Form 10-K
period 2015-01-31
BOX INC
filed 2015-03-30
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36805

Box, Inc.

(Exact name of registrant as specified in its Charter)

Delaware	20-2714444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4440 El Camino Real

Los Altos, California 94022

(Address of principal executive offices and Zip Code)

(877) 729-4269

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act (the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on January 30, 2015 as reported by the New York Stock Exchange on such date was approximately $937.7 million. The registrant has elected to use January 30, 2015, which was the last business day of the registrant’s most recently completed fiscal year, as the calculation date because on July 31, 2014 (the last business day of the registrant’s mostly recently completed second fiscal quarter), the registrant was a privately-held company. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock and Class B common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 28, 2015 the number of shares of the registrant’s Class A common stock outstanding was 14,460,332 and the number of shares of the registrant’s Class B common stock outstanding was 105,328,377.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2015.

Box, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our ability to maintain an adequate rate of revenue and billings growth;

•	our business plan and our ability to effectively manage our growth;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to attract and retain end-customers;

•	our ability to further penetrate our existing customer base;

•	our ability to displace existing products in established markets;

•	our ability to expand our leadership position in Enterprise Content Collaboration solutions;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to innovate new products and bring them to market in a timely manner;

•	our ability to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	the effects of seasonal trends on our operating results;

•	our expectations concerning relationships with third parties;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to maintain, protect and enhance our brand and intellectual property; and

•	future acquisitions of or investments in complementary companies, products, services or technologies.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I

Item 1. BUSINESS

Overview

Box provides a cloud-based, mobile-optimized Enterprise Content Collaboration platform that enables organizations of all sizes to easily and securely manage their content from anywhere. Our platform enables users to collaborate on content both internally and externally, build workflows to power mission-critical processes and deploy compliance and security features that are valuable to most industries and essential in certain industries. We have built our platform to work across multiple file formats, application environments, operating systems and devices.

At our founding in 2005, we recognized that content is more accessible, useful and powerful when it is centrally stored, managed and shared. We have architected our Enterprise Content Collaboration platform from the ground up to be cloud-based and mobile-optimized to meet the evolving demands of today’s information worker. Cloud-based Enterprise Content Collaboration is especially powerful because it enables users to access and collaborate on centralized content from anywhere and allows organizations to access new features and apply policies and controls across all users and content simultaneously. Our solution is especially well-suited to support globally distributed workers with multiple devices and can support deployments ranging in size from one user to over a hundred thousand users.

Our go-to-market strategy combines end-user-driven bottoms-up adoption with top-down sales efforts. We offer individuals a free basic version of Box to provide them with a first-hand experience of the simplicity and effectiveness of our service. Our solution often spreads virally within and across organizations, as users adopt Box and invite new users to collaborate. Frequently, an organization will purchase Box for one use case and later expand its deployment to other use cases and larger groups of employees leading to deeper engagement with our service.

We also deliver industry-specific solutions that target specific business needs with a combination of technology, services and marketing programs aimed at prospective buyers. Where relevant, we also facilitate compliance with industry-specific regulations to ensure companies can use Box in accordance with legal requirements. These industry solutions are aimed to speed the deployment and time to value for customers in industries such as healthcare and life sciences, financial services, legal services, media and entertainment, retail, education, energy and government.

We are building a rich ecosystem around Box. Our platform integrates with the applications of our technology partners, including salesforce.com, NetSuite and others, giving our users full access to Box without leaving partner applications. In addition, third-party developers can rapidly build, update and provision new applications that leverage and extend the core functionality of our service, increasingly with a focus on specific industries and vertical market use cases. To date, tens of thousands of third-party developers have leveraged our platform as the secure content layer for their applications, including developers that are part of our Box OneCloud ecosystem, which provides users with access to more than 1,300 iOS and Android third-party applications.

The Box Solution

We deliver applications (web and mobile), a platform for custom development and a series of industry-specific solutions. Our features and functionality include the following:

•

Modern Cloud Architecture. We have built our platform from the ground up on a cloud-based architecture, which enables us to rapidly develop, update and provision our services to users. Our proprietary cloud architecture is particularly well-suited for enterprise content collaboration because it enables our users to use the most up-to-date versions of our solutions at all times and administrators to immediately apply changes in policies and controls across all their organizations’ critical content simultaneously.

•	Mobility. Our solution enables users to securely manage, share and collaborate on their content anytime and anywhere via nearly any device and operating system, including Mac, iOS, Android, Windows and Blackberry through both native and web applications.

•	Elegant, Intuitive and User-Focused Interface. We are dedicated to keeping our solution easy for users to understand with little to no upfront training. We strive to enable quick and viral user adoption by maintaining a simple and elegant interface with compelling content collaboration features.

•	Simple and Rapid Deployment. Our cloud-based software allows organizations to easily, quickly and inexpensively deploy our product. IT administrators can quickly add users, set up permissions, create folders and begin using our product almost immediately without the need to procure and provision hardware or install and configure software.

•	Enterprise-Grade Security. We have invested heavily to build robust security features to protect our customers from the most pervasive security threats. At the most basic level, all data in Box is encrypted at rest and in transit. Box’s Information Rights Management (IRM) infrastructure enables secure viewing access to files, providing granular restrictions on users’ ability to view, download, edit, print, and share content. With Box Enterprise Key Management (EKM) organizations can safely share content in Box while maintaining full control over the encryption keys that protect that content. This advanced encryption feature is valuable to highly regulated industries such as financial services, government and legal.

•	Administrative Controls. Box gives IT administrators powerful tools to define access rights by user, content type, device and usage. Administrators can set specific content policies such as expiration dates to auto-delete files or deactivate links to time-sensitive materials. They can also manage mobile and sync security settings, including specification of which devices have access to Box and whether certain features are enabled.

•	In-Depth Reporting for Deep Visibility. All actions taken by paying business users and their collaborators in Box are tracked and auditable by administrators through Box’s native interface or via the application programming interface (API).

•	Comprehensive Data Governance Strategy. We provide a secure, centralized system of record with Data Loss Prevention (DLP) capabilities. Our data security policies allow customers to apply quarantine or notification-only policies to sensitive confidential files, such as those containing predefined attributes, for example credit card or social security system numbers, and we provide robust integrations for leading eDiscovery and DLP systems. Our data retention policies, announced in September 2014, are currently in private beta, will allow customers to control how long documents are to be retained in Box and what happens when the retention period expires.

•	Automation and Workflow Management. Box can automate workflows based on process rules that customers can set in Box. For example, sales contracts can be routed for review through a specific approval process based on the contract value. This allows customers to accelerate the flow of information through their organization and integrates Box further into their business processes.

•	Built to Handle Content of Nearly Any Type. We have designed our solution to serve as the central content and collaboration layer for an organization’s employees. Users securely manage, share and collaborate on all types of information on our platform, regardless of format or file type, and from any device, location or operating system.

•	Extensible Platform for Custom and Third-Party Application Development. We provide an open platform with an API that gives independent software vendors (ISVs), companies and third-party developers access to our functionality. Our API can be used to build and deploy unique applications with custom interfaces and workflows that leverage Box capabilities for content access, viewing, sharing, collaboration, security and reporting.

•	Easy Integration with Other Cloud-Based Applications. Our open platform allows for easy integration with other cloud-based applications. We offer a number of off-the-shelf integrations with critical business applications, including Salesforce, NetSuite and others. Using Box Embed, customers are able to embed nearly all of our functionality in any web-based site or application, ensuring consistent accuracy and access.

•	Focus on Industry-Specific Solutions. In order to facilitate easier and faster deployment of Box, we have created and are continuing to create industry-specific solutions for those industries that have significant content and collaboration challenges. These solutions target specific business problems within those industries with a combination of Box, integration with industry-specific partner technologies, implementation expertise from Box Consulting and/or implementation partners, and templates for metadata and workflows that are applicable to those industries. Where relevant, we have obtained regulatory and compliance certifications as well. For example, we facilitate compliance with the Health Insurance Portability and Accountability Act (HIPAA), and the Health Information Technology for Economic and Clinical Health (HITECH) Act, both particularly relevant to the healthcare industry. We also facilitate compliance with the Payment Card Industry Data Security Standard (PCI DSS), which is critical to the financial services and insurance industries.

Customers

Our user base includes over 34 million registered users across more than 280,000 organizations. We define a registered user as a Box account that has been provisioned to a unique user ID. As of January 31, 2015, approximately 90% of our registered users are non-paying users who have independently registered for accounts and approximately 10% of our registered users are paying users who register as part of a larger enterprise or business account or by using a personal account.

We currently have over 45,000 paying organizations, and our solution is offered in 22 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services. Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; or (iii) organizations may purchase IT-sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription.

For the 12 months ended January 31, 2015, 59% of our orders for subscription services were from new enterprise customers and expansion within existing enterprise customers. We consider enterprise customers to be organizations with at least 1,000 employees, as such organizations are the focus of our Enterprise Accounts sales team. Our current customer base spans numerous industries including healthcare and life sciences, financial services, legal services, media and entertainment, retail, education, energy and government. No individual customer represented more than 10% of our revenues in the year ended January 31, 2015.

We have developed several programs designed to provide customers with service options to quickly get them up and running and enhance their usage of our platform. These services include 24x7 support; a professional services ecosystem that consists of our Box Consulting team and system integrators that help customers implement simple use cases as well as more complex platform and content management oriented use cases, a Customer Success Management group to assist customers in production; and an online help center with self-service training materials, best practice guides and product documentation.

Sales and Marketing

We offer our solution to our customers as a subscription-based service, with subscription fees based on the requirements of our customers, including the number of users and functionality deployed. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging between one month to three years or more. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. We recognize revenue ratably over the term of the subscription period.

We make it easy for users and organizations to subscribe to paid versions of our service on our self-service web portal. We also employ a direct sales team to offer a higher touch experience. Our sales team is composed of inside sales, outbound sales and field sales personnel who are generally organized by account size and geography, and/or major industry focus. We also have a rich ecosystem of channel partners who expand our reach to both large and small enterprises.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs and through our strategic relationships. Our marketing programs target senior IT leaders, technology professionals and senior line of business leaders.

As a core part of our strategy, we have developed an ecosystem of partners to both broaden and complement our application offerings and to provide a broad array of services that lie outside of Box’s areas of focus. These relationships include software and technology partners, consulting and implementation services providers that enable Box to address a broader set of use cases for our customers.

Research and Development

Our ability to compete depends in large part on our continuous commitment to product development and our ability to rapidly introduce new applications, technologies, features and functionality. In simple conceptual form, we provide a product that allows companies to securely share files. In practice, we develop and maintain a set of sophisticated software services (e.g., search, share, secure, convert/view, log, etc.) around corporate content. These services, which comprise the Box Platform, are used to develop our own applications (e.g., sync, web, native mobile) and also support the development of third party applications.

Our product development organization is responsible for the specification, design, development and testing of our platform and applications. We focus our efforts on improving the security, reliability, performance and flexibility of the services in our platform. And we continually improve our applications so that they help users and teams become more productive in their day-to-day work.

Research and development expenses were $66.4 million, $46.0 million and $29.0 million for the years ended January 31, 2015, 2014 and 2013, respectively.

Competition

The Enterprise Content Collaboration market is large, highly competitive and highly fragmented. It is subject to rapidly evolving technology, shifting customer needs and frequent introductions of new products and services. Outside of the Enterprise Content Collaboration market, we compete against several categories of technology providers: vendors whose core competency is simple file sync and share, which can be deployed on premise, hybrid, or via a SaaS delivery model; real-time collaboration vendors whose focus is on real-time voice, video and text communication in the enterprise; social collaboration vendors who focus on the conversations that occur between teams; traditional Enterprise Content Management (ECM) vendors who deploy on premise and offer deep records management, business process workflow, and archival capabilities; and newer mobile enterprise vendors who are beginning to enter the content collaboration market, are adding adjacent content capabilities onto an existing product, or serve a particular business or industry use case. Our current primary competitors include but are not limited to:

•	Enterprise Content Collaboration: established vendors including EMC, IBM and Microsoft (Office365 and SharePoint); and

•	File Sync and Share: including Citrix (ShareFile), Dropbox, Google (Drive), EMC (Syncplicity), Microsoft (OneDrive for Business) and Amazon (Zocalo).

We may face future competition in our markets from other large, established companies, as well as from smaller specialized companies. In addition, we expect continued consolidation in our industry which could adversely alter the competitive dynamics of our markets including both pricing and the ability for us to compete successfully for customers.

The principal competitive factors in our market include:

•	enterprise-grade security and compliance;

•	ease of user experience;

•	scalable product and infrastructure for large deployments;

•	speed, availability, and reliability of the service;

•	low-cost, quick deployment;

•	integration into office productivity, desktop and mobile tools;

•	current and forward-thinking product development;

•	agnostic to device, operating system, and file type;

•	metadata capabilities;

•	automation and workflow management;

•	extensible platform for custom application development;

•	customer-centric product development;

•	rich ecosystem of channel partners and applications;

•	superior customer service and commitment to customer success; and

•	strength of professional services organization.

We believe that we compete favorably on the basis of these factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, core technical innovation, platform and partner ecosystem and customer support. In addition, many of our competitors, particularly the large software companies named above, may have greater name recognition, longer operating histories, significantly greater resources and established relationships with our partners and customers which can give them advantageous positioning for their products despite other competitive merits of respective product features and functionality. Some competitors may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs.

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. As of January 31, 2015, we had nine issued U.S. patents and 11 issued Great Britain patents that directly relate to our technology that expire between 2028 and 2033, and we had 87 pending patent applications in the U.S. and 44 pending patent applications internationally. We intend to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

We require our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our applications are more essential to establishing and maintaining our technology leadership position.

Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our application. Policing unauthorized use of our technology and intellectual property rights is difficult.

We expect that software and other applications in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of applications in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time.

Employees

As of January 31, 2015, we had 1,158 employees. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Corporate Information

Our principal executive offices are located at 4440 El Camino Real, Los Altos, California 94022, and our telephone number is (877) 729-4269. Our website address is www.box.com, and our investor relations website is located at www.boxinvestorrelations.com. The information on, or that can be accessed through, our website is not part of this report. We were incorporated in 2005 as Box.Net, Inc., a Washington corporation, and later reincorporated in 2008 under the same name as a Delaware corporation. In November 2011, we changed our name to Box, Inc. The Box design logo, “Box” and our other registered and common law trade names, trademarks and service marks are the property of Box, Inc. Other trademarks, service marks, or trade names appearing in this report are the property of their respective owners.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the Securities and Exchange Commission (the SEC)’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically through our investor relations website located at www.boxinvestorrelations.com as soon as reasonably practical after we file such material with, or furnish it to, the SEC.

We also use our investor relations website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on our investor relations website. In addition, important information is routinely posted and accessible on the blog section of our website, which is accessible by clicking on the tab labeled “The Box Blog” on our website, as well as certain Twitter accounts, such as @boxhq, @levie and @boxincir. Information on or that can be accessed through our website or are on these Twitter accounts is not part of this Annual Report on Form 10-K, and the inclusion of our website address and Twitter accounts is an inactive textual reference only.

Item 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $168.2 million in our fiscal year ended January 31, 2015, $168.6 million in our fiscal year ended January 31, 2014, and $112.6 million in our fiscal year ended January 31, 2013. As of January 31, 2015, we had an accumulated deficit of $529.4 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our datacenter infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging between one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

We have a limited operating history, which makes it difficult to predict our future operating results.

We were incorporated and introduced our first service in 2005. As a result of our limited operating history, our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to changes in our markets, or if we do not address these risks and uncertainties successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for cloud-based Enterprise Content Collaboration services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. Our competitors include, but are not limited to, Microsoft, Google, Dropbox, Citrix and EMC. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures on our business. If we are unable to achieve our target pricing levels, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products or services. In addition, many of our competitors have established marketing relationships and major distribution agreements with channel partners, consultants, system integrators and resellers. Moreover, many software vendors could bundle products or offer them at lower prices as part of a broader product sale or enterprise license arrangement. Some competitors may offer products or services that address one or a number of business execution functions at lower prices or with greater depth than our services. As a result, our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards or customer requirements. Furthermore, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

If the cloud-based Enterprise Content Collaboration market develops more slowly than we expect or declines, our business could be adversely affected.

The cloud-based Enterprise Content Collaboration market is not as mature as the market for on-premise enterprise software, and it is uncertain whether a cloud-based service like ours will achieve and sustain high levels of customer demand and market acceptance. Because we derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of our cloud-based Enterprise Content Collaboration solution, our success will depend to a substantial extent on the widespread adoption of cloud computing in general and of cloud-based content collaboration services in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional enterprise software into their organizations and, therefore, may be reluctant or unwilling to migrate to a cloud-based model for storing, accessing, sharing and managing their content. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the cloud computing market or the entry of competitive services. The expansion of a cloud-based Enterprise Content Collaboration market depends on a number of factors, including the cost, performance and perceived value associated with cloud computing, as well as the ability of companies that provide cloud-based services to address security and privacy concerns. If we or other providers of cloud-based services experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based services as a whole, including our services, may be negatively affected. If cloud-based services do not achieve widespread adoption, or there is a reduction in demand for cloud-based services caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenue, harm our growth rates, and adversely affect our business and operating results.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have recently experienced a period of rapid growth in our operations and employee headcount. In particular, we grew from 972 employees as of January 31, 2014 to 1,158 employees as of January 31, 2015, and have also significantly increased the size of our customer base. You should not consider our recent growth as indicative of our future performance. However, we anticipate that we will significantly expand our operations and employee headcount in the near term, including internationally. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business performance and operating results.

Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our services. Any decline in our customer renewals or failure to convince our customers to broaden their use of our services would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when the existing subscription term expires. Our customers have no obligation to renew their subscriptions upon expiration, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. Although our retention rate has historically been high, some of our customers have elected not to renew their subscriptions with us.

Our retention rate may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our services, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, the effects of global economic conditions or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, purchase fewer seats or renew on less favorable terms, our revenue may decline, and we may not realize improved operating results from our customer base.

In addition, the growth of our business depends in part on our customers expanding their use of our services. The use of our cloud-based Enterprise Content Collaboration platform often expands within an organization as new users are added or as additional services are purchased by or for other departments within an organization. Further, as we have introduced new services throughout our operating history, our existing customers have constituted a significant portion of the users of such services. If we are unable to encourage our customers to broaden their use of our services, our operating results may be adversely affected.

If we are not able to provide successful enhancements, new features and modifications to our services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we have recently introduced Box for Industries, a set of enterprise content collaboration solutions aimed at transforming how businesses across verticals work with information. These solutions are underpinned by Box Workflow, a new technology that powers intelligent business processes on the Box platform. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, features or services. Failure in this regard may significantly impair our revenue growth. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Actual or perceived security vulnerabilities in our services or any breaches of our security controls and unauthorized access to a customer’s data could harm our business and operating results.

The services we offer involve the storage of large amounts of our customers’ sensitive and proprietary information. Cyber attacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based content collaboration services have been targeted in the past. As we increase our customer base and our brand becomes more widely known and recognized, we may become more of a target for these malicious third parties. If our security measures are breached as a result of third-party action, employee negligence and/or error, malfeasance, product defects or otherwise, and this results in the disruption of the confidentiality, integrity or availability of our customers’ data, we could incur significant liability to our customers and to individuals or organizations whose information was being stored by our customers, and our business may suffer and our reputation may be damaged. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, change frequently and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures. In addition, our customer contracts often include (i) specific obligations that we maintain the availability of the customer’s data through our service and that we secure customer content against unauthorized access or loss, and (ii) indemnity provisions whereby we indemnify our customers for third-party claims asserted against them that result from our failure to maintain the availability of their content or securing the same from unauthorized access or loss. While our customer contracts contain limitations on our liability in connection with these obligations and indemnities, if an actual or perceived security breach occurs, the market perception of the effectiveness of our security measures could be harmed, we could be subject to indemnity or damage claims in certain customer contracts, and we could lose future sales and customers, any of which could harm our business and operating results. Furthermore, while our errors and omissions insurance policies include liability coverage for these matters, if we experienced a widespread security breach that impacted a significant number of our customers for whom we have these indemnity obligations, we could be subject to indemnity claims that exceed such coverage.

As a substantial portion of our sales efforts are increasingly targeted at enterprise customers, our sales cycle may become increasingly lengthier and more expensive, we may encounter still greater pricing pressure and implementation and customization challenges, and we may have to delay more revenue recognition for more complicated transactions, all of which could harm our business and operating results.

As a substantial portion of our sales efforts are increasingly targeted at enterprise customers, we face greater costs, longer sales cycles and less predictability in the completion of some of our sales. In this market segment, the customer’s decision to use our services may be an enterprise-wide decision, in which case these types of sales require us to provide greater levels of customer education regarding the uses and benefits of our services, as well as education regarding security, privacy, and data protection laws and regulations, especially for those customers in more heavily regulated industries or those with significant international operations. In addition, larger enterprises may demand more customization, integration and support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, which could increase our costs and sales cycle and divert our own sales and professional services resources to a smaller number of larger customers. Meanwhile, this would potentially require us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met. Professional services may also be performed by a third party or a combination of our own staff and a third party. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality or interoperability of our services with their own IT environment, we could incur additional costs to address the situation, which could adversely affect our margins. Moreover, any customer dissatisfaction with our services could damage our ability to encourage broader adoption of our services by that customer. In addition, any negative publicity resulting from such situations, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our services and harm our business.

Users can use our services to store personal or identifying information. However, federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and other individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business or the businesses of our customers may limit the use and adoption of our services and reduce overall demand for them.

In addition, foreign data protection, privacy and other laws and regulations are often more restrictive than those in the United States. For example, a revision to the 1995 European Union Data Protection Directive is currently being considered by European legislative bodies that may include more stringent operational requirements for data processors and significant penalties for non-compliance. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies that could affect our business. For example, the European Commission is currently considering a data protection regulation that may include operational requirements for companies that receive personal data that are different than those currently in place in the European Union, and that may also include significant penalties for non-compliance. In addition, some countries are considering legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

Furthermore, government agencies may seek to access sensitive information that our users upload to Box, or restrict users’ access to Box. Laws and regulations relating to government access and restrictions are evolving, and compliance with such laws and regulations could limit adoption of our services by users and create burdens on our business. Moreover, regulatory investigations into our compliance with privacy-related laws and regulations could increase our costs and divert management attention.

If we are not able to satisfy data protection, security, privacy, and other government- and industry-specific requirements, our growth could be harmed.

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. In addition, some of the industries we serve have industry-specific requirements relating to compliance with certain security and regulatory standards, such as those required by the HIPAA and the HITECH Act. As we expand into new verticals and regions, we will need to comply with these and other new requirements. If we cannot comply or if we incur a violation in one or more of these requirements, our growth could be adversely impacted, and we could incur significant liability.

Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically one year, although we also offer our services for terms ranging between one month to three years or more. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. However, any such decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our retention rate may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Our platform must integrate with a variety of operating systems and software applications that are developed by others, and if we are unable to ensure that our solutions interoperate with such systems and applications, our service may become less competitive, and our operating results may be harmed.

We offer our services across a variety of operating systems and through the internet. We are dependent on the interoperability of our platform with third-party mobile devices, desktop and mobile operating systems, as well as web browsers that we do not control. Any changes in such systems, devices or web browsers that degrade the functionality of our services or give preferential treatment to competitive services could adversely affect usage of our services. In order to deliver high quality services, it is important that they work well with a range of operating systems, networks, devices, web browsers and standards that we do not control. In addition, because a substantial number of our users access our services through mobile devices, we are particularly dependent on the interoperability of our services with mobile devices and operating systems. We may not be successful in developing relationships with key participants in the mobile industry or in developing services that operate effectively with these operating systems, networks, devices, web browsers and standards. In the event that it is difficult for our users to access and use our services, our user growth may be harmed, and our business and operating results could be adversely affected.

We cannot accurately predict new subscription or expansion rates and the impact these rates may have on our future revenue and operating results.

In order for us to improve our operating results and continue to grow our business, it is important that we continue to attract new customers and expand deployment of our solution with existing customers. To the extent we are successful in increasing our customer base, we could incur increased losses because costs associated with new customers are generally incurred up front, while revenue is recognized ratably over the term of our subscription services. Alternatively, to the extent we are unsuccessful in increasing our customer base, we could also incur increased losses as costs associated with marketing programs and new products intended to attract new customers would not be offset by incremental revenue and cash flow. Furthermore, if our customers do not expand their deployment of our services, our revenue may grow more slowly than we expect. All of these factors can negatively impact our future revenue and operating results.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly operating results, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	our ability to attract new customers;

•	our ability to convert users of our limited free versions to paying customers;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	our retention rate;

•	the timing of recognition revenue

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches;

•	general economic, industry and market conditions;

•	increases or decreases in the number of features in our services or pricing changes upon any renewals of customer agreements;

•	changes in our go to market strategies and/or pricing policies and/or those of our competitors;

•	seasonal variations in sales of our services, which has historically been highest in the fourth quarter of a calendar year;

•	the timing and success of new services and service introductions by us and our competitors or any other change in the competitive dynamics of our industry, including consolidation or new entrants among competitors, customers or strategic partners; and

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

One of our marketing strategies is to offer a limited free version of our service, and we may not be able to realize the benefits of this strategy.

We offer a limited version of our service to users free of charge in order to promote additional usage, brand and product awareness, and adoption. Some users never convert from a free version to a paid version of our service. Our marketing strategy also depends in part on persuading users who use the free version of our service to convince decision-makers to purchase and deploy our service within their organization. To the extent that these users do not become, or lead others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our business and revenue may be harmed.

If we fail to effectively manage our technical operations infrastructure, our customers may experience service outages and delays in the further deployment of our services, which may adversely affect our business.

We have experienced significant growth in the number of users and the amount of data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provisioning of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our services. However, the provision of new hosting infrastructure requires significant lead-time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage, primary and redundant hardware or connectivity failures, dependent service provider failures and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time, which may harm our reputation and operating results. Furthermore, if we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our revenue.

Interruptions or delays in service from our third-party datacenter hosting facilities could impair the delivery of our services and harm our business.

We currently store our customers’ information within two third-party datacenter hosting facilities located in Northern California. As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently replicated in near real time in a facility located in Las Vegas, Nevada. In addition, all of our customers’ data is further replicated on a third-party storage platform located on the East Coast. These facilities are located in areas prone to earthquakes and are also vulnerable to damage or interruption from floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted. As we continue to add datacenters and add capacity in our existing datacenters, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, as we continue to grow and scale our business to meet the needs of our customers, additional burdens may be placed on our hosting facilities. In particular, a rapid expansion of our business could cause our network or systems to fail.

If we overestimate or underestimate our data center capacity requirements, our operating results could be adversely affected.

Only a small percentage of our customers that are organizations currently use our service as a way to organize all of their internal files. In particular, larger organizations and enterprises typically use our service to connect people and their most important information so that they are able to get work done more efficiently. However, over time, we may experience an increase in customers that look to Box as their complete content storage solution. The costs associated with leasing and maintaining our data centers already constitute a significant portion of our capital and operating expenses. We continuously evaluate our short- and long-term data center capacity requirements to ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs. If we overestimate the demand for our cloud-based storage service and therefore secure excess data center capacity, our operating margins could be reduced. If we underestimate our data center capacity requirements, we may not be able to service the expanding needs of new and existing customers and may be required to limit new customer acquisition, which would impair our revenue growth. Furthermore, regardless of our ability to appropriately manage our data center capacity requirements, an increase in the number of organizations, in particular large businesses and enterprises, that use our service as a larger component of their content storage requirements could result in lower gross and operating margins or otherwise have an adverse impact on our financial condition and operating results.

We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.

Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, designers, product managers, sales representatives, and customer support representatives. Our ability to execute efficiently is dependent upon contributions from our employees, including our senior management team and, in particular, Aaron Levie, our co-founder, Chairman and Chief Executive Officer. In addition, occasionally, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute on our plans and strategies on a timely basis, our business could be harmed.

Our growth strategy also depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Many of our employees may be able to receive significant proceeds from sales of our equity in the public markets after the expiration of the lock-up period related to our initial public offering, which may reduce their motivation to continue to work for us. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area, where our headquarters are located. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends on our not infringing upon the valid intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing entities, and individuals, may own or claim to own intellectual property relating to our industry.

For example, on June 5, 2013, Open Text S.A. (Open Text) filed a lawsuit against us in U.S. District Court, Eastern District of Virginia, alleging that our core cloud software and Box Edit application directly and indirectly infringe 12 patents in three patent families that Open Text acquired through its acquisition of various companies. Open Text sought preliminary and permanent injunctions against infringement, treble damages, and attorneys’ fees. On February 13, 2015, a jury returned a verdict for Open Text in the amount of $4.9 million, finding that certain of the Open Text patents were infringed by our Box Edit feature and our Box Android application. Open Text has identified its intention to file appeals.

We intend to continue to defend the lawsuit vigorously through the appellate process. See Item 3. “Legal Proceedings” for additional information related to this litigation. Any adverse outcomes, licenses, settlements or unfavorable jury verdicts could have an adverse affect on both our financial results and financial position. Further, regardless of who prevails, intellectual property cases can be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our solution, which would also materially harm our business. During the course of litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

From time to time, certain other third parties have claimed that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In addition, we cannot assure you that actions by other third parties alleging infringement by us of third-party patents will not be asserted or prosecuted against us. In the future, others may claim that our services and underlying technology infringe or violate their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify services, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part on our intellectual property. As of January 31, 2015, we had nine issued U.S. patents, eleven issued Great Britain patents, and 87 pending patent applications in the U.S. and 44 pending patent applications internationally. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the U.S., and we may have to expend significant resources to obtain additional patents as we expand our international operations.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could materially adversely affect our brand and adversely impact our business.

We rely on third parties for certain financial and operational services essential to our ability to manage our business. A failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.

We rely on third parties for certain essential financial and operational services. Traditionally, the vast majority of these services have been provided by large enterprise software vendors who license their software to customers. However, we receive many of these services on a subscription basis from various software-as-a-service companies that are smaller and have shorter operating histories than traditional software vendors. Moreover, these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors providing us with services that are always available and are free of errors or defects that could cause disruptions in our business processes, which would adversely affect our ability to operate and manage our operations.

We are subject to governmental export controls that could impair our ability to compete in international markets due to licensing requirements and economic sanctions programs that subject us to liability if we are not in full compliance with applicable laws.

Certain of our services are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. The provision of our products and services must comply with these laws. The U.S. export control laws and U.S. economic sanctions laws include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our services or could limit our customers’ ability to implement our services in those countries.

Although we take precautions to prevent our services from being provided in violation of such laws, our solutions may have been in the past, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we fail to comply with these laws, we and our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise.

Changes in our services, or changes in export, sanctions and import laws, may delay the introduction and sale of our services in international markets, prevent our customers with international operations from deploying our services or, in some cases, prevent the export or import of our services to certain countries, governments, persons or entities altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our services, or in our decreased ability to export or sell our services to existing or potential customers with international operations. Any decreased use of our services or limitation on our ability to export or sell our services would likely adversely affect our business, financial condition and operating results.

We focus on product innovation and user engagement rather than short-term operating results.

We focus heavily on developing and launching new and innovative products and features, as well as on improving the user experience for our services. We also focus on growing the number of Box users and paying organizations through direct field sales, direct inside sales, indirect channel sales and through word-of-mouth by individual users, some of whom use our services at no cost. We prioritize innovation and the experience for users on our platform, as well as the growth of our user base, over short-term operating results. We frequently make product and service decisions that may reduce our short-term operating results if we believe that the decisions are consistent with our goals to improve the user experience and to develop innovative features that we feel our users desire. These decisions may not be consistent with the short-term expectations of investors and may not produce the long-term benefits that we expect.

We provide service level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face subscription terminations, which could adversely affect our revenue. Furthermore, any failure in our delivery of high-quality customer support services may adversely affect our relationships with our customers and our financial results.

Our subscription agreements with customers provide certain service level commitments. If we are unable to meet the stated service level commitments or suffer periods of downtime that exceed the periods allowed under our customer agreements, we may be obligated to provide these customers with service credits which could significantly impact our revenue in the period in which the downtime occurs and the credits could be due. We could also face subscription terminations, which could significantly impact both our current and future revenue. Any extended service outages could also adversely affect our reputation, which would also impact our future revenue and operating results.

Our customers depend on our customer success organization to resolve technical issues relating to our services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the ease of use of our services, on our reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation and our ability to sell our services to existing and prospective customers.

If our services fail to perform properly or if we are unable to scale our services to meet the needs of our customers, our reputation could be adversely affected, our market share could decline and we could be subject to liability claims.

Our services are inherently complex and may contain material defects or errors. Any defects either in functionality or that cause interruptions in the availability of our services, as well as user error, could result in:

•	loss or delayed market acceptance and sales;

•	breach of warranty claims;

•	issuance of sales credits or refunds for prepaid amounts related to unused subscription services;

•	loss of customers;

•	diversion of development and customer service resources; and

•	harm to our reputation.

The costs incurred in correcting any material defects or errors might be substantial and could adversely affect our operating results.

Because of the large amount of data that we collect and manage, it is possible that hardware failures, errors in our systems or user errors could result in data loss or corruption that our customers regard as significant. Furthermore, the availability or performance of our services could be adversely affected by a number of factors, including customers’ inability to access the internet, the failure of our network or software systems, security breaches or variability in customer traffic for our services. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from some of these events. In addition to potential liability, if we experience interruptions in the availability of our services, our reputation could be adversely affected, which could result in the loss of customers. For example, our customers access our services through their internet service providers. If a service provider fails to provide sufficient capacity to support our services or otherwise experiences service outages, such failure could interrupt our customers’ access to our services, adversely affect their perception of our services’ reliability and consequently reduce our revenue.

Our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us, and defending a lawsuit, regardless of its merit, could be costly and divert management’s attention.

Furthermore, we will need to ensure that our services can scale to meet the needs of our customers, particularly as we continue to focus on larger enterprise customers. If we are not able to provide our services at the scale required by our customers, potential customers may not adopt our solution and existing customers may not renew their agreements with us.

If the prices we charge for our services are unacceptable to our customers, our operating results will be harmed.

As the market for our services matures, or as new or existing competitors introduce new products or services that compete with ours, we may experience pricing pressure and be unable to renew our agreements with existing customers or attract new customers at prices that are consistent with our pricing model and operating budget. If this were to occur, it is possible that we would have to change our pricing model or reduce our prices, which could harm our revenue, gross margin and operating results.

Sales to customers outside the United States or with international operations expose us to risks inherent in international sales.

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. To date, we have not realized a substantial portion of our revenue from customers outside the

United States. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, geographic and political risks that are different from those in the United States. Because of our limited experience with international operations and significant differences between international and U.S. markets, our international expansion efforts may not be successful in creating demand for our services outside of the United States or in effectively selling subscriptions to our services in all of the international markets we enter. In addition, we will face specific risks in doing business internationally that could adversely affect our business, including:

•	the need to localize and adapt our services for specific countries, including translation into foreign languages and associated expenses;

•	data privacy laws that, among other things, could require that customer data be stored and processed in a designated territory;

•	difficulties in staffing and managing foreign operations;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•	new and different sources of competition;

•	weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	laws and business practices favoring local competitors;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	adverse tax consequences; and

•	unstable regional, economic and political conditions.

We both sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We currently manage our exchange rate risk by matching foreign currency cash balances with payables and by maintaining minimal non-USD cash reserves, but do not have any other hedging programs in place to limit the risk of exchange rate fluctuation. In the future, however, to the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. We cannot be certain such practice will ultimately be available and/or effective at mitigating all foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, our deployed hedging strategies are not effective, or there are no hedging strategies available for certain exposures which are prudent given the risks associated and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be adversely affected in the future.

Failure to adequately expand our direct sales force and successfully maintain our online sales experience will impede our growth.

We will need to continue to expand and optimize our sales infrastructure in order to grow our customer base and our business. We plan to continue to expand our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. If we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the intended benefits of this investment or increase our revenue.

We maintain our Box website to efficiently service our high volume, low dollar customer transactions and certain customer inquiries. Our goal is to continue to evolve this online experience so it effectively serves the increasing and changing needs of our growing customer base. If we are unable to maintain the effectiveness of our online solution to meet the future needs of our online customers, we could see reduced online sales volumes as well as a decrease in our sales efficiency which could adversely affect our results of operations.

If we are unable to maintain and promote our brand, our business and operating results may be harmed.

We believe that maintaining and promoting our brand is critical to expanding our customer base. Maintaining and promoting our brand will depend largely on our ability to continue to provide useful, reliable and innovative services, which we may not do successfully. We may introduce new features, products, services or terms of service that our customers do not like, which may negatively affect our brand and reputation. Additionally, the actions of third parties may affect our brand and reputation if customers do not have a positive experience using third-party apps or other services that are integrated with Box. Maintaining and enhancing our brand may require us to make substantial investments, and these investments may not achieve the desired goals. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business and operating results could be adversely affected.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, such as alliance partners, distributors, system integrators and developers. For example, we have entered into agreements with partners to market, resell, integrate with or endorse our services. We also partner with channel partners and resellers to sell our services. Identifying partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources. Also, we depend on our ecosystem of system integrators and developers to create applications that will integrate with our platform. Our competitors may be effective in providing incentives to third parties to favor their products or services, or to prevent or reduce subscriptions to our services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of current and potential customers, as our partners may no longer facilitate the adoption of our services by potential customers.

If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our services or increased revenue.

Furthermore, if our partners and resellers fail to perform as expected, our reputation may be harmed and our business and operating results could be adversely affected.

We depend on our ecosystem of system integrators and developers to create applications that will integrate with our platform.

We depend on our partner ecosystem of system integrators and developers to create applications that will integrate with our platform. This presents certain risks to our business, including:

•	we cannot provide any assurance that these applications meet the same quality standards that we apply to our own development efforts, and to the extent that they contain bugs or defects, they may create disruptions in our customers’ use of our services or negatively affect our brand;

•	we do not currently provide support for software applications developed by our partner ecosystem, and users may be left without support and potentially cease using our services if these system integrators and developers do not provide adequate support for their applications; and

•	these system integrators and developers may not possess the appropriate intellectual property rights to develop and share their applications.

Many of these risks are not within our control to prevent, and our brand may be damaged if these applications do not perform to our users’ satisfaction and that dissatisfaction is attributed to us.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We believe that our culture has been and will continue to be a key contributor to our success. From January 31, 2014 to January 31, 2015, we increased the size of our workforce by 186 employees, and we expect to continue to hire aggressively as we expand. If we do not continue to develop our corporate culture or maintain our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth. Moreover, liquidity available to our employee security holders because of our initial public offering could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

Our services contain open source software, and we license some of our software through open source projects, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative impact on our business.

We use open source software in our services and will use open source software in the future. In addition, we regularly contribute software source code to open source projects under open source licenses or release internal software projects under open source licenses, and anticipate doing so in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our services. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Additionally, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we are unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and operating results.

Future acquisitions and investments could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our recent acquisitions of Crocodoc, Inc., a company with advanced HTML5 based document rendering technology, Streem, a company with technology that allows users to mount a cloud drive onto their computer and MedXT, a company with technology that allows us to display medical images (DICOM) files in an online and mobile viewer. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

•	coordination of research and development and sales and marketing functions;

•	retention of key employees from the acquired company;

•	cultural challenges associated with integrating employees from the acquired company into our organization;

•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

•	the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies;

•	liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;

•	unanticipated write-offs or charges; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental operating expenses or the write-off of goodwill, any of which could harm our financial condition or operating results.

We may require additional capital to support our operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

On occasion, we may need additional financing to operate or grow our business. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets and other factors. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

Financing agreements we are party to or may become party to may contain operating and financial covenants that restrict our business and financing activities.

Our existing credit agreement with certain lenders contains certain operating and financial restrictions and covenants, including the prohibition of the incurrence of certain indebtedness and liens, the prohibition of certain investments, restrictions against certain merger and consolidation transactions, certain restrictions against the disposition of assets and the requirement to maintain a minimum level of liquidity. These restrictions and covenants, as well as those contained in any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under the credit agreement and any future financial agreements that we may enter into. If not waived, defaults could cause our outstanding indebtedness under our credit agreement and any future financing agreements that we may enter into to become immediately due and payable.

Adverse economic conditions may negatively impact our business.

Our business depends on the overall demand for Enterprise Content Collaboration and on the economic health of our current and prospective customers. The financial recession resulted in a significant weakening of the economy in the United States, Europe and worldwide, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell our services. In addition, there has been pressure to reduce government spending in the United States, and tax increases and spending cuts at the Federal level (the sequester) have gone into effect. In the event lawmakers cannot agree on matters such as the national debt ceiling or future budgets, the United States could default on its obligations. This may reduce demand for our services from organizations that receive funding from the U.S. government and this could negatively affect the U.S. economy, which could further reduce demand for our services. Furthermore, the economies of certain European countries have been experiencing difficulties associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the eurozone. We have operations in the United Kingdom, Germany and France, and likely will expand these to other Eurozone countries in future years, and current and potential customers in Europe. If economic conditions in Europe and other key markets for our services continue to remain uncertain or deteriorate further, many customers may delay or reduce their information technology spending. This could result in reductions in sales of our services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that Enterprise Content Collaboration spending levels will increase following any recovery.

Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our services, and could have a negative impact on our business.

The future success of our business depends upon the continued use of the internet as a primary medium for commerce, communication and business services. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our services in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, or result in reductions in the demand for internet-based services such as ours.

In addition, the use of the internet and, in particular, the cloud as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by “viruses,” “worms” and similar malicious programs, and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our services could suffer.

We employ third-party licensed software for use in or with our services, and the inability to maintain these licenses or errors in the software we license could result in increased costs, or reduced service levels, which would adversely affect our business.

Our services incorporate certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our services with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our services depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our services, delay new services introductions, result in a failure of our services, and injure our reputation. Our use of additional or alternative third-party software would require us to enter into additional license agreements with third parties.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange, the Sarbanes-Oxley Act and the listing standards of the New York Stock Exchange (the NYSE). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our Class A common stock.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including: not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our initial public offering. We will remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year ending after the fifth anniversary of the completion of our initial public offering. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices we make to avail ourselves of these exemptions, there may be a less active trading market for our Class A common stock and the market price of our Class A common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards, and, therefore, we are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of January 31, 2015, we had U.S. federal net operating loss carryforwards of approximately $342.0 million, state net operating loss carryforwards of approximately $332.3 million, and foreign net operating loss carryforwards of approximately $65.9 million. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have in the past experienced an ownership change which has impacted our ability to fully realize the benefit of these net operating loss carryforwards. If we experience additional ownership changes as a result of our initial public offering or future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

Tax laws or regulations could be enacted or changed and existing tax laws or regulations could be applied to us or to our customers in a manner that could increase the costs of our services and adversely impact our business.

The application of federal, state, local and international tax laws to services provided electronically is unclear and continuously evolving. Income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted or amended at any time, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the internet. These enactments or amendments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.

In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted or applied adversely to us, possibly with retroactive effect, which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties, as well as interest for past amounts. If we are unsuccessful in collecting such taxes due from our customers, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows.

We may be subject to additional tax liabilities.

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, and such laws and rates vary by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Significant judgment is required in determining our worldwide provision for income taxes. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, there could be a material effect on our tax provision, net income or cash flows in the period or periods for which that determination is made. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering, including our executive officers, employees and directors and their affiliates, which limits your ability to influence the outcome of important transactions, including a change in control.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including our executive officers, employees and directors and their affiliates, collectively hold approximately 98.6% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

Future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, Messrs. Levie, Levin and Smith retain a significant portion of their holdings of our Class B common stock for an extended period of time, they could control a significant portion of the voting power of our capital stock for the foreseeable future. As board members, Messrs. Levie, Levin and Smith each owe a fiduciary duty to our stockholders and must act in good faith and in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, Messrs. Levie, Levin and Smith are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:

•	creating a classified board of directors whose members serve staggered three-year terms;

•	authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	controlling the procedures for the conduct and scheduling of board directors and stockholder meetings; and

•	authorizing two classes of common stock, as discussed above.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents certain stockholders holding more than 15% of our outstanding capital stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding common stock not held by such stockholder.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

The market price of our Class A common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.

Prior to our initial public offering, there had been no public market for shares of our Class A common stock. The market price of our Class A common stock since our initial public offering has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally or those in our industry in particular;

•	sales of shares of our Class A common stock by us or our stockholders;

•	failure of securities analysts to maintain coverage and/or to provide accurate consensus results of us, changes in financial estimates by securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

•	announcements by us or our competitors of new products or services;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our operating results or fluctuations in our operating results;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

A total of 105,232,718, or 87.8%, of the shares of our capital stock outstanding as of February 28, 2015 are restricted from immediate resale but may be sold in the near future. The large number of shares of our capital stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As of January 31, 2015, there were 119,655,030 shares of our capital stock outstanding. Our executive officers, directors and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us and/or lock-up agreements with the underwriters of our initial public offering under which they have agreed, subject to specific exceptions, not to sell any shares of our capital stock prior to July 23, 2015. As a result of these agreements and the provisions of our investors’ rights agreement, all shares of our capital stock will be available for sale in the public market beginning on July 23, 2015, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended, as well as our insider trading policy.

Following the expiration of the lock-up agreements referred to above, stockholders owning an aggregate of up to 92,886,469 shares of our capital stock can require us to register shares of our capital stock owned by them for public sale in the United States. In addition, we filed a registration statement to register 59,837,528 shares of our capital stock reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and expiration of the market standoff agreements and lock-up agreements referred to above, the shares of our capital stock issued upon exercise of outstanding options to purchase shares of our Class B common stock and upon the vesting of outstanding RSUs will be available for immediate resale in the United States in the open market.

Sales of our Class A common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the market price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, our market or our competitors, or if they adversely change their recommendations regarding our Class A common stock, the market price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock is influenced, to some extent, by the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us adversely change their recommendations regarding our Class A common stock or provide more favorable recommendations about our competitors, the market price of our Class A common stock would likely decline. If any of the analysts who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the market price of our Class A common stock or trading volume to decline.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our Class A common stock in the foreseeable future. Consequently, investors may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase shares of our Class A common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our corporate headquarters, which includes research and development, sales, marketing, business operations and executive offices, is located in Los Altos, California. It consists of approximately 97,000 square feet of space under a lease that expires in fiscal 2016. In September 2014, we entered into a lease for approximately 340,000 square feet in Redwood City, California, which expires in fiscal 2029. We plan to use this space as our new corporate headquarters and to sublease a portion of this space.

We also lease offices in San Francisco, California; Austin, Texas; New York, New York; London, England, Paris, France, and Tokyo, Japan. We intend to procure additional space as we add employees in current locations and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3. LEGAL PROCEEDINGS

On June 5, 2013, Open Text S.A. (Open Text) filed a lawsuit against us in U.S. District Court, Eastern District of Virginia, alleging that our core cloud software and Box Edit application directly and indirectly infringe 12 patents in three patent families that Open Text acquired through its acquisition of various companies: U.S. Patent No. 7,062,515, titled “System and Method for the Synchronization of a File in a Cache,” U.S. Patent No. 7,590,665, titled “System and Method for the Synchronization of a File in a Cache,” and U.S. Patent No. 8,117,152, titled “System and Method for the Synchronization of a File in a Cache,” (collectively, the File Synchronization Patents), U.S. Patent No. 6,223,177, titled “Network Based Groupware System,” U.S. Patent No. 6,917,962, titled “Web-Based Groupware System,” U.S. Patent No. 7,287,055, titled “Web-Based Groupware System,” U.S. Patent No. 7,299,258, titled “Web-Based Groupware System,” U.S. Patent No. 7,320,018, titled “Web-Based Groupware System,” U.S. Patent No. 7,734,694, titled “Web-Based Groupware System,” and U.S. Patent No. 8,176,122, titled “Web-Based Groupware System,” (collectively, the “Groupware Patents”), and U.S. Patent No. 7,647,372, titled “Method and System for Facilitating Marketing Dialogues,” and U.S. Patent No. 7,975,007, titled “Method and System for Facilitating Marketing Dialogues,” (collectively, the “Dialog Patents”). On October 18, 2013, the Virginia court granted our motion to transfer and the case was transferred to the U.S. District Court for the Northern District of California. Open Text sought preliminary and permanent injunctions against infringement, treble damages, and attorneys’ fees.

On September 13, 2013, Open Text filed a motion for preliminary injunction seeking to enjoin us from providing our Box Edit feature to companies with more than 100 users. On April 9, 2014, the California court denied Open Text’s motion for preliminary injunction, finding that (1) Open Text failed to meet its burden to show irreparable harm, (2) Open Text failed to show a reasonable likelihood of success on the merits of its case, and (3) we have raised a substantial question as to the validity of the patents asserted during the preliminary injunction proceedings.

On September 19, 2014, in a related action, Open Text S.A. v. Alfresco Software Ltd., et al., Case No. 13-cv-04843-JD, the Court granted the Alfresco Defendants’ motion to dismiss with prejudice the asserted claims of the Dialog Patents, finding the asserted claims of the Dialog Patents patent ineligible under 35 U.S.C. § 101. On January 20, 2015, the Court entered an Order granting our motion for judgment on the pleadings as to the asserted patent claims of the Groupware Patents. The Court found that the asserted patent claims of the Groupware Patents are invalid because they claim non-patentable subject matter. As a result of the Court’s January 20, 2015 order and other pretrial orders, the lawsuit was narrowed to four total claims across the three remaining File Synchronization Patents accusing the Company’s Box Edit feature and Box Android application.

Trial commenced on February 2, 2015. On February 13, 2015, the jury returned a verdict, finding the asserted claims of the File Synchronization patents infringed and were not invalid. The jury awarded damages in favor of Open Text in a lump sum and fully paid-up royalty in the amount of $4.9 million. The Court found no willful infringement of the asserted claims and foreclosed Open Text’s request for a permanent injunction since the jury returned a lump-sum award. On February 19, 2015, Open Text filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the Court’s Order granting our motion for judgment of invalidity of the Groupware Patents. On March 9, 2015, Open Text filed a first amended notice of appeal from additional orders by the Court. We intend to continue to defend the lawsuit vigorously which may include filing post-trial challenges to the verdict and filing appeals in connection with the case. While we continue to believe we have valid defenses to Open Text’s claims, an adverse outcome to the litigation could result in a material adverse effect on our business.

In addition, from time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Class A common stock began trading on the New York Stock Exchange under the symbol “BOX” on January 23, 2015. Prior to that date, there was no public trading market for any of our common stock. The following table sets forth the high and low sales price per share of our Class A common stock as reported on the New York Stock Exchange for the period indicated:

Year Ended January 31, 2015	High	Low
Fourth Quarter (from January 23, 2015)	$24.73	$18.22

Holders of Record

As of February 28, 2015, there were 2 holders of record of our Class A common stock and 985 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Unregistered Sales of Equity Securities

Preferred Stock Issuances

From February 1, 2014 through January 31, 2015, we sold an aggregate of 7,500,000 shares of our redeemable convertible preferred stock to three accredited investors at a purchase price of $20.00 per share, for an aggregate purchase price of $150,000,000.

Option and RSU Issuances

From February 1, 2014 through January 23, 2015 (the date of the filing of our registration statement on Form S-8, File No. 333-201651), we granted to our directors, officers, employees, consultants and other service providers options to purchase an aggregate of 2,918,632 shares of our Class B common stock under our equity compensation plans at exercise prices ranging from $12.79 to $17.85 per share.

From February 1, 2014 through January 23, 2015 (the date of the filing of our registration statement on Form S-8, File No. 333-201651), we issued to our directors, officers, employees, consultants and other service providers an aggregate of 5,091,479 restricted stock units to be settled in shares of our Class B common stock under our equity compensation plans.

From February 1, 2014 through January 23, 2015 (the date of the filing of our registration statement on Form S-8, File No. 333-201651), we issued to our directors, officers, employees, consultants and other service providers an aggregate of 26,802 shares of our restricted Class B common stock under our equity compensation plans.

Common Stock Issuances in Connection with Acquisitions

From February 1, 2014 through January 31, 2015, we issued an aggregate of 344,667 shares of our Class B common stock in connection with our acquisitions of certain companies as consideration to individuals and entities who were former service providers and/or stockholders of such companies.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise specified above, the Registrant believes these transactions were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation S or Regulation D promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with the Registrant, to information about the Registrant. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

The Registration Statement on Form S-1 (File No. 333-194767) (the Form S-1) for our initial public offering of our Class A common stock was declared effective by the SEC on January 22, 2015. The Registration Statement on Form S-1 registered an aggregate of 14,375,000 shares of our Class A common stock, including 1,875,000 shares registered to cover an over-allotment option. On January 28, 2015, we closed our initial public offering and sold 14,375,000 shares of our Class A common stock at a public offering price of $14.00 per share for an aggregate offering price of approximately $201.3 million. We received net proceeds of $187.2 million after deducting underwriting discounts and commissions of $14.1 million but before deducting offering costs of $5.7 million.

The underwriters of our initial public offering were Morgan Stanley & Co. LLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, BMO Capital Markets Corp., Canaccord Genuity Inc., Pacific Crest Securities LLC, Raymond James & Associates, Inc. and Wells Fargo Securities, LLC. We paid to the underwriters of our initial public offering an underwriting discount totaling approximately $14.1 million. In addition, we incurred offering expenses of approximately $5.7 million, of which $2.9 million and $588,000, respectively, was paid in the years ended January 31, 2015 and 2014, and the remaining $2.2 million will be paid after January 31, 2015. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $181.5 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on January 23, 2015 pursuant to Rule 424(b)(4).

Performance Graph

We have elected not to include a performance graph in this Annual Report on Form 10-K because the period between the date that our Class A common stock began trading on the NYSE and the end of our most recently completed fiscal year is 30 days or less.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

We changed the end of our fiscal year from December 31 to January 31, effective for our fiscal year ended January 31, 2013, and as a result, we also present below certain selected consolidated financial data for the one-month transition period ended January 31, 2012. The following selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our consolidated financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K.

	Year Ended January 31,			One Month Ended January 31, 2012	Year Ended December 31, 2011
	2015	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$216,440	$124,192	$58,797	$3,376	$21,084
Cost of revenue(1)(2)	47,273	25,974	14,280	850	6,873

Gross profit	169,167	98,218	44,517	2,526	14,211
Operating expenses:
Research and development(2)	66,402	45,967	28,996	1,915	14,396
Sales and marketing(2)	207,749	171,188	99,221	4,246	36,189
General and administrative(1)(2)	61,672	39,843	25,429	1,125	13,480

Total operating expenses	335,823	256,998	153,646	7,286	64,065

Loss from operations	(166,656)	(158,780)	(109,129)	(4,760)	(49,854)
Remeasurement of redeemable convertible preferred stock warrant liability	126	(8,477)	(1,727)	(371)	(356)
Interest income (expense), net	(2,009)	(3,705)	(1,764)	27	(109)
Other income (expense), net	(257)	(26)	116	(8)	49

Loss before provision (benefit) for income taxes	(168,796)	(170,988)	(112,504)	(5,112)	(50,270)
Provision (benefit) for income taxes	(569)	(2,431)	59	15	1

Net loss	(168,227)	(168,557)	(112,563)	(5,127)	(50,271)
Accretion of redeemable convertible preferred stock	(11,503)	(341)	(226)	(9)	(80)
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	(2,262)	—	—	—	—

Net loss attributable to common stockholders	$(181,992)	$(168,898)	$(112,789)	$(5,136)	$(50,351)

Net loss per share attributable to common stockholders, basic and diluted	$(11.48)	$(14.89)	$(14.68)	$(0.84)	$(9.53)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	15,854	11,341	7,684	6,099	5,284

(1)	Includes intangible assets amortization as follows:

	Year Ended January 31,			One Month Ended January 31, 2012	Year Ended December 31, 2011
	2015	2014	2013
	(in thousands)
Cost of revenue	$3,455	$1,813	$—	$—	$—
General and administrative	169	174	176	14	165

Total intangible assets amortization	$3,624	$1,987	$176	$14	$165

(2)	Includes stock-based compensation expense as follows:

	Year Ended January 31,			One Month Ended January 31, 2012	Year Ended December 31, 2011
	2015	2014	2013
	(in thousands)
Cost of revenue	$1,492	$450	$1,087	$6	$686
Research and development	11,767	3,154	1,211	19	899
Sales and marketing	11,616	5,017	1,893	24	837
General and administrative	7,054	3,128	3,345	23	3,800

Total stock-based compensation	$31,929	$11,749	$7,536	$72	$6,222

	January 31,
	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$330,436	$108,851	$127,625
Working capital	240,176	44,289	104,799
Total assets	492,666	235,429	195,792
Deferred revenue, current and non-current	120,057	90,072	40,099
Debt, current and non-current	40,000	34,000	31,028
Redeemable convertible preferred stock warrant liability, current and non-current	—	1,346	2,869
Redeemable convertible preferred stock	—	393,217	281,899
Total stockholders’ equity (deficit)	268,129	(332,512)	(183,656)

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the section titled “Selected Consolidated Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K.

Overview

Box provides a cloud-based, mobile-optimized Enterprise Content Collaboration platform that enables organizations of all sizes to easily and securely manage their content from anywhere. Our platform enables users to collaborate on content both internally and externally, build workflows to power mission-critical processes and deploy compliance and security features that are essential in certain industries. We have built our platform to work across multiple file formats, application environments, operating systems and devices. Our mission is to make organizations more productive, competitive and collaborative by connecting people and their most important information.

We were founded and publicly launched our platform in 2005 with a simple but powerful idea: to make it incredibly easy for people to securely manage, share and collaborate on their most important content online. In 2006, we introduced a free version of our product in order to rapidly grow our user base, surpassing one million registered users by July 2007. As users began to bring our solution into the workplace, we learned that businesses were eager for a solution to empower user-friendly content sharing and collaboration in a secure, manageable way. Starting in 2007, we began enhancing our platform to serve businesses and large enterprises, which meant expanding our business functionality with features such as our administrative console, identity integration, activity reporting and full-text search. To further satisfy the requirements of IT departments in large organizations, we began to invest heavily in enhancing the security of our platform. Also in 2007, we began to build an enterprise sales team. The continual evolution of our platform features allowed our sales team to sell into increasingly larger organizations. To empower users to work securely from anywhere, we built native applications for all major mobile platforms. The introduction of our iPad application in 2010 further accelerated enterprise adoption of our platform. In 2012, we introduced our Box OneCloud platform and our Box Embed framework to encourage developers and independent software vendors (ISVs) to build powerful applications that connect to Box, furthering the reach of the Box service. In recent years, we have expanded our global presence, opening our first international office in London in 2012, followed by Paris and Tokyo in 2013. In 2014, we continued to expand our international presence further. For the year ended January 31, 2015, revenue from non-U.S. customers represented 20% of our revenue. We expect our revenue from non-U.S. customers to increase at a higher rate than our revenue from U.S. customers over time.

We offer our solution to our customers as a subscription-based service, with subscription fees based on the requirements of our customers, including the number of users and functionality deployed. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging between one month to three years or more. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. We recognize revenue ratably over the term of the subscription period.

Our objective is to build an enduring business that creates sustainable revenue and earnings growth over the long term. To best achieve this objective, we focus on growing the number of Box users and paying organizations through direct field sales, direct inside sales, indirect channel sales and through word-of-mouth by individual users, some of whom use our services at no cost. Individual users and organizations can also simply sign up to use our solution on our website. We believe this approach not only helps us build a critical mass of users but also has a viral effect within organizations as more of their employees use our service and encourage their IT professionals to deploy our services to a broader user base.

We have achieved significant growth in a short period of time. Our user base includes over 34 million registered users across more than 280,000 organizations. We define a registered user as a Box account that has been provisioned to a unique user ID. As of January 31, 2015, approximately 90% of our registered users are non-paying users who have independently registered for accounts and approximately 10% of our registered users are paying users who register as part of a larger enterprise or business account or by using a personal account. We currently have over 45,000 paying organizations, and our solution is offered in 22 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; or (iii) organizations may purchase IT- sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription.

For the 12 months ended January 31, 2015, 59% of our orders for subscription services were from new enterprise customers and expansion within existing enterprise customers. We consider enterprise customers to be organizations with at least 1,000 employees, as such organizations are the focus of our Enterprise Accounts sales team.

We intend to continue scaling our organization to meet the increasingly complex needs of our customers. Our sales and customer success teams are organized to efficiently serve organizations ranging from small businesses to the world’s largest global organizations. We have invested and expect to continue to invest heavily in our sales and marketing teams to sell our services around the world, as well as in our development efforts to deliver additional features and capabilities of our cloud services to address customers’ evolving needs. We also expect to continue to make significant investments in both our datacenter infrastructure to meet the needs of our growing user base and our professional services organization to address the strategic needs of our customers in more complex deployments and to drive broader adoption across a wide array of use cases. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future.

For the years ended January 31, 2015, 2014 and 2013, our revenue was $216.4 million, $124.2 million and $58.8 million, respectively, representing year-over-year growth of 74% and 111%, and our net losses were $168.2 million, $168.6 million and $112.6 million, respectively. Box is headquartered in Los Altos, California and operates offices in California, New York, Texas, London, Paris and Tokyo.

Fiscal Year End

We changed our fiscal year end from December 31 to January 31, effective for our fiscal year ended January 31, 2013.

Our Business Model

Our business model focuses on maximizing the lifetime value of a customer relationship. We make significant investments in acquiring new customers and believe that we will be able to achieve a positive return on these investments by retaining customers and expanding the size of our deployments within our customer base over time. In connection with the acquisition of new customers, we incur and recognize significant upfront costs. These costs include sales and marketing costs associated with acquiring new customers, such as sales commission expenses, a significant portion of which is expensed upfront and the remaining portion of which is expensed over the length of the non-cancellable subscription term, and marketing costs, which are expensed as incurred. Due to our subscription model, we recognize revenue ratably over the term of the subscription period, which commences when all of the revenue recognition criteria have been met. Although our objective is for each customer to be profitable for us over the duration of our relationship, the costs we incur with respect to any customer relationship, whether a new customer or an expansion within an existing customer, may exceed revenue in earlier periods because we recognize those costs faster than we recognize the associated revenue.

Because of these dynamics, we experience a range of profitability with our customers depending in large part upon what stage of the customer phase they are in. We generally incur higher sales and marketing expenses for new customers and existing customers who are still in an expanding stage. For new customers, our associated sales and marketing expenses typically exceed the first year revenue we recognize from those customers. For customers who are expanding their use of Box, we incur various associated marketing expenses as well as sales commission expenses, though we typically recognize higher revenue than sales and marketing expenses. For typical customers who are renewing their Box subscriptions, our associated sales and marketing expenses are significantly less than the revenue we recognize from those customers. These differences are primarily driven by the higher compensation we provide to our sales force for new customers and customer subscription expansions compared to the compensation we provide to our sales force for routine subscription renewals by customers. In addition, our sales and marketing expenses, other than the compensation we provide to our sales force, are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions. We believe that, over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we will experience lower associated sales and marketing expenses as a percentage of revenue.

Key Business Metrics

We monitor the following key metrics to help us measure our performance, identify trends affecting our business, formulate financial projections, assess operational efficiencies and make strategic decisions. In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial and operational measures are useful in evaluating our operating performance.

	Year Ended January 31,
	2015	2014	2013
Billings (in thousands)	$246,425	$174,165	$85,727
Billings growth rate	41%	103%	182%
Retention rate (period end)	126%	136%	144%

Billings represent our revenue plus the change in deferred revenue in the period. Billings we record in any particular period reflect sales to new customers plus subscription renewals and expansion within existing customers, and represent amounts invoiced for subscription, premier support and professional services. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. If the customer elects to pay the full subscription amount at the beginning of the period, the total subscription amount for the entire term will be reflected in billings. If the customer elects to be invoiced annually or more frequently, only the amount billed for such period will be included in billings.

We consider billings a significant performance measure and a leading indicator of future revenue. Billings also help investors better understand our sales activity for a particular period, which is not necessarily reflected in our revenue as a result of the fact that we recognize subscription revenue ratably over the subscription term. We monitor billings to manage our business, make planning decisions, evaluate our performance and allocate resources. We believe that billings offers valuable supplemental information regarding the performance of our business and will help investors better understand the sales volumes and performance of our business.

Billings increased 41% in the year ended January 31, 2015 over the year ended January 31, 2014, and 103% in the year ended January 31, 2014 over the year ended January 31, 2013. The growth rate for our billings declined for the year ended January 31, 2015 compared to the year ended January 31, 2014, primarily due to a larger billings base in the year ended January 31, 2014 as our billings continued to increase over time, a higher percentage of invoices with quarterly and monthly installments, as well as fewer prepaid contracts with a service term of more than one year. The increase in billings was primarily driven by the addition of new customers with larger initial deployments and expansion with respect to the number of users within existing customers.

Retention Rate

We calculate our retention rate as of a period end by starting with the annual contract value (ACV) from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period ACV) and a subscription term of at least 12 months. We then calculate ACV from these same customers as of the current period end (Current Period ACV). Finally, we divide the aggregate Current Period ACV for the trailing 12 month period by the aggregate Prior Period ACV for the trailing 12 month period to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the year ended January 31, 2015. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 126%, 136% and 144% as of January 31, 2015, 2014 and 2013, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% for enterprise customers of the Prior Period ACV for the 12 months ended January 31, 2015, a decrease from the 12 months ended January 31, 2014. Our retention rates consistently exceeded 100% and were primarily attributable to an increase in user expansion, from both enterprise and small and medium business customers. We believe our investments in product, Customer Success, and Box Consulting are driving improvements in customer retention. As we penetrate customer accounts, we expect our rate of growth in expansion to trend down over time but our retention rate to remain above 100% for the foreseeable future.

To provide investors with additional information regarding our financial results, we have disclosed in the table above and within this report billings, a non-GAAP financial measure. We have provided a reconciliation below of billings to revenue, the most directly comparable GAAP financial measure. We consider billings a significant performance measure and a leading indicator of future revenue. Billings also help investors better understand our sales activity for a particular period, which is not necessarily reflected in our revenue as a result of the fact that we recognize subscription revenue ratably over the subscription term. We monitor billings to manage our business, make planning decisions, evaluate our performance and allocate resources.

Our use of billings, a non-GAAP financial measure, has the following limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. Billings are recognized when invoiced, while the related revenue is recognized ratably over the term of the subscription or premier support services. When we invoice customers more frequently than their subscription period, amounts not yet invoiced will not be reflected in deferred revenue or billings. Also, other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure.

A reconciliation of billings to revenue, the most directly comparable GAAP financial measure, is presented below:

	Year Ended January 31,			Year Ended December 31, 2011
	2015	2014	2013
	(in thousands)
Revenue	$216,440	$124,192	$58,797	$21,084
Deferred revenue, end of period	120,057	90,072	40,099	12,921
Less: deferred revenue, beginning of period	(90,072)	(40,099)	(13,169)	(3,614)

Billings	$246,425	$174,165	$85,727	$30,391

Components of Results of Operations

Revenue

We derive our revenue from three sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing our cloud-based Enterprise Content Collaboration services that include routine customer support; (2) revenue from customers purchasing our premier support package; and (3) revenue from professional services such as implementing best practice use cases, project management and other implementation services.

To date, practically all of our revenue has been derived from subscription and premier support services. Subscription and premier support revenue is driven primarily by the number of customers, the number of seats sold to each customer and the price of our services.

Subscription and premier support revenue is recognized ratably over the contract term beginning on the later of the date the service is provisioned to the customer and the date all other revenue recognition criteria have been met. Our subscription and support contracts are typically non-cancellable and do not contain refund-type provisions. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging between one month to three years or more. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the invoice period. Amounts that have not been invoiced are not reflected in deferred revenue. Revenue is recognized ratably over the subscription term.

Professional services revenue is recognized as the services are rendered for time and material contracts, and using the proportional performance method over the period the services are performed for fixed price contracts. Professional services revenue was not material for all periods presented.

Cost of Revenue

Our cost of revenue consists primarily of costs related to providing our cloud-based services to our paying customers, including employee compensation and related expenses for datacenter operations, customer support and professional services personnel, payments to outside infrastructure service providers, depreciation of servers and equipment, security services and other tools, as well as amortization of acquired technology. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below. We expect our cost of revenue to increase in dollars and may increase as a percentage of revenue as we continue to invest in our datacenter operations and customer support to support the growth of our business, our customer base, as well as our international expansion.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities, information technology costs and employee benefit costs.

Research and Development. Research and development expense consists primarily of employee compensation and related expenses, as well as allocated overhead. Our research and development efforts are focused on scaling our platform, adding enterprise grade features, functionality and security, and enhancing the ease of use of our cloud-based services. We expect our research and development expense to increase in dollars but decrease as a percentage of revenue over time, as we continue to invest in our future products and services.

Sales and Marketing. Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel -related expenses, as well as allocated overhead. Marketing programs include but are not limited to advertising, events, corporate communications, brand building, and product marketing. Sales and marketing expense also consists of datacenter and customer support costs related to providing our cloud-based services to our free users. We market and sell our cloud-based services worldwide through our direct sales organization and through indirect distribution channels such as strategic resellers. We expect our sales and marketing expense to continue to increase in dollars but decrease as a percentage of revenue over time as we increase the size of our sales and marketing organization and expand our international presence.

General and Administrative. General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources and recruiting, and fees for external professional services as well as allocated overhead. External professional services fees are primarily comprised of outside legal, litigation, accounting, temporary services, audit and outsourcing services. We expect our general and administrative expense to increase in dollars but decrease as a percentage of revenue over time as we incur additional costs related to operating as a publicly-traded company including increased headcount and audit, legal, regulatory and other related fees.

Remeasurement of Redeemable Convertible Preferred Stock Warrant Liability

The remeasurement of redeemable convertible preferred stock warrant liability includes charges from the change in fair value of our redeemable convertible preferred stock warrant liability as of each period end. These redeemable convertible preferred stock warrants remained outstanding until the exercise of the warrants or the completion of our initial public offering, at which time the warrant liability was remeasured to fair value and reclassified to additional paid-in capital. As of January 31, 2015, there were no longer any redeemable convertible preferred stock warrants outstanding.

Interest Income (Expense), Net

Interest income consists of interest earned on our cash and cash equivalents and marketable securities balances. We have historically invested our cash in overnight deposits and short-term, investment-grade corporate securities. Interest expense consists of interest charges, fees on letters of credit and the amortization of capitalized debt issuance costs associated with our outstanding borrowings.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains and losses from foreign currency transactions and other income (expense).

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business offset by the tax benefit recognized from the release of our valuation allowance in connection with acquisitions. At January 31, 2015, we had federal and state net operating loss carryforwards (NOLs) of $342.0 million and $332.3 million, which expire at various dates beginning in 2025 and 2016, respectively. We also had foreign net operating loss carryforwards of approximately $65.9 million, which do not expire. Federal and state tax laws impose limitations on the utilization of NOLs in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. In the past, we have experienced an ownership change which has impacted our ability to fully realize the benefit of these NOLs. If we experience additional ownership changes, our ability to utilize our NOLs may be further limited.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended January 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$216,440	$124,192	$58,797
Cost of revenue(1)(2)	47,273	25,974	14,280

Gross profit	169,167	98,218	44,517
Operating expenses:
Research and development(2)	66,402	45,967	28,996
Sales and marketing(2)	207,749	171,188	99,221
General and administrative(1)(2)	61,672	39,843	25,429

Total operating expenses	335,823	256,998	153,646

Loss from operations	(166,656)	(158,780)	(109,129)
Remeasurement of redeemable convertible preferred stock warrant liability	126	(8,477)	(1,727)
Interest expense, net	(2,009)	(3,705)	(1,764)
Other income (expense), net	(257)	(26)	116

Loss before provision (benefit) for income taxes	(168,796)	(170,988)	(112,504)
Provision (benefit) for income taxes	(569)	(2,431)	59

Net loss	$(168,227)	$(168,557)	$(112,563)

(1)	Includes intangible assets amortization as follows:

	Year Ended January 31,
	2015	2014	2013
	(in thousands)
Cost of revenue	$3,455	$1,813	$—
General and administrative	169	174	176

Total intangible assets amortization	$3,624	$1,987	$176

(2)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2015	2014	2013
	(in thousands)
Cost of revenue	$1,492	$450	$1,087
Research and development	11,767	3,154	1,211
Sales and marketing	11,616	5,017	1,893
General and administrative	7,054	3,128	3,345

Total stock-based compensation	$31,929	$11,749	$7,536

	Year Ended January 31,
	2015	2014	2013
Percentage of Revenue:
Revenue	100%	100%	100%
Cost of revenue	22	21	24

Gross profit	78	79	76
Operating expenses:
Research and development	31	37	49
Sales and marketing	96	138	169
General and administrative	28	32	43

Total operating expenses	155	207	261

Loss from operations	(77)	(128)	(185)
Remeasurement of redeemable convertible preferred stock warrant liability	—	(7)	(3)
Interest expense, net	(1)	(3)	(3)
Other income (expense), net	—	—	—

Loss before provision (benefit) for income taxes	(78)	(138)	(191)
Provision (benefit) for income taxes	—	(2)	—

Net loss	(78)%	(136)%	(191)%

Comparison of the Years Ended January 31, 2015 and 2014

Revenue

	Year Ended January 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenue	$216,440	$124,192	$92,248	74%

Revenue was $216.4 million for the year ended January 31, 2015, compared to $124.2 million for the year ended January 31, 2014, representing an increase of $92.2 million, or 74%. The increase in revenue was substantially driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by 35% from January 31, 2014 to January 31, 2015. Also in this period, we experienced increased renewals from and expansion within existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 126% as of January 31, 2015.

Cost of Revenue

	Year Ended January 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$47,273	$25,974	$21,299	82%
Percentage of revenue	22%	21%

Cost of revenue was $47.3 million, or 22% of revenue, for the year ended January 31, 2015, compared to $26.0 million, or 21% of revenue, for the year ended January 31, 2014, representing an increase of $21.2 million, or 82%. The increase in absolute dollars was primarily due to an increase of $8.3 million in depreciation of our server equipment and an increase of $7.2 million in datacenter service costs as we brought our Las Vegas datacenter online and increased our capacity to serve a larger number of customers. In addition, there was an increase of $6.3 million in employee and related costs resulting from headcount growth in our datacenter operations, customer support and professional services functions. Headcount in these functions grew from 116 employees as of January 31, 2014 to 168 employees as of January 31, 2015.

Research and Development

	Year Ended January 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Research and development	$66,402	$45,967	$20,435	44%
Percentage of revenue	31%	37%

Research and development expenses were $66.4 million, or 31% of revenue, for the year ended January 31, 2015, compared to $46.0 million, or 37% of revenue, for the year ended January 31, 2014, representing an increase of $20.4 million, or 44%. The increase in absolute dollars was primarily driven by an increase of $9.9 million in employee and related costs and an increase of $8.6 million in stock-based compensation expense as we increased our headcount from 234 employees as of January 31, 2014 to 253 employees as of January 31, 2015 to support continued investment in our product and service offerings and scalability, and an increase of $2.0 million in allocated overhead costs. Research and development expenses as a percentage of revenue decreased 6 points year-over-year as we saw the benefits of our cumulative investment over several years in research and development efforts. We will continue investing in new features and functionality across security, mobility, and industry specific solutions.

Sales and Marketing

	Year Ended January 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$207,749	$171,188	$36,561	21%
Percentage of revenue	96%	138%

Sales and marketing expenses were $207.7 million, or 96% of revenue, for the year ended January 31, 2015, compared to $171.2 million, or 138% of revenue, for the year ended January 31, 2014, representing an increase of $36.6 million, or 21%. The increase in absolute dollars was primarily due to an increase of $10.0 million in employee and related costs and an increase of $6.6 million in stock-based compensation expense, as we increased our headcount from 513 employees as of January 31, 2014 to 570 employees as of January 31, 2015, an increase of $9.1 million in datacenter and customer support costs to support free users, an increase of $3.5 million in advertising expenses, an increase of $2.7 million in allocated overhead costs, and an increase of $1.9 million in travel-related costs. Sales and marketing expenses as a percentage of revenue decreased 42 points year over year due to improved marketing efficiency as our sales and marketing expenses are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will decrease as a percentage of revenue. We continue to invest aggressively to capture our large market opportunity and capitalize on our competitive position, while growing our productivity and efficiency to achieve our long-term margin objectives.

General and Administrative

	Year Ended January 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
General and administrative	$61,672	$39,843	$21,829	55%
Percentage of revenue	28%	32%

General and administrative expenses were $61.7 million, or 28% of revenue, for the year ended January 31, 2015, compared to $39.8 million, or 32% of revenue, for the year ended January 31, 2014, representing an increase of $21.8 million, or 55%. The increase in absolute dollars was primarily due to an increase of $11.5 million in litigation expenses and settlement costs and an increase of $9.9 million in employee and related costs resulting from headcount growth from 109 employees as of January 31, 2014 to 167 employees as of January 31, 2015.

Remeasurement of Redeemable Convertible Preferred Stock Warrant Liability

	Year Ended January 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Remeasurement of redeemable convertible preferred stock warrant liability	$126	$(8,477)	$8,603	*

*	Not meaningful

Remeasurement of redeemable convertible preferred stock warrant liability decreased by $8.6 million during the year ended January 31, 2015 compared to the year ended January 31, 2014. The decrease was primarily due to the exercise of certain warrants to purchase our redeemable convertible preferred stock in January 2014.

Interest Expense, Net and Other Income (Expense), Net

	Year Ended January 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(2,009)	$(3,705)	$1,696	46%
Other income (expense), net	(257)	(26)	(231)	*

*	Not meaningful

Interest expense, net decreased by $1.7 million, or 46%, during the year ended January 31, 2015 compared to the year ended January 31, 2014. The decrease was primarily due to the end-of-term and early payment fees in connection with the payoff of prior borrowings recognized during year ended January 31, 2014.

Other income (expense), net consisted primarily of foreign currency gains (losses).

Provision (Benefit) for Income Taxes

	Year Ended January 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$(569)	$(2,431)	$1,862	*

*	Not meaningful

The decrease in benefit for income taxes during the year ended January 31, 2015 compared to the year ended January 31, 2014 was primarily due to a smaller discrete tax benefit recognized from the release of our valuation allowance in connection with acquisitions. In connection with our fiscal 2015 acquisitions, a deferred tax liability was established for the book-tax basis difference related to acquired intangible assets. The net deferred tax liability from acquisitions provided an additional source of income to support the realizability of our pre-existing deferred tax assets.

Comparison of the Years Ended January 31, 2014 and January 31, 2013

Revenue

	Year Ended January 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Revenue	$124,192	$58,797	$65,395	111%

Revenue was $124.2 million for the year ended January 31, 2014, compared to $58.8 million for the year ended January 31, 2013, representing an increase of $65.4 million, or 111%. The increase in revenue was substantially driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by 44% from January 31, 2013 to January 31, 2014. Also in this period, we experienced increased renewals from and expansion within existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 136% as of January 31, 2014.

Cost of Revenue

	Year Ended January 31,		$ Change	% Change
	2014	2013
	(dollars in thousands)
Cost of revenue	$25,974	$14,280	$11,694	82%
Percentage of revenue	21%	24%

Cost of revenue was $26.0 million, or 21% of revenue, for the year ended January 31, 2014, compared to $14.3 million, or 24% of revenue, for the year ended January 31, 2013, representing an increase of $11.7 million, or 82%. The increase in absolute dollars was primarily due to an increase in employee and related costs resulting from growth in our datacenter operations, customer support and professional services headcount from 81 employees as of January 31, 2013 to 116 employees as of January 31, 2014 to support an increased number of paying customers and an increase in depreciation of our server equipment as we brought our Las Vegas datacenter online and increased our capacity to serve a larger number of customers.

Research and Development

	Year Ended January 31,		$ Change	% Change
	2014	2013
	(dollars in thousands)
Research and development	$45,967	$28,996	$16,971	59%
Percentage of revenue	37%	49%

Research and development expenses were $46.0 million, or 37% of revenue, for the year ended January 31, 2014, compared to $29.0 million, or 49% of revenue, for the year ended January 31, 2013, representing an increase of $17.0 million, or 59%. The increase in absolute dollars was primarily driven by an increase of $14.3 million in employee and related costs as we increased our headcount from 159 employees as of January 31, 2013 to 234 employees as of January 31, 2014 to support continued investment in our product and service offerings and scalability, and a $2.5 million increase in allocated overhead costs. Research and development expenses as a percentage of revenue decreased 12 points year over year due to incremental revenue still from previous period investments.

Sales and Marketing

	Year Ended January 31,		$ Change	% Change
	2014	2013
	(dollars in thousands)
Sales and marketing	$171,188	$99,221	$71,967	73%
Percentage of revenue	138%	169%

Sales and marketing expenses were $171.2 million, or 138% of revenue, for the year ended January 31, 2014, compared to $99.2 million, or 169% of revenue, for the year ended January 31, 2013, representing an increase of $72.0 million, or 73%. The increase in absolute dollars was primarily due to an increase of $45.5 million in employee and related costs, including higher commission expenses of $16.0 million, driven by headcount growth from 374 employees as of January 31, 2013 to 513 employees as of January 31, 2014, and higher sales, an increase of $12.6 million in datacenter and customer support costs to support free users, an increase of $6.4 million in allocated overhead costs, and an increase of $2.8 million in travel-related costs. Sales and marketing expenses as a percentage of revenue decreased 31 points year over year due to improved sales and marketing efficiency as our sales and marketing expenses are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will decrease as a percentage of revenue.

General and Administrative

	Year Ended January 31,		$ Change	% Change
	2014	2013
	(dollars in thousands)
General and administrative	$39,843	$25,429	$14,414	57%
Percentage of revenue	32%	43%

General and administrative expenses were $39.8 million, or 32% of revenue, for the year ended January 31, 2014, compared to $25.4 million, or 43% of revenue, for the year ended January 31, 2013, representing an increase of $14.4 million, or 57%. The increase in absolute dollars was primarily due to an increase of $7.9 million in consulting, legal and accounting and audit fees as we expanded internationally and prepared to become a public company, as well as an increase of $6.5 million in employee and related costs resulting from headcount growth from 75 employees as of January 31, 2013 to 109 employees as of January 31, 2014. General and administrative expenses as a percentage of revenue decreased 11 points year over year due to the benefit from revenue scale.

Remeasurement of Redeemable Convertible Preferred Stock Warrant Liability

	Year Ended January 31,		$ Change	% Change
	2014	2013
	(dollars in thousands)
Remeasurement of redeemable convertible preferred stock warrant liability	$(8,477)	$(1,727)	$(6,750)	*

*	Not meaningful

Remeasurement of redeemable convertible preferred stock warrant liability increased by $6.8 million during the year ended January 31, 2014 compared to the year ended January 31, 2013. The increase in the fair value of our outstanding redeemable convertible preferred stock warrants was primarily driven by the increase in the value of our underlying common stock.

Interest Expense, Net and Other Income (Expense), Net

	Year Ended January 31,		$ Change	% Change
	2014	2013
	(dollars in thousands)
Interest expense, net	$(3,705)	$(1,764)	$(1,941)	110%
Other income (expense), net	(26)	116	(142)	*

*	Not meaningful

Interest expense, net increased by $1.9 million, or 110%, during the year ended January 31, 2014 compared to the year ended January 31, 2013. The increase was primarily due to the end-of-term and early payment fees in connection with the payoff of prior borrowings, which was recorded as interest expense during the year ended January 31, 2014.

Other income (expense), net consisted primarily of foreign currency gains (losses).

Provision (Benefit) for Income Taxes

	Year Ended January 31,		$ Change	% Change
	2014	2013
	(dollars in thousands)
Provision (benefit) for income taxes	$(2,431)	$59	$(2,490)	*

*	Not meaningful

The decrease in provision (benefit) for income taxes during the year ended January 31, 2014 compared to the year ended January 31, 2013 was primarily due to a discrete tax benefit from a partial release of the valuation allowance on our deferred tax assets, primarily in connection with our acquisition of Crocodoc. With the acquisition, a deferred tax liability was established for the book-tax basis difference related to acquired intangible assets. The net deferred tax liability provided an additional source of income to support the realizability of pre-existing deferred tax assets.

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2015. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	Jan. 31, 2015	Oct. 31, 2014	Jul. 31, 2014	Apr. 30, 2014	Jan. 31, 2014	Oct. 31, 2013	Jul. 31, 2013	Apr. 30, 2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$62,639	$57,048	$51,423	$45,330	$38,829	$33,585	$28,364	$23,414
Cost of revenue(1)(2)	14,694	12,518	10,833	9,228	8,334	7,172	5,907	4,561

Gross profit	47,945	44,530	40,590	36,102	30,495	26,413	22,457	18,853
Operating expenses:
Research and development(2)	17,987	17,172	16,345	14,898	13,473	12,090	10,965	9,439
Sales and marketing(2)	55,395	55,257	49,657	47,440	47,014	48,822	41,416	33,936
General and administrative(1)(2)	20,396	16,855	12,875	11,546	10,186	11,386	10,010	8,261

Total operating expenses	93,778	89,284	78,877	73,884	70,673	72,298	62,391	51,636

Loss from operations	(45,833)	(44,754)	(38,287)	(37,782)	(40,178)	(45,885)	(39,934)	(32,783)
Remeasurement of redeemable convertible preferred stock warrant liability	(14)	(54)	461	(267)	(2,594)	(3,583)	(1,607)	(693)
Interest expense, net	(559)	(663)	(382)	(405)	(462)	(1,979)	(716)	(548)
Other income (expense), net	(298)	105	(71)	7	(55)	111	(73)	(9)

Loss before provision (benefit) for income taxes	(46,704)	(45,366)	(38,279)	(38,447)	(43,289)	(51,336)	(42,330)	(34,033)
Provision (benefit) for income taxes	29	55	(717)	64	83	55	(2,575)	6

Net loss	(46,733)	(45,421)	(37,562)	(38,511)	(43,372)	(51,391)	(39,755)	(34,039)
Accretion of redeemable convertible preferred stock	(3,926)	(5,743)	(1,791)	(43)	(86)	(85)	(85)	(85)
Deemed dividends on the conversion of Series F redeemable convertible preferred stock	(2,262)	—	—	—	—	—	—	—

Net loss attributable to common stockholders, basic and diluted	$(52,921)	$(51,164)	$(39,353)	$(38,554)	$(43,458)	$(51,476)	$(39,840)	$(34,124)

Net loss per share attributable to common stockholders, basic and diluted	$(2.64)	$(3.40)	$(2.71)	$(2.81)	$(3.46)	$(4.33)	$(3.61)	$(3.47)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	20,041	15,041	14,533	13,734	12,564	11,879	11,045	9,825

(1)	Includes intangible assets amortization as follows:

	Three Months Ended
	Jan. 31, 2015	Oct. 31, 2014	Jul. 31, 2014	Apr. 30, 2014	Jan. 31, 2014	Oct. 31, 2013	Jul. 31, 2013	Apr. 30, 2013
	(in thousands)
Cost of revenue	$1,078	$966	$758	$653	$653	$697	$452	$11
General and administrative	41	43	43	42	46	42	43	43

Total intangible assets amortization	$1,119	$1,009	$801	$695	$699	$739	$495	$54

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Jan. 31, 2015	Oct. 31, 2014	Jul. 31, 2014	Apr. 30, 2014	Jan. 31, 2014	Oct. 31, 2013	Jul. 31, 2013	Apr. 30, 2013
	(in thousands)
Cost of revenue	$390	$472	$404	$226	$201	$119	$69	$61
Research and development	3,547	3,207	3,005	2,008	1,288	987	551	328
Sales and marketing	3,310	3,122	3,119	2,065	1,720	1,672	887	738
General and administrative	2,338	1,712	1,551	1,453	1,026	889	698	515

Total stock-based compensation	$9,585	$8,513	$8,079	$5,752	$4,235	$3,667	$2,205	$1,642

Quarterly Revenue Trends

Our quarterly revenue increased sequentially for all periods presented due primarily to increases in the number of new customers as well as increased renewals from and expansion within existing customers as they broadened their deployment of our services. Our fourth quarter has historically been our strongest quarter for contracting activity as a result of large enterprise buying patterns.

Quarterly Costs and Expenses Trends

Total costs and expenses generally increased sequentially for all periods presented, primarily due to the addition of personnel in connection with the expansion of our business. Sales and marketing expenses generally grew sequentially over the periods. General and administrative costs generally increased in recent quarters due to higher professional service fees for preparing to be a public company, as well as increased litigation fees and settlement.

Our quarterly operating results may fluctuate due to various factors affecting our performance. As noted above, we recognize revenue from subscription fees ratably over the term of the contract. Therefore, changes in our contracting activity in the near term may not be apparent as a change to our reported revenue until future periods. Most of our expenses are recorded as period costs, and thus, factors affecting our cost structure may be reflected in our financial results sooner than changes to our contracting activity. In addition, we generally incur higher sales and marketing expenses in our third fiscal quarter due to our annual users’ conference.

Liquidity and Capital Resources

	Year Ended January 31,
	2015	2014	2013
	(in thousands)
Cash flow used in operating activities	$(84,900)	$(91,769)	$(81,751)
Cash flow provided by (used in) investing activities	(38,883)	(32,185)	314
Cash flow provided by financing activities	345,439	105,165	172,797

As of January 31, 2015, we had cash and cash equivalents of $330.4 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We may continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business.

Since our inception, we have financed our operations primarily through equity, cash generated from sales and, to a lesser extent, debt financing. We believe our existing cash and cash equivalents, together with our credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

In January 2015, we completed an initial public offering of our Class A common stock. We received net proceeds of $187.2 million after deducting underwriting discounts and commissions of $14.1 million but before deducting offering costs of $5.7 million, of which $2.9 million and $588,000, respectively, was paid in the years ended January 31, 2015 and 2014, and the remaining $2.2 million will be paid after January 31, 2015.

In August 2013, we entered into a $100.0 million two-year revolving line of credit facility with Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and BMO Harris Financing, Inc. The credit facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to the London Interbank Offer Rate (LIBOR) plus 3.0% or the Alternate Base Rate (ABR) plus 2.0%. Also in August 2013, we drew $34.0 million of the credit facility at 3.4% (six month LIBOR plus 3.0%), which was used to pay down outstanding borrowings and related end-of-term and early payment fees, as well as for other general corporate purposes. In July 2014, we drew an additional $12.0 million under the credit facility at 3.3% (six month LIBOR plus 3.0%). In September 2014, we paid down $6.0 million and amended the credit facility to reduce our borrowing capacity from $100.0 million to $75.0 million and extend the facility through August 2016. Concurrently and in conjunction with the execution of our new headquarters lease in September 2014, letters of credit in the aggregate amount of $25.0 million were issued under the credit facility. These letters of credit reduce our available borrowing capacity under the credit facility and are subject to interest at 3.25% per annum. As of January 31, 2015, the outstanding borrowings under the credit facility were $40.0 million, and our remaining borrowing capacity under the credit facility was $10.0 million.

The revolving line of credit facility is collateralized by substantially all of our assets. It also contains various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as limitations on dispositions, mergers or consolidations and other corporate activities. As of January 31, 2015, we were in compliance with all financial covenants.

In March 2015, we amended our $75.0 million secured revolving credit facility to reduce our borrowing capacity to $60.0 million by April 2015 and to increase certain limitations on the amount of capital asset and real estate related-obligations we may incur. In connection with this amendment, the letters of credit in the aggregated amount of $25.0 million issued under the credit facility were cancelled, and a new letter of credit in the amount of $25.0 million was issued, which was secured by a certificate of deposit in the same amount. As a result, our restricted cash balance increased by $25.0 million which affected our operating cash flows.

Operating Activities

For the year ended January 31, 2015, cash used in operating activities was $84.9 million. The primary factors affecting our operating cash flows during this period were our net loss of $168.2 million, partially offset by non-cash charges of $31.9 million for stock-based compensation, $29.0 million for depreciation and amortization of our property and equipment and intangible assets, $12.1 million for amortization of deferred commissions, and net cash inflows of $11.3 million provided by changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $30.0 million increase in deferred revenue, a $7.0 million increase in accrued expenses and other liabilities, a $3.2 million increase in accounts payable, and a $1.3 million increase in deferred rent, partially offset by a $16.2 million increase in deferred commissions, a $11.5 million increase in accounts receivable, and a $2.5 million increase in prepaid expenses and other assets. The increase in deferred revenue was primarily due to the growth in the number of paying customers and increased renewals and expansion of our existing customers as they broadened their deployment of our services. The increase in deferred commissions was due to higher sales. The increase in accounts receivable was due to higher sales and the timing of our cash collections during the period.

For the year ended January 31, 2014, cash used in operating activities was $91.8 million. The primary factors affecting our operating cash flows during this period were our net loss of $168.6 million, partially offset by non-cash charges of $17.9 million for depreciation and amortization of our property and equipment and intangible assets, $13.5 million for amortization of deferred commissions, $11.7 million for stock-based compensation, and $8.5 million for the remeasurement of our redeemable convertible preferred stock warrant liability, and net cash inflows of $27.6 million provided by changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $50.0 million increase in deferred revenue and a $24.1 million increase in accrued expenses and other liabilities, partially offset by a $25.2 million increase in accounts receivable and a $14.0 million increase in deferred commissions. The increase in deferred revenue was primarily due to the growth in the number of paying customers and increased renewals from, and expansion within, our existing customers as they broadened their deployment of our services. The increase in accrued expenses and other liabilities was primarily attributable to increased activities to support the overall growth of our business. The increase in deferred commissions was due to higher sales. The increase in accounts receivable was due to increased sales and the timing of our cash collections during the period.

For the year ended January 31, 2013, cash used in operating activities was $81.8 million. The primary factors affecting our operating cash flows during this period were our net loss of $112.6 million, partially offset by non-cash charges of $8.6 million for depreciation and amortization of our property and equipment, $7.5 million for stock-based compensation, and $7.0 million for the amortization of deferred commissions, and net cash inflows of $5.3 million provided by changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $26.9 million increase in deferred revenue, partially offset by a $14.0 million increase in deferred commissions and a $11.5 million increase in accounts receivable. The increase in deferred revenue was primarily driven by the growth in the number of paying customers and increased renewals from and expansion within our existing customers as they broadened their deployment of our services. The increase in deferred commissions was due to increased sales. The increase in accounts receivable was due to increased sales and the timing of our cash collections during the period.

Investing Activities

Cash used in investing activities of $38.9 million for the year ended January 31, 2015 was primarily due to capital expenditures.

Cash used in investing activities of $32.2 million for the year ended January 31, 2014 was due to $24.4 million in capital expenditures and $7.8 million in connection with the acquisition of Crocodoc and other intangible assets.

Cash provided by investing activities of $0.3 million for the year ended January 31, 2013 was primarily due to $20.0 million in proceeds from the maturity of marketable securities, partially offset by $19.5 million in capital expenditures.

Financing Activities

Cash provided by financing activities of $345.4 million for the year ended January 31, 2015 was primarily due to $184.2 million of proceeds from our initial public offering, net of issuance costs, $149.6 million in net proceeds from the issuance of our Series F redeemable convertible preferred stock, $6.0 million of net proceeds from borrowings, and $6.0 million of proceeds from exercise of stock options.

Cash provided by financing activities of $105.2 million for the year ended January 31, 2014 was primarily due to $99.9 million in net proceeds from the issuance of our Series E-1 redeemable convertible preferred stock and $3.0 million of proceeds from the exercise of stock options. During this period, we also drew a net of $32.7 million on our new revolving line of credit facility and repaid $31.0 million in connection with our prior borrowings.

Cash provided by financing activities of $172.8 million for the year ended January 31, 2013 was primarily attributable to $150.8 million in net proceeds from the issuance of our Series D-2 and Series E redeemable convertible preferred stock and $19.8 million in net proceeds from borrowings.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of January 31, 2015:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Debt(1)	$43,475	$2,199	$41,276	$—	$—
Operating leases	275,099	5,890	34,606	43,943	190,660
Capital leases(2)	1,958	678	1,280	—	—
Purchase obligations(3)	27,092	16,642	10,450	—	—

Total	$347,624	$25,409	$87,612	$43,943	$190,660

(1)	Includes interest and unused commitment fee on our line of credit.
(2)	Includes obligations related to our datacenter hardware.
(3)	Purchase obligations relate primarily to datacenter operations and sales and marketing activities.

Off-Balance Sheet Arrangements

Through January 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 2 to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations.

Revenue Recognition

We derive our revenue from three sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing our cloud-based Enterprise Content Collaboration services that include routine customer support; (2) revenue from customers purchasing our premier support package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation services.

We recognize revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the service has been provided to the customer;

•	the collection of fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.

We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. Our subscription and support contracts are typically non-cancellable and do not contain refund-type provisions.

In instances where we collect fees in advance of service delivery, revenue under the contract is deferred until we successfully deliver such services.

Subscription revenue is recognized ratably over the period of the subscription beginning once all requirements for revenue recognition have been met, including provisioning the service so that it is available to our customers. Premier support is sold together with the subscription services, and the term of the premier support is generally the same as the related subscription services arrangement. Accordingly, we recognize premier support revenue in the same manner as the associated subscription hosting service. Professional services revenue is recognized as the services are rendered for time and material contracts, and using the proportional performance method over the period the services are performed for fixed price contracts. Professional services and premier support services revenues were not material for all periods presented.

We assess collectability based on a number of factors, such as past collection history and creditworthiness of the customer. If management determines collectability is not reasonably assured, we defer revenue recognition until collectability becomes reasonably assured.

Our arrangements can include multiple elements which may consist of some or all of subscription services, premier support and professional services. When multiple-element arrangements exist, we evaluate whether these individual deliverables should be accounted for as separate units of accounting or one single unit of accounting.

In order to treat deliverables in a multiple-element arrangement as separate units of accounting, the delivered item or items must have standalone value upon delivery. A delivered item has standalone value to the customer when either (1) any vendor sells that item separately or (2) the customer could resell that item on a standalone basis. Our subscription services have standalone value as such services are often sold separately. Our premier support services do not have standalone value because we and other vendors do not sell premier support services separately. Our professional services have stand-alone value because there are other vendors which sell the same professional services separately. Accordingly, we consider the separate units of accounting in our multiple deliverable arrangements to be the professional services, subscription services or a combined deliverable comprised of subscription services and premier support services. When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple-element arrangement accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. We have not established VSOE for our subscription services, premier support or professional services due to lack of pricing consistency, the introduction of new services and other factors. We have also concluded that third-party evidence of selling price is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information. Accordingly, we use our best estimate of selling price (BESP) to determine the relative selling price for our subscription, premier support and professional services offerings. For arrangements with multiple deliverables which can be separated into different units of accounting, we allocate the arrangement fee to the separate units of accounting based on our BESP. The amount of arrangement fee allocated is limited by contingent revenue, if any.

We determined BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration for our subscription services, which may also include premier support, and professional services, include discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where services are sold, price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by our management, taking into consideration our go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices.

Deferred Commissions

Deferred commissions consist of direct incremental costs paid to our sales force associated with non-cancellable terms of the related contracts. The deferred commission amounts are recoverable through future revenue streams under the non-cancellable customer contracts. Direct sales commissions are deferred when earned and amortized over the same period that revenue is recognized for the related non-cancellable subscription period. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards granted to our employees and other service providers, including stock options, restricted stock units, restricted stock and purchase rights granted under our 2015 Employee Stock Purchase Plan (2015 ESPP), based on the estimated fair value of the award on the grant date. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards and purchase rights granted under our 2015 ESPP. Prior to our initial public offering in January 2015, the fair value of restricted stock units and restricted stock was determined based on the fair value of our common stock estimated as part of the capital stock and business enterprise valuation process. We use the market closing price of our Class A common stock as reported on the New York Stock Exchange for the fair value of restricted stock units and restricted stock granted after our initial public offering. We recognize the fair value of stock options, restricted stock units and restricted stock as an expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. We recognize the fair value of purchase rights granted under our 2015 ESPP as an expense on a straight-line basis over the offering period.

Our option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

•	Fair Value of Common Stock. Prior to our initial public offering in January 2015, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) the prices for our redeemable convertible preferred stock sold to outside investors; (iii) the rights, preferences and privileges of our redeemable convertible preferred stock relative to our common stock; (iv) the lack of marketability of our common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of Box, given prevailing market conditions.

Subsequent to the completion of our initial public offering, we use the market closing price for our Class A common stock as reported on the New York Stock Exchange.

•	Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options and ESPP purchase rights.

•	Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. We determined the expected term assumption based on the vesting terms, exercise terms and contractual terms of the options and ESPP purchase rights.

•	Expected Volatility. Since we do not have sufficient trading history of our common stock, the expected volatility was derived from the historical stock volatilities of several unrelated public companies within the same industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock option grants.

•	Dividend Yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero.

The following table summarizes the assumptions relating to our stock options and ESPP purchase rights, as follows:

	Year Ended January 31,
	2015	2014	2013
Employee Stock Options
Expected term (in years)	5.7 – 6.2	4.9 – 6.3	5.0 – 7.4
Expected Volatility	45% – 49%	48% – 57%	53% – 55%
Risk-free interest rate	1.8% – 2.1%	0.8% – 1.9%	0.7% – 1.7%
Dividend yield	0%	0%	0%

Employee Stock Purchase Plan
Expected term (in years)	0.6 – 2.1	—	—
Expected Volatility	37% – 41%	—	—
Risk-free interest rate	0.1% – 0.6%	—	—
Dividend yield	0%	—	—

In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares that are expected to vest. We estimate the expected forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees and other service providers. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of January 31, 2015, no impairment of goodwill has been identified.

Acquired finite-lived intangible assets are amortized over their estimated useful lives, which is generally two to seven years. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any such impairment charge during the years presented.

Legal Contingencies

From time to time, we are a party of litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Because the results of litigation and claims cannot be predicted with certainty, we base our loss accruals on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

Recent Accounting Pronouncement

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for our fiscal year beginning February 1, 2017. Early adoption is not permitted. We are currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. We are also evaluating the impact of the adoption of this standard on our consolidated financial statements and have not determined whether the effect will be material to either our revenue results or our deferred commissions balances.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating loss, non-GAAP net loss, non-GAAP net loss attributable to common stockholders and non-GAAP net loss per share attributable to common stockholders (collectively, the non-GAAP financial measures) each meet the definition of a non-GAAP financial measure.

We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of our recurring core business operating results. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparisons to our historical performance as well as comparisons to our competitors’ operating results. We believe these non-GAAP financial measures are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business.

Non-GAAP operating loss

We define non-GAAP operating loss as operating loss excluding expenses related to stock-based compensation (SBC), intangible assets amortization, and as applicable, other special items. Although stock-based compensation is an important aspect of the compensation of Box’s employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. For restricted share unit awards, the amount of stock-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts, trade names and customer relationships, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of acquired intangible assets is a static expense, one that is not typically affected by operations during any particular period. We further exclude legal settlement costs because they are considered by management to be special items outside our core operating results.

Non-GAAP net loss, net loss attributable to common stock holders, and net loss per share attributable to common stockholders

We define non-GAAP net loss as net loss excluding expenses related to SBC, intangible assets amortization, remeasurement of redeemable convertible preferred stock warrant liability, and as applicable, other special items. We define non-GAAP net loss attributable to common stockholders as net loss attributable to common stockholders excluding expenses related to SBC, intangible assets amortization, remeasurement of redeemable convertible preferred stock warrant liability, accretion of redeemable convertible preferred stock, deemed dividend on the conversion of Series F redeemable convertible preferred stock, and as applicable, other special items. We define non-GAAP net loss per share attributable to common stockholders as non-GAAP net loss attributable to common stockholders divided by the weighted average outstanding shares. We exclude remeasurement of redeemable convertible preferred stock warrant liability, accretion of redeemable convertible preferred stock, deemed dividend on the conversion of Series F redeemable convertible preferred stock, and as applicable, other special items because they are considered by management to be outside our core operating results.

Limitations on the use of Non-GAAP financial measures

A limitation of our non-GAAP financial measures is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Thus, our non-GAAP measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Additionally, in the case of stock-based expense, if we did not pay a portion of compensation in the form of stock-based expense, the cash salary expense included in costs of revenue and operating expenses would be higher which would affect our cash position.

We compensate for these limitations by reconciling non-GAAP financial measures to the most comparable GAAP financial measures. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view our non-GAAP financial measures in conjunction with the most comparable GAAP financial measures.

Our reconciliation of the non-GAAP financial measures for years ended January 31, 2015, 2014 and 2013 are as follows (in thousands, except for share numbers):

	Year Ended January 31,
	2015	2014	2013
GAAP operating loss	$(166,656)	$(158,780)	$(109,129)
Stock-based compensation	31,929	11,749	7,536
Intangible assets amortization	3,624	1,987	176
Legal settlement	3,900	—	—

Non-GAAP operating loss	$(127,203)	$(145,044)	$(101,417)

GAAP net loss	$(168,227)	$(168,557)	$(112,563)
Stock-based compensation	31,929	11,749	7,536
Intangible assets amortization	3,624	1,987	176
Legal settlement	3,900	—	—
Remeasurement of redeemable convertible preferred stock warrant liability	(126)	8,477	1,727

Non-GAAP net loss	$(128,900)	$(146,344)	$(103,124)

GAAP net loss attributable to common stockholders	$(181,992)	$(168,898)	$(112,789)
Stock-based compensation	31,929	11,749	7,536
Intangible assets amortization	3,624	1,987	176
Legal settlement	3,900	—	—
Remeasurement of redeemable convertible preferred stock warrant liability	(126)	8,477	1,727
Accretion of redeemable convertible preferred stock	11,503	341	226
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	2,262	—	—

Non-GAAP net loss attributable to common stockholders	$(128,900)	$(146,344)	$(103,124)

GAAP net loss per share attributable to common stockholders, basic and diluted	$(11.48)	$(14.89)	$(14.68)
Stock-based compensation	2.01	1.04	0.99
Intangible assets amortization	0.23	0.17	0.02
Legal settlement	0.25	—	—
Remeasurement of redeemable convertible preferred stock warrant liability	(0.01)	0.75	0.22
Accretion of redeemable convertible preferred stock	0.73	0.03	0.03
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	0.14	—	—

Non-GAAP net loss per share attributable to common stockholders, basic and diluted	$(8.13)	$(12.90)	$(13.42)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	15,854	11,341	7,684

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents of $330.4 million as of January 31, 2015. Our investments are considered cash equivalents and primarily consist of bank deposits or money market funds backed by United States Treasury Bills and certificates of deposit. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

In August 2013, we entered into a two-year $100.0 million secured revolving credit facility. The credit facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to the London Interbank Offer Rate (LIBOR) plus 3.0% or the Alternate Base Rate (ABR) plus 2.0%. In addition, there is a commitment fee of 0.5% on the outstanding unused commitment amount. At closing, we drew $34.0 million at 3.4% (six month LIBOR plus 3.0%) which we used to repay the prior loans and the related early payoff and end of term fees, as well as for other general corporate purposes. In July 2014, we drew an additional $12.0 million under the credit facility at 3.3% (six month LIBOR plus 3.0%). In September 2014, we paid down $6.0 million and amended the credit facility to reduce our borrowing capacity from $100.0 million to $75.0 million and extend the facility through August 2016. Concurrently and in conjunction with the execution of our new headquarters lease in September 2014, letters of credit in the aggregate amount of $25.0 million were issued under the credit facility. These letters of credit reduce our total borrowing capacity under the credit facility and are subject to interest at 3.25% per annum. As of January 31, 2015, the outstanding borrowings under the credit facility were $40.0 million, and our remaining borrowing capacity under the credit facility was $10.0 million. In March 2015, we amended our $75.0 million secured revolving credit facility to reduce our borrowing capacity to $60.0 million by April 2015.

Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings. As of January 31, 2015, we had total debt outstanding with a carrying amount of $40.0 million which approximates fair value. A hypothetical 10% increase or decrease in interest rates after January 31, 2015 would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, British Pounds, Euros, Japanese Yen and Canadian dollars. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date we have managed our foreign currency risk by netting assets and liabilities and minimizing non-USD cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results, but we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the years ended January 31, 2015, 2014 and 2013.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Box, Inc.

We have audited the accompanying consolidated balance sheets of Box, Inc. as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Box, Inc. at January 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

March 30, 2015

BOX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$330,436	$108,851
Accounts receivable, net of allowance of 3,858 and 3,376	54,174	42,669
Prepaid expenses and other current assets	12,132	7,776
Deferred commissions	9,487	7,152

Total current assets	406,229	166,448
Property and equipment, net	58,446	41,385
Intangible assets, net	6,343	6,567
Goodwill	11,242	8,081
Other long-term assets	10,406	12,948

Total assets	$492,666	$235,429

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$17,486	$12,405
Accrued compensation and benefits	20,486	16,098
Accrued expenses and other current liabilities	16,862	14,161
Capital lease obligation, current	625	—
Deferred revenue	107,893	78,282
Deferred rent	2,701	1,213

Total current liabilities	166,053	122,159
Debt, non-current	40,000	34,000
Capital lease obligations, non-current	1,238	—
Deferred revenue, non-current	12,164	11,790
Redeemable convertible preferred stock warrant liability, non-current	—	1,346
Deferred rent, non-current	3,890	4,086
Other long-term liabilities	1,192	1,343

Total liabilities	224,537	174,724

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock:
Redeemable convertible preferred stock, par value of $0.0001 per share; no shares authorized, issued and outstanding as of January 31, 2015; 77,102 shares authorized, 76,238 shares issued and outstanding with aggregate liquidation preference of $384,423 as of January 31, 2014	$—	$393,217
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of January 31, 2015; no shares authorized, issued and outstanding as of January 31, 2014	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized, 14,455 shares issued and outstanding as of January 31, 2015; no shares authorized, issued and outstanding as of January 31, 2014	1	—
Class B common stock, par value $0.0001 per share; 200,000 shares authorized, 105,200 shares issued and outstanding as of January 31, 2015; 145,856 shares authorized, 13,955 shares issued and outstanding as of January 31, 2014 (including common stock subject to repurchase, see Note 11)	11	1
Additional paid-in capital	798,743	29,815
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive (loss) income	(56)	15
Accumulated deficit	(529,393)	(361,166)

Total stockholders’ equity (deficit)	268,129	(332,512)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$492,666	$235,429

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2015	2014	2013
Revenue	$216,440	$124,192	$58,797
Cost of revenue	47,273	25,974	14,280

Gross profit	169,167	98,218	44,517
Operating expenses:
Research and development	66,402	45,967	28,996
Sales and marketing	207,749	171,188	99,221
General and administrative	61,672	39,843	25,429

Total operating expenses	335,823	256,998	153,646

Loss from operations	(166,656)	(158,780)	(109,129)
Remeasurement of redeemable convertible preferred stock warrant liability	126	(8,477)	(1,727)
Interest expense, net	(2,009)	(3,705)	(1,764)
Other income (expense), net	(257)	(26)	116

Loss before provision (benefit) for income taxes	(168,796)	(170,988)	(112,504)
Provision (benefit) for income taxes	(569)	(2,431)	59

Net loss	(168,227)	(168,557)	(112,563)
Accretion of redeemable convertible preferred stock	(11,503)	(341)	(226)
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	(2,262)	—	—

Net loss attributable to common stockholders	$(181,992)	$(168,898)	$(112,789)

Net loss per share attributable to common stockholders, basic and diluted	$(11.48)	$(14.89)	$(14.68)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	15,854	11,341	7,684

See notes to consolidated financial statements.

BOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended January 31,
	2015	2014	2013
Net loss	$(168,227)	$(168,557)	$(112,563)
Changes in foreign currency translation adjustment*	(71)	15	—

Other comprehensive income (loss)	(71)	15	—

Comprehensive loss	$(168,298)	$(168,542)	$(112,563)

*	Tax effect was not material

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of January 31, 2012	58,324	$130,893	6,359	$1	$1,595	$(1,177)	$—	$(80,046)	$(79,627)
Issuance of Series D-2 redeemable convertible preferred stock for cash	220	2,002	—	—	—	—	—	—	—
Issuance of Series E redeemable convertible preferred stock for cash, net of issuance costs of $1,222	11,455	148,778	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	4,048	—	1,022	—	—	—	1,022
Stock-based compensation related to stock awards	—	—	22	—	7,536	—	—	—	7,536
Vesting of early exercised stock options	—	—	—	—	202	—	—	—	202
Accretion of redeemable convertible preferred stock to redemption value	—	226	—	—	(226)	—	—	—	(226)
Net loss	—	—	—	—	—	—	—	(112,563)	(112,563)

Balance as of January 31, 2013	69,999	281,899	10,429	1	10,129	(1,177)	—	(192,609)	(183,656)
Issuance of Series E-1 redeemable convertible preferred stock for cash, net of issuance costs of $36	5,555	99,944	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock upon exercise of Series B redeemable convertible preferred stock warrants	423	6,669	—	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock upon exercise of Series C redeemable convertible preferred stock warrants	199	3,168	—	—	—	—	—	—	—
Issuance of Series D-1 redeemable convertible preferred stock upon exercise of Series D-1 redeemable convertible preferred stock warrants	62	1,196	—	—	—	—	—	—	—
Issuance of common stock in connection with Crocodoc acquisition	—	—	813	—	4,742	—	—	—	4,742
Issuance of common stock upon stock option exercises	—	—	2,268	—	2,077	—	—	—	2,077
Stock-based compensation related to stock awards	—	—	395	—	11,749	—	—	—	11,749
Issuance of common stock in connection with the purchase of intangible assets	—	—	50	—	324	—	—	—	324
Vesting of early exercised stock options	—	—	—	—	1,135	—	—	—	1,135
Accretion of redeemable convertible preferred stock to redemption value	—	341	—	—	(341)	—	—	—	(341)
Other comprehensive income	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	(168,557)	(168,557)

Balance as of January 31, 2014	76,238	393,217	13,955	1	29,815	(1,177)	15	(361,166)	(332,512)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock			Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Issuance of Series F redeemable convertible preferred stock for cash, net of issuance costs of $386	7,500	149,614	—	—		—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock upon net exercise of Series A redeemable convertible preferred stock warrants	85	1,220	—	—		—	—	—	—	—
Issuance of common stock upon stock option exercises	—	—	2,307	—		5,918	—	—	—	5,918
Issuance of common stock in connection with fiscal 2015 acquisitions	—	—	409	—		5,239	—	—	—	5,239
Stock-based compensation related to stock awards	—	—	343	—		31,929	—	—	—	31,929
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	—	—	38	—		—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	—	—		(359)	—	—	—	(359)
Vesting of early exercised stock options	—	—	—	—		684	—	—	—	684
Accretion of redeemable convertible preferred stock to redemption value	—	11,503	—	—		(11,503)	—	—	—	(11,503)
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	4,405	2,262	—	—		(2,262)	—	—	—	(2,262)
Conversion of redeemable convertible preferred stock to common stock	(88,228)	(557,816)	88,228	9		557,807	—	—	—	557,816
Issuance of common stock upon Initial public offering, net of offering costs	—	—	14,375	2	*	181,475	—	—	—	181,477
Other comprehensive loss	—	—	—	—		—	—	(71)	—	(71)
Net loss	—	—	—	—		—	—	—	(168,227)	(168,227)

Balance as of January 31, 2015	—	$—	119,655	$12		$798,743	$(1,177)	$(56)	$(529,393)	$268,129

*	amount cannot be recalculated due to rounding

See notes to consolidated financial statements.

BOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(168,227)	$(168,557)	$(112,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,019	17,867	8,616
Stock-based compensation expense	31,929	11,749	7,536
Amortization of deferred commissions	12,079	13,500	7,028
Remeasurement of redeemable convertible preferred stock warrant liability	(126)	8,477	1,727
Release of deferred tax valuation allowance	(1,117)	(2,590)	—
Other	278	212	628
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(11,487)	(25,157)	(11,499)
Deferred commissions	(16,187)	(13,999)	(14,027)
Prepaid expenses and other assets	(2,521)	(3,792)	(2,028)
Accounts payable	3,231	(3,177)	2,046
Accrued expenses and other liabilities	6,952	24,055	2,100
Deferred rent	1,292	(330)	1,755
Deferred revenue	29,985	49,973	26,930

Net cash used in operating activities	(84,900)	(91,769)	(81,751)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of marketable securities	—	—	20,000
Purchases of property and equipment	(38,681)	(24,424)	(19,499)
Investments in non-marketable equity securities	—	—	(125)
Acquisition and purchases of intangible assets, net of cash acquired	(202)	(7,761)	(62)

Net cash (used in) provided by investing activities	(38,883)	(32,185)	314
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	184,237	(588)	—
Proceeds from borrowings, net of borrowing costs	12,000	32,744	20,353
Principal payments on borrowings	(6,000)	(30,971)	(577)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	149,614	99,944	150,780
Proceeds from exercise of redeemable convertible preferred stock warrants	—	1,033	—
Proceeds from exercise of stock options	6,016	3,003	2,241
Employee payroll taxes paid related to net share settlement of restricted stock units	(359)	—	—
Payments of capital lease obligation	(69)	—	—

Net cash provided by financing activities	345,439	105,165	172,797
Effect of exchange rate changes on cash and cash equivalents	(71)	15	—

Net increase (decrease) in cash and cash equivalents	221,585	(18,774)	91,360
Cash and cash equivalents, beginning of period	108,851	127,625	36,265

Cash and cash equivalents, end of period	$330,436	$108,851	$127,625

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, including end of term fees and early payoff penalty	$1,009	$3,461	$1,973
Cash paid for income taxes	157	86	60
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	$557,816	$—	$—
Accretion of redeemable convertible preferred stock	11,503	341	226
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	2,262	—	—
Change in accrued equipment purchases	2,110	2,768	20
Purchase of property and equipment under capital lease	1,952	—	—
Issuance of redeemable convertible preferred stock upon exercise of Series A redeemable convertible preferred stock warrants	1,220	10,000	—
Issuance of common stock in connection with acquisitions and purchases of intangible assets	5,239	5,066	—
Vesting of early exercised stock options and restricted stock	684	1,135	202
Change in unpaid offering costs	417	1,755	—

See notes to consolidated financial statements.

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

Box, Inc. was incorporated in the state of Washington in April 2005. We were reincorporated in the state of Delaware in March 2008. Further, we officially changed our name from Box.Net, Inc. to Box, Inc. in November 2011. We provide a cloud-based mobile optimized Enterprise Content Collaboration platform that enables organizations of all sizes to easily and securely manage their content from anywhere, and collaborate internally and externally.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the consolidated accounts of Box, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Change in Fiscal Year

We changed our fiscal year end from December 31 to January 31, commencing with our fiscal year ended January 31, 2013.

Initial Public Offering

In January 2015 we completed our initial public offering (IPO) in which we issued and sold 14,375,000 shares of Class A common stock, including 1,875,000 shares relating to an over-allotment option, at a public offering price of $14.00 per share. We received net proceeds of $187.2 million after deducting underwriting discounts and commissions of $14.1 million but before deducting offering costs of $5.7 million, of which $2.9 million and $588,000, respectively, was paid in the years ended January 31, 2015 and 2014, and the remaining $2.2 million will be paid after January 31, 2015. In addition, in connection with our IPO:

•	We authorized a new class of Class A common stock and a new class of Class B common stock. All prior periods presented have been updated to reflect the new common stock classes.

•	All 17,051,820 shares of our then-outstanding common stock were reclassified into an equivalent number of shares of our Class B common stock.

•	All 76,238,097 shares of our then-outstanding redeemable convertible preferred stock other than our Series F redeemable convertible preferred stock were converted and reclassified into an equivalent number of shares of our Class B common stock.

•	7,500,000 shares of our then-outstanding Series F redeemable convertible preferred stock were converted and reclassified into 11,904,759 shares of our Class B common stock. Included in this amount were incremental shares issued in accordance with the contractual conversion rights of our Series F redeemable convertible preferred stock. The additional shares results in a beneficial conversion feature, and we recorded a $2.3 million deemed dividend to Series F redeemable convertible preferred stockholders upon IPO.

•	We issued 85,354 shares of Series A redeemable convertible preferred stock upon the net exercise of our Series A redeemable convertible preferred stock warrant, which occurred immediately prior to the completion of our IPO. These shares were converted and reclassified into an equivalent number of shares of our Class B common stock upon the completion of our IPO. As a result, we reclassified our redeemable convertible preferred stock warrant liability balance to additional-paid-in capital upon IPO.

•	We reclassified $5.7 million of deferred issuance costs previously recorded in other long-term assets as an offset to the proceeds from our IPO.

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of the allowance for accounts receivable, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, fair values of redeemable convertible preferred stock warrants, best estimate of selling price included in multiple-deliverable revenue arrangements, fair values of stock-based awards, legal contingencies, and the provision for income taxes, including related reserves, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

We derive our revenue from three sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing our cloud-based Enterprise Content Collaboration services that include routine customer support; (2) revenue from customers purchasing our premier support package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation services.

We recognize revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the service has been provided to the customer;

•	the collection of fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.

We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. Our subscription and support contracts are typically non-cancellable and do not contain refund-type provisions.

In instances where we collect fees in advance of service delivery, revenue under the contract is deferred until we successfully deliver such services.

Subscription revenue is recognized ratably over the period of the subscription beginning once all requirements for revenue recognition have been met, including provisioning the service so that it is available to our customers. Premier support is sold together with the subscription services, and the term of the premier support is generally the same as the related subscription services arrangement. Accordingly, we recognize premier support revenue in the same manner as the associated subscription hosting service. Professional services revenue is recognized as the services are rendered for time and material contracts, and using the proportional performance method over the period the services are performed for fixed price contracts. Professional services and premier support services revenues were not material for all periods presented.

We assess collectability based on a number of factors, such as past collection history and creditworthiness of the customer. If management determines collectability is not reasonably assured, we defer revenue recognition until collectability becomes reasonably assured.

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our arrangements can include multiple elements which may consist of some or all of subscription services, premier support and professional services. When multiple-element arrangements exist, we evaluate whether these individual deliverables should be accounted for as separate units of accounting or one single unit of accounting.

In order to treat deliverables in a multiple-element arrangement as separate units of accounting, the delivered item or items must have standalone value upon delivery. A delivered item has standalone value to the customer when either (1) any vendor sells that item separately or (2) the customer could resell that item on a standalone basis. Our subscription services have standalone value as such services are often sold separately. Our premier support services do not have standalone value because we and other vendors do not sell premier support services separately. Our professional services have stand-alone value because there are other vendors which sell the same professional services separately. Accordingly, we consider the separate units of accounting in our multiple deliverable arrangements to be the professional services, subscription services or a combined deliverable comprised of subscription services and premier support services. When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple-element arrangement accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. We have not established VSOE for our subscription services, premier support or professional services due to lack of pricing consistency, the introduction of new services and other factors. We have also concluded that third-party evidence of selling price is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information. Accordingly, we use our best estimate of selling price (BESP) to determine the relative selling price for our subscription, premier support and professional services offerings. For arrangements with multiple deliverables which can be separated into different units of accounting, we allocate the arrangement fee to the separate units of accounting based on our BESP. The amount of arrangement fee allocated is limited by contingent revenue, if any.

We determined BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration for our subscription services, which may also include premier support, and professional services, include discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where services are sold, price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by our management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices.

Cost of Revenue

Cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation and related expenses for datacenter operations, customer support and professional services personnel, payments to outside technology service providers, depreciation of servers and equipment, security services and other tools, as well as amortization of acquired technology.

Deferred Commissions

Deferred commissions consist of direct incremental costs paid to our sales force associated with non-cancellable terms of the related contracts. The deferred commission amounts are recoverable through future revenue streams under the non-cancellable customer contracts. Direct sales commissions are deferred when

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earned and amortized over the same period that revenue is recognized for the related non-cancellable subscription period. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations.

We deferred sales commissions costs of $16.2 million, $14.0 million, and $14.0 million during the years ended January 31, 2015, 2014 and 2013, and amortized $12.1 million, $13.5 million and $7.0 million of deferred commissions during the same periods.

Deferred Revenue

Deferred revenue consists of billings and payments received in advance of revenue recognition generated by our subscription services, premier customer support and professional services described above. For these services, we typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multiyear, non-cancellable subscription contracts.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits.

We sell to a broad range of customers. Our revenue is derived substantially from the U.S. across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the U.S. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for accounts receivable based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are reasonably assured based on the size, industry diversification, financial condition and past transaction history of our customers. As of January 31, 2015 and 2014, no single customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue in any of the years ended January 31, 2015, 2014 and 2013.

We serve our customers and users from datacenter facilities operated by third parties. In order to reduce the risk of down time of our enterprise cloud content management services, we have established datacenters in various locations in the United States. We have internal procedures to restore services in the event of disaster at one of our current datacenter facilities. Even with these procedures for disaster recovery in place, our cloud services could be significantly interrupted during the implementation of the procedures to restore services.

Geographic Locations

For the year ended January 31, 2015, revenue attributed to the United States was approximately 80%, and no other country outside of the United States comprised 10% or greater of our revenue.

Substantially all of our net assets are located in the United States. As of January 31, 2015 and 2014, property and equipment located in the United States was approximately 98% and 96%, respectively.

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation and Transactions

The functional currency of our principal foreign subsidiaries is generally the U.S. dollar. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars for those entities that do not have U.S. dollars as their functional currency are recorded as part of a separate component of the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in the consolidated statements of operations for the period. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Translation adjustments at the balance sheet dates were not material. Transaction gains and losses recognized were not material for all periods presented.

Cash and Cash Equivalents

We consider all highly liquid investments with an initial maturity of 90 days or less at the date of purchase to be cash equivalents. We maintain such funds in overnight cash deposits.

Restricted Cash

Restricted cash is comprised of certificates of deposit related to our credit card processing and leases. These restricted cash balances have been excluded from our cash and cash equivalents balance and are classified as part of prepaid expenses and other current assets and other long-term assets on our consolidated balance sheets. The amount of restricted cash as of January 31, 2015 and 2014 was $3.4 million and $3.9 million, respectively, which was classified as non-current.

Marketable Securities

Our marketable securities consisted of short-term investment-grade corporate securities. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Gross realized gains and losses on marketable securities were not material for the year ended January 31, 2013. We held no marketable securities during the years ended January 31, 2015 and 2014.

Fair Value of Financial Instruments

Our financial assets and financial liabilities which include cash equivalents, marketable securities, restricted cash and redeemable convertible preferred stock warrants are measured and recorded at fair value on a recurring basis. We measure certain other assets including our non-marketable equity securities at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. Our other current financial assets and our other current financial liabilities have fair values which approximate their carrying value due to their short term maturities.

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable and Related Allowance

Accounts receivable are recorded at the invoiced amounts and do not bear interest. We maintain an allowance for estimated losses inherent in our accounts receivable portfolio. We assess the collectability of the accounts by taking into consideration the aging of our trade receivables, historical experience, and management judgment. We write off trade receivables against the allowance when management determines a balance is uncollectible and no longer actively pursues collection of the receivable.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to three years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term, generally three to five years. Depreciation commences once the asset is placed in service. Construction in progress is primarily related to the construction or development of property and equipment which have not yet been placed in service for their intended use.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment and finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charge during the years presented.

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of January 31, 2015, no impairment of goodwill has been identified.

Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, which is generally two to seven years.

Legal Contingencies

From time to time, we are a party of litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Because the results of litigation and claims cannot be predicted with certainty, we base our loss accruals on the best information available at the time. As additional information becomes available, we reassess our potential liability and may revise our estimates. Such revisions could have a material impact on future quarterly or annual results of operations.

Research and Development Costs

Research and development costs include personnel costs, including stock-based compensation expense, associated with our engineering personnel and consultants responsible for the design, development and testing of the product, depreciation of equipment used in research and development and allocated facilities and information technology costs. Research and development costs are expensed as incurred.

Internal-Use Software Costs

We capitalize costs to develop software for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once an application has reached the development stage, management has authorized and committed to the funding of the software project, it is probable the project will be completed and the software will be used to perform the function intended, internal and external costs, if direct and incremental, are capitalized until the application is substantially complete and ready for its intended use. There were no material qualifying costs incurred during the application development stage in any of the periods presented.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the years ended January 31, 2015, 2014 and 2013 were $28.6 million, $25.0 million and $20.1 million, respectively.

Stock-Based Compensation

We determine the fair value of stock options and purchase rights issued to employees under our 2015 ESPP on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected common stock price volatility over the term of the awards, the expected term of the awards, risk-free interest rates and the expected dividend yield. Prior to our IPO in January 2015, the fair value of restricted stock units and restricted stock was determined by the estimated fair value of our common stock at the time of grant. We use the market closing price of our Class A common stock as reported on the New York Stock Exchange for the fair value of restricted stock units and restricted stock granted after our IPO.

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize compensation expense for stock options, restricted stock units and restricted stock on a straight-line basis over the period during which an employee is required to provide services in exchange for the award (generally the vesting period of the award). We estimate future forfeitures at the date of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize compensation expense for our 2015 ESPP on a straight-line basis. Stock-based compensation expense is recognized only for those awards expected to vest.

Compensation expense for stock options issued to nonemployees is calculated using the Black-Scholes option pricing model and is recorded over the service performance period. Options subject to vesting are required to be periodically remeasured over their service performance period, which is generally the same as the vesting period.

Redeemable Convertible Preferred Stock Warrant Liability

We account for freestanding warrants to purchase shares of our redeemable convertible preferred stock as a liability on the consolidated balance sheets. The redeemable convertible preferred stock warrants are recorded as a liability because the underlying shares of redeemable convertible preferred stock are optionally redeemable and, therefore, may obligate us to transfer assets at some point in the future. The warrants are recorded at fair value upon issuance and are subject to remeasurement to fair value at each balance sheet date, with any change in fair value recognized as a separate line item on the consolidated statements of operations. We recognized a remeasurement gain of $126,000 for the year ended January 31, 2015. We recognized remeasurement losses of $8.5 million and $1.7 million for the years ended January 31, 2014 and 2013, respectively. In connection with our IPO, we reclassified the redeemable convertible preferred stock warrant liability to additional paid-in capital (see Note 9). As of January 31, 2015, there were no longer any redeemable convertible preferred stock warrants outstanding.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the temporary differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in income tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts we believe is more likely than not to be realized.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Recent Accounting Pronouncement

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for our fiscal year beginning February 1, 2017. Early adoption is not permitted. We are currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as of the date of initial application. We are also evaluating the impact of the adoption of this standard on our consolidated financial statements and have not determined whether the effect will be material to either our revenue results or our deferred commissions.

Note 3. Fair Value Measurements

We define fair value as the exchange price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure our financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

•	Level 1—Observable inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2—Observable inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices which are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

•	Level 3—Unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities. These inputs are based on our own assumptions used to measure assets and liabilities at fair value and require significant management judgment or estimation.

We measure our marketable securities, restricted cash and redeemable convertible preferred stock warrant liability at fair value on a recurring basis. We classify our marketable securities and restricted cash within Level 2 because they are valued using inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. We classify our redeemable convertible preferred stock warrants within Level 3 because they are valued using valuation techniques using certain inputs which are unobservable in the market.

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the fair value of our financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2015 and 2014, using the above input categories (in thousands):

	As of January 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets
Restricted cash:
Certificate of deposit	$—	$3,367	$—	$3,367

Total assets measured at fair value	$—	$3,367	$—	$3,367

	As of January 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets
Restricted cash:
Certificate of deposit	$—	$3,909	$—	$3,909

Total assets measured at fair value	$—	$3,909	$—	$3,909

Liability
Redeemable convertible preferred stock warrant liability	$—	$—	$(1,346)	$(1,346)

Total liabilities measured at fair value	$—	$—	$(1,346)	$(1,346)

Fair Value of Redeemable Convertible Preferred Stock Warrant Liability

Prior to our IPO, we determined the fair value of the redeemable convertible preferred stock warrants by first deriving the business enterprise value (BEV) of the Company using valuation methods, including combinations of methods, as deemed appropriate under the circumstances applicable at the valuation date. Once we determined an estimated BEV, we utilized the option pricing method (OPM) to allocate the BEV to the various classes of the Company’s equity, including the Company’s preferred stock. Once the per share value of preferred stock was determined, we used this concluded per share value as the fair value of the shares input within the Black-Scholes option pricing model that was utilized to determine the fair value of the redeemable convertible preferred stock warrants. In addition to the fair value of the shares input, the Black-Scholes option pricing model includes assumptions related to the exercise price, expected volatility, expected term, risk-free interest rate, and the expected dividend yield. The estimated expected volatility was based on the volatility of common stock of a group of comparable, publicly-traded companies. The estimated expected term was based on the estimated time to liquidity event. The risk-free interest rate was based on the U.S. Treasury yield for a term consistent with the estimated expected term. The significant unobservable inputs used in the fair value measurement of the redeemable convertible preferred stock warrant liability are the fair value of the underlying stock at the valuation date, the expected volatility, and the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock, expected volatility and expected term would result in a directionally similar impact to the fair value measurement.

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a roll-forward of the fair value of the redeemable convertible preferred stock warrants categorized as Level 3 (in thousands):

Balance at December 31, 2012	$1,142
Remeasurement	1,727

Balance at January 31, 2013	2,869
Remeasurement	8,477
Exercise of redeemable convertible preferred stock warrants	(10,000)

Balance at January 31, 2014	1,346
Remeasurement	(126)
Exercise of redeemable convertible preferred stock warrants	(1,220)

Balance at January 31, 2015	$—

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	January 31,
	2015	2014
Servers	$81,068	$49,168
Leasehold improvements	13,400	9,486
Computer hardware and software	8,724	5,792
Furniture and fixtures	5,046	4,388
Construction in progress	4,815	1,763

Total property and equipment	113,053	70,597
Less: accumulated depreciation	(54,607)	(29,212)

Total property and equipment, net	$58,446	$41,385

As of January 31, 2015, the gross carrying amount of property and equipment includes $1.9 million of servers and $69,000 of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $140,000. There were no property and equipment acquired under capital leases as of January 31, 2014.

Depreciation expense related to property and equipment was $25.4 million for the year ended January 31, 2015. Included in this amount was depreciation expense for servers acquired under capital leases in the amount of $140,000. Depreciation expense related to property and equipment was $15.9 million and $8.4 million for the years ended January 31, 2014 and 2013, respectively. Construction in progress primarily consists of servers, networking equipment and storage infrastructure being provisioned in our third party datacenter hosting facilities as well as leasehold improvements. In addition, the amounts of interest capitalized to property and equipment were $311,000, $284,000 and 585,000 for the years ended January 31, 2015, 2014 and 2013, respectively.

Note 5. Acquisition

Fiscal 2015 Acquisitions

During the year ended January 31, 2015, we acquired two companies for an aggregate purchase price of $5.5 million (in 408,166 shares of our common stock valued at $5.2 million and cash of $230,000). We

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for these transactions as business combinations. In allocating the purchase consideration based on estimated fair values, we recorded $3.4 million of developed technology, $3.2 million of goodwill, $25,000 of net tangible assets, and $1.1 million of deferred tax liabilities. Goodwill for these acquisitions is not deductible for tax purposes. Developed technology is being amortized on a straight-line basis over an estimated useful life of two years. These acquisitions are expected to enhance our Box service by leveraging the acquired companies’ technologies, along with gaining access to their engineering teams.

In addition, upon acquisitions we issued 344,667 shares of our common stock valued at $4.5 million. We are also obligated to make cash payments of up to $889,000. Both the common stock and the cash payments are additional consideration which is contingent upon former employees of the acquired companies continuing to be employed by us. We determined that this additional consideration was not part of the purchase price and will be recognized as post-acquisition compensation expense over the related requisite service period. Also, in connection with one of the acquisitions, we agreed to give certain employees of the acquired company bonus awards of cash payments up to $381,000 and issue up to 155,787 shares of our common stock valued at $2.0 million. These bonus awards are subject to continued employment with us and will be recognized as post-acquisition compensation expense over the related requisite service period. Aggregate transaction costs related to these acquisitions were approximately $575,000, which were recorded as general and administrative expense as incurred.

Results of operations for these acquisition have been included in our consolidated statements of operations since the acquisition dates and were not material. Pro forma results of operations for these acquisitions have not been presented because they were also not material to the consolidated results of operations.

Fiscal 2014 Acquisition

On May 19, 2013, we acquired all outstanding common stock of Crocodoc, Inc. (Crocodoc), a privately-held company which provides HTML5 document rendering and viewing solutions to enterprise customers, for total purchase consideration of $13.2 million ($8.5 million in cash and $4.7 million in our common stock). The acquisition is expected to enhance our Box service by embedding Crocodoc’s technology into our platform, along with gaining access to Crocodoc’s engineering team. The acquisition has been accounted for as a business combination. Of the $13.2 million total purchase price, $790,000 was cash acquired, $7.0 million was attributed to developed technology, $8.1 million to goodwill, $222,000 to net assets acquired, $311,000 to income taxes payable which was included in other long-term liabilities, and $2.6 million to deferred tax liability. Goodwill is primarily attributable to the enhancement of the Box user experience, expected synergies arising from the acquisition and the value of acquired personnel. Goodwill is not deductible for tax purposes. Developed technology is being amortized on a straight-line basis over an estimated useful life of three years. Transaction costs were approximately $280,000, which were recorded as general and administrative expense as incurred. Also, in connection with the acquisition, we loaned $844,000 to certain selling shareholders, who became our employees upon the acquisition, in exchange for full recourse notes, which were classified as other long-term assets on the consolidated balance sheet.

Results of operations for this acquisition have been included in our consolidated statements of operations since the acquisition date and were not material. Pro forma results of operations for this acquisition have not been presented because they were also not material to the consolidated results of operations.

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Goodwill and Intangible Assets

Goodwill activity is reflected in the following table (in thousands):

Balance at January 31, 2013	$—
Goodwill acquired	8,081

Balance at January 31, 2014	8,081
Goodwill acquired	3,161

Balance at January 31, 2015	$11,242

Intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life(1)	Gross Value	Accumulated Amortization	Net Carrying Value
January 31, 2014
Developed technology	3.0 years	$7,724	$(1,813)	$5,911
Trade names	6.9 years	1,201	(545)	656

Intangible assets, net		$8,925	$(2,358)	$6,567

January 31, 2015
Developed technology	2.7 years	$11,124	$(5,268)	$5,856
Trade names and other	6.9 years	1,201	(714)	487

Intangible assets, net		$12,325	$(5,982)	$6,343

(1)	From the date of acquisition

Intangible amortization expense was $3.6 million, $2.0 million, and $176,000 for the years ended January 31, 2015, 2014 and 2013, respectively. Amortization of acquired technology is included in cost of revenue and amortization for trade names is included in general and administrative expenses in the consolidated statements of operations. As of January 31, 2015, expected amortization expense for intangible assets for each of the next five years and thereafter was as follows (in thousands):

Years ending January 31:
2016	$4,387
2017	1,778
2018	154
2019	23
2020	1
Thereafter	—

$6,343

Note 7. Commitments and Contingencies

Letters of Credit

At January 31, 2015 and 2014, we had letters of credit in the amount of $27.0 million and $2.4 million, respectively, in connection with our facility leases. These letters of credit mature at various dates through December 1, 2018. Certain letters of credit are collateralized by certificates of deposit held by us in the amount of $2.0 million and $2.4 million, respectively. Refer to Note 8 for additional details.

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and datacenters with lease periods expiring primarily between fiscal 2016 and 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.

During the year ended January 31, 2015, we entered into various capital lease arrangements to obtain servers for our operations. These agreements are typically for three years. The leases are secured by the underlying leased servers. For year ended January 31, 2015, we recorded $7,000 of interest expense in relation to these capital lease arrangements.

In September 2014, we entered into a lease for approximately 340,000 square feet of office space in Redwood City, California, which we will use as our new corporate headquarters. The lease expires in fiscal 2029 unless we exercise our renewal options under the lease, and non-cancellable lease payments of $252.8 million are included under Operating Leases in the table below. In addition, we are entitled to receive up to $28.4 million of tenant incentives under the lease.

As of January 31, 2015, future minimum lease payments under non-cancellable capital and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
Years ending January 31:
2016	$678	$5,890
2017	678	13,089
2018	602	21,517
2019	—	21,771
2020	—	22,172
Thereafter	—	190,660

Total minimum lease payments	1,958	$275,099

Less: amount representing interest	(95)

Present value of minimum lease payments	$1,863

We recognize rent expense under our operating leases on a straight-line basis. Rent expense totaled $5.6 million, $5.3 million and $4.1 million, net of sublease income of $1.8 million, $1.1 million and $1.5 million for the years ended January 31, 2015, 2014 and 2013, respectively.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. As of January 31, 2015 and 2014, we had such asset retirement obligations in the amount of $135,000 and $459,000, respectively, which are included in other noncurrent liabilities in the consolidated balance sheets.

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Obligations

As of January 31, 2015, future payments under non-cancellable contractual purchases, which relate primarily to datacenter operations and sales and marketing activities, are as follows (in thousands):

Years ending January 31:
2016	$16,642
2017	9,064
2018	1,386

Total	$27,092

Legal Matters

On June 5, 2013, Open Text S.A. (Open Text) filed a lawsuit against us, alleging that our core cloud software and Box Edit application infringe 12 patents of Open Text. Open Text sought preliminary and permanent injunctions against infringement, treble damages, and attorneys’ fees.

On September 13, 2013, Open Text filed a motion for preliminary injunction seeking to enjoin us from providing our Box Edit feature to companies with more than 100 users. On April 9, 2014, the California court denied Open Text’s motion for preliminary injunction, finding that (1) Open Text failed to meet its burden to show irreparable harm, (2) Open Text failed to show a reasonable likelihood of success on the merits of its case, and (3) we have raised a substantial question as to the validity of the patents asserted during the preliminary injunction proceedings.

On September 19, 2014, in a related action, Open Text S.A. v. Alfresco Software Ltd., et al., Case No. 13-cv-04843-JD, the Court granted the Alfresco Defendants’ motion to dismiss with prejudice the asserted claims of the Dialog Patents, finding the asserted claims of the Dialog Patents patent ineligible under 35 U.S.C. § 101. On January 20, 2015, the Court entered an Order granting our motion for judgment on the pleadings as to the asserted patent claims of the Groupware Patents. The Court found that the asserted patent claims of the Groupware Patents are invalid because they claim non-patentable subject matter. As a result of the Court’s January 20, 2015 order and other pretrial orders, the lawsuit was narrowed to four total claims across the three remaining File Synchronization Patents accusing the Company’s Box Edit feature and Box Android application.

Trial commenced on February 2, 2015. On February 13, 2015, the jury returned a verdict, finding the asserted claims of the File Synchronization patents infringed and were not invalid. The jury awarded damages in favor of Open Text in a lump sum and fully paid-up royalty in the amount of $4.9 million.

While we intend to continue to defend the lawsuit vigorously and continue to believe we have valid defense to Open Text’s claims, we considered the issuance of the verdict a recognized subsequent event that provided additional evidence about conditions existed as of January 31, 2015. Accordingly, we accrued $4.9 million of settlement payment within as of January 31, 2015, and recorded an expense in the amount of $3.9 million for the year ended January 31, 2015, in relation to the portion of the settlement amount attributable to prior periods. The portion of the settlement amount attributable to future periods is recorded as an asset as of January 31, 2015.

In addition to the litigation discussed above, from time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of January 31, 2015 and 2014.

Indemnification

We include service level commitments to our customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that we fail to meet those levels. In addition, our customer contracts often include (i) specific obligations that we maintain the availability of the customer’s data through our service and that we secure customer content against unauthorized access or loss, and (ii) indemnity provisions whereby we indemnify our customers for third-party claims asserted against them that result from our failure to maintain the availability of their content or securing the same from unauthorized access or loss. To date, we have not incurred any material costs as a result of such commitments.

Our arrangements generally include certain provisions for indemnifying customers against liabilities if our products or services infringe a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, we have not incurred any material costs as a result of such obligations and have not accrued any liabilities related to such obligations in the consolidated financial statements. In addition, we indemnify our officers, directors and certain key employees while they are serving in good faith in their respective capacities. To date, there have been no claims under any indemnification provisions.

Note 8. Debt

In December 2010, as amended in January 2011, we entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (Hercules) (the Hercules 2010 Agreement) with a maturity date of December 31, 2014. Under this agreement, equipment loans of up to $3.0 million and a growth capital loan of up to $7.0 million were available for draw through October 31, 2011, at an interest rate equal to the greater of (a) the prime rate on the date of the draw as reported by the Wall Street Journal plus 5.25%, and (b) 8.50%. With respect to equipment loans, the Hercules 2010 Agreement has an end of term payment of 5% of the aggregate amount borrowed. In March 2011, we drew equipment loan borrowings of $1.6 million at an interest rate of 8.50%. Principal payments of $968,000 and $577,000 were made during the years ended January 31, 2014 and 2013, respectively. Also, in connection with the Hercules 2010 Agreement, we granted Hercules a security interest in all equipment financed under the Hercules 2010 Agreement and issued warrants to purchase 199,219 shares of Series C redeemable convertible preferred stock. Separately, in March 2011, Hercules purchased 158,133 shares of our Series D redeemable convertible preferred stock at a purchase price of $3.1619 per share.

In August 2011, as amended in March 2012, we entered into a Loan and Security Agreement with Hercules (the Hercules 2011 Agreement) with a maturity date of March 1, 2016. Under this agreement, equipment loans of up to $10.0 million were available for draw through June 30, 2012, at an interest rate equal to the greater of (a) 7.5% plus the prime rate as reported in The Wall Street Journal minus 3.75%, and (b) 7.5%. In addition, there was an end of term payment of 2.5% of the aggregate amount borrowed. Under the Hercules 2011 Agreement, we drew equipment loan borrowings of $4.8 million, $4.8 million and $353,000 at an interest rate of 7.5% in September 2011, December 2011, and April 2012. Principal payments of $10.0 million were made during the year ended January 31, 2014. No principal payments were made during the year ended January 31, 2013. Also, in connection with the Hercules 2011 Agreement, we granted Hercules a security interest in all equipment financed under the agreement and issued warrants to purchase 62,255 shares of Series D-1 redeemable convertible

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preferred stock. Separately, in September 2011, Hercules purchased 124,511 shares of our Series D-1 redeemable convertible preferred stock at a purchase price of $8.0314 per share.

In March 2012, as amended in June 2012, we entered into a Loan and Security Agreement with Hercules (the Hercules 2012 Agreement) with a maturity date of July 1, 2016. Under this agreement, growth capital loans of up to $20.0 million were available for draw through June 30, 2012, at an interest rate equal to the greater of (a) 8.875% plus the prime rate as reported in The Wall Street Journal minus 3.75%, and (b) 8.875%. Under the Hercules 2012 Agreement, we had an end of term payment of 4.5% of the aggregate amount borrowed. In March 2012, May 2012, and June 2012, we drew loan borrowings of $5.0 million, $5.0 million and $10.0 million at an interest rate of 8.375%. Principal payment of $20.0 million was made during the year ended January 31, 2014. No principal payments were made during the year ended January 31, 2013. Also, in connection with the Hercules 2012 Agreement, we granted the lender a security interest in all equipment financed under the agreement and all of our patents, patent applications, copyrights, trademarks and trademark applications. Separately, in March 2012, Hercules purchased 220,751 shares of our Series D-2 redeemable convertible preferred stock at a purchase price of $9.0657 per share.

The Hercules Agreements discussed above provided certain financial-related covenants, among others, relating to delivery of audited financial statements to Hercules. We received waivers from Hercules for not complying with the covenants and accordingly did not change the classification of the related Notes Payable to short term at January 31, 2013. We were not otherwise in default on the loan.

In August 2013, we repaid the Hercules loans in conjunction with entering into a line of credit agreement discussed below. Accordingly, the related remaining unamortized debt issuance and end of term fees, along with the early pay off penalty, of $1.4 million was expensed immediately and was included in interest income (expense), net in the consolidated statement of operations.

In conjunction with the Hercules loans, we incurred interest expense of $3.0 million and $1.9 million during the years ended January 31, 2014 and 2013, respectively. During the same periods we capitalized $200,000 and $585,000 of interest costs. Interest expense consists of offering costs, including the amortization of the initial fair value of the redeemable convertible preferred stock warrants issued in connection with obtaining the loan, and amortization of end of term payments, commitment and legal and facility fees, as appropriate, over the related term of the loan using the effective interest rate method, as well as the expenses incurred when we repaid the Hercules loans in August 2013, as discussed above.

Line of Credit

In August 2013, we entered into a two-year $100.0 million secured revolving credit facility. The credit facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to the London Interbank Offer Rate (LIBOR) plus 3.0% or the Alternate Base Rate (ABR) plus 2.0%. In addition, there is a commitment fee of 0.5% on outstanding unused commitment amount. At closing, we drew $34.0 million at 3.4% (six month LIBOR plus 3.0%) which we used to repay the outstanding Hercules loans and the related early payoff and end of term fees, as well as for other general corporate purposes. In July 2014, we drew an additional $12.0 million under the credit facility at 3.3% (six month LIBOR plus 3.0%). In September 2014, we paid down $6.0 million and amended the credit facility to reduce our borrowing capacity from $100.0 million to $75.0 million and extend the facility through August 2016. Concurrently and in conjunction with the execution of our new headquarters lease in September 2014, letters of credit in the aggregate amount of $25.0 million were issued under the credit facility. These letters of credit reduce our total borrowing capacity under the credit facility and are subject to interest at 3.25% per annum. As of January 31,

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2015, the outstanding borrowings under the credit facility were $40.0 million, and our remaining borrowing capacity under the credit facility was $10.0 million.

Borrowings under the credit facility are collateralized by substantially all of our assets. The credit facility also contains various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, material adverse effects, as well as limitations on dispositions, mergers or consolidations and other corporate activities. As of January 31, 2015, we were in compliance with all financial covenants.

In connection with the credit facility, we incurred interest expense of $2.5 million, $946,000 and $0 during the years ended January 31, 2015, 2014 and 2013, respectively. During the same periods, we capitalized $311,000, $84,000 and $0 of interest costs. Interest expense also includes amortization of issuance costs, unused commitment fees and fees on letters of credit which are recognized over the related term of the borrowing.

Note 9. Redeemable Convertible Preferred Stock and Warrants

Redeemable Convertible Preferred Stock

Upon the completion of our IPO in January 2015, our previously authorized and outstanding redeemable convertible preferred stock was converted and reclassified into 88,228,210 shares of Class B common stock, which includes 85,354 shares of Class B common stock issued in connection with the net exercise of our Series A redeemable convertible preferred stock warrant discussed below, and 4,404,759 incremental shares of Class B common stock issued to holders of our Series F redeemable convertible preferred stock in accordance with their contractual conversion rights which stated that if we consummated an initial public offering on or prior to July 7, 2015, each share of Series F redeemable convertible preferred stock would convert into shares of Class B common stock equal to lesser of (i) $20.00 divided by the lesser of 90% of the price per share of Class A common stock sold in the initial public offering or (ii) $20.00. The additional shares resulted in a beneficial conversion feature, and we recognized a $2.3 million deemed dividend to Series F redeemable convertible preferred stockholders upon the completion of our IPO.

Accretion of Redeemable Convertible Preferred Stock

Prior to the completion of our IPO in January 2015, stock issuance costs incurred related to our redeemable convertible preferred stock were accreted using the effective interest method via a charge to additional paid in capital over the period from the issuance date to the date at which the redeemable convertible preferred stock would have become redeemable at the option of the holders. Additionally, in the event of any liquidation, dissolution, or winding up of Box, Inc., whether voluntary or involuntary, the holders of our Series F redeemable convertible preferred stock were entitled to receive an amount equal to $20.00 plus an additional amount equal to $3.00 per year accruing quarterly and any accrued or declared but unpaid dividends. As a result, we were required to accrete the carrying value of our Series F redeemable convertible preferred stock to its redemption value over the period from issuance through the earlier of (i) the redemption date or (ii) the last quarterly anniversary of issuance occurring prior to the completion of an IPO.

We recorded redeemable convertible preferred stock accretion of $11.5 million, $341,000 and $226,000 during the years ended January 31, 2015, 2014 and 2013, respectively.

Redeemable Convertible Preferred Stock Warrants

As of January 31, 2014, and until immediately prior to the completion of our IPO in January 2015, there were 87,140 Series A redeemable convertible preferred stock warrants outstanding with an exercise price per

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share of $0.29. The fair value of these warrants was $1.3 million as of January 31, 2014 and $1.2 million as of our IPO in January 2015. We issued 85,354 shares of Series A redeemable convertible preferred stock upon the net exercise of our Series A redeemable convertible preferred stock warrant, which occurred immediately prior to the completion of our IPO. These shares were converted and reclassified into an equivalent number of shares of our Class B common stock upon the completion of our IPO. As a result, we reclassified our redeemable convertible preferred stock warrant liability balance to additional-paid-in capital upon the completion of our IPO.

Note 10. Common Stock and Stockholders’ Equity (Deficit)

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation became effective upon completion of our IPO in January 2015. Our amended and restated certificate of incorporation:

•	increased the number of authorized shares of capital stock to 1,300,000,000 shares, $0.0001 par value per share, of which 1,000,000,000 shares are designated as Class A common stock, 200,000,000 shares as designated as Class B common stock; and 100,000,000 shares are designated as preferred stock;

•	established that, on any matter that is submitted to a vote of the stockholders, the holder of each share of Class A common stock is entitled to 1 vote per share, while the holder of each share of Class B common stock is entitled to 10 votes per share;

•	established that, except with respect to voting, as discussed above, the rights of the holders of Class A and Class B common stock are identical; and

•	established that shares of our Class B common stock are voluntarily convertible into shares of our Class A common stock at the option of the holder and generally automatically convertible into shares of our Class A common stock upon transfer.

Our Class A and Class B common stock are referred to as common stock throughout the notes to these financial statements, unless otherwise noted.

During the year ended January 31, 2013, certain employees sold 496,340 shares of common stock to existing investors for amounts in excess of the deemed fair value of our common stock at the time of sales. The amounts paid by the investors in excess of the deemed fair value were recorded as compensation expense, which totaled $3.8 million for the year ended January 31, 2013.

As of January 31, 2015 and 2014, we held an aggregate of 3,052,953 shares of common stock as treasury stock.

Note 11. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our IPO. A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. Additionally, any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date will be returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Options and restricted stock units

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally vest 25% one year from the vesting commencement date and 1/48th per month, thereafter. As of January 31, 2015, 12,363,489 shares are reserved for future issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

In January 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan, which became effective prior to the completion of our IPO. A total of 2,500,000 shares of Class A common stock was initially reserved for issuance under the 2015 ESPP. The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2015 ESPP provides for 24-month offering periods beginning March 16 and September 16 of each year, and each offering period will consist of four six-month purchase periods. The initial offering period began January 23, 2015, and will end on March 15, 2017.

On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. For the first offering period, which began January 23, 2015, the fair market value of our stock on the offering date was $14.00, the price at which our stock was first sold to the public in our IPO, as specified in our final prospectus filed with the Securities and Exchange Commission on January 23, 2015, pursuant to Rule 424(b). As of January 31, 2015, 2,500,000 shares are reserved for future issuance under the 2015 ESPP.

Early Exercises of Stock Options

With the approval of our board of directors, we allow certain employees and directors to exercise stock options granted under the 2006 Plan, the 2011 Plan and the 2015 Plan prior to vesting. The unvested shares are subject to a repurchase right held by us at the original purchase price. Early exercises of options are not deemed to be substantive exercises for accounting purposes, and accordingly, amounts received for early exercises are initially recorded in other liabilities and are reclassified to common stock and additional paid-in capital as the underlying shares vest. As of January 31, 2015 and 2014, we had $286,000 and $872,000, respectively, in liabilities and 113,541 and 331,826 unvested shares, respectively, subject to repurchase related to early exercises of stock options.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	Shares Subject to Outstanding Options	Weighted- Average Exercise Price
				(in thousands)
Balance as of January 31, 2014	18,427,075	$3.65	8.45	$191,809
Options granted	2,918,632	15.73
Options exercised	(2,306,816)	2.61
Options forfeited/cancelled	(1,573,320)	5.22

Balance as of January 31, 2015	17,465,571	$5.67	7.80	$229,713

Vested and expected to vest as of January 31, 2015	17,111,760	$5.61	7.78	$225,886

Exercisable as of January 31, 2015	8,492,338	$2.85	7.12	$135,511

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options exercisable as of January 31, 2015, include options that are exercisable prior to vesting. The aggregate intrinsic value of options vested and expected to vest and exercisable as of January 31, 2015 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the years ended January 31, 2015, 2014 and 2013 was $27.5 million, $17.8 million and $11.6 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the years ended January 31, 2015, 2014 and 2013 was $16.4 million, $7.4 million and $2.0 million, respectively. The weighted-average grant date fair value of options granted to employees during the years ended January 31, 2015, 2014 and 2013 was $7.46, $4.75 and $2.15 per share, respectively.

As of January 31, 2015, there was $38.1 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.73 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance—January 31, 2014	225,300	$14.06
Granted	5,091,479	15.77
Vested, net of shares withheld for employee payroll taxes	(37,991)	14.53
Forfeited/cancelled, including shares withheld for employee payroll taxes	(339,079)	16.42

Unvested balance—January 31, 2015	4,939,709	$15.66

As of January 31, 2015, there was $63.2 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 3.40 years.

Restricted Stock

The following table summarizes the restricted stock activity under the equity incentive plans and related information:

	Number of Restricted Stock Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance—January 31, 2014	387,435	$7.84
Granted	26,802	17.24
Vested	(213,512)	7.86
Forfeited/cancelled	(28,064)	5.85

Unvested balance—January 31, 2015	172,661	$9.60

In addition, in connection with our fiscal 2015 acquisitions, we issued 344,667 shares of restricted stock with a weighted-average grant date fair value of $12.96 per share during the year ended January 31, 2015. This

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted stock was separately authorized by our board of directors, and did not reduce the number of shares available for future issuance under the 2011 Plan. All of these shares were still outstanding as of January 31, 2015.

As of January 31, 2015, there was $4.5 million of unrecognized stock-based compensation expense related to outstanding restricted stock granted to employees that is expected to be recognized over a weighted-average period of 2.41 years.

2015 ESPP and Other

As of January 31, 2015, there was $14.7 million of unrecognized stock-based compensation expense related to our 2015 ESPP that is expected to be recognized over the remaining term of the initial offering period.

As of January 31, 2015, there was $1.6 million of unrecognized stock-based compensation related to 155,787 shares of contingently issuable common stock for certain bonus awards given in connection with one of our fiscal 2015 acquisitions that is expected to be recognized over a weighted-average period of 2.42 years.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended January 31,
	2015	2014	2013
Cost of revenue	$1,492	$450	$1,087
Research and development	11,767	3,154	1,211
Sales and marketing	11,616	5,017	1,893
General and administrative	7,054	3,128	3,345

Total	$31,929	$11,749	$7,536

Determination of Fair Value

We estimated the fair value of employee stock options and ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2015	2014	2013
Employee Stock Options
Expected term (in years)	5.7 – 6.2	4.9 – 6.3	5.0 – 7.4
Expected Volatility	45% – 49%	48% – 57%	53% – 55%
Risk-free interest rate	1.8% – 2.1%	0.8% – 1.9%	0.7% – 1.7%
Dividend yield	0%	0%	0%

Employee Stock Purchase Plan
Expected term (in years)	0.6 – 2.1	—	—
Expected Volatility	37% – 41%	—	—
Risk-free interest rate	0.1% – 0.6%	—	—
Dividend yield	0%	—	—

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions used in the Black-Scholes option pricing model were determined as follows:

Fair Value of Common Stock. Prior to our IPO in January 2015, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) the prices for our redeemable convertible preferred stock sold to outside investors; (iii) the rights, preferences and privileges of our redeemable convertible preferred stock relative to our common stock; (iv) the lack of marketability of our common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition of Box, given prevailing market conditions.

Subsequent to the completion of our IPO, we use the market closing price for our Class A common stock as reported on the New York Stock Exchange.

Expected Term. The expected term represents the period that our share-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options and ESPP purchase rights.

Expected Volatility. Since we do not have sufficient trading history of our common stock, the expected volatility was derived from the historical stock volatilities of several unrelated public companies within the same industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock option grants and ESPP purchase rights.

Risk-free Interest Rate. The risk-free rate that we use is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Dividend Yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero.

Note 12. Net Loss per Share Attributable to Common Stockholders

We calculate our basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. We consider all series of our redeemable convertible preferred stock to be participating securities. In the event a dividend is declared or paid on our common stock, holders of redeemable convertible preferred stock are entitled to a proportionate share of such dividend in proportion to the holders of common stock on an as-if converted basis. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. Net loss attributable to common stockholders is determined by allocating undistributed earnings between common and redeemable convertible preferred stockholders. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, options to purchase common stock, warrants to purchase redeemable convertible preferred stock, repurchasable shares from early exercised options and unvested restricted stock are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible redeemable preferred stock as the holders of our convertible redeemable preferred stock do not have a contractual obligation to share in our losses.

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis. We did not present dilutive net loss per share on an if-converted basis because the impact was not dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended January 31,
	2015		2014		2013
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(1,677)	$(166,550)	$—	$(168,557)	$—	$(112,563)
Add: accretion of redeemable convertible preferred stock	(115)	(11,388)	—	(341)	—	(226)
Add: deemed dividend on the conversion of Series F redeemable convertible preferred stock	(23)	(2,239)	—	—	—	—

Net loss attributable to common stockholders	$(1,815)	$(180,177)	$—	$(168,898)	$—	$(112,789)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	158	15,696	—	11,341	—	7,684

Net loss per share attributable to common stockholders—basic and diluted	$(11.48)*	$(11.48)	$—	$(14.89)	$—	$(14.68)

*	Amounts cannot be recalculated due to rounding

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended January 31,
	2015	2014	2013
Redeemable convertible preferred stock	79,519	71,465	63,727
Options to purchase common stock	18,146	17,036	13,441
Restricted stock units	2,994	1	—
Warrants to purchase redeemable convertible preferred stock	86	736	772
Repurchasable shares from early-exercised options and unvested restricted stock	623	764	699
Contingently issuable common stock	91	—	—

	101,459	90,002	78,639

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Income Taxes

The components of income (loss) before provision (benefit) for income taxes were as follows (in thousands):

	Year Ended January 31,
	2015	2014	2013
United States	$(132,084)	$(148,032)	$(112,691)
Foreign	(36,712)	(22,956)	187

Total	$(168,796)	$(170,988)	$(112,504)

The components of the provision (benefit) for income taxes were as follows (in thousands):

	Year Ended January 31,
	2015	2014	2013
Current:
Federal	$25	$17	$—
State	135	53	12
Foreign	670	89	47

Total	$830	$159	$59

Deferred:
Federal	$(1,009)	$(2,360)	$—
State	(109)	(230)
Foreign	(281)	—	—

Total	$(1,399)	$(2,590)	$—

Provision (benefit) for income taxes	$(569)	$(2,431)	$59

The items accounting for the difference between income taxes computed at the federal statutory income tax rate of 34% and the provision for income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2015	2014	2013
Tax benefit at federal statutory rate	$(57,391)	$(58,136)	$(38,328)
State taxes, net of federal benefit	(5,322)	(5,071)	(7,097)
Foreign rate difference	4,043	3,270	(17)
Nondeductible expenses	451	3,408	1,288
Research and development credit	(2,396)	(1,934)	(1,376)
Stock-based compensation	4,703	2,644	2,237
Change in reserve for unrecognized tax benefits	2,421	3,937	663
Other	709	(421)	25
Change in valuation allowance	52,213	49,872	42,664

Provision for income taxes	$(569)	$(2,431)	$59

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforward	$142,935	$104,855
Accruals and reserves	11,917	5,377
Stock-based compensation	7,478	908
Depreciation and amortization	3,329	1,738
Tax credit carryover	4,005	3,960

Total deferred tax assets	169,664	116,838
Valuation allowance	(167,436)	(115,223)

Total deferred tax assets, net of valuation allowance	2,228	1,615
Deferred tax liabilities:
Acquired intangible assets	(1,947)	(1,524)
Other	—	(91)

Total deferred tax liabilities	(1,947)	(1,615)

Net deferred tax assets	$281	$—

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, we have established a full valuation allowance against our U.S. and United Kingdom deferred tax assets to the extent they are not offset by liabilities from uncertain tax positions based on our history of losses. The valuation allowance increased by $52.2 million, $43.1 million and $42.6 million, respectively, during the years ended January 31, 2015, 2014 and 2013. During the years ended January 31, 2015 and 2014, we released $1.1 million and $2.6 million of our valuation allowance as a result of acquisitions. With these acquisitions, deferred tax liabilities were established for the book-tax basis difference related to acquired intangible assets. The net deferred tax liabilities provided an additional source of income to support the realizability of pre-existing deferred tax assets.

We have not provided for U.S. federal and state income taxes on our foreign subsidiary’s undistributed earnings as of January 31, 2015, because such earnings are intended to be indefinitely reinvested. If we were to repatriate these earnings to the U.S., they would be subject to U.S. income taxes based on the U.S. statutory rate of 34% plus an applicable adjustment for foreign tax credits and foreign withholding taxes.

As of January 31, 2015, we had federal, state and foreign net operating loss carryforwards of $342.0 million, $332.3 million and $65.9 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards will expire at various dates beginning in 2025 if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2016 if not utilized. The foreign net operating loss carryforwards do not expire. In addition, as of January 31, 2015, we had federal and state research and development tax credit carryforwards of $7.1 million and $8.0 million, respectively. The federal research and development tax credit carryforwards will expire beginning in 2025 if not utilized. The state research and development tax credit carryforwards do not expire.

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	Year Ended January 31,
	2015	2014	2013
Unrecognized tax benefits—beginning of period	$8,147	$2,515	$1,157
Additions for tax positions related to prior year	43	547	49
Reductions for tax positions related to prior year	(19)	—	—
Additions for tax positions related to current year	5,436	5,085	1,342
Reductions for tax positions related to current year	—	—	(33)

Unrecognized tax benefits—end of period	$13,607	$8,147	$2,515

The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of January 31, 2015, 2014 and 2013. We do not expect our gross unrecognized tax benefits to change significantly in the next 12 months.

Our policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of our income tax provision. Interest and penalties were not significant during the years ended January 31, 2015, 2014 and 2013.

We file tax returns in the United States for federal, California, and other states. All tax years remain open to examination for both federal and state purposes as a result of our net operating loss and credit carryforwards. We file foreign tax returns in the United Kingdom starting with the year ended January 31, 2013, and in France, Germany and Japan starting with the year ended January 31, 2014. These tax years remain open to examination.

Note 14. Segments

Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, we have a single reporting segment and operating unit structure. Since we operate in one operating segment, all required segment information can be found in the consolidated financial statements.

Note 15. 401(k) Plan

We have a 401(k) Savings Plan (the 401(k) Plan) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. We have not made any matching contributions to date.

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Subsequent Events

In March 2015, we amended our $75.0 million secured revolving credit facility to reduce our borrowing capacity to $60.0 million by April 2015 and to increase certain limitations on the amount of capital asset and real estate related-obligations we may incur. In connection with this amendment, letters of credit in the aggregate amount of $25.0 million issued under the credit facility were cancelled, and a new letter of credit in the amount of $25.0 million was issued, which was secured by a certificate of deposit in the same amount. As a result, our restricted cash balance increased by $25.0 million.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2015 annual meeting of stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended January 31, 2015, and is incorporated in this report by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements:

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(3) Exhibits

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2015

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Aaron Levie, Dylan Smith, Dan Levin and Peter McGoff, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Aaron Levie Aaron Levie	Chairman and Chief Executive Officer (Principal Executive Officer)	March 30, 2015

/s/ Dylan Smith Dylan Smith	Chief Financial Officer and Director (Principal Financial Officer)	March 30, 2015

/s/ Jeff Mannie Jeff Mannie	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 30, 2015

/s/ Dana Evan Dana Evan	Director	March 30, 2015

/s/ Steven Krausz Steven Krausz	Director	March 30, 2015

/s/ Dan Levin Dan Levin	President, Chief Operating Officer and Director	March 30, 2015

Signature	Title	Date

/s/ Rory O’Driscoll Rory O’Driscoll	Director	March 30, 2015

/s/ Gary Reiner Gary Reiner	Director	March 30, 2015

/s/ Josh Stein Josh Stein	Director	March 30, 2015

/s/ Bryan Taylor Bryan Taylor	Director	March 30, 2015

/s/ Padmasree Warrior Padmasree Warrior	Director	March 30, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194767	4.1	July 7, 2014

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of July 7, 2014.	S-1/A	333-194767	4.2	July 7, 2014

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194767	10.1	July 7, 2014

10.2*	Box, Inc. 2015 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.2	January 9, 2015

10.3*	Box, Inc. 2015 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-194767	10.3	January 9, 2015

10.4*	Box, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.4	January 9, 2015

10.5*	Box, Inc. 2006 Stock Incentive Plan and related form agreements.	S-1/A	333-194767	10.5	January 9, 2015

10.6*	Box, Inc. Executive Incentive Plan.	S-1/A	333-194767	10.6	July 7, 2014

10.7*	Box, Inc. Outside Director Compensation Policy.	S-1/A	333-194767	10.19	January 9, 2015

10.8*	Form of Change in Control and Severance Agreement between the Registrant and each of Aaron Levie, Dan Levin and Dylan Smith.	S-1/A	333-194767	10.7	December 10, 2014

10.9*	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1/A	333-194767	10.7A	December 10, 2014

10.10*	Offer Letter between the Registrant and Aaron Levie, dated as of December 19, 2014.	S-1/A	333-194767	10.8	January 9, 2015

10.11*	Offer Letter between the Registrant and Dan Levin, dated as of December 19, 2014.	S-1/A	333-194767	10.9	January 9, 2015

10.12*	Offer Letter between the Registrant and Dylan Smith, dated as of December 19, 2014.	S-1/A	333-194767	10.10	January 9, 2015

10.13*	Offer Letter between the Registrant and Peter McGoff, dated as of December 19, 2014.	S-1/A	333-194767	10.11	January 9, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.14*	Offer Letter between the Registrant and Graham Younger, dated as of December 19, 2014.	S-1/A	333-194767	10.12	January 9, 2015

10.15	Office Lease between the Registrant and Behringer Harvard El Camino Real LP, dated as of June 16, 2011.	S-1	333-194767	10.13	March 24, 2014

10.16	Lease Termination Agreement between the Registrant and St. Paul Fire and Marine Insurance Company, dated as of October 24, 2014.	S-1/A	333-194767	10.13A	December 10, 2014

10.17	Credit Agreement among the Registrant, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of August 27, 2013, as amended on June 19, 2014.	S-1/A	333-194767	10.14	July 7, 2014

10.18	Amendment No. 2 and Waiver to Credit Agreement and Amendment No. 1 to Guarantee and Collateral Agreement among the Registrant, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of September 15, 2014.	S-1/A	333-194767	10.14A	December 10, 2014

10.19☐	Master License and Service Agreement between the Registrant and CoreSite, L.P., dated as of March 17, 2008.	S-1/A	333-194767	10.15	July 7, 2014

10.20	Master Service Agreement between the Registrant and Equinix Operating Co., Inc., dated as of April 29, 2008.	S-1	333-194767	10.16	March 24, 2014

10.21	Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of December 20, 2011.	S-1	333-194767	10.17	March 24, 2014

10.22	Office Lease between the Registrant and Redwood City Partners, LLC, dated as of September 15, 2014.	S-1/A	333-194767	10.18	January 9, 2015

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
☐	The Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 under the Securities Act of 1933, as amended.
†	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.