Form 10-Q
period 2015-04-30
BOX INC
filed 2015-06-12
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO   ☒

As of May 31, 2015, the number of shares of the registrant’s Class A common stock outstanding was 19,609,457 and the number of shares of the registrant’s Class B common stock outstanding was 101,308,042.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 30,	January 31,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$179,987	$330,436
Marketable securities	103,989	—
Accounts receivable, net of allowance of $3,945 and $3,858	38,551	54,174
Prepaid expenses and other current assets	39,256	12,132
Deferred commissions	9,097	9,487
Total current assets	370,880	406,229
Property and equipment, net	59,259	58,446
Intangible assets, net	5,546	6,343
Goodwill	11,657	11,242
Restricted cash	28,367	3,367
Other long-term assets	6,202	7,039
Total assets	$481,911	$492,666
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,089	$17,486
Accrued compensation and benefits	18,494	20,486
Accrued expenses and other current liabilities	16,027	16,862
Capital lease obligations, current	1,172	625
Deferred revenue	111,545	107,893
Deferred rent	3,623	2,701
Total current liabilities	165,950	166,053
Debt, non-current	40,000	40,000
Capital lease obligations, non-current	2,139	1,238
Deferred revenue, non-current	12,656	12,164
Deferred rent, non-current	28,211	3,890
Other long-term liabilities	1,966	1,192
Total liabilities	250,922	224,537
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of April 30, 2015 (unaudited) and January 31, 2015, respectively	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized, 18,034 shares issued and outstanding as of April 30, 2015 (unaudited); 1,000,000 shares authorized, 14,455 shares issued and outstanding as of January 31, 2015	2	1
Class B common stock, par value $0.0001 per share; 200,000 shares authorized, 102,332 shares issued and outstanding as of April 30, 2015 (unaudited); 200,000 shares authorized, 105,200 shares issued and outstanding as of January 31, 2015 (including common stock subject to repurchase, see Note 10)	10	11
Additional paid-in capital	808,891	798,743
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive loss	(61)	(56)
Accumulated deficit	(576,676)	(529,393)
Total stockholders’ equity	230,989	268,129
Total liabilities and stockholders’ equity	$481,911	$492,666

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	April 30,
	2015	2014
Revenue	$65,621	$45,330
Cost of revenue	17,153	9,228
Gross profit	48,468	36,102
Operating expenses:
Research and development	23,134	14,898
Sales and marketing	56,495	47,440
General and administrative	15,472	11,546
Total operating expenses	95,101	73,884
Loss from operations	(46,633)	(37,782)
Remeasurement of redeemable convertible preferred stock warrant liability	—	(267)
Interest expenses, net	(514)	(405)
Other income (expense), net	(77)	7
Loss before provision for income taxes	(47,224)	(38,447)
Provision for income taxes	59	64
Net loss	(47,283)	(38,511)
Accretion of redeemable convertible preferred stock	—	(43)
Net loss attributable to common stockholders	$(47,283)	$(38,554)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.40)	$(2.81)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	119,379	13,734

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended
	April 30,
	2015	2014
Net loss	$(47,283)	$(38,511)
Other comprehensive income (loss)*:
Changes in foreign currency translation adjustment	(7)	2
Net change in unrealized gains on available-for-sale investments	2	—
Other comprehensive income (loss)	(5)	2
Comprehensive loss	$(47,288)	$(38,509)

*	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,283)	$(38,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,166	5,896
Stock-based compensation expense	12,715	5,752
Amortization of deferred commissions	3,606	2,858
Remeasurement of redeemable convertible preferred stock warrant liability	—	267
Other	(2)	157
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	15,623	10,586
Deferred commissions	(2,813)	(2,789)
Prepaid expenses, restricted cash and other assets	(28,455)	(2,283)
Accounts payable	266	1,314
Accrued expenses and other liabilities	(997)	(6,288)
Deferred rent	1,848	695
Deferred revenue	4,144	(1,122)
Net cash used in operating activities	(32,182)	(23,468)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(106,319)	—
Sales of marketable securities	3,140	—
Purchases of property and equipment	(9,901)	(5,961)
Acquisitions and purchases of intangible assets, net of cash acquired	(200)	-
Net cash used in investing activities	(113,280)	(5,961)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of initial public offering costs	(1,333)	(1,735)
Proceeds from exercise of stock options, net of repurchases of early exercised stock options	796	1,577
Employee payroll taxes paid related to net share settlement of restricted stock units	(4,215)	—
Payments of capital lease obligations	(228)	—
Net cash used in financing activities	(4,980)	(158)
Effect of exchange rate changes on cash and cash equivalents	(7)	2
Net decrease in cash and cash equivalents	(150,449)	(29,585)
Cash and cash equivalents, beginning of period	330,436	108,851
Cash and cash equivalents, end of period	$179,987	$79,266
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$359	$206
Cash paid for income taxes	458	124
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued equipment purchases	$(2,798)	$9,533
Purchases of property and equipment under capital lease	1,730	—
Issuance of common stock in connection with acquisitions and purchases of intangible assets	664	—
Vesting of early exercised stock options and restricted stock	40	240
Change in unpaid deferred offering costs	(1,333)	(411)

See notes to condensed consolidated financial statements.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

We were incorporated in the state of Washington in April 2005, and were reincorporated in the state of Delaware in March 2008. We officially changed our name from Box.Net, Inc. to Box, Inc. in November 2011. We provide a cloud-based mobile optimized Enterprise Content Collaboration platform that enables organizations of all sizes to easily and securely manage their content from anywhere, and collaborate internally and externally.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2015 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended April 30, 2015 and 2014, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2015 was derived from the audited consolidated financial statements that are included in our Form 10-K for the fiscal year ended January 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our fiscal 2015 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of April 30, 2015, and our results of operations, including our comprehensive loss, and our cash flows for the three months ended April 30, 2015 and 2014. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2016.

Prior Period Reclassifications

Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of the allowance for accounts receivable, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, best estimate of selling price included in multiple-deliverable revenue arrangements, fair values of stock-based awards, legal contingencies, and the provision for income taxes, including related reserves, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

We derive our revenue from three sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing our cloud-based Enterprise Content Collaboration services, which include routine customer support, and Box Enterprise Key Management (EKM); (2) revenue from customers purchasing our premier support package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

We recognize revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In order to treat deliverables in a multiple-element arrangement as separate units of accounting, the delivered item or items must have standalone value upon delivery. A delivered item has standalone value to the customer when either (1) any vendor sells that item separately or (2) the customer could resell that item on a standalone basis. Our subscription services have standalone value as such services are often sold separately. Our premier support services do not have standalone value because we and other vendors do not sell premier support services separately. Our professional services have standalone value because there are other vendors which sell the same professional services separately. For new services, we assess standalone value consistently with the foregoing policy. Accordingly, we consider the separate units of accounting in our multiple deliverable arrangements to be the professional services, subscription services or a combined deliverable comprised of subscription services and premier support services. When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple-element arrangement accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a standalone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. We have not established VSOE for our subscription services, premier support or professional services due to lack of pricing consistency, the introduction of new services and other factors. We have also concluded that third-party evidence of selling price is not a practical alternative due to differences in our service offerings compared to other parties and the availability of relevant third-party pricing information. Accordingly, we use our best estimate of selling price (BESP) to determine the relative selling price for our subscription, premier support and professional services offerings. For arrangements with multiple deliverables which can be separated into different units of accounting, we allocate the arrangement fee to the separate units of accounting based on our BESP. The amount of arrangement fee allocated is limited by contingent revenue, if any.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, restricted cash and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits.

We sell to a broad range of customers. Our revenue is derived substantially from the U.S. across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the U.S. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for accounts receivable based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are reasonably assured based on the size, industry diversification, financial condition and past transaction history of our customers. As of April 30, 2015, we had one reseller who accounted for 14% of total accounts receivable. As of January 31, 2015, no single customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue during the three months ended April 30, 2015 and 2014.

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

Geographic Locations

For the three months ended April 30, 2015 and 2014, revenue attributed to the United States was approximately 80%, and no other country outside of the United States comprised 10% or greater of our revenue.

Substantially all of our net assets are located in the United States. As of April 30, 2015 and January 31, 2015, property and equipment located in the United States was approximately 98%.

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

Restricted Cash

Restricted cash is comprised of certificates of deposit and money market funds related to our credit card processing and leases.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Marketable Securities

Our marketable securities consisted of corporate paper, U.S. government agency obligations, corporate debt securities, asset-backed securities and U.S. government obligations. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our investments, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

Recent Accounting Pronouncement

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent), which amends ASC 820, Fair Value Measurement. The standard removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient and removes certain related disclosure requirements. The standard will be effective for our fiscal year beginning February 1, 2016. We do not expect the standard to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for our fiscal year beginning February 1, 2017. We are currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. We are also evaluating the impact of the adoption of this standard on our consolidated financial statements and have not determined whether the effect will be material.

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

We measure our marketable securities and restricted cash at fair value on a recurring basis. We classify our marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices for identical assets or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables set forth the fair value of our financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2015 and January 31, 2015, using the above input categories (in thousands):

	April 30, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash and cash equivalents:
Corporate paper	—	$21,695	—	$21,695
Marketable securities:
Corporate paper	—	40,810	—	40,810
U.S. government agency obligations	—	20,295	—	20,295
Corporate debt securities	—	15,515	—	15,515
Asset-backed securities	—	15,334	—	15,334
U.S. government obligations	—	12,035	—	12,035
Restricted cash:
Certificates of deposit	—	27,165	—	27,165
Money market funds	1,202	—	—	1,202
Total assets measured at fair value	$1,202	$152,849	$—	$154,051

	January 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets
Restricted cash:
Certificates of deposit	$—	$3,367	$—	$3,367
Total assets measured at fair value	$—	$3,367	$—	$3,367

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Marketable Securities

We held no cash equivalents and marketable securities as of January 31, 2015. The following is a summary of our cash equivalents and marketable securities as of April 30, 2015 (in thousands).

	April 30, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Corporate paper	$62,496	$10	$(1)	$62,505
U.S. government agency obligations	20,295	1	(1)	20,295
Corporate debt securities	15,518	4	(7)	15,515
Asset-backed securities	15,335	1	(2)	15,334
U.S. government obligations	12,037	—	(2)	12,035
	$125,681	$16	$(13)	$125,684
Included in cash and cash equivalents	$21,692	$3	$—	$21,695
Included in marketable investments	$103,989	$13	$(13)	$103,989

None of our marketable securities had been in an unrealized loss position for greater than 12 months as of April 30, 2015. Based on our evaluation of available evidence we concluded that the gross unrealized losses on our marketable securities as of April 30, 2015, are temporary in nature.

The amortized cost and estimated fair value of our cash equivalents and marketable securities as of April 30, 2015 are shown below by contractual maturity (in thousands).

	April 30, 2015
	Amortized	Estimated
	Cost	Fair Value
Less than one year	$112,196	$112,200
Due in one to five years	13,485	13,484
	$125,681	$125,684

Net realized gains and losses from sales of our available-for-sale securities for the three months ended April 30, 2015 were not significant.

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30,	January 31,
	2015	2015
Tenant incentives receivable under our new headquarters lease in Redwood City (see Note 8)	$23,395	$—
Other	15,861	12,132
Total prepaid expenses and other current assets	$39,256	$12,132

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	April 30,	January 31,
	2015	2015
Servers	$86,857	$81,068
Leasehold improvements	13,899	13,400
Computer hardware and software	9,105	8,724
Furniture and fixtures	5,334	5,046
Construction in progress	6,691	4,815
Total property and equipment	121,886	113,053
Less: accumulated depreciation	(62,627)	(54,607)
Total property and equipment, net	$59,259	$58,446

As of April 30, 2015, the gross carrying amount of property and equipment includes $2.4 million of servers and $1.3 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $355,000. As of January 31, 2015, the gross carrying amount of property and equipment includes $1.9 million of servers and $69,000 of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $140,000.

Depreciation expense related to property and equipment was $8.0 million and $5.2 million for the three months ended April 30, 2015 and 2014, respectively. Included in these amounts was depreciation expense for servers acquired under capital leases in the amount of $214,000 and $0, respectively. Construction in progress primarily consists of servers, networking equipment and storage infrastructure being provisioned in our third party datacenter hosting facilities as well as leasehold improvements. In addition, the amounts of interest capitalized to property and equipment were $6,000 and 89,000 for the three months ended April 30, 2015 and 2014, respectively.

Note 6. Acquisitions

During the three months ended April 30, 2015, we acquired two companies for an aggregate purchase price of $764,000. We accounted for these transactions as business combinations. In allocating the purchase consideration based on estimated fair values, we recorded $349,000 of developed technology and $415,000 of goodwill. Goodwill for these acquisitions is deductible for U.S. income tax purposes. Developed technology is being amortized on a straight-line basis over an estimated useful life of two years. These acquisitions are expected to enhance our Box service by leveraging the acquired companies’ technologies, along with gaining access to their key talent. Aggregate transaction costs related to these acquisitions were immaterial.

Results of operations for these acquisition have been included in our consolidated statements of operations since the acquisition dates and were not material. Pro forma results of operations for these acquisitions have not been presented because they were also not material to the consolidated results of operations.

Note 7. Goodwill and Intangible Assets

Goodwill activity is reflected in the following table (in thousands):

Balance as of January 31, 2015	$11,242
Goodwill acquired	415
Balance as of April 30, 2015	$11,657

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (1)		Gross Value	Accumulated Amortization	Net Carrying Value
April 30, 2015
Developed technology	2.6	years	$11,473	$(6,375)	$5,098
Trade name and other	6.9	years	1,201	(753)	448
Intangibles, net			$12,674	$(7,128)	$5,546

January 31, 2015
Developed technology	2.7	years	$11,124	$(5,268)	$5,856
Trade name and other	6.9	years	1,201	(714)	487
Intangibles, net			$12,325	$(5,982)	$6,343

(1)	From the date of acquisition

Intangible amortization expense was $1.1 million and $695,000 for the three months ended April 30, 2015 and 2014, respectively. Amortization of acquired technology is included in cost of revenue and amortization for trade names is included in general and administrative expenses in the consolidated statements of operations. As of April 30, 2015, expected amortization expense for intangible assets was as follows (in thousands):

Years ending January 31:
Remainder of 2016	$3,401
2017	1,952
2018	169
2019	23
2020	1
$5,546

Note 8. Commitments and Contingencies

Letters of Credit

As of April 30, 2015 and January 31, 2015, we had letters of credit in the amount of $27.0 million in connection with our facility leases. These letters of credit mature at various dates through December 1, 2018. As of April 30, 2015 and January 31, 2015, certain letters of credit are collateralized by certificates of deposit held by us in the amount of $27.0 million and $2.0 million, respectively. Refer to Note 9 for additional details.

Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and datacenters with lease periods expiring primarily between fiscal years 2016 and 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.

We also entered into various capital lease arrangements to obtain servers for our operations. These agreements are typically for three years. The leases are secured by the underlying leased servers.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of April 30, 2015, future minimum lease payments under non-cancellable capital and operating leases are as follows (in thousands):

Years ending January 31:	Capital Leases	Operating Leases
Remainder of 2016	$951	$4,142
2017	1,267	12,191
2018	1,190	17,857
2019	66	19,478
2020	—	22,172
Thereafter	—	190,660
Total minimum lease payments	$3,474	$266,500
Less: amount representing interest	(163)
Present value of minimum lease payments	$3,311

In March and April 2015, we signed subleases for three floors of our new headquarters. The 18 and 36-month subleases expire in fiscal 2018 and 2019, and non-cancellable sublease proceeds of $12.6 million are included in the table above. In addition, because our subtenants will occupy the subleased portions of our new headquarters prior to the related lease commencement date, we will incur contingent rent payments of $5.5 million, which are also included in the table above.

We recognize rent expense under our operating leases on a straight-line basis. Rent expense totaled $3.7 million and $1.4 million, net of sublease income of $246,000 and $437,000 for the three months ended April 30, 2015 and 2014, respectively.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. As of April 30, 2015 and January 31, 2015, we had such asset retirement obligations in the amount of $138,000 and $135,000, respectively, which are included in other noncurrent liabilities in the consolidated balance sheets.

Purchase Obligations

As of April 30, 2015, future payments under non-cancellable contractual purchases, which relate primarily to datacenter operations and marketing activities, are as follows (in thousands):

Years ending January 31:
Remainder of 2016	$14,922
2017	11,244
2018	3,083
$29,249

Legal Matters

On June 5, 2013, Open Text S.A. (Open Text) filed a lawsuit against us in the U.S. District Court, Eastern District of Virginia, alleging that our core cloud software and Box Edit application infringe 12 patents of Open Text. Open Text sought preliminary and permanent injunctions against infringement, treble damages, and attorneys’ fees. This case was subsequently transferred to the U.S. District Court for the Northern District of California.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

While we intend to continue to defend the lawsuit vigorously and continue to believe we have valid defense to Open Text’s claims, we considered the issuance of the verdict a recognized subsequent event that provided additional evidence about conditions that existed as of January 31, 2015. Accordingly, we accrued a liability in the amount of $4.9 million for the settlement payment as of January 31, 2015, and recorded an expense in the amount of $3.9 million for the year ended January 31, 2015, in relation to the portion of the settlement amount attributable to prior periods. The portion of the settlement amount attributable to future periods is recorded as an asset as of January 31, 2015. This asset is being amortized over an estimated useful life of 14 months, and the amortization expense was $186,000 for the three months ended April 30, 2015.

In addition to the litigation discussed above, from time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of litigation and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2015 for which a reserve was not already established.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Debt

Line of Credit

In August 2013, we entered into a two-year $100.0 million secured revolving credit facility. The credit facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to the London Interbank Offer Rate (LIBOR) plus 3.0% or the Alternate Base Rate (ABR) plus 2.0%. In addition, there is a commitment fee of 0.5% on outstanding unused commitment amount. At closing, we drew $34.0 million at 3.4% (six month LIBOR plus 3.0%) which we used to repay previous loans, as well as for other general corporate purposes. In July 2014, we drew an additional $12.0 million under the credit facility at 3.3% (six month LIBOR plus 3.0%). In September 2014, we paid down $6.0 million and amended the credit facility to reduce our borrowing capacity from $100.0 million to $75.0 million and extend the facility through August 2016. Concurrently and in conjunction with the execution of our new headquarters lease in September 2014, letters of credit in the aggregate amount of $25.0 million were issued under the credit facility. These letters of credit were subject to interest at 3.25% per annum.

In March 2015, we amended the credit facility to reduce our borrowing capacity to $60.0 million as of April 2015, and to increase certain limitations on the amount of capital asset and real estate related obligations we may incur. In connection with this amendment, the letters of credit under the credit facility were cancelled, and a new letter of credit in the amount of $25.0 million was issued by a party not affiliated with the line of credit, which was secured by a certificate of deposit in the same amount. As of April 30, 2015, the outstanding borrowings under the credit facility were $40.0 million, and our remaining borrowing capacity under the credit facility was $20.0 million.

Borrowings under the credit facility are collateralized by substantially all of our assets. The credit facility also contains various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, material adverse effects, as well as limitations on dispositions, mergers or consolidations and other corporate activities. As of April 30, 2015, we were in compliance with all financial covenants.

In connection with the credit facility, we incurred interest expense of $620,000 and $523,000 during the three months ended April 30, 2015 and 2014, respectively. During the same periods, we capitalized $6,000 and $89,000 of interest costs. Interest expense also includes amortization of issuance costs, unused commitment fees and fees on letters of credit which are recognized over the related term of the borrowing.

Note 10. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. Additionally, any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date will be returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Options and restricted stock units generally vest 25% one year from the vesting commencement date and (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter.  As of April 30, 2015, 16,331,626 shares were reserved for future issuance under the 2015 Plan.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. As of April 30, 2015, 3,696,550 shares were reserved for future issuance under the 2015 ESPP.

Early Exercises of Stock Options

Prior to our IPO, certain employees and directors exercised stock options prior to vesting with the approval of our board of directors. The unvested shares are subject to a repurchase right held by us at the original purchase price. Early exercises of options are not deemed to be substantive exercises for accounting purposes, and accordingly, amounts received for early exercises are initially recorded in other liabilities and are reclassified to common stock and additional paid-in capital as the underlying shares vest. As of April 30, 2015 and January 31, 2015, we had $98,000 and $286,000, respectively, in liabilities and 67,499 and 113,541 unvested shares subject to repurchase related to early exercises of stock options.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
	Shares Subject to	Weighted-	Remaining
	Outstanding	Average Exercise	Contractual Life	Aggregate
	Options	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2015	17,465,571	$5.67	7.80	$229,713
Options granted	342,980	17.54
Option exercised	(350,096)	3.09
Options forfeited/cancelled	(563,225)	6.92
Balance as of April 30, 2015	16,895,230	$5.92	7.60	$190,236
Vested and expected to vest as of April 30, 2015	16,628,973	$5.85	7.58	$188,405
Exercisable as of April 30, 2015	8,924,686	$3.50	6.98	$121,735

The aggregate intrinsic value of options vested and expected to vest and exercisable as of April 30, 2015 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the three months ended April 30, 2015 and 2014 was $5.3 million and $11.0 million, respectively.  The aggregate estimated fair value of stock options granted to employees that vested during the three months ended April 30, 2015 and 2014 was $6.1 million and $4.4 million, respectively.  The weighted-average grant date fair value of options granted to employees during the three months ended April 30, 2015 and 2014 was $7.70 and $8.66 per share, respectively.

As of April 30, 2015, there was $34.7 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.65 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2015	4,939,709	$15.66
Granted	2,673,044	17.54
Vested, net of shares withheld for employee payroll taxes	(348,962)	17.77
Forfeited/cancelled, including shares withheld for employee payroll taxes	(430,831)	17.17
Unvested balance - April 30, 2015	6,832,960	$16.19

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of April 30, 2015, there was $101.1 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 3.47 years.

Restricted Stock

The following table summarizes the restricted stock activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2015	172,661	$9.60
Granted	23,364	17.54
Vested	(21,516)	14.99
Forfeited/cancelled, including shares withheld for employee payroll taxes	(7,790)	17.54
Unvested balance - April 30, 2015	166,719	$9.65

In addition, in connection with our fiscal 2016 acquisitions, we issued 2,500 shares of restricted stock with a weighted-average grant date fair value of $17.54 per share during the three months ended April 30, 2015. This restricted stock was separately authorized by our board of directors, and did not reduce the number of shares available for future issuance under the 2015 Plan. All of these shares were still outstanding as of April 30, 2015.

As of April 30, 2015, there was $4.0 million of unrecognized stock-based compensation expense related to outstanding restricted stock granted to employees that is expected to be recognized over a weighted-average period of 2.19 years.

2015 ESPP and Other

As of April 30, 2015, there was $13.4 million of unrecognized stock-based compensation expense related to our 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

As of April 30, 2015, there was $1.4 million of unrecognized stock-based compensation related to 163,619 shares of contingently issuable common stock for certain bonus awards given in connection with our fiscal 2016 and 2015 acquisitions that is expected to be recognized over a weighted-average period of 2.14 years.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Three Months Ended
	April 30,
	2015	2014
Cost of revenue	$851	$226
Research and development	5,263	2,008
Sales and marketing	4,283	2,065
General and administrative	2,318	1,453
Net loss attributable to common stockholders	$12,715	$5,752

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Determination of Fair Value

We estimated the fair value of employee stock options and ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	April 30,
	2015			2014
Employee Stock Options
Expected term (in years)	6.0	-	6.1	5.7	-	6.1
Risk-free interest rate	1.6%	-	1.7%			2.1%
Volatility	43%	-	44%			49%
Dividend yield			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0			—
Risk-free interest rate	0.2%	-	0.7%			—
Volatility	39%	-	41%			—
Dividend yield			0%			—

The assumptions used in the Black-Scholes option pricing model were determined as follows:

Fair Value of Common Stock. Prior to our IPO in January 2015, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) the prices for our redeemable convertible preferred stock sold to outside investors; (iii) the rights, preferences and privileges of our redeemable convertible preferred stock relative to our common stock; (iv) the lack of marketability of our common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition, given prevailing market conditions.

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

Note 11. Net Loss per Share Attributable to Common Stockholders

We calculate our basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. We consider all series of our redeemable convertible preferred stock to be participating securities. In the event a dividend is declared or paid on our common stock, holders of redeemable convertible preferred stock are entitled to a proportionate share of such dividend in proportion to the holders of common stock on an as-if converted basis. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. Net loss attributable to common stockholders is determined by allocating undistributed earnings between common and redeemable convertible preferred stockholders. The diluted net loss per share attributable to common stockholders is

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, options to purchase common stock, restricted stock units, employee stock purchase plan, warrants to purchase redeemable convertible preferred stock, repurchasable shares from early exercised options and unvested restricted stock, and contingently issuable common stock authorized in connection with certain acquisitions are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible redeemable preferred stock as the holders of our convertible redeemable preferred stock do not have a contractual obligation to share in our losses.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2015		2014
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(6,031)	$(41,252)	$—	$(38,511)
Add: accretion of redeemable convertible preferred stock	—	—	—	(43)
Net loss attributable to common stockholders	$(6,031)	$(41,252)	$—	$(38,554)
Denominator:
Weighted-average number of shares outstanding— basic and diluted	15,226	104,153	—	13,734
Net loss per share attributable to common stockholders—basic and diluted	$(0.40)	$(0.40)	$—	$(2.81)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended April 30,
	2015	2014
Redeemable convertible preferred stock	—	76,238
Options to purchase common stock	17,077	18,247
Restricted stock units	5,663	1,070
Employee stock purchase plan	3,263	—
Warrants to purchase redeemable convertible preferred stock	—	87
Repurchasable shares from early-exercised options and unvested restricted stock	651	674
Contingently issuable common stock	161	—
	26,815	96,316

Note 12. Income Taxes

Utilization of the net operating loss carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not expect our gross unrecognized tax benefits to change significantly in the next 12 months.

Note 13. Segments

Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, we have a single reporting segment and operating unit structure. Since we operate in one operating segment, all required segment information can be found in the consolidated financial statements.

Note 14. Subsequent Events

In May 2015, we acquired certain assets of, and hired certain employees from, Verold Inc., a privately-held technology company which has built a cloud-based 3D model viewer and editor, for an aggregate purchase price of $5.4 million (in our common stock). We are in the process of finalizing the purchase price allocation, including determining the fair value of the acquired intangibles.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” and in other parts of this Quarterly Report on Form 10-Q.

Overview

Box provides a cloud-based, mobile-optimized Enterprise Content Collaboration platform that enables organizations of all sizes to easily and securely manage their content from anywhere. Our platform enables users to collaborate on content both internally and externally, build workflows to power mission-critical processes and deploy compliance and security features that are essential in certain industries. We have built our platform to work across multiple file formats, application environments, operating systems and devices. Our mission is to transform the way people and organizations work so they can achieve their greatest ambitions.

We were founded and publicly launched our platform in 2005 with a simple but powerful idea: to make it incredibly easy for people to securely manage, share and collaborate on their most important content online. In 2006, we introduced a free version of our product in order to rapidly grow our user base, surpassing one million registered users by July 2007. As users began to bring our solution into the workplace, we learned that businesses were eager for a solution to empower user-friendly content sharing and collaboration in a secure, manageable way. Starting in 2007, we began enhancing our platform to serve businesses and large enterprises, which meant expanding our business functionality with features such as our administrative console, identity integration, activity reporting and full-text search. To further satisfy the requirements of IT departments in large organizations, we began to invest heavily in enhancing the security of our platform. Also in 2007, we began to build an enterprise sales team. The continual evolution of our platform features allowed our sales team to sell into increasingly larger organizations. To empower users to work securely from anywhere, we built native applications for all major mobile platforms. The introduction of our iPad application in 2010 further accelerated enterprise adoption of our platform. In 2012, we introduced our Box OneCloud platform and our Box Embed framework to encourage developers and independent software vendors (ISVs) to build powerful applications that connect to Box, furthering the reach of the Box service. In recent years, we have expanded our global presence, opening our first international office in London in 2012, followed by Paris and Tokyo in 2013. In 2014, we launched Box for Industries to accelerate business transformation in every major industry and we continued to expand our international presence further. So far in 2015, we continued to innovate by launching Box for Financial Services and expanding our security offerings by introducing Box Enterprise Key Management (EKM), a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box.

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

We have achieved significant growth in a short period of time. Our user base includes 37 million registered users. We define a registered user as a Box account that has been provisioned to a unique user ID. As of April 30, 2015, over 10%, of our registered users were paying users who register as part of a larger enterprise or business account or by using a personal account. We currently have over 47,000 paying organizations, and our solution is offered in 22 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

For the trailing 12 months ended April 30, 2015, 60% of our orders for subscription services were from new enterprise customers and expansion within existing enterprise customers. We consider enterprise customers to be organizations with at least 1,000 employees, as such organizations are the focus of our Enterprise Accounts sales team.

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

For the three months ended April 30, 2015 and 2014, our revenue was $65.6 million and $45.3 million, respectively, representing year-over-year growth of 45%, and our net losses were $47.3 million and $38.5 million, respectively. For the three months ended April 30, 2015 and 2014, revenue from non-U.S. customers represented 20% of our revenue. We expect our revenue from non-U.S. customers to increase at a higher rate than our revenue from U.S. customers over time. Box is headquartered in Los Altos, California and operates offices in California, New York, Texas, London, Paris and Tokyo.

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

	Three Months Ended
	April 30,
	2015	2014
Billings (in thousands)	$69,765	$44,208
Billings growth rate	58%	56%
Retention rate (period end)	123%	135%

Billings

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

Billings increased 58% in the three months ended April 30, 2015 over the three months ended April 30, 2014, and 56% in the three months ended April 30, 2014 over the three months ended April 30, 2013. The increase in billings was primarily driven by the addition of new customers with larger initial deployments and expansion with respect to the number of users within existing customers.

Retention Rate

We calculate our retention rate as of a period end by starting with the annual contract value (ACV) from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period ACV) and a subscription term of at least 12 months. We then calculate ACV from these same customers as of the current period end (Current Period ACV). Finally, we divide the aggregate Current Period ACV for the trailing 12 month period by the aggregate Prior Period ACV for the trailing 12 month period to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for three months ended April 30, 2015. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 123% and 135% as of April 30, 2015 and April 30, 2014, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was approaching 4% for enterprise customers of the Prior Period ACV for the trailing 12 months ended April 30, 2015, a decrease from the trailing 12 months ended April 30, 2014. Our retention rates consistently exceeded 100% and were primarily attributable to an increase in user expansion, from both enterprise and small and medium business customers. We believe our investments in product, Customer Success, and Box Consulting are driving customer retention in excess of 100%. As we penetrate customer accounts, we expect our rate of growth in expansion to trend down over time but our retention rate to remain above 100% for the foreseeable future.

Reconciliation of Billings to Revenue

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

A reconciliation of billings to revenue, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended
	April 30,
	2015	2014
GAAP revenue	$65,621	$45,330
Deferred revenue, end of period	124,201	88,950
Less: deferred revenue, beginning of period	(120,057)	(90,072)
Billings	$69,765	$44,208

Components of Results of Operations

Revenue

We derive our revenue from three sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing our cloud-based Enterprise Content Collaboration services that include routine customer support; (2) revenue from customers purchasing our premier support package; and (3) revenue from professional services such as implementing best practice use cases, project management and other implementation consulting services.

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

Cost of Revenue

Our cost of revenue consists primarily of costs related to providing our cloud-based services to our paying customers, including employee compensation and related expenses for datacenter operations, customer support and professional services personnel, payments to outside infrastructure service providers, depreciation of servers and equipment, security services and other tools, as well as amortization of acquired technology. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below. We expect our cost of revenue to increase in dollars and may increase as a percentage of revenue as we continue to invest in our datacenter operations, Box Consulting resources and customer support to support the growth of new product, our customer base, as well as our international expansion.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities, information technology costs and employee benefit costs.

Research and Development. Research and development expense consists primarily of employee compensation and related expenses, as well as allocated overhead. Our research and development efforts are focused on scaling our platform, expanding enterprise grade features, functionality and security, and enhancing the ease of use of our cloud-based services. We expect our research and development expense to increase in dollars but decrease as a percentage of revenue over time, as we continue to invest in our future products and services.

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

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended
	April 30,
	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$65,621	$45,330
Cost of revenue(1)(2)	17,153	9,228
Gross profit	48,468	36,102
Operating expenses:
Research and development(2)	23,134	14,898
Sales and marketing(2)	56,495	47,440
General and administrative(1)(2)	15,472	11,546
Total operating expenses	95,101	73,884
Loss from operations	(46,633)	(37,782)
Remeasurement of redeemable convertible preferred stock warrant liability	—	(267)
Interest expenses, net	(514)	(405)
Other income (expense), net	(77)	7
Loss before provision for income taxes	(47,224)	(38,447)
Provision for income taxes	59	64
Net loss	$(47,283)	$(38,511)

(1) Includes intangible assets amortization as follows:
Cost of revenue	$1,107	$653
General and administrative	39	42
Total intangible assets amortization	$1,146	$695

(2) Includes stock-based compensation expense as follows:
Cost of revenue	$851	$226
Research and development	5,263	2,008
Sales and marketing	4,283	2,065
General and administrative	2,318	1,453
Total stock-based compensation	$12,715	$5,752

	Three Months Ended
	April 30,
	2015	2014
Percentage of Revenue:
Revenue	100%	100%
Cost of revenue	26	20
Gross profit	74	80
Operating expenses:
Research and development	35	33
Sales and marketing	86	105
General and administrative	24	25
Total operating expenses	145	163
Loss from operations	(71)	(83)
Remeasurement of redeemable convertible preferred stock warrant liability	—	(1)
Interest expenses, net	(1)	(1)
Other income (expense), net	—	—
Loss before provision for income taxes	(72)	(85)
Provision for income taxes	—	—
Net loss	(72)%	(85)%

Comparison of the Three Months Ended April 30, 2015 and 2014

Revenue

	Three Months Ended
	April 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenue	$65,621	$45,330	$20,291	45%

Revenue was $65.6 million for the three months ended April 30, 2015, compared to $45.3 million for the three months ended April, 2014, representing an increase of $20.3 million, or 45%. The increase in revenue was substantially driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by more than 20% from April 30, 2014 to April 30, 2015. Also in this period, we experienced increased renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 123% as of April 30, 2015.

Cost of Revenue

	Three Months Ended
	April 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$17,153	$9,228	$7,925	86%
Percentage of revenue	26%	20%

Cost of revenue was $17.2 million, or 26% of revenue, for the three months ended April 30, 2015, compared to $9.2 million, or 20% of revenue, for the three months ended April 30, 2014, representing an increase of $7.9 million, or 86%. The increase in absolute dollars was primarily due to an increase of $2.1 million in datacenter service costs and an increase of $2.0 million in depreciation of our server equipment as we increased our capacity to serve a larger number of customers, and an increase of $1.4 million in allocated overhead costs which was primarily driven by the expenses related to our new Redwood City facility. In addition, there was an increase of $2.0 million in employee and related costs and an increase of $0.6 million in stock-based compensation expense resulting from headcount growth in our datacenter operations, customer support and professional services functions. Headcount in these functions grew from 131 employees as of April 30, 2014 to 185 employees as of April 30, 2015. Cost of revenue as a percentage of revenue increased 6 points year-over-year as we continued to make investments in our data center infrastructure to support our expected growth in paying customers and new products.

Research and Development

	Three Months Ended
	April 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Research and development	$23,134	$14,898	$8,236	55%
Percentage of revenue	35%	33%

Research and development expenses were $23.1 million, or 35% of revenue, for the three months ended April 30, 2015, compared to $14.9 million, or 33% of revenue, for the three months ended April 30, 2014, representing an increase of $8.2 million, or 55%. The increase in absolute dollars was primarily due to an increase of $3.3 million in stock-based compensation expense and an increase of $2.6 million in employee and related costs as we increased our headcount from 233 employees as of April 30, 2014 to 280 employees as of April 30, 2015 to support continued investment in our product and service offerings and scalability, and an increase of $1.7 million in allocated overhead costs which was primarily driven by the expenses related to our new Redwood City facility.

Sales and Marketing

	Three Months Ended
	April 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$56,495	$47,440	$9,055	19%
Percentage of revenue	86%	105%

Sales and marketing expenses were $56.5 million, or 86% of revenue, for the three months ended April 30, 2015, compared to $47.4 million, or 105% of revenue, for the three months ended April 30, 2014, representing an increase of $9.1 million, or 19%. The increase in absolute dollars was primarily due to an increase of $2.2 million in stock-based compensation expense and an increase of $1.0 million in employee and related costs, as we increased our headcount from 529 employees as of April 30, 2014 to 578 employees as of April 30, 2015, an increase of $2.1 million in allocated overhead costs which was primarily driven by the expenses related to our new Redwood City facility, an increase of $1.3 million in datacenter and customer support costs to support free users, and increase of $1.4 million in sales commission driven by increased sales, an increase of $0.4 million in travel-related costs, and an increase of $0.4 million in advertising expenses. Sales and marketing expenses as a percentage of revenue decreased 19 points year over year due to improved marketing efficiency, as our sales and marketing expenses are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions, and a decrease in relative cost to support our free users. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will decrease as a percentage of revenue. We continue to invest aggressively to capture our large market opportunity and capitalize on our competitive position, while growing our productivity and efficiency to achieve our long-term margin objectives.

General and Administrative

	Three Months Ended
	April 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
General and administrative	$15,472	$11,546	$3,926	34%
Percentage of revenue	24%	25%

General and administrative expenses were $15.5 million, or 24% of revenue, for the three months ended April 30, 2015, compared to $11.5 million, or 25% of revenue, for the three months ended April 30, 2014, representing an increase of $3.9 million, or 34%. The increase in absolute dollars was primarily due to an increase of $1.7 million in employee and related costs and an increase of $0.9 million in stock-based compensation expense, as we increased our headcount from 123 employees as of April 30, 2014 to 170 employees as of April 30, 2015, an increase of $0.6 million in outside agency and consulting services expenses, and an increase of $0.4 million in subscription software expenses, offset by a decrease of $0.7 million in litigation expenses.

Liquidity and Capital Resources

	Three Months Ended
	April 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(32,182)	$(23,468)
Net cash used in investing activities	(113,280)	(5,961)
Net cash used in financing activities	(4,980)	(158)

As of April 30, 2015, we had cash and cash equivalents of $180.0 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We may continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business.

Since our inception, we have financed our operations primarily through equity, cash generated from sales and, to a lesser extent, debt financing. We believe our existing cash and cash equivalents, together with our marketable securities and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Operating Activities

For the three months ended April 30, 2015, cash used in operating activities was $32.2 million, or $7.2 million after excluding $25.0 million in restricted cash used to secure a letter of credit for the newly leased Redwood City headquarters. The primary factors affecting our operating cash flows during this period were our net loss of $47.3 million and changes in our operating assets and liabilities of $10.4 million, partially offset by non-cash charges of $12.7 million for stock-based compensation, $9.2 million for depreciation and amortization of our property and equipment and intangible assets, and $3.6 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were a $28.5 million increase in prepaid expenses and other assets due primarily to a $25.0 million increase in restricted cash to secure a letter of credit for our Redwood City headquarters lease, and a $2.8 million increase in deferred commissions, partially offset by a $15.6 million decrease in accounts receivable due to highly effective cash collections during the period, a $4.1 million increase in deferred revenue, and a $1.8 million increase in deferred rent.

For the three months ended April 30, 2014, cash used in operating activities was $23.5 million. The primary factors affecting our operating cash flows during this period were our net loss of $38.5 million, partially offset by non-cash charges of $5.9 million for depreciation and amortization of our property and equipment and intangible assets, $5.8 million for stock-based compensation, $2.9 million for amortization of deferred commissions, and $0.3 million for the remeasurement of our redeemable convertible preferred stock warrant liability, and changes in our operating assets and liabilities of $0.1 million. The primary drivers of the changes in operating assets and liabilities were a $10.6 million decrease in accounts receivable and a $1.3 million increase in accounts payable, partially offset by a $6.3 million decrease in accrued expenses and other liabilities, a $2.8 million increase in deferred commissions, a $2.3 million increase in prepaid expenses and other assets, and a $1.1 million decrease in deferred revenue. The decrease in accounts receivable was primarily attributable to timing of our billings and cash collections. The decrease in accrued expenses and other liabilities was primarily attributable to timing of our cash payments.

Investing Activities

Cash used in investing activities of $113.3 million for the three months ended April 30, 2015 was primarily due to $106.3 million of purchases of marketable securities, $9.9 million of capital expenditures and $0.2 million of payments for acquisitions and purchases of intangible assets, net of cash acquired, partially offset by $3.1 million of proceeds from sales of marketable securities.

Cash used in investing activities of $6.0 million for the three months ended April 30, 2014 was due to capital expenditures.

Financing Activities

Cash used in financing activities of $5.0 million for the three months ended April 30, 2015 was primarily due to $4.2 million of employee payroll taxes paid related to net share settlement of restricted stock units, $1.3 million of payments of offering costs related to our initial public offering and $0.2 million of payments of capital lease obligations, partially offset by $0.8 million of proceeds from the exercise of stock options.

Cash used in financing activities of $0.2 million for the three months ended April 30, 2014 was primarily due to $1.7 million of payments of offering costs related to our initial public offering, partially offset by $1.6 million of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of April 30, 2015:

		Payments Due by Period
		Less Than 1		3-5 Years	More Than
	Total	Year	1-3 Years	Loss	5 Years
Debt(1)	$41,986	$1,501	$40,485	$—	$—
Operating leases	266,500	5,810	32,906	42,644	185,140
Capital leases(2)	3,474	1,267	2,207	—	—
Purchase obligations(3)	29,249	20,440	8,809	—	—
Total	$341,209	$29,018	$84,407	$42,644	$185,140

(1)	Includes interest and unused commitment fee on our line of credit.
(2)	Includes obligations related to our datacenter hardware.
(3)	Purchase obligations relate primarily to datacenter operations and marketing activities.

Off-Balance Sheet Arrangements

Through April 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2015 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2015.

Recent Accounting Pronouncement

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for our fiscal year beginning February 1, 2017. We are currently in the process of assessing the adoption methodology, which allows the amendment to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. We are also evaluating the impact of the adoption of this standard on our consolidated financial statements and have not determined whether the effect will be material.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, non-GAAP net loss attributable to common stockholders and non-GAAP net loss per share attributable to common stockholders (collectively, the non-GAAP financial measures) each meet the definition of a non-GAAP financial measure.

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

Non-GAAP operating loss and operating margin

We define non-GAAP operating loss as operating loss excluding expenses related to stock-based compensation (SBC), intangible assets amortization, and as applicable, other special items. Non-GAAP operating margin is defined as non-GAAP operating loss divided by revenue. Although stock-based compensation is an important aspect of the compensation of Box’s employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. For restricted share unit awards, the amount of stock-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts, trade names and customer relationships, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of acquired intangible assets is a static expense, one that is not typically affected by operations during any particular period. We further exclude legal settlement costs because they are considered by management to be special items outside our core operating results.

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

Our reconciliation of the non-GAAP financial measures for the three months ended April 30, 2015 and 2014 are as follows (in thousands, except per share data and percentages):

	Three Months Ended
	April 30,
	2015	2014
	(in thousands)
GAAP operating loss	$(46,633)	$(37,782)
Stock-based compensation	12,715	5,752
Intangible assets amortization	1,146	695
Amortization of capitalized legal settlement costs	186	—
Non-GAAP operating loss	$(32,586)	$(31,335)

GAAP operating margin	(71)%	(83)
Stock-based compensation	19	12
Intangible assets amortization	2	2
Amortization of capitalized legal settlement costs	-	-
Non-GAAP operating margin	(50)%	(69)

GAAP net loss	$(47,283)	$(38,511)
Stock-based compensation	12,715	5,752
Intangible assets amortization	1,146	695
Amortization of capitalized legal settlement costs	186	—
Remeasurement of redeemable convertible preferred stock warrant liability	—	267
Non-GAAP net loss	$(33,236)	$(31,797)
GAAP net loss attributable to common stockholders	$(47,283)	$(38,554)
Stock-based compensation	12,715	5,752
Intangible assets amortization	1,146	695
Amortization of capitalized legal settlement costs	186	—
Remeasurement of redeemable convertible preferred stock warrant liability	—	267
Accretion of redeemable convertible preferred stock	—	43
Non-GAAP net loss attributable to common stockholders	$(33,236)	$(31,797)

GAAP net loss per share attributable to common stockholders	$(0.40)	$(2.81)
Stock-based compensation	0.11	0.42
Intangible assets amortization	0.01	0.05
Amortization of capitalized legal settlement costs	—	—
Remeasurement of redeemable convertible preferred stock warrant liability	—	0.02
Accretion of redeemable convertible preferred stock	—	—
Non-GAAP net loss per share attributable to common stockholders	$(0.28)	$(2.32)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	119,379	13,734

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $284.0 million as of April 30, 2015. Our investments primarily consist of corporate paper, certificates of deposit, U.S. government and U.S. government agency obligations, corporate debt and asset-backed securities. All marketable securities are recorded at their estimated fair value.

The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our marketable securities. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Our exposure to changes in interest rates relates primarily to interest earned and the estimated fair value on our cash, cash equivalents and marketable securities. Interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings; however, a hypothetical 10% increase or decrease in interest rates after April 30, 2015, would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, British Pounds, Euros, Japanese Yen and Canadian dollars. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-USD cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; but, we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the three months ended April 30, 2015 and 2014.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

On September 13, 2013, Open Text filed a motion for preliminary injunction seeking to enjoin us from providing our Box Edit feature to companies with more than 100 users. On April 9, 2014, the U.S. District Court for the Northern District of California denied Open Text’s motion for preliminary injunction, finding that (1) Open Text failed to meet its burden to show irreparable harm, (2) Open Text failed to show a reasonable likelihood of success on the merits of its case, and (3) we have raised a substantial question as to the validity of the patents asserted during the preliminary injunction proceedings.

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

Trial commenced on February 2, 2015. On February 13, 2015, the jury returned a verdict, finding the asserted claims of the File Synchronization patents infringed and were not invalid. The jury awarded damages in favor of Open Text in a lump sum and fully paid-up royalty in the amount of $4.9 million. The Court found no willful infringement of the asserted claims and foreclosed Open Text’s request for a permanent injunction since the jury returned a lump-sum award. On February 19, 2015, Open Text filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit from the Court’s Order granting our motion for judgment of invalidity of the Groupware Patents. On March 9, 2015, Open Text filed a first amended notice of appeal from additional orders by the Court. We intend to continue to defend the appeal vigorously which may include filing post-trial challenges to the verdict and filing appeals in connection with the case. While we continue to believe we have valid defenses to Open Text’s claims, an adverse outcome to the litigation could result in a material adverse effect on our business.

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

Item 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $168.2 million in our fiscal year ended January 31, 2015, $168.6 million in our fiscal year ended January 31, 2014, $112.6 million in our fiscal year ended January 31, 2013, and $47.3 million in the three months ended April 30, 2015. As of April 30, 2015, we had an accumulated deficit of $576.7 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our datacenter infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging between one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

We have recently experienced a period of rapid growth in our operations and employee headcount. In particular, we grew from 369 employees as of January 31, 2012 to 1,213 employees as of April 30, 2015, and have also significantly increased the size of our customer base. You should not consider our recent growth as indicative of our future performance. However, we anticipate that we will expand our operations and employee headcount in the near term, including internationally. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business performance and operating results.

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

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we have recently introduced Box

Enterprise Key Management (EKM), a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, features or services. Failure in this regard may significantly impair our revenue growth. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Actual or perceived security vulnerabilities in our services or any breaches of our security controls and unauthorized access to a customer’s data could harm our business and operating results.

The services we offer involve the storage of large amounts of our customers’ sensitive and proprietary information, across a broad industry spectrum. Cyber attacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based content collaboration services have been targeted in the past. These increasing threats are being driven through a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime and hacking groups and individuals. As we increase our customer base and our brand becomes more widely known and recognized, and as our service is used in more heavily regulated industries such as healthcare, government, and financial services where there may be a greater concentration of sensitive and protected data, we may become more of a target for these malicious third parties.  For example, we recently announced several high profile customers including the U.S. Department of Justice.

If our security measures are breached as a result of third-party action, employee negligence, error or malfeasance, product defects or otherwise, and this results in the disruption of the confidentiality, integrity or availability of our customers’ data, we could incur significant liability to our customers and to individuals or organizations whose information was being stored by our customers, and our business may suffer and our reputation may be damaged. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, change frequently and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures. In addition, our customer contracts often include (i) specific obligations that we maintain the availability of the customer’s data through our service and that we secure customer content against unauthorized access or loss, and (ii) indemnity provisions whereby we indemnify our customers for third-party claims asserted against them that result from our failure to maintain the availability of their content or securing the same from unauthorized access or loss. While our customer contracts contain limitations on our liability in connection with these obligations and indemnities, if an actual or perceived security breach occurs, the market perception of the effectiveness of our security measures could be harmed, we could be subject to indemnity or damage claims in certain customer contracts, and we could lose future sales and customers, any of which could harm our business and operating results. Furthermore, while our errors and omissions insurance policies include liability coverage for these matters, if we experienced a widespread security breach that impacted a significant number of our customers for whom we have these indemnity obligations, we could be subject to indemnity claims that exceed such coverage.

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

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies that could affect our business. For example, the European Commission has issued updated guidance on certain data protection regulation that include operational requirements for companies that receive personal data that are different than those currently in place in the European Union, and that may also include significant penalties for non-compliance. In addition, some countries are considering legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. In addition, some of the industries we serve have industry-specific requirements relating to compliance with certain security and regulatory standards, such as those required by the HIPAA and the HITECH Act. As we expand into new verticals and regions, we will likely need to comply with these and other new requirements to compete effectively. If we cannot comply or if we incur a violation in one or more of these requirements, our growth could be adversely impacted, and we could incur significant liability.

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

Our quarterly operating results, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	our ability to attract new customers;
•	our ability to convert users of our limited free versions to paying customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	our retention rate;
•	the timing of revenue recognition
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network outages or security breaches;
•	general economic, industry and market conditions;
•	increases or decreases in the number of features in our services or pricing changes upon any renewals of customer agreements;
•	changes in our go to market strategies and/or pricing policies and/or those of our competitors;
•	seasonal variations in sales of our services, which has historically been highest in the fourth quarter of our fiscal year;
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

We currently store our customers’ information within two third-party datacenter hosting facilities located in Northern California. As part of our current disaster recovery arrangements, our production environment and metadata about all of our customers’ data is currently replicated in near real time in a facility located in Las Vegas, Nevada. In addition, all of our customers’ data is replicated on a third-party storage platform located in the U.S. Northwest region. These facilities are located in areas prone to earthquakes and are also vulnerable to damage or interruption from floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted. As we continue to add datacenters and add capacity in our existing datacenters, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, as we continue to grow and scale our business to meet the needs of our customers, additional burdens may be placed on our hosting facilities. In particular, a rapid expansion of our business could cause our network or systems to fail.

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

We intend to continue to defend the lawsuit vigorously through the appellate process. See Item 1. “Legal Proceedings” for additional information related to this litigation. Any adverse outcome of the appeal, licenses, settlements or unfavorable jury verdicts could have an adverse affect on both our financial results and financial position. Further, regardless of who prevails, intellectual property cases can be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our solution, which would also materially harm our business. During the course of litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

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

Our success and ability to compete depend in part on our intellectual property. As of April 30, 2015, we had 13 issued patents in the U.S., 12 issued patents in Great Britain, 2 issued patents in Canada, and 91 pending patent applications in the U.S. and 38 pending patent applications internationally. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the U.S., and we may have to expend significant resources to obtain additional patents as we expand our international operations.

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

We both sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We currently manage our exchange rate risk by matching foreign currency assets with payables and by maintaining minimal non-USD cash reserves, but do not have any other hedging programs in place to limit the risk of exchange rate fluctuation. In the future, however, to the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. We cannot be certain such practice will ultimately be available and/or effective at mitigating all foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, our deployed hedging strategies are not effective, or there are no hedging strategies available for certain exposures which are prudent given the risks associated and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be adversely affected in the future.

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

We maintain our Box website to efficiently service our high volume, low dollar customer transactions and certain customer inquiries. Our goal is to continue to evolve this online experience so it effectively serves the increasing and changing needs of our growing customer base. If we are unable to maintain the effectiveness of our online solution to meet the future needs of our online customers, we could see reduced online sales volumes as well as a decrease in our sales efficiency, which could adversely affect our results of operations.

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

Our company culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We believe that our culture has been and will continue to be a key contributor to our success. From January 31, 2012 to April 30, 2015, we increased the size of our workforce by 844 employees, and we expect to continue to hire aggressively as we expand. If we do not continue to develop our company culture or maintain our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth. Moreover, liquidity available to our employee security holders because of our initial public offering could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Our transition from a private company to a public company may result in a change to our company culture, which could harm our business.

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

Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our recent acquisitions of Verold, a cloud-based 3D model viewer and editor to make it easy for businesses to create engaging and immersive content experiences for the web and mobile, Subspace, a company that helps IT departments enable employee productivity with secure collaboration and access to data on any device, and MedXT, a company with technology that allows us to display medical images (DICOM) files in an online and mobile viewer. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of April 30, 2015, including our executive officers, employees and directors and their affiliates, collectively held approximately 98.3% of the voting power of our outstanding capital stock as of such date. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

Prior to our initial public offering, there had been no public market for shares of our Class A common stock. The market price of our Class A common stock since our initial public offering has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

A total of 105,815,458, or 87.9%, of the shares of our capital stock outstanding as of April 30, 2015, are restricted from immediate resale but may be sold in the near future. The large number of shares of our capital stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. As of April 30, 2015, there were 120,361,086 shares of our capital stock outstanding. Our executive officers, directors and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us and/or lock-up agreements with the underwriters of our initial public offering under which they have agreed, subject to specific exceptions, not to sell any shares of our capital stock prior to July 22, 2015. As a result of these agreements and the provisions of our investors’ rights agreement, all shares of our capital stock will be available for sale in the public market beginning on July 22, 2015, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933, as amended, as well as our insider trading policy.

Following the expiration of the lock-up agreements referred to above, stockholders owning an aggregate of up to 92,886,469 shares of our capital stock can require us to register shares of our capital stock owned by them for public sale in the United States. In addition, we filed registration statements to register 67,016,829 shares of our capital stock reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and expiration of the market standoff agreements and lock-up agreements referred to above, the shares of our capital stock issued upon exercise of outstanding options to purchase shares of our Class B common stock and upon the vesting of outstanding RSUs will be available for immediate resale in the United States in the open market.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From February 1, 2015 to April 30, 2015, we issued an aggregate of 12,832 shares of our Class A common stock to security holders of certain target companies (the Target Companies) as a portion of the consideration for the purchase and license of certain assets of the Target Companies.

The issuance of shares of our Class A common stock to security holders of the Target Companies in accordance with the terms and subject to the conditions set forth in the agreements will be made in reliance on the private offering exemption of (a) Section 4(2) of the Securities Act, (b) the private offering safe harbor provisions of Rule 506 of Regulation D, and/or (c) the private offering safe harbor provisions of Rule 903 of Regulation S based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the security holders of the Target Companies, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the securities.

Use of Proceeds

On January 22, 2015, the Registration Statement on Form S-1 (File No. 333-194767) for our initial public offering of our Class A common stock was declared effective by the SEC, pursuant to which we sold 14,375,000 shares of our Class A common stock at a public offering price of $14.00 per share for an aggregate offering price of approximately $201.3 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on January 23, 2015 pursuant to Rule 424(b)(4).

Issuer Purchases of Equity Securities

The table below provides information with respect to repurchases of unvested shares of our common stock made pursuant to our 2011 Equity Incentive Plan (2011 Plan) and our 2006 Stock Incentive Plan (2006 Plan).

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1 – February 28, 2015	24,167	$6.13	—	—
March 1 – March 31, 2015	—	—	—	—
April 1 – April 30, 2015	—	—	—	—
Total	24,167	$6.13	—

(1)

Under our 2011 Plan and our 2006 Plan, some participants may exercise options prior to vesting, subject to a right of a repurchase by us.  All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 12, 2015.

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Box, Inc. Outside Director Policy, as amended to date
10.2

Amendment No. 3 to Credit Agreement among the Registrant, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of March 18, 2015.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Definition Linkbase Document.
101.DEF	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
**

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Box, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.