Form 10-Q
period 2015-07-31
BOX INC
filed 2015-09-11
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

As of August 31, 2015, the number of shares of the registrant’s Class A common stock outstanding was 37,504,205 and the number of shares of the registrant’s Class B common stock outstanding was 83,951,688.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to maintain an adequate rate of revenue and billings growth;
•	our business plan and our ability to effectively manage our growth;
•	costs associated with defending intellectual property infringement and other claims;
•	our ability to attract and retain end-customers;
•	our ability to further penetrate our existing customer base;
•	our ability to displace existing products in established markets;
•	our ability to expand our leadership position in enterprise content management and collaboration solutions;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and bring them to market in a timely manner;
•	our ability to expand internationally;
•	the effects of increased competition in our market and our ability to compete effectively;
•	the effects of seasonal trends on our operating results;
•	our expectations concerning relationships with third parties;
•	the attraction and retention of qualified employees and key personnel;
•	our ability to maintain, protect and enhance our brand and intellectual property; and
•	future acquisitions of or investments in complementary companies, products, services or technologies.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31,	January 31,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,119	$330,436
Marketable securities	102,120	—
Accounts receivable, net of allowance of $3,791 and $3,858	54,047	54,174
Prepaid expenses, restricted cash and other current assets	37,465	12,132
Deferred commissions	9,598	9,487
Total current assets	343,349	406,229
Property and equipment, net	79,629	58,446
Intangible assets, net	6,836	6,343
Goodwill	14,301	11,242
Restricted cash	27,617	3,367
Other long-term assets	8,269	7,039
Total assets	$480,001	$492,666
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,980	$17,486
Accrued compensation and benefits	23,278	20,486
Accrued expenses and other current liabilities	21,918	16,862
Capital lease obligations, current	1,915	625
Deferred revenue	118,289	107,893
Deferred rent	1,087	2,701
Total current liabilities	189,467	166,053
Debt, non-current	40,000	40,000
Capital lease obligations, non-current	3,273	1,238
Deferred revenue, non-current	12,060	12,164
Deferred rent, non-current	32,841	3,890
Other long-term liabilities	1,718	1,192
Total liabilities	279,359	224,537
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of July 31, 2015 (unaudited) and January 31, 2015, respectively	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized, 36,308 shares issued and outstanding as of July 31, 2015 (unaudited); 1,000,000 shares authorized, 14,455 shares issued and outstanding as of January 31, 2015	4	1
Class B common stock, par value $0.0001 per share; 200,000 shares authorized, 85,037 shares issued and outstanding as of July 31, 2015 (unaudited); 200,000 shares authorized, 105,200 shares issued and outstanding as of January 31, 2015 (including common stock subject to repurchase, see Note 10)	8	11
Additional paid-in capital	828,749	798,743
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive loss	(91)	(56)
Accumulated deficit	(626,851)	(529,393)
Total stockholders’ equity	200,642	268,129
Total liabilities and stockholders’ equity	$480,001	$492,666

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Revenue	$73,450	$51,423	$139,071	$96,753
Cost of revenue	20,636	10,833	37,789	20,061
Gross profit	52,814	40,590	101,282	76,692
Operating expenses:
Research and development	26,453	16,345	49,587	31,243
Sales and marketing	58,460	49,657	114,955	97,097
General and administrative	17,675	12,875	33,147	24,421
Total operating expenses	102,588	78,877	197,689	152,761
Loss from operations	(49,774)	(38,287)	(96,407)	(76,069)
Remeasurement of redeemable convertible preferred stock warrant liability	—	461	—	194
Interest expenses, net	(229)	(382)	(743)	(787)
Other expense, net	(31)	(71)	(108)	(64)
Loss before provision (benefit) for income taxes	(50,034)	(38,279)	(97,258)	(76,726)
Provision (benefit) for income taxes	141	(717)	200	(653)
Net loss	(50,175)	(37,562)	(97,458)	(76,073)
Accretion of redeemable convertible preferred stock	—	(1,791)	—	(1,834)
Net loss attributable to common stockholders	$(50,175)	$(39,353)	$(97,458)	$(77,907)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.42)	$(2.71)	$(0.81)	$(5.51)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	120,399	14,533	119,897	14,140

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Net loss	$(50,175)	$(37,562)	$(97,458)	$(76,073)
Other comprehensive loss*:
Changes in foreign currency translation adjustment	(21)	(7)	(28)	(5)
Net change in unrealized gains on available-for-sale investments	(9)	—	(7)	—
Other comprehensive loss	(30)	(7)	(35)	(5)
Comprehensive loss	$(50,205)	$(37,569)	$(97,493)	$(76,078)

*	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,175)	$(37,562)	$(97,458)	$(76,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,865	6,433	19,031	12,329
Stock-based compensation expense	14,728	8,079	27,443	13,831
Amortization of deferred commissions	3,922	2,974	7,528	5,832
Remeasurement of redeemable convertible preferred stock warrant liability	—	(461)	—	(194)
Release of deferred tax valuation allowance	—	(825)	—	(825)
Other	102	156	100	313
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(15,496)	(4,028)	127	6,558
Deferred commissions	(5,354)	(3,160)	(8,167)	(5,949)
Prepaid expenses, restricted cash and other assets	1,343	(2,245)	(27,112)	(4,528)
Accounts payable	8,602	(596)	8,868	718
Accrued expenses and other liabilities	2,560	(246)	1,563	(6,534)
Deferred rent	2,094	1,557	3,942	2,252
Deferred revenue	6,148	3,644	10,292	2,522
Net cash used in operating activities	(21,661)	(26,280)	(53,843)	(49,748)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(6,202)	—	(112,521)	—
Sales of marketable securities	709	—	3,849	—
Maturities of marketable securities	6,653	—	6,653	—
Purchases of property and equipment	(17,943)	(16,293)	(27,844)	(22,254)
Acquisitions and purchases of intangible assets, net of cash acquired	(18)	(102)	(218)	(102)
Net cash used in investing activities	(16,801)	(16,395)	(130,081)	(22,356)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of initial public offering costs	(839)	(1,013)	(2,172)	(2,748)
Proceeds from borrowings, net of borrowing costs	—	12,000	—	12,000
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	149,619	—	149,619
Proceeds from exercise of stock options, net of repurchases of early exercised stock options	1,618	528	2,414	2,105
Employee payroll taxes paid related to net share settlement of restricted stock units	(1,972)	—	(6,187)	—
Payments of capital lease obligations	(192)	—	(420)	—
Net cash (used in) provided by financing activities	(1,385)	161,134	(6,365)	160,976
Effect of exchange rate changes on cash and cash equivalents	(21)	(7)	(28)	(5)
Net increase (decrease) in cash and cash equivalents	(39,868)	118,452	(190,317)	88,867
Cash and cash equivalents, beginning of period	179,987	79,266	330,436	108,851
Cash and cash equivalents, end of period	$140,119	$197,718	$140,119	$197,718
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$293	$142	$652	$348
Cash paid for income taxes, net of tax refunds	242	(17)	700	107
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred shares	$—	$1,791	$—	$1,834
Change in accrued equipment purchases	8,446	(9,926)	5,648	(393)
Purchases of property and equipment under capital lease	2,335	—	4,065	—
Issuance of common stock in connection with acquisitions and purchases of intangible assets	5,444	4,305	6,108	4,305
Change in unpaid deferred offering costs	(839)	(848)	(2,172)	(1,259)

See notes to condensed consolidated financial statements.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

We were incorporated in the state of Washington in April 2005, and were reincorporated in the state of Delaware in March 2008. We changed our name from Box.Net, Inc. to Box, Inc. in November 2011. We provide a cloud-based mobile optimized enterprise content management and collaboration platform that enables organizations of all sizes to easily and securely manage their content from anywhere, and collaborate internally and externally.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2015 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2015 and 2014, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2015 was derived from the audited consolidated financial statements that are included in our Form 10-K for the fiscal year ended January 31, 2015, which was filed with the Securities and Exchange Commission (the SEC) on March 30, 2015. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our fiscal 2015 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of July 31, 2015, and our results of operations, including our comprehensive loss, and our cash flows for the three and six months ended July 31, 2015 and 2014. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2016.

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

Revenue Recognition

We derive our revenue from three sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing our cloud-based enterprise content management and collaboration services, which include routine customer support, and Box Enterprise Key Management (EKM); (2) revenue from customers purchasing our premier support package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We sell to a broad range of customers. Our revenue is derived substantially from the U.S. across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the U.S. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for accounts receivable based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are reasonably assured based on the size, industry diversification, financial condition and past transaction history of our customers. As of July 31, 2015 and January 31, 2015, no single customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue during the three and six months ended July 31, 2015 and 2014.

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

Geographic Locations

Revenue attributed to the United States was 80% and 78% for the three months ended July 31, 2015 and 2014, respectively, and 80% and 79% for the six months ended July 31, 2015 and 2014, respectively. No other country outside of the United States comprised 10% or greater of our revenue for all periods presented.

Substantially all of our net assets are located in the United States. As of July 31, 2015 and January 31, 2015, property and equipment located in the United States was 99% and 98%, respectively.

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

Marketable Securities

Our marketable securities consisted of corporate paper, U.S. government agency obligations, corporate debt securities, asset-backed securities and U.S. government obligations. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our marketable securities, including securities with maturities beyond twelve months as current assets in the accompanying consolidated balance sheets. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). We evaluate our marketable securities to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

Recent Accounting Pronouncement

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for us beginning February 1, 2018, at which time we may adopt the new standard under either the full retrospective method or the modified retrospective method. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and have not determined whether the effect will be material.

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

The following tables set forth the fair value of our financial assets measured at fair value on a recurring basis as of July 31, 2015 and January 31, 2015, using the above input categories (in thousands):

	July 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities:
Corporate paper	—	37,746	—	37,746
U.S. government agency obligations	—	20,301	—	20,301
Corporate debt securities	—	21,081	—	21,081
Asset-backed securities	—	11,732	—	11,732
U.S. government obligations	—	11,260	—	11,260
Prepaid expenses, restricted cash and other current assets:
Certificates of deposit	—	750	—	750
Restricted cash:
Certificates of deposit	—	26,414	—	26,414
Money market funds	1,203	—	—	1,203
Total assets measured at fair value	$1,203	$129,284	$—	$130,487

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	January 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets
Restricted cash:
Certificates of deposit	$—	$3,367	$—	$3,367
Total assets measured at fair value	$—	$3,367	$—	$3,367

Note 4. Marketable Securities

We held no marketable securities as of January 31, 2015. The following is a summary of our marketable securities as of July 31, 2015 (in thousands).

	July 31, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Corporate paper	$37,739	$7	$—	$37,746
U.S. government agency obligations	20,301	2	(2)	20,301
Corporate debt securities	21,095	1	(15)	21,081
Asset-backed securities	11,735	—	(3)	11,732
U.S. government obligations	11,260	—	—	11,260
	$102,130	$10	$(20)	$102,120

None of our marketable securities had been in an unrealized loss position for greater than 12 months as of July 31, 2015. Based on our evaluation of available evidence we concluded that the gross unrealized losses on our marketable securities as of July 31, 2015, are temporary in nature.

The amortized cost and estimated fair value of our marketable securities as of July 31, 2015 are shown below by contractual maturity (in thousands).

	July 31, 2015
	Amortized	Estimated
	Cost	Fair Value
Less than one year	$91,908	$91,900
Due in one to five years	10,222	10,220
	$102,130	$102,120

Net realized gains and losses from sales of our available-for-sale securities for the three and six months ended July 31, 2015 were not significant.

Note 5. Balance Sheet Components

Prepaid Expenses, Restricted Cash and Other Current Assets

Prepaid expenses, restricted cash and other current assets consisted of the following (in thousands):

	July 31,	January 31,
	2015	2015
Tenant incentives receivable under our new headquarters lease in Redwood City (see Note 8)	$23,395	$—
Restricted cash and other	14,070	12,132
Total prepaid expenses, restricted cash and other current assets	$37,465	$12,132

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	July 31,	January 31,
	2015	2015
Servers	$94,405	$81,068
Leasehold improvements	13,947	13,400
Computer hardware and software	10,011	8,724
Furniture and fixtures	5,448	5,046
Construction in progress	26,799	4,815
Total property and equipment	150,610	113,053
Less: accumulated depreciation	(70,981)	(54,607)
Total property and equipment, net	$79,629	$58,446

As of July 31, 2015, the gross carrying amount of property and equipment includes $4.8 million of servers and $1.2 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $750,000. As of January 31, 2015, the gross carrying amount of property and equipment includes $1.9 million of servers and $69,000 of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $140,000.

Depreciation expense related to property and equipment was $8.4 million and $5.6 million for the three months ended July 31, 2015 and 2014, respectively, and $16.4 million and $10.8 million for the six months ended July 31, 2015 and 2014, respectively. Included in these amounts was depreciation expense for servers acquired under capital leases in the amount of $396,000 and $610,000 for the three and six months ended July 31, 2015, respectively. We held no property and equipment under capital lease during the three and six months ended July 31, 2014. Construction in progress primarily consists of leasehold improvements related to our new Redwood City headquarters and other facilities, as well as servers, networking equipment and storage infrastructure being provisioned in our third party datacenter hosting facilities. In addition, the amounts of interest capitalized to property and equipment were $92,000 and $138,000 for the three months ended July 31, 2015 and 2014, respectively, and $98,000 and $227,000 for the six months ended July 31, 2015 and 2014, respectively.

Note 6. Acquisitions

Verold, Inc.

On May 4, 2015, for a total purchase price of $5.4 million (in our common stock), we acquired certain assets of, and hired certain employees from, Verold Inc., a privately-held technology company which has built a cloud-based 3D model viewer and editor. The acquisition has been accounted for as a business combination. Of the $5.4 million, $2.8 million was attributed to developed technology and $2.6 million to goodwill. Developed technology is being amortized on a straight-line basis over an estimated useful life of two years. Goodwill is primarily attributable to the enhancement of the Box user experience and the value of acquired personnel. Goodwill is deductible for U.S. income tax purposes. Transaction costs related to this acquisition were immaterial.

Results of operations for this acquisition have been included in our consolidated statements of operations since the acquisition date and were not material. Pro forma results of operations for this acquisition have not been presented because they were also not material to the consolidated results of operations.

Other Acquisitions

During the six months ended July 31, 2015, we purchased and licensed certain assets of two other companies for an aggregate purchase price of $764,000. We accounted for these transactions as business combinations. In allocating the purchase consideration based on estimated fair values, we recorded $349,000 of developed technology and $415,000 of goodwill. Goodwill for these acquisitions is deductible for U.S. income tax purposes. Developed technology is being amortized on a straight-line basis over an estimated useful life of two years. These acquisitions are expected to enhance our Box service by leveraging the acquired companies’ technologies, along with gaining access to their key talent. Aggregate transaction costs related to these acquisitions were immaterial.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Results of operations for these acquisitions have been included in our consolidated statements of operations since the acquisition dates and were not material. Pro forma results of operations for these acquisitions have not been presented because they were also not material to the consolidated results of operations.

Note 7. Goodwill and Intangible Assets

Goodwill activity is reflected in the following table (in thousands):

Balance as of January 31, 2015	$11,242
Goodwill acquired—Verold	2,644
Goodwill acquired—Other	415
Balance as of July 31, 2015	$14,301

Intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (1)		Gross Value	Accumulated Amortization	Net Carrying Value
July 31, 2015
Developed technology	2.5	years	$14,274	$(7,848)	$6,426
Trade name and other	6.9	years	1,201	(791)	410
Intangibles, net			$15,475	$(8,639)	$6,836

January 31, 2015
Developed technology	2.7	years	$11,124	$(5,268)	$5,856
Trade name and other	6.9	years	1,201	(714)	487
Intangibles, net			$12,325	$(5,982)	$6,343

(1)	From the date of acquisition

Intangible amortization expense was $1.5 million and $801,000 for the three months ended July 31, 2015 and 2014, respectively, and $2.7 million and $1.5 million for the six months ended July 31, 2015 and 2014, respectively. Amortization of acquired technology is included in cost of revenue and amortization for trade names is included in general and administrative expenses in the consolidated statements of operations. As of July 31, 2015, expected amortization expense for intangible assets was as follows (in thousands):

Years ending January 31:
Remainder of 2016	$2,941
2017	3,352
2018	519
2019	23
2020	1
$6,836

Note 8. Commitments and Contingencies

Letters of Credit

As of July 31, 2015 and January 31, 2015, we had letters of credit in the amount of $27.0 million in connection with our facility leases. These letters of credit mature at various dates through December 1, 2018. As of July 31, 2015 and January 31, 2015, certain letters of credit are collateralized by certificates of deposit held by us in the amount of $27.0 million and $2.0 million, respectively. Refer to Note 9 for additional details.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of July 31, 2015, future minimum lease payments under non-cancellable capital and operating leases are as follows (in thousands):

Years ending January 31:	Capital Leases	Operating Leases, net of Sublease Income
Remainder of 2016	$1,030	$3,683
2017	2,060	14,069
2018	1,984	19,985
2019	356	21,361
2020	—	23,795
Thereafter		193,571
Total minimum lease payments	$5,430	$276,464
Less: amount representing interest	(242)
Present value of minimum lease payments	$5,188

In March and April 2015, we signed subleases for three floors of our new headquarters. The 18 and 36-month subleases expire in fiscal 2018 and 2019, respectively, and non-cancellable sublease proceeds of $12.4 million are included in the table above. In addition, because our subtenants will occupy the subleased portions of our new headquarters prior to the related lease commencement date, we will incur contingent rent payments of $5.4 million, which are also included in the table above.

We recognize rent expense under our operating leases on a straight-line basis. Rent expense totaled $5.6 million and $1.6 million, net of sublease income of $48,000 and $415,000 for the three months ended July 31, 2015 and 2014, respectively, and rent expense totaled $9.3 million and $3.0 million, net of sublease income of $294,000 and $852,000 for the six months ended July 31, 2015 and 2014, respectively.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. As of July 31, 2015 and January 31, 2015, we had such asset retirement obligations in the amount of $142,000 and $135,000, respectively, which are included in other noncurrent liabilities in the consolidated balance sheets.

Purchase Obligations

As of July 31, 2015, future payments under non-cancellable contractual purchases, which relate primarily to datacenter operations and marketing activities, are as follows (in thousands):

Years ending January 31:
Remainder of 2016	$9,828
2017	13,615
2018	4,287
$27,730

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Trial commenced on February 2, 2015. On February 13, 2015, the jury returned a verdict, finding the asserted claims of the File Synchronization patents infringed and were not invalid. The jury awarded damages in favor of Open Text in a lump sum and fully paid-up royalty in the amount of $4.9 million. The Court found no willful infringement of the asserted claims and foreclosed Open Text’s request for a permanent injunction since the jury returned a lump-sum award. On February 19, 2015, Open Text filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the Court’s Order granting our motion for judgment of invalidity of the Groupware Patents. On March 9, 2015, Open Text filed a first amended notice of appeal from additional orders by the Court. On August 19, 2015, following a July 1, 2015 hearing in which portions of the jury’s verdict were challenged, the Court entered judgment in favor of Open Text with respect to infringement of the asserted claims of the File Synchronization patents in the amount of approximately $4.9 million plus pre-judgment interest, and with respect to validity of the asserted claims of the File Synchronization patents.  The Court also entered judgment in our favor with respect to invalidity of the asserted claims of the Groupware Patents, and no willful infringement with respect to the asserted claims of the File Synchronization patents.

While we intend to continue to defend the lawsuit vigorously and continue to believe we have valid defense to Open Text’s claims, we considered the issuance of the verdict a recognized subsequent event that provided additional evidence about conditions that existed as of January 31, 2015. Accordingly, we accrued a liability in the amount of $4.9 million related to the legal verdict as of January 31, 2015, and recorded an expense in the amount of $3.9 million for the year ended January 31, 2015, in relation to the portion of the legal verdict amount attributable to prior periods. The portion of the legal verdict amount attributable to future periods is recorded as an asset as of January 31, 2015. This asset is being amortized over an estimated useful life of 14 months, and the amortization expense was $223,000 and $409,000 for the three and six months ended July 31, 2015, respectively. In addition, as a result of the July 1, 2015 hearing, we deemed the claim for interest on the legal verdict amount to be probable and estimable for the first time. As such, we accrued an additional liability of $569,000 as of July 31, 2015, in relation to the interest on the legal verdict amount.

In addition to the litigation discussed above, from time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of litigation and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2015 for which a reserve was not already established.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In March 2015, we amended the credit facility to reduce our borrowing capacity to $60.0 million as of April 2015, and to increase certain limitations on the amount of capital asset and real estate related obligations we may incur. In connection with this amendment, the letters of credit under the credit facility were cancelled, and a new letter of credit in the amount of $25.0 million was issued by a party not affiliated with the credit facility, which was secured by a certificate of deposit in the same amount. As of July 31, 2015, the outstanding borrowings under the credit facility were $40.0 million, and our remaining borrowing capacity under the credit facility was $20.0 million.

Borrowings under the credit facility are collateralized by substantially all of our assets. The credit facility also contains various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, material adverse effects, as well as limitations on dispositions, mergers or consolidations and other corporate activities. As of July 31, 2015, we were in compliance with all financial covenants.

In connection with the credit facility, we incurred interest expense of $436,000 and $548,000 during the three months ended July 31, 2015 and 2014, respectively, and $1.1 million and $1.1 million during the six months ended July 31, 2015 and 2014, respectively. During the same periods, we capitalized $92,000 and $138,000 of interest costs during the three months ended July 31, 2015 and 2014, respectively, and $98,000 and $227,000 during the six months ended July 31, 2015 and 2014, respectively. Interest expense also includes amortization of issuance costs, unused commitment fees and fees on letters of credit which are recognized over the related term of the borrowing.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. Additionally, any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date will be returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Options and restricted stock units generally vest 25% one year from the vesting commencement date and (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter.  As of July 31, 2015, 15,006,222 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. As of July 31, 2015, 3,696,550 shares were reserved for future issuance under the 2015 ESPP.

Early Exercises of Stock Options

Prior to our IPO, certain employees and directors exercised stock options prior to vesting with the approval of our board of directors. The unvested shares are subject to a repurchase right held by us at the original purchase price. Early exercises of options are not deemed to be substantive exercises for accounting purposes, and accordingly, amounts received for early exercises are initially recorded in other liabilities and are reclassified to common stock and additional paid-in capital as the underlying shares vest. As of July 31, 2015 and January 31, 2015, we had $58,000 and $286,000, respectively, in liabilities and 45,624 and 113,541 unvested shares subject to repurchase related to early exercises of stock options.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
	Shares Subject to	Weighted-	Remaining
	Outstanding	Average Exercise	Contractual Life	Aggregate
	Options	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2015	17,465,571	$5.67	7.80	$229,713
Options granted	1,264,650	17.40
Option exercised	(788,879)	3.25
Options forfeited/cancelled	(958,637)	7.70
Balance as of July 31, 2015	16,982,705	$6.54	7.47	$169,672
Vested and expected to vest as of July 31, 2015	16,719,130	$6.46	7.45	$168,291
Exercisable as of July 31, 2015	9,420,387	$3.72	6.78	$119,480

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate intrinsic value of options vested and expected to vest and exercisable as of July 31, 2015 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the six months ended July 31, 2015 and 2014 was $11.3 million and $14.3 million, respectively.  The aggregate estimated fair value of stock options granted to employees that vested during the six months ended July 31, 2015 and 2014 was $9.8 million and $6.6 million, respectively.  The weighted-average grant date fair value of options granted to employees during the six months ended July 31, 2015 and 2014 was $7.56 and $8.29 per share, respectively.

As of July 31, 2015, there was $36.8 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.63 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2015	4,939,709	$15.66
Granted	3,903,361	17.52
Vested, net of shares withheld for employee payroll taxes	(518,330)	17.09
Forfeited/cancelled, including shares withheld for employee payroll taxes	(867,502)	16.48
Unvested balance - July 31, 2015	7,457,238	$16.44

As of July 31, 2015, there was $112.4 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 3.33 years.

Restricted Stock

The following table summarizes the restricted stock activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2015	172,661	$9.60
Granted	28,864	17.54
Vested	(88,916)	11.86
Forfeited/cancelled, including shares withheld for employee payroll taxes	(7,790)	17.54
Unvested balance - July 31, 2015	104,819	$9.30

.

As of July 31, 2015, there was $499,000 of unrecognized stock-based compensation expense related to outstanding restricted stock granted to employees that is expected to be recognized over a weighted-average period of 1.37 years.

2015 ESPP and Other

As of July 31, 2015, there was $10.8 million of unrecognized stock-based compensation expense related to our 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

In addition, in connection with our fiscal 2015 acquisitions, we issued 344,667 shares of restricted .This restricted stock was separately authorized by our board of directors, and did not reduce the number of shares available for future issuance under our Equity Incentive Plans. 342,187 shares of restricted stock issued outside of the Equity Incentive Plans were outstanding as of July 31, 2015.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of July 31, 2015, there was $2.9 million of unrecognized stock-based compensation expense related to outstanding restricted stock granted outside of the Equity Incentive Plans that is expected to be recognized over a weighted-average period of 2.07 years.

As of July 31, 2015, there was $1.0 million of unrecognized stock-based compensation related to 92,107 shares of contingently issuable common stock for certain bonus awards given in connection with our fiscal 2016 and 2015 acquisitions that is expected to be recognized over a weighted-average period of 1.88 years.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Cost of revenue	$1,041	$404	$1,892	$630
Research and development	6,303	3,005	11,566	5,013
Sales and marketing	4,742	3,119	9,025	5,184
General and administrative	2,642	1,551	4,960	3,004
Total stock-based compensation	$14,728	$8,079	$27,443	$13,831

Determination of Fair Value

We estimated the fair value of employee stock options and ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended						Six Months Ended
	July 31,						July 31,
	2015			2014			2015			2014
Employee Stock Options
Expected term (in years)	5.5	-	6.1	5.9	-	6.0	5.5	-	6.1	5.7	-	6.1
Risk-free interest rate	1.8%	-	1.9%			2.0%	1.6%	-	1.9%	2.0%	-	2.1%
Volatility	42%	-	43%			48%	42%	-	44%	48%	-	49%
Dividend yield			0%			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0			—	0.5	-	2.0			—
Risk-free interest rate	0.2%	-	0.7%			—	0.2%	-	0.7%			—
Volatility	39%	-	41%			—	39%	-	41%			—
Dividend yield			0%			—			0%			—

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

Subsequent to the completion of our IPO, we use the market closing price for our Class A common stock as reported on the New York Stock Exchange to determine the fair value of our common stock at each grant date.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 11. Net Loss per Share Attributable to Common Stockholders

We calculate our basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. We consider all series of our redeemable convertible preferred stock issued and outstanding prior to our IPO to be participating securities. In the event a dividend is declared or paid on our common stock, holders of redeemable convertible preferred stock are entitled to a proportionate share of such dividend in proportion to the holders of common stock on an as-if converted basis. Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. Net loss attributable to common stockholders is determined by allocating undistributed earnings between common and redeemable convertible preferred stockholders. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, options to purchase common stock, restricted stock units, employee stock purchase plan, warrants to purchase redeemable convertible preferred stock, repurchasable shares from early exercised options and unvested restricted stock, and contingently issuable common stock authorized in connection with certain acquisitions are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of our redeemable convertible preferred stock do not have a contractual obligation to share in our losses.

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis. We did not present dilutive net loss per share on an if-converted basis because the impact was not dilutive.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,
	2015		2014
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(9,391)	$(40,784)	$—	$(37,562)
Add: accretion of redeemable convertible preferred stock	—	—	—	(1,791)
Net loss attributable to common stockholders	$(9,391)	$(40,784)	$—	$(39,353)
Denominator:
Weighted-average number of shares outstanding— basic and diluted	22,535	97,864	—	14,533
Net loss per share attributable to common stockholders—basic and diluted	$(0.42)	$(0.42)	$—	$(2.71)

	Six Month Months Ended July 31,
	2015		2014
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(15,396)	$(82,062)	$—	$(76,073)
Add: accretion of redeemable convertible preferred stock	—	—	—	(1,834)
Net loss attributable to common stockholders	$(15,396)	$(82,062)	$—	$(77,907)
Denominator:
Weighted-average number of shares outstanding— basic and diluted	18,941	100,956	—	14,140
Net loss per share attributable to common stockholders—basic and diluted	$(0.81)	$(0.81)	$—	$(5.51)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Redeemable convertible preferred stock	—	77,896	—	77,081
Options to purchase common stock	17,079	18,358	17,080	18,304
Restricted stock units	7,189	2,910	6,434	2,005
Employee stock purchase plan	3,108	—	3,079	—
Warrants to purchase redeemable convertible preferred stock	—	87	—	87
Repurchasable shares from early-exercised options and unvested restricted stock	607	561	628	616
Contingently issuable common stock	142	49	151	25
	28,125	99,861	27,372	98,118

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

Overview

Box provides a cloud-based, mobile-optimized enterprise content management and collaboration platform that enables organizations of all sizes to easily and securely manage their content from anywhere. Our platform enables users to collaborate on content both internally and externally, build workflows to power mission-critical processes and deploy compliance and security features that are essential in certain industries. We have built our platform to work across multiple file formats, application environments, operating systems and devices. Our mission is to transform the way people and organizations work so they can achieve their greatest ambitions.

We were founded and publicly launched our platform in 2005 with a simple but powerful idea: to make it incredibly easy for people to securely manage, share and collaborate on their most important content online. In 2006, we introduced a free version of our product in order to rapidly grow our user base, and we surpassed one million registered users by July 2007. As users began to bring our solution into the workplace, we learned that businesses were eager for a solution to empower user-friendly content sharing and collaboration in a secure, manageable way. Starting in 2007, we began enhancing our platform to serve businesses and large enterprises, which meant expanding our business functionality with features such as our administrative console, identity integration, activity reporting and full-text search. To further satisfy the requirements of IT departments in large organizations, we began to invest heavily in enhancing the security of our platform. Also in 2007, we began to build an enterprise sales team. The continual evolution of our platform features allowed our sales team to sell into increasingly larger organizations. To empower users to work securely from anywhere, we built native applications for all major mobile platforms. The introduction of our iPad application in 2010 further accelerated enterprise adoption of our platform. In 2012, we introduced our Box OneCloud platform and our Box Embed framework to encourage developers and independent software vendors (ISVs) to build powerful applications that connect to Box, furthering the reach of the Box service. In recent years, we have expanded our global presence, opening our first international office in London in 2012, followed by Paris and Tokyo in 2013. In 2014, we launched Box for Industries to accelerate business transformation in every major industry and we continued to expand our international presence further. So far in 2015, we continued to innovate by expanding our offerings to include Box Enterprise Key Management (EKM), a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box, and Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information.

We offer our solution to our customers as a subscription-based service, with subscription fees based on the requirements of our customers, including the number of users and functionality deployed. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging from one month to three years or more. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. We recognize revenue ratably over the term of the subscription period.

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

We have achieved significant growth in a short period of time. Our user base includes 39 million registered users. We define a registered user as a Box account that has been provisioned to a unique user ID. As of July 31, 2015, over 10% of our registered users were paying users who register as part of a larger enterprise or business account or by using a personal account. We currently have over 50,000 paying organizations, and our solution is offered in 22 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

For the trailing 12 months ended July 31, 2015, 62% of our orders for subscription services were from new enterprise customers and expansion within existing enterprise customers. We consider enterprise customers to be organizations with at least 1,000 employees, as such organizations are the focus of our Enterprise Accounts sales team.

We intend to continue scaling our organization to meet the increasingly complex needs of our customers. Our sales and customer success teams are organized to efficiently serve organizations ranging from small businesses to the world’s largest global organizations. We have invested and expect to continue to invest heavily in our sales and marketing teams to sell our services around the world, as well as in our development efforts to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in both our datacenter infrastructure to meet the needs of our growing user base and our professional services (Box Consulting) organization to address the strategic needs of our customers in more complex deployments and to drive broader adoption across a wide array of use cases. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future.

For the six months ended July 31, 2015 and 2014, our revenue was $139.1 million and $96.8 million, respectively, representing year-over-year growth of 44%, and our net losses were $97.5 million and $76.1 million, respectively. For the six months ended July 31, 2015 and 2014, revenue from non-U.S. customers represented 20% and 21%, respectively, of our revenue. We expect our revenue from non-U.S. customers to increase at a higher rate than our revenue from U.S. customers over time. Box is headquartered in Los Altos, California and operates offices in California, New York, Texas, London, Paris and Tokyo.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Billings (in thousands)	$79,598	$55,067	$149,363	$99,275
Billings growth rate	45%	32%	50%	42%
Retention rate (period end)	121%	133%	121%	133%

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

We consider billings a significant performance measure and a leading indicator of future revenue when also taking into consideration any material shifts in the percentage of our customers who are billed annually. Billings also help investors better understand our sales activity for a particular period, which is not necessarily reflected in our revenue because we recognize subscription revenue ratably over the subscription term. We monitor billings to manage our business, make planning decisions, evaluate our performance and allocate resources. We believe that billings offers valuable supplemental information regarding the performance of our business and will help investors better understand the sales volumes and performance of our business.

Billings increased 50% in the six months ended July 31, 2015 over the six months ended July 31, 2014, and 42% in the six months ended July 31, 2014 over the six months ended July 31, 2013. The increase in billings was primarily driven by the addition of new customers with larger initial deployments and expansion with respect to the number of users within existing customers.

Retention Rate

We calculate our retention rate as of a period end by starting with the annual contract value (ACV) from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period ACV) and a subscription term of at least 12 months. We then calculate ACV from these same customers as of the current period end (Current Period ACV). Finally, we divide the aggregate Current Period ACV for the trailing 12 month period by the aggregate Prior Period ACV for the trailing 12 month period to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for three and six months ended July 31, 2015. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 121% and 133% as of July 31, 2015 and 2014, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was approximately 4% for enterprise customers of the Prior Period ACV for the trailing 12 months ended July 31, 2015, a decrease from the trailing 12 months ended July 31, 2014. Our retention rates consistently exceeded 100% and were primarily attributable to an increase in user expansion from both enterprise and small and medium business customers. We believe our investments in product, Customer Success, and Box Consulting are driving customer retention in excess of 100%. We expect our rate of growth in expansion to trend down over time but our retention rate to remain above 100% for the foreseeable future.

Reconciliation of Billings to Revenue

To provide investors with additional information regarding our financial results, we have disclosed in the table above and within this report billings, a non-GAAP financial measure. We have provided a reconciliation below of billings to revenue, the most directly comparable GAAP financial measure. We consider billings a significant performance measure and a leading indicator of future revenue when also taking into consideration any material shifts in in the percentage of our customers who are billed annually. Billings also help investors better understand our sales activity for a particular period, which is not necessarily reflected in our revenue as a result of the fact that we recognize subscription revenue ratably over the subscription term. We monitor billings to manage our business, make planning decisions, evaluate our performance and allocate resources.

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

A reconciliation of billings to revenue, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
GAAP revenue	$73,450	$51,423	$139,071	$96,753
Deferred revenue, end of period	130,349	92,594	130,349	92,594
Less: deferred revenue, beginning of period	(124,201)	(88,950)	(120,057)	(90,072)
Billings	$79,598	$55,067	$149,363	$99,275

Components of Results of Operations

Revenue

We derive our revenue from three sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing our cloud-based enterprise content management and collaboration services that include routine customer support; (2) revenue from customers purchasing our premier support package; and (3) revenue from professional services such as implementing best practice use cases, project management and other implementation consulting services.

To date, practically all of our revenue has been derived from subscription and premier support services. Subscription and premier support revenue is driven primarily by the number of customers, the number of seats sold to each customer and the price of our services.

Subscription and premier support revenue is recognized ratably over the contract term beginning on the later of the date the service is provisioned to the customer and the date all other revenue recognition criteria have been met. Our subscription and support contracts are typically non-cancellable and do not contain refund-type provisions. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging from one month to three years or more. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. Amounts that have been invoiced are initially recorded as deferred revenue and are recognized ratably over the invoice period. Amounts that have not been invoiced are not reflected in deferred revenue. Revenue is recognized ratably over the subscription term.

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

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business offset when applicable by the tax benefit recognized from the release of our valuation allowance in connection with certain acquisitions.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$73,450	$51,423	$139,071	$96,753
Cost of revenue(1)(2)	20,636	10,833	37,789	20,061
Gross profit	52,814	40,590	101,282	76,692
Operating expenses:
Research and development(2)	26,453	16,345	49,587	31,243
Sales and marketing(2)	58,460	49,657	114,955	97,097
General and administrative(1)(2)	17,675	12,875	33,147	24,421
Total operating expenses	102,588	78,877	197,689	152,761
Loss from operations	(49,774)	(38,287)	(96,407)	(76,069)
Remeasurement of redeemable convertible preferred stock warrant liability	—	461	—	194
Interest expenses, net	(229)	(382)	(743)	(787)
Other expense, net	(31)	(71)	(108)	(64)
Loss before provision (benefit) for income taxes	(50,034)	(38,279)	(97,258)	(76,726)
Provision (benefit) for income taxes	141	(717)	200	(653)
Net loss	$(50,175)	$(37,562)	$(97,458)	$(76,073)

(1) Includes intangible assets amortization as follows:
Cost of revenue	$1,472	$758	$2,579	$1,411
General and administrative	39	43	78	85
Total intangible assets amortization	$1,511	$801	$2,657	$1,496

(2) Includes stock-based compensation expense as follows:
Cost of revenue	$1,041	$404	$1,892	$630
Research and development	6,303	3,005	11,566	5,013
Sales and marketing	4,742	3,119	9,025	5,184
General and administrative	2,642	1,551	4,960	3,004
Total stock-based compensation	$14,728	$8,079	$27,443	$13,831

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Cost of revenue	28	21	27	21
Gross profit	72	79	73	79
Operating expenses:
Research and development	36	32	36	32
Sales and marketing	80	96	82	101
General and administrative	24	25	24	25
Total operating expenses	140	153	142	158
Loss from operations	(68)	(74)	(69)	(79)
Remeasurement of redeemable convertible preferred stock warrant liability	—	1	—	—
Interest expenses, net	—	(1)	(1)	(1)
Other expense, net	—	—	—	—
Loss before provision (benefit) for income taxes	(68)	(74)	(70)	(80)
Provision (benefit) for income taxes	—	(1)	—	(1)
Net loss	(68)%	(73)%	(70)%	(79)%

Comparison of the Three Months Ended July 31, 2015 and 2014

Revenue

	Three Months Ended
	July 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenue	$73,450	$51,423	$22,027	43%

Revenue was $73.5 million for the three months ended July 31, 2015, compared to $51.4 million for the three months ended July 31, 2014, representing an increase of $22.0 million, or 43%. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by more than 20% from July 31, 2014 to July 31, 2015. Also in this period, we experienced increased renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 121% as of July 31, 2015.

Cost of Revenue

	Three Months Ended
	July 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$20,636	$10,833	$9,803	90%
Percentage of revenue	28%	21%

Cost of revenue was $20.6 million, or 28% of revenue, for the three months ended July 31, 2015, compared to $10.8 million, or 21% of revenue, for the three months ended July 31, 2014, representing an increase of $9.8 million, or 90%. The increase in absolute dollars was primarily due to an increase of $2.5 million in datacenter service costs and an increase of $1.8 million in depreciation of our server equipment as we increased our capacity, and an increase of $1.8 million in allocated overhead costs which was primarily driven by the increased headcount as well as the expenses related to our new Redwood City facility. In addition, there was an increase of $2.6 million in employee and related costs and an increase of $0.6 million in stock-based compensation expense resulting from headcount growth in our datacenter operations, customer support, and particularly in our Box Consulting function as a result of our focused efforts to grow our Box Consulting capacity. Headcount in these functions grew from 138 employees as of July 31, 2014 to 218 employees as of July 31, 2015. Cost of revenue as a percentage of revenue increased 7 points year-over-year primarily due to our continued investments in our data center infrastructure and Box Consulting to support our expected growth in paying customers and new products, as well as the expenses related to our new Redwood City facility.

Research and Development

	Three Months Ended
	July 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Research and development	$26,453	$16,345	$10,108	62%
Percentage of revenue	36%	32%

Research and development expenses were $26.5 million, or 36% of revenue, for the three months ended July 31, 2015, compared to $16.3 million, or 32% of revenue, for the three months ended July 31, 2014, representing an increase of $10.1 million, or 62%. The increase in absolute dollars was primarily due to an increase of $3.6 million in employee and related costs and an increase of $3.3 million in stock-based compensation expense as we increased our headcount from 239 employees as of July 31, 2014 to 302 employees as of July 31, 2015 to support continued investment in our product and service offerings and scalability, and an increase of $2.6 million in allocated overhead costs which was primarily driven by the increased headcount as well as the expenses related to our new Redwood City facility.

Sales and Marketing

	Three Months Ended
	July 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$58,460	$49,657	$8,803	18%
Percentage of revenue	80%	96%

Sales and marketing expenses were $58.5 million, or 80% of revenue, for the three months ended July 31, 2015, compared to $49.7 million, or 96% of revenue, for the three months ended July 31, 2014, representing an increase of $8.8 million, or 18%. The increase in absolute dollars was primarily due to an increase of $2.3 million in employee and related costs and an increase of $1.6 million in stock-based compensation expense, as we increased our headcount from 547 employees as of July 31, 2014 to 581 employees as of July 31, 2015, an increase of $2.1 million in sales commissions driven by increased sales, an increase of $1.7 million in allocated overhead costs which was primarily driven by the expenses related to our new Redwood City facility, and an increase of $0.8 million in datacenter and customer support costs to support free users. Sales and marketing expenses as a percentage of revenue decreased 16 points year over year due to improved marketing efficiency, as our sales and marketing expenses are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions, and a decrease in relative cost to support our free users. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will decrease as a percentage of revenue. We continue to invest aggressively to capture our large market opportunity and capitalize on our competitive position, while growing our productivity and efficiency to achieve our long-term margin objectives.

General and Administrative

	Three Months Ended
	July 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
General and administrative	$17,675	$12,875	$4,800	37%
Percentage of revenue	24%	25%

General and administrative expenses were $17.7 million, or 24% of revenue, for the three months ended July 31, 2015, compared to $12.9 million, or 25% of revenue, for the three months ended July 31, 2014, representing an increase of $4.8 million, or 37%. The increase in absolute dollars was primarily due to an increase of $2.4 million in employee and related costs and an increase of $1.1 million in stock-based compensation expense, as we increased our headcount from 144 employees as of July 31, 2014 to 213 employees as of July 31, 2015, an increase of $1.4 million in allocated overhead costs which was primarily driven by the increased headcount as well as the expenses related to our new Redwood City facility, and an increase of $0.6 million in accrued interest related to a legal verdict, offset by a decrease of $1.3 million in litigation expenses.

Provision (Benefit) for Income Taxes

	Three Months Ended
	July 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$141	$(717)	$858		*

* Not meaningful

The change in provision (benefit) for income taxes during the three months ended July 31, 2015 compared to the three months ended July 31, 2014 was primarily due to the discrete tax benefit recognized from the release of our valuation allowance in connection with an acquisition completed during the three months ended July 31, 2014. In connection with this acquisition, a deferred tax liability was established for the book-tax basis difference related to acquired intangible assets. The net deferred tax liability from the acquisition provided an additional source of income to support the realizability of our pre-existing deferred tax assets.

Comparison of the Six Months Ended July 31, 2015 and 2014

Revenue

	Six Months Ended
	July 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenue	$139,071	$96,753	$42,318	44%

Revenue was $139.1 million for the six months ended July 31, 2015, compared to $96.8 million for the six months ended July 31, 2014, representing an increase of $42.3 million, or 44%. The increase in revenue was substantially driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by more than 20% from July 31, 2014 to July 31, 2015. Also in this period, we experienced increased renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 121% as of July 31, 2015.

Cost of Revenue

	Six Months Ended
	July 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$37,789	$20,061	$17,728	88%
Percentage of revenue	27%	21%

Cost of revenue was $37.8 million, or 27% of revenue, for the six months ended July 31, 2015, compared to $20.1 million, or 21% of revenue, for the six months ended July 31, 2014, representing an increase of $17.7 million, or 88%. The increase in absolute dollars was primarily due to an increase of $4.6 million in datacenter service costs and an increase of $3.8 million in depreciation of our server equipment as we increased our capacity, and an increase of $3.2 million in allocated overhead costs which was primarily driven by the increased headcount as well as the expenses related to our new Redwood City facility. In addition, there was an increase of $4.5 million in employee and related costs and an increase of $1.3 million in stock-based compensation expense resulting from headcount growth in our datacenter operations, customer support, and particularly in our Box Consulting function as a result of our focused efforts to grow Box Consulting capacity. Headcount in these functions grew from 138 employees as of July 31, 2014 to 218 employees as of July 31, 2015. Cost of revenue as a percentage of revenue increased 6 points year-over-year primarily due to our continued investments in our data center infrastructure and Box Consulting to support our expected growth in paying customers and new products, as well as the expenses related to our new Redwood City facility.

Research and Development

	Six Months Ended
	July 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Research and development	$49,587	$31,243	$18,344	59%
Percentage of revenue	36%	32%

Research and development expenses were $49.6 million, or 36% of revenue, for the six months ended July 31, 2015, compared to $31.2 million, or 32% of revenue, for the six months ended July 31, 2014, representing an increase of $18.3 million, or 59%. The increase in absolute dollars was primarily due to an increase of $6.6 million in stock-based compensation expense and an increase of $6.2 million in employee and related costs as we increased our headcount from 239 employees as of July 31, 2014 to 302 employees as of July 31, 2015 to support continued investment in our product and service offerings and scalability, an increase of $4.3 million in allocated overhead costs which was primarily driven by the increased headcount as well as the expenses related to our new Redwood City facility, and an increase of $1.1 million in outside agency and consulting services expenses.

Sales and Marketing

	Six Months Ended
	July 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$114,955	$97,097	$17,858	18%
Percentage of revenue	82%	101%

Sales and marketing expenses were $115.0 million, or 82% of revenue, for the six months ended July 31, 2015, compared to $97.1 million, or 101% of revenue, for the six months ended July 31, 2014, representing an increase of $17.9 million, or 18%. The increase in absolute dollars was primarily due to an increase of $3.8 million in stock-based compensation expense and an increase of $3.4 million in employee and related costs, as we increased our headcount from 547 employees as of July 31, 2014 to 581 employees as of July 31, 2015, an increase of $3.8 million in allocated overhead costs which was primarily driven by the expenses related to our new Redwood City facility, an increase of $3.5 million in sales commissions driven by increased sales, an increase of $2.1 million in datacenter and customer support costs to support free users, and an increase of $0.9 million in travel-related costs. Sales and marketing expenses as a percentage of revenue decreased 19 points year over year due to improved marketing efficiency, as our sales and marketing expenses are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions, and a decrease in relative cost to support our free users. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will decrease as a percentage of revenue. We continue to invest aggressively to capture our large market opportunity and capitalize on our competitive position, while growing our productivity and efficiency to achieve our long-term margin objectives.

General and Administrative

	Six Months Ended
	July 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
General and administrative	$33,147	$24,421	$8,726	36%
Percentage of revenue	24%	25%

General and administrative expenses were $33.1 million, or 24% of revenue, for the six months ended July 31, 2015, compared to $24.4 million, or 25% of revenue, for the six months ended July 31, 2014, representing an increase of $8.7 million, or 36%. The increase in absolute dollars was primarily due to an increase of $4.2 million in employee and related costs and an increase of $2.0 million in stock-based compensation expense, as we increased our headcount from 144 employees as of July 31, 2014 to 213 employees as of July 31, 2015, an increase of $2.3 million in allocated overhead costs which was primarily driven by the increased headcount as well as the expenses related to our new Redwood City facility, an increase of $1.0 million in subscription software expenses, and an increase of $0.6 million in accrued interest related to a legal verdict, offset by a decrease of $2.0 million in litigation expenses.

Provision (Benefit) for Income Taxes

	Six Months Ended
	July 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$200	$(653)	$853		*

* Not meaningful

The change in provision (benefit) for income taxes during the six months ended July 31, 2015 compared to the six months ended July 31, 2014 was primarily due to the discrete tax benefit recognized from the release of our valuation allowance in connection with an acquisition completed during the six months ended July 31, 2014. In connection with this acquisition, a deferred tax liability was established for the book-tax basis difference related to acquired intangible assets. The net deferred tax liability from the acquisition provided an additional source of income to support the realizability of our pre-existing deferred tax assets.

Liquidity and Capital Resources

	Six Months Ended
	July 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(53,843)	$(49,748)
Net cash used in investing activities	(130,081)	(22,356)
Net cash (used in) provided by financing activities	(6,365)	160,976

As of July 31, 2015, we had cash and cash equivalents and marketable securities of $242.2 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits. Our marketable securities consisted of corporate paper, U.S. government agency obligations, corporate debt securities, asset-backed securities and U.S. government obligations. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We may continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business.

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

Operating Activities

For the six months ended July 31, 2015, cash used in operating activities was $53.8 million, or $28.8 million after excluding $25.0 million in restricted cash used to secure a letter of credit for the newly leased Redwood City headquarters. The primary factor affecting our operating cash flows during this period was our net loss of $97.5 million, partially offset by the non-cash charges of $54.1 million. Cash used in operating activities was also impacted by changes in our operating assets and liabilities of $10.5 million. Non-cash charges consisted primarily of $27.4 million for stock-based compensation, $19.0 million for depreciation and amortization of our property and equipment and intangible assets, and $7.5 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were a $27.1 million increase in prepaid expenses, restricted cash and other assets due primarily to a $25.0 million increase in restricted cash to secure a letter of credit for our Redwood City headquarters lease, and an $8.2 million increase in deferred commissions, partially offset by a $10.4 million increase in accounts payable, accrued expenses and other liabilities, a $10.3 million increase in deferred revenue, and a $3.9 million increase in deferred rent. The increase in deferred revenue was primarily driven by the growth in the number of paying customers and increased renewals from and expansion within our existing customers as they broadened their deployment of our services. The increase in deferred commissions was due to increased sales. The increase in accounts payable, accrued expenses and other liabilities was primarily attributable to timing of our cash payments.

For the six months ended July 31, 2014, cash used in operating activities was $49.7 million. The primary factor affecting our operating cash flows during this period was our net loss of $76.1 million, partially offset by the non-cash charges of $31.3 million. Cash used in operating activities was also impacted by changes in our operating assets and liabilities of $5.0 million. Non-cash charges consisted primarily of $13.8 million for stock-based compensation, $12.3 million for depreciation and amortization of our property and equipment and intangible assets, and $5.8 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were a $6.5 million decrease in accrued expenses and other liabilities, a $5.9 million increase in deferred commissions, and a $4.5 million increase in prepaid expenses and other assets, partially offset by a $6.6 million decrease in accounts receivable, a $2.5 million increase in deferred revenue, and $2.3 million increase in deferred rent. The decrease in accounts receivable was primarily attributable to timing of our billings and cash collections. The decrease in accrued expenses and other liabilities was primarily attributable to timing of our cash payments.

Investing Activities

Cash used in investing activities of $130.1 million for the six months ended July 31, 2015 was primarily due to $112.5 million of purchases of marketable securities, $27.8 million of capital expenditures, and $0.2 million of payments for acquisitions and purchases of intangible assets, net of cash acquired, partially offset by $10.4 million of proceeds from sales and maturities of marketable securities.

Cash used in investing activities of $22.4 million for the six months ended July 31, 2014 was primarily due to capital expenditures.

Financing Activities

Cash used in financing activities of $6.4 million for the six months ended July 31, 2015 was primarily due to $6.2 million of employee payroll taxes paid related to net share settlement of restricted stock units, $2.2 million of payments of offering costs related to our initial public offering, and $0.4 million of payments of capital lease obligations, partially offset by $2.4 million of proceeds from the exercise of stock options.

Cash provided by financing activities of $161.0 million for the six months ended July 31, 2014 was primarily due to $149.6 million in net proceeds from the issuance of our Series F redeemable convertible preferred stock, net proceeds of $12.0 million from borrowings, and $2.1 million of proceeds from the exercise of stock options, partially offset by $2.7 million of payments of offering costs related to our initial public offering.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of July 31, 2015:

		Payments Due by Period (in thousands)
		Less Than 1		3-5 Years	More Than
	Total	Year	1-3 Years	Loss	5 Years
Debt(1)	$41,597	$1,480	$40,117	$—	$—
Operating lease obligations, net of sublease income amounts	276,464	9,814	38,098	46,885	181,667
Capital leases(2)	5,430	2,060	3,370	—	—
Purchase obligations(3)	27,730	18,845	8,885	—	—
Total	$351,221	$32,199	$90,470	$46,885	$181,667

(1)	Includes interest and unused commitment fee on our line of credit.
(2)	Includes obligations related to our datacenter hardware.
(3)	Purchase obligations relate primarily to datacenter operations and marketing activities.

Off-Balance Sheet Arrangements

Through July 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2015 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2015.

Recent Accounting Pronouncement

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for us beginning February 1, 2018, at which time we may adopt the new standard under either the full retrospective method or the modified retrospective method. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and have not determined whether the effect will be material.

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

Non-GAAP operating loss and operating margin

We define non-GAAP operating loss as operating loss excluding expenses related to stock-based compensation (SBC), intangible assets amortization, and as applicable, other special items. Non-GAAP operating margin is defined as non-GAAP operating loss divided by revenue. Although stock-based compensation is an important aspect of the compensation of Box’s employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. For restricted stock unit awards, the amount of stock-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts, trade names and customer relationships, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of acquired intangible assets is a static expense, one that is not typically affected by operations during any particular period. We further exclude legal verdict amounts because they are considered by management to be special items outside our core operating results.

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

Our reconciliation of the non-GAAP financial measures for the three and six months ended July 31, 2015 and 2014 are as follows (in thousands, except per share data and percentages):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
GAAP operating loss	$(49,774)	$(38,287)	$(96,407)	$(76,069)
Stock-based compensation	14,728	8,079	27,443	13,831
Intangible assets amortization	1,511	801	2,657	1,496
Accrued interest related to a legal verdict	569	—	569	—
Amortization of capitalized legal verdict amount	223	—	409	—
Non-GAAP operating loss	$(32,743)	$(29,407)	$(65,329)	$(60,742)

GAAP operating margin	(68)%	(74)%	(69)%	(79)
Stock-based compensation	20	15	20	14
Intangible assets amortization	2	2	2	2
Accrued interest related to a legal verdict	1	—	—	—
Amortization of capitalized legal verdict amount	—	—	—	—
Non-GAAP operating margin	(45)%	(57)%	(47)%	(63)

GAAP net loss	$(50,175)	$(37,562)	$(97,458)	$(76,073)
Stock-based compensation	14,728	8,079	27,443	13,831
Intangible assets amortization	1,511	801	2,657	1,496
Accrued interest related to a legal verdict	569	—	569	—
Amortization of capitalized legal verdict amount	223	—	409	—
Remeasurement of redeemable convertible preferred stock warrant liability	—	(461)	—	(194)
Non-GAAP net loss	$(33,144)	$(29,143)	$(66,380)	$(60,940)

GAAP net loss attributable to common stockholders	$(50,175)	$(39,353)	$(97,458)	$(77,907)
Stock-based compensation	14,728	8,079	27,443	13,831
Intangible assets amortization	1,511	801	2,657	1,496
Accrued interest related to a legal verdict	569	—	569	—
Amortization of capitalized legal verdict amount	223	—	409	—
Remeasurement of redeemable convertible preferred stock warrant liability	—	(461)	—	(194)
Accretion of redeemable convertible preferred stock	—	1,791	—	1,834
Non-GAAP net loss attributable to common stockholders	$(33,144)	$(29,143)	$(66,380)	$(60,940)

GAAP net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(2.71)	$(0.81)	$(5.51)
Stock-based compensation	0.13	0.55	0.24	0.97
Intangible assets amortization	0.01	0.06	0.02	0.11
Accrued interest related to a legal verdict	—	—	—	—
Amortization of capitalized legal verdict amount	—	—	—	—
Remeasurement of redeemable convertible preferred stock warrant liability	—	(0.03)	—	(0.01)
Accretion of redeemable convertible preferred stock	—	0.12	—	0.13
Non-GAAP net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(2.01)	$(0.55)	$(4.31)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	120,399	14,533	119,897	14,140

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $242.2 million as of July 31, 2015. Our cash equivalents and marketable securities primarily consist of corporate paper, U.S. government agency obligations, corporate debt securities, asset-backed securities and U.S. government obligations. All cash equivalents and marketable securities are recorded at their estimated fair value.

The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash, cash equivalents and marketable securities. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our marketable securities. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Although our exposure to changes in interest rates relates primarily to interest earned and the estimated fair value on our cash, cash equivalents and marketable securities, interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings; however, a hypothetical 10% increase or decrease in interest rates after July 31, 2015, would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, British Pounds, Euros, Japanese Yen and Canadian dollars. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-USD cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the three and six months ended July 31, 2015 and 2014.

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

Trial commenced on February 2, 2015. On February 13, 2015, the jury returned a verdict, finding the asserted claims of the File Synchronization patents infringed and were not invalid. The jury awarded damages in favor of Open Text in a lump sum and fully paid-up royalty in the amount of approximately $4.9 million. The Court found no willful infringement of the asserted claims and foreclosed Open Text’s request for a permanent injunction since the jury returned a lump-sum award. On February 19, 2015, Open Text filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the Court’s Order granting our motion for judgment of invalidity of the Groupware Patents. On March 9, 2015, Open Text filed a first amended notice of appeal from additional orders by the Court. On August 19, 2015, following a July 1, 2015 hearing in which portions of the jury’s verdict were challenged, the Court entered judgment in favor of Open Text with respect to infringement of the asserted claims of the File Synchronization patents in the amount of approximately $4.9 million plus pre-judgment interest, and with respect to validity of the asserted claims of the File Synchronization patents.  The Court also entered judgment in our favor with respect to invalidity of the asserted claims of the Groupware Patents, and no willful infringement with respect to the asserted claims of the File Synchronization patents. We intend to continue to defend the lawsuit vigorously which may include appeals in connection with the case. While we continue to believe we have valid defenses to Open Text’s claims, an adverse outcome to the litigation could result in a material adverse effect on our business.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $168.2 million in our fiscal year ended January 31, 2015, $168.6 million in our fiscal year ended January 31, 2014, $112.6 million in our fiscal year ended January 31, 2013, and $97.5 million in the six months ended July 31, 2015. As of July 31, 2015, we had an accumulated deficit of $626.9 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our datacenter infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

The market for cloud-based enterprise content management and collaboration services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. Our competitors include, but are not limited to, Microsoft, Google, Dropbox, Citrix and EMC. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures on our business. If we are unable to achieve our target pricing levels, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

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

If the cloud-based enterprise content management and collaboration market develops more slowly than we expect or declines, our business could be adversely affected.

The cloud-based enterprise content management and collaboration market is not as mature as the market for on-premise enterprise software, and it is uncertain whether a cloud-based service like ours will achieve and sustain high levels of customer demand and market acceptance. Because we derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of our cloud-based enterprise content management and collaboration solution, our success will depend to a substantial extent on the widespread adoption of cloud computing in general and of cloud-based content collaboration services in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional enterprise software into their organizations and, therefore, may be reluctant or unwilling to migrate to a cloud-based model for storing, accessing, sharing and managing their content. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the cloud computing market or the entry of competitive services. The expansion of a cloud-based enterprise content management and collaboration market depends on a number of factors, including the cost, performance and perceived value associated with cloud computing, as well as the ability of companies that provide cloud-based services to address security and privacy concerns. If we or other providers of cloud-based services experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based services as a whole, including our services, may be negatively affected. If cloud-based services do not achieve widespread adoption, or there is a reduction in demand for cloud-based services caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenue, harm our growth rates, and adversely affect our business and operating results.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have recently experienced a period of rapid growth in our operations and employee headcount. In particular, we grew from 369 employees as of January 31, 2012 to 1,314 employees as of July 31, 2015, and have also significantly increased the size of our customer base. You should not consider our recent growth as indicative of our future performance. However, we anticipate that we will expand our operations and employee headcount in the near term, including internationally. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. For example, in September 2014, we entered into a lease for approximately 340,000 square feet in Redwood City, California, which we plan to use as our new headquarters.  We expect to relocate into our new headquarters during the fourth quarter of fiscal 2016.  If the relocation is more complex, costlier, or takes longer than anticipated, our operations and services could be temporarily disrupted, we could incur greater expenses than anticipated, and our management team and personnel could become distracted, all of which could adversely affect our operations and financial performance. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business performance and operating results.

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

In addition, the growth of our business depends in part on our customers expanding their use of our services. The use of our cloud-based enterprise content management and collaboration platform often expands within an organization as new users are added or as additional services are purchased by or for other departments within an organization. Further, as we have introduced new services throughout our operating history, our existing customers have constituted a significant portion of the users of such services. If we are unable to encourage our customers to broaden their use of our services, our operating results may be adversely affected.

If we are not able to provide successful enhancements, new features and modifications to our services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we have recently introduced Box Enterprise Key Management (EKM), a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box, and Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, features or services. Failure in this regard may significantly impair our revenue growth. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

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

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically one year, although we also offer our services for terms ranging from one month to three years or more. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. However, any such decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our retention rate may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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

Our growth strategy also depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Many of our employees may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area, where our headquarters are located. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

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

For example, on June 5, 2013, Open Text S.A. (Open Text) filed a lawsuit against us in U.S. District Court, Eastern District of Virginia, alleging that our core cloud software and Box Edit application directly and indirectly infringe 12 patents in three patent families that Open Text acquired through its acquisition of various companies. Open Text sought preliminary and permanent injunctions against infringement, treble damages, and attorneys’ fees. On February 13, 2015, a jury returned a verdict for Open Text in the amount of approximately $4.9 million. The Court found no willful infringement of the asserted claims and foreclosed Open Text’s request for a permanent injunction since the jury returned a lump-sum award. On February 19, 2015, Open Text filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the Court’s Order granting our motion for judgment of invalidity of the Groupware Patents. On March 9, 2015, Open Text filed a first amended notice of appeal from additional orders by the Court. On August 19, 2015, following a July 1, 2015 hearing in which portion of the jury’s verdict were challenged, the Court entered judgment in favor of Open Text with respect to infringement of the asserted claims of the File Synchronization patents in the amount of approximately $4.9 million plus pre-judgment interest, and with respect to validity of the asserted claims of the File Synchronization patents.  The Court also entered judgment in our favor with respect to invalidity of the asserted claims of the Groupware Patents, and no willful infringement with respect to the asserted claims of the File Synchronization patents.

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

Our success and ability to compete depend in part on our intellectual property. As of July 31, 2015, we had 18 issued patents in the U.S., 13 issued patents in Great Britain, 2 issued patents in Canada, and 86 pending patent applications in the U.S. and 28 pending patent applications internationally. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the U.S., and we may have to expend significant resources to obtain additional patents as we expand our international operations.

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

We believe that our culture has been and will continue to be a key contributor to our success. From January 31, 2012 to July 31, 2015, we increased the size of our workforce by 945 employees, and we expect to continue to hire aggressively as we expand. If we do not continue to develop our company culture or maintain our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth. Moreover, liquidity available to our employee security holders because of our initial public offering could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Our transition from a private company to a public company may result in a change to our company culture, which could harm our business.

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

Our business depends on the overall demand for enterprise content management and collaboration and on the economic health of our current and prospective customers. The financial recession resulted in a significant weakening of the economy in the United States, Europe and worldwide, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell our services. In addition, there has been pressure to reduce government spending in the United States, and tax increases and spending cuts at the Federal level (the sequester) have gone into effect. In the event lawmakers cannot agree on matters such as the national debt ceiling or future budgets, the United States could default on its obligations. This may reduce demand for our services from organizations that receive funding from the U.S. government and this could negatively affect the U.S. economy, which could further reduce demand for our services. Furthermore, the economies of certain European countries have been experiencing difficulties associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the eurozone. We have operations in the United Kingdom, Germany and France, and likely will expand these to other Eurozone countries in future years, and current and potential customers in Europe. If economic conditions in Europe and other key markets for our services continue to remain uncertain or deteriorate further, many customers may delay or reduce their information technology spending. This could result in reductions in sales of our services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that enterprise content management and collaboration spending levels will increase following any recovery.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of July 31, 2015, including our executive officers, employees and directors and their affiliates, collectively held approximately 95.9% of the voting power of our outstanding capital stock as of such date. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From May 1, 2015 to July 31, 2015, we issued 312,868 shares of our Class A common stock and 51,928 shares of our Class B common stock in connection with certain acquisitions.

The issuance of shares of our Class A common stock and Class B common stock in connection with these acquisitions were made in reliance on the private offering exemption of (a) Section 4(2) of the Securities Act, (b) the private offering safe harbor provisions of Rule 506 of Regulation D, and/or (c) the private offering safe harbor provisions of Rule 903 of Regulation S based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the security holders of the Target Companies, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the securities.

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

Date: September 11, 2015.

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.CAL	XBRL Taxonomy Definition Linkbase Document.
101.DEF	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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