Form 10-Q
period 2015-10-31
BOX INC
filed 2015-12-14
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36805

Box, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2714444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Jefferson Ave.

Redwood City, California 94063

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

As of November 30, 2015, the number of shares of the registrant’s Class A common stock outstanding was 40,999,565 and the number of shares of the registrant’s Class B common stock outstanding was 82,461,456.

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
•

our future financial performance, including expectations regarding our revenue, cost of revenue, operating expenses, retention rate, ability to generate positive cash flow, and ability to achieve our long-term margin objectives;

•	our expectations concerning relationships with third parties;
•	the attraction and retention of qualified employees and key personnel;
•	our ability to maintain, protect and enhance our brand and intellectual property; and
•	future acquisitions of or investments in complementary companies, products, services or technologies and our ability to successfully integrate such companies or assets.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 31,	January 31,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,695	$330,436
Marketable securities	25,204	—
Accounts receivable, net of allowance of $3,815 and $3,858	64,368	54,174
Prepaid expenses, restricted cash and other current assets	21,656	12,132
Deferred commissions	9,606	9,487
Total current assets	310,529	406,229
Property and equipment, net	113,543	58,446
Intangible assets, net	5,365	6,343
Goodwill	14,301	11,242
Restricted cash	28,332	3,367
Other long-term assets	7,916	7,039
Total assets	$479,986	$492,666
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,906	$17,486
Accrued compensation and benefits	20,166	20,486
Accrued expenses and other current liabilities	30,587	16,862
Capital lease obligations, current	2,894	625
Deferred revenue	128,589	107,893
Deferred rent	663	2,701
Total current liabilities	211,805	166,053
Debt, non-current	40,000	40,000
Capital lease obligations, non-current	4,696	1,238
Deferred revenue, non-current	12,558	12,164
Deferred rent, non-current	37,301	3,890
Other long-term liabilities	1,739	1,192
Total liabilities	308,099	224,537
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of October 31, 2015 (unaudited) and January 31, 2015, respectively	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized, 40,165 shares issued and outstanding as of October 31, 2015 (unaudited); 1,000,000 shares authorized, 14,455 shares issued and outstanding as of January 31, 2015	4	1
Class B common stock, par value $0.0001 per share; 200,000 shares authorized, 83,233 shares issued and outstanding as of October 31, 2015 (unaudited); 200,000 shares authorized, 105,200 shares issued and outstanding as of January 31, 2015 (including common stock subject to repurchase, see Note 10)	8	11
Additional paid-in capital	855,094	798,743
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive loss	(74)	(56)
Accumulated deficit	(681,968)	(529,393)
Total stockholders’ equity	171,887	268,129
Total liabilities and stockholders’ equity	$479,986	$492,666

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Revenue	$78,651	$57,048	$217,722	$153,801
Cost of revenue	23,630	12,518	61,419	32,579
Gross profit	55,021	44,530	156,303	121,222
Operating expenses:
Research and development	26,324	17,172	75,911	48,415
Sales and marketing	63,972	55,257	178,927	152,354
General and administrative	19,757	16,855	52,904	41,276
Total operating expenses	110,053	89,284	307,742	242,045
Loss from operations	(55,032)	(44,754)	(151,439)	(120,823)
Remeasurement of redeemable convertible preferred stock warrant liability	—	(54)	—	140
Interest expenses, net	(30)	(663)	(773)	(1,450)
Other income, net	165	105	57	41
Loss before provision (benefit) for income taxes	(54,897)	(45,366)	(152,155)	(122,092)
Provision (benefit) for income taxes	220	55	420	(598)
Net loss	(55,117)	(45,421)	(152,575)	(121,494)
Accretion of redeemable convertible preferred stock	—	(5,743)	—	(7,577)
Net loss attributable to common stockholders	$(55,117)	$(51,164)	$(152,575)	$(129,071)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.45)	$(3.40)	$(1.27)	$(8.94)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	121,796	15,041	120,537	14,444

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Net loss	$(55,117)	$(45,421)	$(152,575)	$(121,494)
Other comprehensive loss*:
Changes in foreign currency translation adjustment	13	(16)	(15)	(21)
Net change in unrealized gains on available-for-sale investments	4	—	(3)	—
Other comprehensive loss	17	(16)	(18)	(21)
Comprehensive loss	$(55,100)	$(45,437)	$(152,593)	$(121,515)

*	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,117)	$(45,421)	$(152,575)	$(121,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,936	7,623	28,967	19,952
Stock-based compensation expense	15,404	8,513	42,847	22,344
Amortization of deferred commissions	3,974	3,005	11,502	8,837
Remeasurement of redeemable convertible preferred stock warrant liability	—	54	—	(140)
Release of deferred tax valuation allowance	—	—	—	(825)
Other	457	113	557	426
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,321)	(3,762)	(10,194)	2,796
Deferred commissions	(3,729)	(3,737)	(11,896)	(9,686)
Prepaid expenses, restricted cash and other assets	1,565	2,020	(25,547)	(2,508)
Accounts payable	(6,989)	1,537	1,879	2,255
Accrued expenses and other liabilities	(937)	2,627	626	(3,907)
Deferred rent	17,616	(221)	21,558	2,031
Deferred revenue	10,798	8,086	21,090	10,608
Net cash used in operating activities	(17,343)	(19,563)	(71,186)	(69,311)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	—	(112,521)	—
Sales of marketable securities	63,062	—	66,911	—
Maturities of marketable securities	13,492	—	20,145	—
Purchases of property and equipment	(19,998)	(7,510)	(47,842)	(29,764)
Acquisitions and purchases of intangible assets, net of cash acquired	(53)	(100)	(271)	(202)
Net cash provided by (used in) investing activities	56,503	(7,610)	(73,578)	(29,966)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of initial public offering costs	—	—	(2,172)	(2,748)
Proceeds from borrowings, net of borrowing costs	—	—	—	12,000
Principal payments on borrowings	—	(6,000)	—	(6,000)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	(5)	—	149,614
Proceeds from exercise of stock options, net of repurchases of early exercised stock options	2,734	746	5,148	2,851
Proceeds from issuances of common stock under employee stock purchase plan	10,282	—	10,282	—
Employee payroll taxes paid related to net share settlement of restricted stock units	(2,105)	—	(8,292)	—
Payments of capital lease obligations	(508)	—	(928)	—
Net cash provided by (used in) financing activities	10,403	(5,259)	4,038	155,717
Effect of exchange rate changes on cash and cash equivalents	13	(16)	(15)	(21)
Net increase (decrease) in cash and cash equivalents	49,576	(32,448)	(140,741)	56,419
Cash and cash equivalents, beginning of period	140,119	197,718	330,436	108,851
Cash and cash equivalents, end of period	$189,695	$165,270	$189,695	$165,270
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$297	$351	$949	$699
Cash paid for income taxes, net of tax refunds	132	50	832	157
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred shares	$—	$5,743	$—	$7,577
Change in accrued equipment purchases	19,075	5,946	24,723	5,553
Purchases of property and equipment under capital lease	3,307	—	7,372	—
Issuance of common stock in connection with acquisitions and purchases of intangible assets	—	—	6,108	4,305
Change in unpaid deferred offering costs	—	32	(2,172)	(1,227)

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2015 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2015 and 2014, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2015 was derived from the audited consolidated financial statements that are included in our Form 10-K for the fiscal year ended January 31, 2015, which was filed with the Securities and Exchange Commission (SEC) on March 30, 2015. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our fiscal 2015 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of October 31, 2015, and our results of operations, including our comprehensive loss, and our cash flows for the three and nine months ended October 31, 2015 and 2014. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2015 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2016.

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

Revenue Recognition

We derive our revenue from three sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing our cloud-based enterprise content management and collaboration services and other subscription-based services, which all include routine customer support; (2) revenue from customers purchasing our premier support package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

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

We sell to a broad range of customers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for accounts receivable based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are reasonably assured based on the size, industry diversification, financial condition and past transaction history of our customers. As of October 31, 2015 and January 31, 2015, no single customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue during the three and nine months ended October 31, 2015 and 2014.

We serve our customers and users from datacenter facilities operated by third parties. In order to reduce the risk of down time of our enterprise cloud content management services, we have established datacenters in various locations in the United States. We have internal procedures to restore services in the event of disaster at any one of our current datacenter facilities. Even with these procedures for disaster recovery in place, our cloud services could be significantly interrupted during the implementation of the procedures to restore services.

Geographic Locations

Revenue attributed to the United States was 81% and 80% for the three months ended October 31, 2015 and 2014, respectively, and 80% for the nine months ended October 31, 2015 and 2014. No other country outside of the United States comprised 10% or greater of our revenue for all periods presented.

Substantially all of our net assets are located in the United States. As of October 31, 2015 and January 31, 2015, property and equipment located in the United States was 99% and 98%, respectively.

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

Marketable Securities

Our marketable securities consisted of corporate paper, U.S. government agency obligations, corporate debt securities, asset-backed securities and U.S. government obligations. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our marketable securities, including securities with maturities beyond twelve months, as current assets in the accompanying consolidated balance sheets. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). We evaluate our marketable securities to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

Recent Accounting Pronouncement

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. The standard requires to classify all deferred tax assets and liabilities as noncurrent. We plan to adopt this standard beginning February 1, 2017, and do not believe that this adoption will have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. We plan to adopt this standard beginning February 1, 2016, and do not believe that this adoption will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for us beginning February 1, 2019, at which time we may adopt the new standard under either the full retrospective method or the modified retrospective method. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and have not determined whether the effect will be material.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables set forth the fair value of our financial assets measured at fair value on a recurring basis as of October 31, 2015 and January 31, 2015, using the above input categories (in thousands):

	October 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities:
Corporate paper	$—	$3,095	$—	$3,095
Corporate debt securities	—	15,867	—	15,867
Asset-backed securities	—	6,242	—	6,242
Prepaid expenses, restricted cash and other current assets:
Certificates of deposit	—	750	—	750
Restricted cash:
Certificates of deposit	—	27,128	—	27,128
Money market funds	1,204	—	—	1,204
Total assets measured at fair value	$1,204	$53,082	$—	$54,286

	January 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets
Restricted cash:
Certificates of deposit	$—	$3,367	$—	$3,367
Total assets measured at fair value	$—	$3,367	$—	$3,367

Note 4. Marketable Securities

We held no marketable securities as of January 31, 2015. The following is a summary of our marketable securities as of October 31, 2015 (in thousands).

	October 31, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Corporate paper	$3,094	$1	—	$3,095
Corporate debt securities	15,869	2	(4)	15,867
Asset-backed securities	6,244	—	(2)	6,242
	$25,207	$3	$(6)	$25,204

None of our marketable securities had been in an unrealized loss position for greater than 12 months as of October 31, 2015. Based on our evaluation of available evidence we concluded that the gross unrealized losses on our marketable securities as of October 31, 2015, are temporary in nature.

The amortized cost and estimated fair value of our marketable securities as of October 31, 2015 are shown below by contractual maturity (in thousands).

	October 31, 2015
	Amortized	Estimated
	Cost	Fair Value
Less than one year	$19,351	$19,350
Due in one to five years	5,856	5,854
	$25,207	$25,204

Net realized gains and losses from sales of our available-for-sale securities for the three and nine months ended October 31, 2015 were not significant.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Balance Sheet Components

Prepaid Expenses, Restricted Cash and Other Current Assets

Prepaid expenses, restricted cash and other current assets consisted of the following (in thousands):

	October 31,	January 31,
	2015	2015
Tenant incentives receivable under our new headquarters lease in Redwood City (see Note 8)	$9,815	$—
Restricted cash and other	11,841	12,132
Total prepaid expenses, restricted cash and other current assets	$21,656	$12,132

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	October 31,	January 31,
	2015	2015
Servers	$103,861	$81,068
Leasehold improvements	15,107	13,400
Computer hardware and software	10,529	8,724
Furniture and fixtures	5,500	5,046
Construction in progress	57,993	4,815
Total property and equipment	192,990	113,053
Less: accumulated depreciation	(79,447)	(54,607)
Total property and equipment, net	$113,543	$58,446

As of October 31, 2015, the gross carrying amount of property and equipment includes $7.9 million of servers and $1.5 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $1.3 million. As of January 31, 2015, the gross carrying amount of property and equipment includes $1.9 million of servers and $69,000 of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $140,000.

Depreciation expense related to property and equipment was $8.5 million and $6.6 million for the three months ended October 31, 2015 and 2014, respectively, and $24.8 million and $17.4 million for the nine months ended October 31, 2015 and 2014, respectively. Included in these amounts was depreciation expense for servers acquired under capital leases in the amount of $517,000 and $1.1 million for the three and nine months ended October 31, 2015, respectively. We held no property and equipment under capital lease during the three and nine months ended October 31, 2014. Construction in progress primarily consists of leasehold improvements related to our new Redwood City headquarters and other facilities, as well as servers, networking equipment and storage infrastructure being provisioned in our third party datacenter hosting facilities. In addition, the amounts of interest capitalized to property and equipment were $291,000 and $51,000 for the three months ended October 31, 2015 and 2014, respectively, and $389,000 and $278,000 for the nine months ended October 31, 2015 and 2014, respectively.

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

Other Acquisitions

During the nine months ended October 31, 2015, we purchased and licensed certain assets of two other companies for an aggregate purchase price of $764,000. We accounted for these transactions as business combinations. In allocating the purchase consideration based on estimated fair values, we recorded $349,000 of developed technology and $415,000 of goodwill. Goodwill for these acquisitions is deductible for U.S. income tax purposes. Developed technology is being amortized on a straight-line basis over an estimated useful life of two years. These acquisitions are expected to enhance our Box service by leveraging the acquired companies’ technologies, along with gaining access to their key talent. Aggregate transaction costs related to these acquisitions were immaterial.

Results of operations for these acquisitions have been included in our consolidated statements of operations since the acquisition dates and were not material. Pro forma results of operations for these acquisitions have not been presented because they were also not material to the consolidated results of operations.

Note 7. Goodwill and Intangible Assets

Goodwill activity is reflected in the following table (in thousands):

Balance as of January 31, 2015	$11,242
Goodwill acquired—Verold	2,644
Goodwill acquired—Other	415
Balance as of October 31, 2015	$14,301

Intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (1)		Gross Value	Accumulated Amortization	Net Carrying Value
October 31, 2015
Developed technology	2.5	years	$14,273	$(9,279)	$4,994
Trade name and other	6.9	years	1,201	(830)	371
Intangibles, net			$15,474	$(10,109)	$5,365

January 31, 2015
Developed technology	2.7	years	$11,124	$(5,268)	$5,856
Trade name and other	6.9	years	1,201	(714)	487
Intangibles, net			$12,325	$(5,982)	$6,343

(1)	From the date of acquisition

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible amortization expense was $1.5 million and $1.0 million for the three months ended October 31, 2015 and 2014, respectively, and $4.1 million and $2.5 million for the nine months ended October 31, 2015 and 2014, respectively. Amortization of acquired technology is included in cost of revenue and amortization for trade names is included in general and administrative expenses in the consolidated statements of operations. As of October 31, 2015, expected amortization expense for intangible assets was as follows (in thousands):

Years ending January 31:
Remainder of 2016	$1,470
2017	3,352
2018	519
2019	23
2020	1
$5,365

Note 8. Commitments and Contingencies

Letters of Credit

As of October 31, 2015 and January 31, 2015, we had letters of credit in the aggregate amount of $27.7 million and $27.0 million, respectively, in connection with our facility leases. These letters of credit mature at various dates through December 1, 2018. As of October 31, 2015 and January 31, 2015, certain letters of credit are collateralized by certificates of deposit held by us in the amount of $27.7 million and $2.0 million, respectively. Refer to Note 9 for additional details.

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

As of October 31, 2015, future minimum lease payments under non-cancellable capital and operating leases are as follows (in thousands):

Years ending January 31:	Capital Leases	Operating Leases, net of Sublease Income
Remainder of 2016	$779	$1,601
2017	3,117	14,009
2018	3,041	19,987
2019	990	20,866
2020	—	23,795
Thereafter		193,571
Total minimum lease payments	$7,927	$273,829
Less: amount representing interest	(337)
Present value of minimum lease payments	$7,590

In March and April 2015, we signed subleases for three floors of our new headquarters. The 18 and 36-month subleases expire in fiscal 2018 and 2019, respectively, and non-cancellable sublease proceeds of $12.2 million are included in the table above. In addition, because our subtenants will occupy the subleased portions of our new headquarters prior to the related lease commencement date, we will incur contingent rent payments of $4.8 million, which are also included in the table above.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In November 2015, we signed a sublease agreement for one floor of our new headquarters. The 18-month sublease expires in fiscal 2018. Non-cancellable sublease proceeds of $2.5 million, as well as contingent rent payments of $1.5 million that we will incur because our subtenant will occupy the subleased portion of our new headquarters prior to the related lease commencement date, are not included in the table above.

We recognize rent expense under our operating leases on a straight-line basis. Rent expense totaled $6.7 million and $1.5 million, net of sublease income of $ 0 and $448,000 for the three months ended October 31, 2015 and 2014, respectively, and rent expense totaled $16.0 million and $4.5 million, net of sublease income of $294,000 and $1.3 million for the nine months ended October 31, 2015 and 2014, respectively.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. As of October 31, 2015 and January 31, 2015, we had such asset retirement obligations in the amount of $144,000 and $135,000, respectively, which are included in other noncurrent liabilities in the consolidated balance sheets.

Purchase Obligations

As of October 31, 2015, future payments under non-cancellable contractual purchases, which relate primarily to datacenter operations and marketing activities, are as follows (in thousands):

Years ending January 31:
Remainder of 2016	$5,077
2017	13,615
2018	4,287
$22,979

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

Trial commenced on February 2, 2015. On February 13, 2015, the jury returned a verdict, finding the asserted claims of the File Synchronization patents infringed and were not invalid. The jury awarded damages in favor of Open Text in a lump sum and fully paid-up royalty in the amount of $4.9 million. The Court found no willful infringement of the asserted claims and foreclosed Open Text’s request for a permanent injunction since the jury returned a lump-sum award. On February 19, 2015, Open Text filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the Court’s Order granting our motion for judgment of invalidity of the Groupware Patents. On March 9, 2015, Open Text filed a first amended notice of appeal from additional orders by the Court. On August 19, 2015, following a July 1, 2015 hearing in which portions of the jury’s verdict were challenged, the Court

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

entered judgment in favor of Open Text with respect to infringement of the asserted claims of the File Synchronization patents in the amount of approximately $4.9 million plus pre-judgment interest, and with respect to validity of the asserted claims of the File Synchronization patents. The Court also entered judgment in our favor with respect to invalidity of the asserted claims of the Groupware Patents, and no willful infringement with respect to the asserted claims of the File Synchronization patents. We filed a notice of appeal on August 28, 2015, challenging a number of findings in the final judgment entered on August 19, 2015, including the jury’s finding that the Synchronization Patents were infringed and not invalid.

While we intend to continue to defend the lawsuit vigorously and continue to believe we have valid defense to Open Text’s claims, we considered the issuance of the verdict a recognized subsequent event that provided additional evidence about conditions that existed as of January 31, 2015. Accordingly, we accrued a liability in the amount of $4.9 million related to the legal verdict as of January 31, 2015, and recorded an expense in the amount of $3.9 million for the year ended January 31, 2015, in relation to the portion of the legal verdict amount attributable to prior periods. The portion of the legal verdict amount attributable to future periods is recorded as an asset as of January 31, 2015. This asset is being amortized over an estimated useful life of 14 months, and the amortization expense was $223,000 and $632,000 for the three and nine months ended October 31, 2015, respectively. In addition, as a result of the July 1, 2015 hearing, we deemed the claim for interest on the legal verdict amount to be probable and estimable for the first time. As such, we recorded additional expenses in the aggregate amount of $614,000 during the nine months ended October 31, 2015, in relation to the interest on the legal verdict amount.

In addition to the litigation discussed above, from time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of litigation and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of October 31, 2015 for which a reserve was not already established.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Debt

Line of Credit

In August 2013, we entered into a two-year $100.0 million secured revolving credit facility (August 2013 Facility). The August 2013 Facility was denominated in U.S. dollars and, depending on certain conditions, each borrowing was subject to a floating interest rate equal to the London Interbank Offer Rate (LIBOR) plus 3.0% or the Alternate Base Rate (ABR) plus 2.0%. In addition, there was a commitment fee of 0.5% on the outstanding unused commitment amount. At closing, we drew $34.0 million at 3.4% (six month LIBOR plus 3.0%) which we used to repay previous loans, as well as for other general corporate purposes. In July 2014, we drew an additional $12.0 million under the credit facility at 3.3% (six month LIBOR plus 3.0%). In September 2014, we paid down $6.0 million and amended the August 2013 Facility to reduce our borrowing capacity from $100.0 million to $75.0 million and extend the facility through August 2016. Concurrently and in conjunction with the execution of our new headquarters lease in September 2014, letters of credit in the aggregate amount of $25.0 million were issued under the August 2013 Facility. These letters of credit were subject to interest at 3.25% per annum.

In March 2015, we amended the August 2013 Facility to reduce our borrowing capacity to $60.0 million as of April 2015, and to increase certain limitations on the amount of capital asset and real estate related obligations we may incur. In connection with this amendment, the letters of credit under the August 2013 Facility were cancelled, and a new letter of credit in the amount of $25.0 million was issued by a party not affiliated with the August 2013 Facility, which was secured by a certificate of deposit in the same amount. As of October 31, 2015, the outstanding borrowings under the August 2013 Facility were $40.0 million, and our remaining borrowing capacity under the August 2013 Credit Facility was $20.0 million.

Borrowings under the August 2013 Facility were collateralized by substantially all of our assets. The August 2013 Facility also contained various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, material adverse effects, as well as limitations on dispositions, mergers or consolidations and other corporate activities. As of October 31, 2015, we were in compliance with all financial covenants under the August 2013 Facility.

In December 2015, we paid in full all amounts outstanding under the August 2013 Facility, including the outstanding principal balance of $40.0 million, and terminated the August 2013 Facility and all related loan documents and collateral documents, in conjunction with entering into a new revolving credit facility with a different lender (December 2015 Facility). The December 2015 Facility provides for a revolving loan facility in the amount of up to $40.0 million maturing in December 2017.

The December 2015 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit is required for the December 2015 Facility, we are eligible for the lowest interest rate if we maintain at least $40 million in deposits with the lender.  In addition, there is an annual fee of 0.2% on the total commitment amount.  At closing, we drew $40.0 million at 1.82% (six month LIBOR plus 1.25%) which we used repay the outstanding principal balance under the August 2013 Facility. Borrowings under the December 2015 Facility are collateralized by substantially all of our assets in the United States. It also contains various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as customary limitations on dispositions, mergers or consolidations and other corporate activities.

In connection with the August 2013 Facility, we incurred interest expense of $419,000 and $379,000 during the three months ended October 31, 2015 and 2014, respectively, and $1.5 million and $1.5 million during the nine months ended October 31, 2015 and 2014, respectively. During the same periods, we capitalized $291,000 and $91,000 of interest costs during the three months ended October 31, 2015 and 2014, respectively, and $389,000 and $278,000 during the nine months ended October 31, 2015 and 2014, respectively. Interest expense also includes amortization of issuance costs, unused commitment fees and fees on letters of credit which are recognized over the related term of the borrowing.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. Additionally, any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date will be returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Options and restricted stock units generally vest 25% one year from the vesting commencement date and (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter.  As of October 31, 2015, 13,408,455 shares were reserved for future issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

In January 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan (2015 ESPP), which became effective prior to the completion of our IPO. A total of 2,500,000 shares of Class A common stock was initially reserved for issuance under the 2015 ESPP. The number of shares of our Class A common stock available for issuance under our ESPP will be increased on the first day of each fiscal year beginning in fiscal 2016, with such increase equal to the least of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of our capital stock on the first day of such fiscal year; or (iii) such other amount as our board of directors may determine. The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2015 ESPP provides for 24-month offering periods beginning March 16 and September 16 of each year, and each offering period will consist of four six-month purchase periods.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of October 31, 2015, 2,761,742 shares were reserved for future issuance under the 2015 ESPP.

Early Exercises of Stock Options

Prior to our IPO, certain employees and directors exercised stock options prior to vesting with the approval of our board of directors. The unvested shares are subject to a repurchase right held by us at the original purchase price. Early exercises of options are not deemed to be substantive exercises for accounting purposes, and accordingly, amounts received for early exercises are initially recorded in other liabilities and are reclassified to common stock and additional paid-in capital as the underlying shares vest. As of October 31, 2015 and January 31, 2015, we had $29,000 and $286,000, respectively, in liabilities and 25,416 and 113,541, respectively, unvested shares subject to repurchase related to early exercises of stock options.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
	Shares Subject to	Weighted-	Remaining
	Outstanding	Average Exercise	Contractual Life	Aggregate
	Options	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2015	17,465,571	$5.67	7.80	$229,713
Options granted	1,898,700	15.62
Option exercised	(1,734,155)	3.05
Options forfeited/cancelled	(1,289,083)	8.14
Balance as of October 31, 2015	16,341,033	$6.90	7.37	$106,264
Vested and expected to vest as of October 31, 2015	16,081,099	$6.83	7.35	$105,566
Exercisable as of October 31, 2015	9,321,360	$4.02	6.64	$82,215

The aggregate intrinsic value of options vested and expected to vest and exercisable as of October 31, 2015 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the nine months ended October 31, 2015 and 2014 was $20.5 million and $16.6 million, respectively.  The aggregate estimated fair value of stock options granted to employees that vested during the nine months ended October 31, 2015 and 2014 was $13.5 million and $12.6 million, respectively.  The weighted-average grant date fair value of options granted to employees during the nine months ended October 31, 2015 and 2014 was $6.72 and $7.96 per share, respectively.

As of October 31, 2015, there was $34.3 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.58 years.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2015	4,939,709	$15.66
Granted	5,652,733	15.83
Vested, net of shares withheld for employee payroll taxes	(728,806)	16.48
Forfeited/cancelled, including shares withheld for employee payroll taxes	(1,300,475)	16.21
Unvested balance - October 31, 2015	8,563,161	$15.62

As of October 31, 2015, there was $120.4 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 3.23 years.

Restricted Stock

The following table summarizes the restricted stock activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2015	172,661	$9.60
Granted	28,864	17.54
Vested	(75,874)	12.68
Forfeited/cancelled, including shares withheld for employee payroll taxes	(47,775)	9.94
Unvested balance - October 31, 2015	77,876	$9.33

.

As of October 31, 2015, there was $2.9 million of unrecognized stock-based compensation expense related to outstanding restricted stock granted to employees that is expected to be recognized over a weighted-average period of 1.76 years.

2015 ESPP and Other

As of October 31, 2015, there was $14.8 million of unrecognized stock-based compensation expense related to our 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

In addition, in connection with our fiscal 2015 acquisitions, we issued 344,667 shares of restricted stock. This restricted stock was separately authorized by our board of directors, and did not reduce the number of shares available for future issuance under our equity incentive plans. 342,187 shares of restricted stock issued outside of the equity incentive plans were outstanding as of October 31, 2015.

As of October 31, 2015, there was $2.6 million of unrecognized stock-based compensation expense related to outstanding restricted stock granted outside of the equity incentive plans that is expected to be recognized over a weighted-average period of 1.84 years.

As of October 31, 2015, there was $0.9 million of unrecognized stock-based compensation related to 81,572 shares of contingently issuable common stock for certain bonus awards given in connection with our fiscal 2016 and 2015 acquisitions that is expected to be recognized over a weighted-average period of 1.64 years.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Cost of revenue	$1,272	$472	$3,164	$1,102
Research and development	6,455	3,207	18,021	8,220
Sales and marketing	5,005	3,122	14,030	8,306
General and administrative	2,672	1,712	7,632	4,716
Total stock-based compensation	$15,404	$8,513	$42,847	$22,344

Determination of Fair Value

We estimated the fair value of employee stock options and ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended						Nine Months Ended
	October 31,						October 31,
	2015			2014			2015			2014
Employee Stock Options
Expected term (in years)	5.9	-	6.0			6.0	5.5	-	6.1	5.7	-	6.1
Risk-free interest rate	1.5%	-	1.6%			1.8%	1.5%	-	1.9%	1.8%	-	2.1%
Volatility			42%	46%	-	47%	42%	-	44%	46%	-	49%
Dividend yield			0%			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0			—	0.5	-	2.0			—
Risk-free interest rate	0.2%	-	0.8%			—	0.2%	-	0.8%			—
Volatility	33%	-	39%			—	33%	-	41%			—
Dividend yield			0%			—			0%			—

The assumptions used in the Black-Scholes option pricing model were determined as follows:

Fair Value of Common Stock. Prior to our IPO in January 2015, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of our common stock performed by unrelated third-party specialists; (ii) the prices for our redeemable convertible preferred stock sold to outside investors; (iii) the rights, preferences and privileges of our redeemable convertible preferred stock relative to our common stock; (iv) the lack of marketability of our common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition, given prevailing market conditions.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31,
	2015		2014
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(17,412)	$(37,705)	$—	$(45,421)
Add: accretion of redeemable convertible preferred stock	—	—	—	(5,743)
Net loss attributable to common stockholders	$(17,412)	$(37,705)	$—	$(51,164)
Denominator:
Weighted-average number of shares outstanding— basic and diluted	38,477	83,319	—	15,041
Net loss per share attributable to common stockholders—basic and diluted	$(0.45)	$(0.45)	$—	$(3.40)

	Nine Months Ended October 31,
	2015		2014
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(32,309)	$(120,266)	$—	$(121,494)
Add: accretion of redeemable convertible preferred stock	—	—	—	(7,577)
Net loss attributable to common stockholders	$(32,309)	$(120,266)	$—	$(129,071)
Denominator:
Weighted-average number of shares outstanding— basic and diluted	25,525	95,012	—	14,444
Net loss per share attributable to common stockholders—basic and diluted	$(1.27)	$(1.27)	$—	$(8.94)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
Redeemable convertible preferred stock	—	83,738	—	79,324
Options to purchase common stock	16,542	18,139	16,898	18,250
Restricted stock units	7,544	3,582	6,808	2,536
Employee stock purchase plan	3,432	—	3,400	—
Warrants to purchase redeemable convertible preferred stock	—	87	—	87
Repurchasable shares from early-exercised options and unvested restricted stock	530	554	595	595
Contingently issuable common stock	85	156	129	69
	28,133	106,256	27,830	100,861

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

We were founded and publicly launched our platform in 2005 with a simple but powerful idea: to make it incredibly easy for people to securely manage, share and collaborate on their most important content online. In 2006, we introduced a free version of our product in order to rapidly grow our user base, and we surpassed one million registered users by July 2007. As users began to bring our solution into the workplace, we learned that businesses were eager for a solution to empower user-friendly content sharing and collaboration in a secure, manageable way. Starting in 2007, we began enhancing our platform to serve businesses and large enterprises, which meant expanding our business functionality with features such as our administrative console, identity integration, activity reporting and full-text search. To further satisfy the requirements of IT departments in large organizations, we began to invest heavily in enhancing the security of our platform. Also in 2007, we began to build an enterprise sales team. The continual evolution of our platform features allowed our sales team to sell into increasingly larger organizations. To empower users to work securely from anywhere, we built native applications for all major mobile platforms. The introduction of our iPad application in 2010 further accelerated enterprise adoption of our platform. In 2012, we introduced our Box OneCloud platform and our Box Embed framework to encourage developers and independent software vendors (ISVs) to build powerful applications that connect to Box, furthering the reach of the Box service. In recent years, we have expanded our global presence, opening our first international office in London in 2012, followed by Paris and Tokyo in 2013. In 2014, we launched Box for Industries to accelerate business transformation in every major industry and we continued to expand our international presence further. So far in 2015, we continued to innovate by expanding our offerings to include Box Enterprise Key Management (EKM), a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; and Box Platform, which enables customers and partners to build enterprise apps with the Box Platform. We also opened our international offices in Amsterdam and Stockholm in 2015.

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

We have achieved significant growth in a short period of time. Our user base includes over 41 million registered users. We define a registered user as a Box account that has been provisioned to a unique user ID. As of October 31, 2015, over 11% of our registered users were paying users who register as part of a larger enterprise or business account or by using a personal account. We currently have over 54,000 paying organizations, and our solution is offered in 22 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT- sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; or (iv) organizations may purchase our Box Platform service to create custom business applications for their own extended ecosystem of customers, suppliers and partners.

For the trailing 12 months ended October 31, 2015, 60% of our orders for subscription services were from new enterprise customers and expansion within existing enterprise customers. We consider enterprise customers to be organizations with at least 1,000 employees, as such organizations are the focus of our Enterprise Accounts sales team.

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

For the nine months ended October 31, 2015 and 2014, our revenue was $217.7 million and $153.8 million, respectively, representing year-over-year growth of 42%, and our net losses were $152.6 million and $121.5 million, respectively. For the nine months ended October 31, 2015 and 2014, revenue from non-U.S. customers represented 20% of our revenue. We expect our revenue from non-U.S. customers to increase at a higher rate than our revenue from U.S. customers over time. Box is headquartered in Redwood City, California and operates offices in California, New York, Texas, London, Paris, Tokyo, Amsterdam and Stockholm.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Billings (in thousands)	$89,449	$65,134	$238,812	$164,409
Billings growth rate	37%	53%	45%	46%
Retention rate (period end)	119%	130%	119%	130%

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

Billings increased 45% in the nine months ended October 31, 2015 over the nine months ended October 31, 2014, and 46% in the nine months ended October 31, 2014 over the nine months ended October 31, 2013. The increase in billings was primarily driven by the addition of new customers with larger initial deployments and expansion with respect to the number of users within existing customers.

Retention Rate

We calculate our retention rate as of a period end by starting with the annual contract value (ACV) from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period ACV) and a subscription term of at least 12 months. We then calculate ACV from these same customers as of the current period end (Current Period ACV). Finally, we divide the aggregate Current Period ACV for the trailing 12 month period by the aggregate Prior Period ACV for the trailing 12 month period to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the three and nine months ended October 31, 2015. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 119% and 130% as of October 31, 2015 and 2014, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was less than 4% for enterprise customers of the Prior Period ACV for the trailing 12 months ended October 31, 2015, a decrease from the trailing 12 months ended October 31, 2014. Our retention rates consistently exceeded 100% and were primarily attributable to an increase in user expansion from both enterprise and small and medium business customers. We believe our investments in product, Customer Success, and Box Consulting are driving customer retention in excess of 100%. We expect our rate of growth in expansion to trend down over time but our retention rate to remain above 100% for the foreseeable future.

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

A reconciliation of billings to revenue, the most directly comparable GAAP financial measure, is presented below:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
GAAP revenue	$78,651	$57,048	$217,722	$153,801
Deferred revenue, end of period	141,147	100,680	141,147	100,680
Less: deferred revenue, beginning of period	(130,349)	(92,594)	(120,057)	(90,072)
Billings	$89,449	$65,134	$238,812	$164,409

Components of Results of Operations

Revenue

We derive our revenue from three sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing our cloud-based enterprise content management and collaboration services and other subscription-based services, which all include routine customer support; (2) revenue from customers purchasing our premier support package; and (3) revenue from professional services such as implementing best practice use cases, project management and other implementation consulting services.

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

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes consists primarily of state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business, offset when applicable by the tax benefit recognized from the release of our valuation allowance in connection with certain acquisitions.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$78,651	$57,048	$217,722	$153,801
Cost of revenue(1)(2)	23,630	12,518	61,419	32,579
Gross profit	55,021	44,530	156,303	121,222
Operating expenses:
Research and development(2)	26,324	17,172	75,911	48,415
Sales and marketing(2)	63,972	55,257	178,927	152,354
General and administrative(1)(2)	19,757	16,855	52,904	41,276
Total operating expenses	110,053	89,284	307,742	242,045
Loss from operations	(55,032)	(44,754)	(151,439)	(120,823)
Remeasurement of redeemable convertible preferred stock warrant liability	—	(54)	—	140
Interest expenses, net	(30)	(663)	(773)	(1,450)
Other expense, net	165	105	57	41
Loss before provision (benefit) for income taxes	(54,897)	(45,366)	(152,155)	(122,092)
Provision (benefit) for income taxes	220	55	420	(598)
Net loss	$(55,117)	$(45,421)	$(152,575)	$(121,494)

(1) Includes intangible assets amortization as follows:
Cost of revenue	$1,431	$966	$4,010	$2,377
General and administrative	39	43	117	128
Total intangible assets amortization	$1,470	$1,009	$4,127	$2,505

(2) Includes stock-based compensation expense as follows:
Cost of revenue	$1,272	$472	$3,164	$1,102
Research and development	6,455	3,207	18,021	8,220
Sales and marketing	5,005	3,122	14,030	8,306
General and administrative	2,672	1,712	7,632	4,716
Total stock-based compensation	$15,404	$8,513	$42,847	$22,344

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Cost of revenue	30	22	28	21
Gross profit	70	78	72	79
Operating expenses:
Research and development	33	30	35	31
Sales and marketing	82	97	83	99
General and administrative	25	30	24	27
Total operating expenses	140	157	142	157
Loss from operations	(70)	(79)	(70)	(78)
Remeasurement of redeemable convertible preferred stock warrant liability	—	—	—	—
Interest expenses, net	—	(1)	—	(1)
Other expense, net	—	—	—	—
Loss before provision (benefit) for income taxes	(70)	(80)	(70)	(79)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(70)%	(80)%	(70)%	(79)%

Comparison of the Three Months Ended October 31, 2015 and 2014

Revenue

	Three Months Ended
	October 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenue	$78,651	$57,048	$21,603	38%

Revenue was $78.7 million for the three months ended October 31, 2015, compared to $57.0 million for the three months ended October 31, 2014, representing an increase of $21.6 million, or 38%. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by more than 20% from October 31, 2014 to October 31, 2015. Also in this period, we experienced increased renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 119% as of October 31, 2015.

Cost of Revenue

	Three Months Ended
	October 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$23,630	$12,518	$11,112	89%
Percentage of revenue	30%	22%

Cost of revenue was $23.6 million, or 30% of revenue, for the three months ended October 31, 2015, compared to $12.5 million, or 22% of revenue, for the three months ended October 31, 2014, representing an increase of $11.1 million, or 89%. The increase in absolute dollars was primarily due to an increase of $3.0 million in employee and related costs and an increase of $0.8 million in stock-based compensation expense resulting from headcount growth in our datacenter operations, customer support, and particularly in our Box Consulting function as a result of our focused efforts to grow our Box Consulting capacity. Headcount in these functions grew from 151 employees as of October 31, 2014 to 236 employees as of October 31, 2015. In addition, there was an increase of $2.7 million in datacenter service costs and an increase of $1.5 million in depreciation of our server equipment as we increased our capacity, an increase of $1.8 million in allocated overhead costs which was primarily driven by the increased headcount as well as the expenses related to our new Redwood City headquarters in addition to the temporarily concurrent expenses related to our former Los

Altos headquarters, an increase of $0.6 million in contractors and temporary services expenses, and an increase of $0.5 million in enterprise subscription software expenses. Cost of revenue as a percentage of revenue increased 8 points year-over-year primarily due to our continued investments in our data center infrastructure and Box Consulting to support our expected growth in paying customers and new products, as well as the expenses related to our new Redwood City headquarters in addition to the temporarily concurrent expenses related to our former Los Altos headquarters.

Research and Development

	Three Months Ended
	October 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Research and development	$26,324	$17,172	$9,152	53%
Percentage of revenue	33%	30%

Research and development expenses were $26.3 million, or 33% of revenue, for the three months ended October 31, 2015, compared to $17.2 million, or 30% of revenue, for the three months ended October 31, 2014, representing an increase of $9.2 million, or 53%. The increase in absolute dollars was primarily due to an increase of $3.2 million in stock-based compensation expense and an increase of $2.9 million in employee and related costs as we increased our headcount from 254 employees as of October 31, 2014 to 300 employees as of October 31, 2015 to support continued investment in our product and service offerings and scalability, and an increase of $2.6 million in allocated overhead costs which was primarily driven by the increased headcount as well as the expenses related to our new Redwood City headquarters in addition to the temporarily concurrent expenses related to our former Los Altos headquarters.

Sales and Marketing

	Three Months Ended
	October 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$63,972	$55,257	$8,715	16%
Percentage of revenue	82%	97%

Sales and marketing expenses were $64.0 million, or 82% of revenue, for the three months ended October 31, 2015, compared to $55.3 million, or 97% of revenue, for the three months ended October 31, 2014, representing an increase of $8.7 million, or 16%. The increase in absolute dollars was primarily due to an increase of $2.9 million in employee and related costs and an increase of $1.9 million in stock-based compensation expense, as we increased our headcount from 566 employees as of October 31, 2014 to 621 employees as of October 31, 2015, an increase of $1.0 million in sales commissions driven by increased sales, an increase of $1.6 million in allocated overhead costs which was primarily driven by the expenses related to our new Redwood City headquarters in addition to the temporarily concurrent expenses related to our former Los Altos headquarters, and an increase of $1.0 million in travel-related expenses. Sales and marketing expenses as a percentage of revenue decreased 15 points year over year due to improved marketing efficiency, as our sales and marketing expenses are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions, and a decrease in relative cost to support our free users. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will decrease as a percentage of revenue. We continue to invest aggressively to capture our large market opportunity and capitalize on our competitive position, while growing our productivity and efficiency to achieve our long-term margin objectives.

General and Administrative

	Three Months Ended
	October 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
General and administrative	$19,757	$16,855	$2,902	17%
Percentage of revenue	25%	30%

General and administrative expenses were $19.8 million, or 25% of revenue, for the three months ended October 31, 2015, compared to $16.9 million, or 30% of revenue, for the three months ended October 31, 2014, representing an increase of $2.9 million, or 17%. The increase in absolute dollars was primarily due to an increase of $2.6 million in employee and related costs and an increase of $1.0 million in stock-based compensation expense, as we increased our headcount from 160 employees as of October 31, 2014 to 223 employees as of October 31, 2015, and an increase of $1.7 million in allocated overhead costs which was primarily driven by the increased headcount as well as the expenses related to our new Redwood City headquarters in addition to the temporarily concurrent expenses related to our former Los Altos headquarters, offset by a decrease of $3.3 million in litigation expenses.

Comparison of the Nine Months Ended October 31, 2015 and 2014

Revenue

	Nine Months Ended
	October 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Revenue	$217,722	$153,801	$63,921	42%

Revenue was $217.7 million for the nine months ended October 31, 2015, compared to $153.8 million for the nine months ended October 31, 2014, representing an increase of $63.9 million, or 42%. The increase in revenue was substantially driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by more than 20% from October 31, 2014 to October 31, 2015. Also in this period, we experienced increased renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 119% as of October 31, 2015.

Cost of Revenue

	Nine Months Ended
	October 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$61,419	$32,579	$28,840	89%
Percentage of revenue	28%	21%

Cost of revenue was $61.4 million, or 28% of revenue, for the nine months ended October 31, 2015, compared to $32.6 million, or 21% of revenue, for the nine months ended October 31, 2014, representing an increase of $28.8 million, or 89%. The increase in absolute dollars was primarily due to an increase of $7.5 million in employee and related costs and an increase of $2.1 million in stock-based compensation expense resulting from headcount growth in our datacenter operations, customer support, and particularly in our Box Consulting function as a result of our focused efforts to grow Box Consulting capacity. Headcount in these functions grew from 151 employees as of October 31, 2014 to 236 employees as of October 31, 2015. In addition, there was an increase of $7.2 million in datacenter service costs and an increase of $5.3 million in depreciation of our server equipment as we increased our capacity, an increase of $5.0 million in allocated overhead costs which was primarily driven by the increased headcount as well as the expenses related to our new Redwood City headquarters in addition to the temporarily concurrent expenses related to our former Los Altos headquarters, and an increase of $1.3 million in contractors and temporary services expenses. Cost of revenue as a percentage of revenue increased 7 points year-over-year primarily due to our continued investments in our data center infrastructure and Box Consulting to support our expected growth in paying customers and new products, as well as the expenses related to our new Redwood City headquarters in addition to the temporarily concurrent expenses related to our former Los Altos headquarters.

Research and Development

	Nine Months Ended
	October 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Research and development	$75,911	$48,415	$27,496	57%
Percentage of revenue	35%	31%

Research and development expenses were $75.9 million, or 35% of revenue, for the nine months ended October 31, 2015, compared to $48.4 million, or 31% of revenue, for the nine months ended October 31, 2014, representing an increase of $27.5 million, or 57%. The increase in absolute dollars was primarily due to an increase of $9.8 million in stock-based compensation expense and an increase of $9.1 million in employee and related costs as we increased our headcount from 254 employees as of October 31, 2014 to 300 employees as of October 31, 2015 to support continued investment in our product and service offerings and scalability, an increase of $6.8 million in allocated overhead costs which was primarily driven by the increased headcount as well as the expenses related to our new Redwood City headquarters in addition to the temporarily concurrent expenses related to our former Los Altos headquarters, and an increase of $1.2 million in outside agency and consulting services expenses.

Sales and Marketing

	Nine Months Ended
	October 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$178,927	$152,354	$26,573	17%
Percentage of revenue	83%	99%

Sales and marketing expenses were $178.9 million, or 83% of revenue, for the nine months ended October 31, 2015, compared to $152.4 million, or 99% of revenue, for the nine months ended October 31, 2014, representing an increase of $26.6 million, or 17%. The increase in absolute dollars was primarily due to an increase of $6.3 million in employee and related costs, as we increased our headcount from 566 employees as of October 31, 2014 to 621 employees as of October 31, 2015, an increase of $5.7 million in stock-based compensation expense, and an increase of $5.4 million in allocated overhead costs which was primarily driven by the expenses related to our new Redwood City headquarters in addition to the temporarily concurrent expenses related to our former Los Altos headquarters, an increase of $4.5 million in sales commissions driven by increased sales, an increase of $2.4 million in datacenter and customer support costs to support free users, and an increase of $1.9 million in travel-related costs. Sales and marketing expenses as a percentage of revenue decreased 16 points year over year due to improved marketing efficiency, as our sales and marketing expenses are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions, and a decrease in relative cost to support our free users. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will decrease as a percentage of revenue. We continue to invest aggressively to capture our large market opportunity and capitalize on our competitive position, while growing our productivity and efficiency to achieve our long-term margin objectives.

General and Administrative

	Nine Months Ended
	October 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
General and administrative	$52,904	$41,276	$11,628	28%
Percentage of revenue	24%	27%

General and administrative expenses were $52.9 million, or 24% of revenue, for the nine months ended October 31, 2015, compared to $41.3 million, or 27% of revenue, for the nine months ended October 31, 2014, representing an increase of $11.6 million, or 28%. The increase in absolute dollars was primarily due to an increase of $6.8 million in employee and related costs and an increase of $2.9 million in stock-based compensation expense, as we increased our headcount from 160 employees as of October 31, 2014 to 223 employees as of October 31, 2015, an increase of $4.0 million in allocated overhead costs which was primarily driven by the increased headcount as well as the expenses related to our new Redwood City headquarters in addition to the temporarily concurrent expenses related to our former Los Altos headquarters, an increase of $1.5 million in subscription software expenses, and an increase of $0.6 million in outside agency and consulting services expenses, offset by a decrease of $5.2 million in litigation expenses.

Provision (Benefit) for Income Taxes

	Nine Months Ended
	October 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$420	$(598)	$1,018		*

* Not meaningful

The change in provision (benefit) for income taxes during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014 was primarily due to the discrete tax benefit recognized from the release of our valuation allowance in connection with an acquisition completed during the nine months ended October 31, 2014. In connection with this acquisition, a deferred tax liability was established for the book-tax basis difference related to acquired intangible assets. The net deferred tax liability from the acquisition provided an additional source of income to support the realizability of our pre-existing deferred tax assets.

Liquidity and Capital Resources

	Nine Months Ended
	October 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(71,186)	$(69,311)
Net cash used in investing activities	(73,578)	(29,966)
Net cash provided by financing activities	4,038	155,717

As of October 31, 2015, we had cash and cash equivalents and marketable securities of $214.9 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits. Our marketable securities consisted of corporate paper, corporate debt securities and asset-backed securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We may continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business.

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

In December 2015, we paid in full all amounts outstanding under our secured revolving credit facility entered into in August 2013 (August 2013 Facility), including the outstanding principal balance of $40.0 million, and terminated the August 2013 Facility and all related loan documents and collateral documents, in conjunction with entering into a new revolving credit facility with a different lender (December 2015 Facility). The December 2015 Facility provides for a revolving loan facility in the amount of up to $40.0 million maturing in December 2017.

The December 2015 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit is required for the December 2015 Facility, we are eligible for the lowest interest rate if we maintain at least $40 million in deposits with the lender.  In addition, there is an annual fee of 0.2% on the total commitment amount.  At closing, we drew $40.0 million at 1.82% (six month LIBOR plus 1.25%) which we used repay the outstanding principal balance under the August 2013 Facility. Borrowings under the December 2015 Facility are collateralized by substantially all of our assets in the United States. It also contains various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as customary limitations on dispositions, mergers or consolidations and other corporate activities.

Operating Activities

For the nine months ended October 31, 2015, cash used in operating activities was $71.2 million, or $46.2 million after excluding $25.0 million in restricted cash used to secure a letter of credit for the newly leased Redwood City headquarters. The primary factor affecting our operating cash flows during this period was our net loss of $152.6 million, partially offset by the non-cash charges of $83.9 million. Cash used in operating activities was also impacted by changes in our operating assets and liabilities of $2.5 million. Non-cash charges consisted primarily of $42.8 million for stock-based compensation, $29.0 million for depreciation and amortization of our property and equipment and intangible assets, and $11.5 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were a $25.5 million increase in prepaid expenses, restricted cash and other assets due primarily to a $25.0 million increase in restricted cash to secure a letter of credit for our Redwood City headquarters lease, an $11.9 million increase in deferred commissions and a $10.2 million increase in accounts receivable, partially offset by a $21.6 million increase in deferred rent primarily related to tenant our Redwood City headquarters lease under which we had received $13.6 million of tenant incentives as of October 31, 2015, a $21.1 million increase in deferred revenue, and a $2.5 million increase in accounts payable, accrued expenses and other liabilities. The increase in deferred revenue was primarily driven by the growth in the number of paying customers and increased renewals from and expansion within our existing customers as they broadened their deployment of our services. The increase in deferred commissions was due to increased sales. The increase in accounts payable, accrued expenses and other liabilities was primarily attributable to timing of our cash payments.

For the nine months ended October 31, 2014, cash used in operating activities was $69.3 million. The primary factor affecting our operating cash flows during this period was our net loss of $121.5 million, partially offset by the non-cash charges of $50.6 million. Cash used in operating activities was also impacted by changes in our operating assets and liabilities of $1.6 million. Non-cash charges consisted primarily of $22.3 million for stock-based compensation, $20.0 million for depreciation and amortization of our property and equipment and intangible assets, and $8.8 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were a $9.7 million increase in deferred commissions, a $3.9 million decrease in accrued expenses and other liabilities, and a $2.5 million increase in prepaid expenses and other assets, partially offset by a $10.6 million increase in deferred revenue, a $2.8 million decrease in accounts receivable, a $2.3 million increase in accounts payable, and $2.0 million increase in deferred rent. The decrease in accounts receivable was primarily attributable to timing of our billings and cash collections. The decrease in accrued expenses and other liabilities was primarily attributable to timing of our cash payments.

Investing Activities

Cash used in investing activities of $73.6 million for the nine months ended October 31, 2015 was primarily due to $112.5 million of purchases of marketable securities, $47.8 million of capital expenditures, and $0.3 million of payments for acquisitions and purchases of intangible assets, net of cash acquired, partially offset by $87.1 million of proceeds from sales and maturities of marketable securities.

Cash used in investing activities of $30.0 million for the nine months ended October 31, 2014 was primarily due to capital expenditures.

Financing Activities

Cash provided by financing activities of $4.0 million for the nine months ended October 31, 2015 was primarily due to $10.3 million proceeds from issuances of common stock under our 2015 ESPP and $5.1 million proceeds from exercise of stock options, partially offset by $8.3 million of employee payroll taxes paid related to net share settlement of restricted stock units, $2.2 million of payments of offering costs related to our initial public offering, and $0.9 million of payments of capital lease obligations.

Cash provided by financing activities of $155.7 million for the nine months ended October 31, 2014 was primarily due to $149.6 million in net proceeds from the issuance of shares of our Series F redeemable convertible preferred stock, net proceeds of $12.0 million from borrowings, and $2.9 million of proceeds from the exercise of stock options, partially offset by $6.0 million in principal payments on borrowings, and $2.7 million of payments of offering costs related to our initial public offering.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of October 31, 2015:

		Payments Due by Period (in thousands)
		Less Than 1		3-5 Years	More Than
	Total	Year	1-3 Years	Loss	5 Years
Debt(1)	$41,146	$41,146	$ —	$—	$—
Operating lease obligations, net of sublease income amounts (2)	273,829	11,598	39,203	47,403	175,625
Capital leases(3)	7,927	3,117	4,810	$—	$—
Purchase obligations(4)	22,979	16,796	6,183	—	—
Total	$345,881	$72,657	$50,196	$47,403	$175,625

(1)	Includes interest and unused commitment fee on our line of credit.
(2)	Excludes non-cancellable sublease proceeds of $2.5 million and contingent rent payments of $1.5 million related to a sublease agreement entered into in November 2015.
(3)	Includes obligations related to our datacenter hardware.
(4)	Purchase obligations relate primarily to datacenter operations and marketing activities.

Off-Balance Sheet Arrangements

Through October 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2015 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2015.

Recent Accounting Pronouncement

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. The standard requires to classify all deferred tax assets and liabilities as noncurrent. We plan to adopt this standard beginning February 1, 2017, and do not believe that this adoption will have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. We plan to adopt this standard beginning February 1, 2016, and do not believe that this adoption will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for us beginning February 1, 2019, at which time we may adopt the new standard under either the full retrospective method or the modified retrospective method. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and have not determined whether the effect will be material.

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

Non-GAAP operating loss and operating margin

We define non-GAAP operating loss as operating loss excluding expenses related to stock-based compensation (SBC), intangible assets amortization, and as applicable, other special items. Non-GAAP operating margin is defined as non-GAAP operating loss divided by revenue. Although stock-based compensation is an important aspect of the compensation of Box’s employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. For restricted stock unit awards, the amount of stock-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquisition-related intangible assets, such as the amortization of the cost primarily associated with developed technology and trade names, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of acquired intangible assets is a static expense, one that is not typically affected by operations during any particular period. We further exclude legal verdict amounts because they are considered by management to be special items outside our core operating results.

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

Our reconciliation of the non-GAAP financial measures for the three and nine months ended October 31, 2015 and 2014 are as follows (in thousands, except per share data and percentages):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
GAAP operating loss	$(55,032)	$(44,754)	$(151,439)	$(120,823)
Stock-based compensation	15,404	8,513	42,847	22,344
Intangible assets amortization	1,470	1,009	4,127	2,505
Expenses related to a legal verdict	299	1,000	1,277	1,000
Non-GAAP operating loss	$(37,859)	$(34,232)	$(103,188)	$(94,974)

GAAP operating margin	(70)%	(78)%	(70)%	(79)
Stock-based compensation	20	14	20	15
Intangible assets amortization	2	2	2	2
Expenses related to a legal verdict	—	2	1	—
Non-GAAP operating margin	(48)%	(60)%	(47)%	(62)

GAAP net loss	$(55,117)	$(45,421)	$(152,575)	$(121,494)
Stock-based compensation	15,404	8,513	42,847	22,344
Intangible assets amortization	1,470	1,009	4,127	2,505
Expenses related to a legal verdict	299	1,000	1,277	1,000
Remeasurement of redeemable convertible preferred stock warrant liability	—	54	—	(140)
Non-GAAP net loss	$(37,944)	$(34,845)	$(104,324)	$(95,785)

GAAP net loss attributable to common stockholders	$(55,117)	$(51,164)	$(152,575)	$(129,071)
Stock-based compensation	15,404	8,513	42,847	22,344
Intangible assets amortization	1,470	1,009	4,127	2,505
Expenses related to a legal verdict	299	1,000	1,277	1,000
Remeasurement of redeemable convertible preferred stock warrant liability	—	54	—	(140)
Accretion of redeemable convertible preferred stock	—	5,743	—	7,577
Non-GAAP net loss attributable to common stockholders	$(37,944)	$(34,845)	$(104,324)	$(95,785)

GAAP net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(3.40)	$(1.27)	$(8.94)
Stock-based compensation	0.13	0.56	0.36	1.56
Intangible assets amortization	0.01	0.07	0.03	0.17
Expenses related to a legal verdict	—	0.07	0.01	0.07
Remeasurement of redeemable convertible preferred stock warrant liability	—	—	—	(0.01)
Accretion of redeemable convertible preferred stock	—	0.38	—	0.52
Non-GAAP net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(2.32)	$(0.87)	$(6.63)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	121,796	15,041	120,537	14,444

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $214.9 million as of October 31, 2015. Our cash equivalents and marketable securities primarily consist of corporate paper, corporate debt securities and asset-backed securities. All cash equivalents and marketable securities are recorded at their estimated fair value.

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

Although our exposure to changes in interest rates relates primarily to interest earned and the estimated fair value on our cash, cash equivalents and marketable securities, interest rate risk also reflects our exposure to movements in interest rates associated with our borrowings; however, a hypothetical 10% increase or decrease in interest rates after October 31, 2015, would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, British Pounds, Euros, Japanese Yen and Canadian dollars. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-USD cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the three and nine months ended October 31, 2015 and 2014.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Trial commenced on February 2, 2015. On February 13, 2015, the jury returned a verdict, finding the asserted claims of the File Synchronization patents infringed and were not invalid. The jury awarded damages in favor of Open Text in a lump sum and fully paid-up royalty in the amount of approximately $4.9 million. The Court found no willful infringement of the asserted claims and foreclosed Open Text’s request for a permanent injunction since the jury returned a lump-sum award. On February 19, 2015, Open Text filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the Court’s Order granting our motion for judgment of invalidity of the Groupware Patents. On March 9, 2015, Open Text filed a first amended notice of appeal from additional orders by the Court. On August 19, 2015, following a July 1, 2015 hearing in which portions of the jury’s verdict were challenged, the Court entered judgment in favor of Open Text with respect to infringement of the asserted claims of the File Synchronization patents in the amount of approximately $4.9 million plus pre-judgment interest, and with respect to validity of the asserted claims of the File Synchronization patents.  The Court also entered judgment in our favor with respect to invalidity of the asserted claims of the Groupware Patents, and no willful infringement with respect to the asserted claims of the File Synchronization patents. We filed a notice of appeal on August 28, 2015, challenging a number of findings in the final judgment entered on August 19, 2015, including the jury’s finding that the Synchronization Patents were infringed and not invalid. While we intend to continue to defend the lawsuit vigorously and continue to believe we have valid defenses to Open Text’s claims, an adverse outcome to the litigation could result in a material adverse effect on our business.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $168.2 million in our fiscal year ended January 31, 2015, $168.6 million in our fiscal year ended January 31, 2014, $112.6 million in our fiscal year ended January 31, 2013, and $152.6 million in the nine months ended October 31, 2015. As of October 31, 2015, we had an accumulated deficit of $682.0 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our datacenter infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

We have recently experienced a period of rapid growth in our operations and employee headcount. In particular, we grew from 369 employees as of January 31, 2012 to 1,380 employees as of October 31, 2015, and significantly increased the size of our customer base. You should not consider our recent growth as indicative of our future performance. However, we anticipate that we will expand our operations and employee headcount in the near term, including internationally. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. For example, in September 2014, we entered into a lease for approximately 340,000 square feet in Redwood City, California, for our new headquarters.  We relocated to our new headquarters at the end of November 2015.  If the remaining relocation-related activities are more complex, costlier, or take longer than anticipated, our operations and services could be temporarily disrupted, we could incur greater expenses than anticipated, and our management team and personnel could become distracted, all of which could adversely affect our operations and financial performance. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business performance and operating results.

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

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we have recently introduced Box Platform, which allows our customers to leverage Box's powerful content services within their own custom applications, Box Enterprise Key Management (EKM), a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box, and Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information. The success of enhancements, new features and services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, features or services. Failure in this regard may significantly impair our revenue growth. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Actual or perceived security vulnerabilities in our services or any breaches of our security controls and unauthorized access to a customer’s data could harm our business and operating results.

The services we offer involve the storage of large amounts of our customers’ sensitive and proprietary information, across a broad industry spectrum. Cyber attacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based content collaboration services have been targeted in the past. These increasing threats are being driven through a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime and hacking groups and individuals. As we increase our customer base and our brand becomes more widely known and recognized, and as our service is used in more heavily regulated industries such as healthcare, government, and financial services where there may be a greater concentration of sensitive and protected data, we may become more of a target for these malicious third parties.  For example, we have announced several high profile customers including the U.S. Department of Justice.

If our security measures are breached as a result of third-party action, employee negligence, error or malfeasance, product defects or otherwise, and this results in the disruption of the confidentiality, integrity or availability of our customers’ data, we could incur significant liability to our customers and to individuals or organizations whose information is being stored by our customers, and our business may suffer and our reputation may be damaged. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, change frequently and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures. In addition, our customer contracts often include (i) specific obligations that we maintain the availability of the customer’s data through our service and that we secure customer content against unauthorized access or loss, and (ii) indemnity provisions whereby we indemnify our customers for third-party claims asserted against them that result from our failure to maintain the availability of their content or securing the same from unauthorized access or loss. While our customer contracts contain limitations on our liability in connection with these obligations and indemnities, if an actual or perceived security breach occurs, the market perception of the effectiveness of our security measures could be harmed, we could be subject to indemnity or damage claims in certain customer contracts, and we could lose future sales and customers, any of which could harm our business and operating results. Furthermore, while our errors and omissions insurance policies include liability coverage for these matters, if we experienced a widespread security breach that impacted a significant number of our customers for whom we have these indemnity obligations, we could be subject to indemnity claims that exceed such coverage.

As a substantial portion of our sales efforts are increasingly targeted at enterprise customers, our sales cycle may become increasingly lengthier and more expensive, we may encounter greater pricing pressure and implementation and customization challenges, and we may have to delay more revenue recognition for more complicated transactions, all of which could harm our business and operating results.

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

Users can use our services to store personal or identifying information. However, federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and other individuals. Foreign data protection, privacy and other laws and regulations, particularly in Europe, are often more restrictive than those in the United States. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business or the businesses of our customers may limit the use and adoption of our services and reduce overall demand for them.

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies that could affect our business. For example, the European Court of Justice recently invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. In addition, some countries are considering legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

These existing and proposed laws and regulations can be costly to comply with, could expose us to significant penalties for non-compliance, can delay or impede the development or adoption of our products and services, reduce the overall demand for our services, result in negative publicity, increase our operating costs, require significant management time and attention, slow the pace at which we close (or prevent us from closing) sales transactions, and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.

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

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. In addition, some of the industries we serve have industry-specific requirements relating to compliance with certain security and regulatory standards, such as those required by the HIPAA, FINRA, and the HITECH Act. As we expand into new verticals and regions, we will likely need to comply with these and other new requirements to compete effectively. If we cannot comply or if we incur a violation in one or more of these requirements, our growth could be adversely impacted, and we could incur significant liability.

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

Our quarterly operating results, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	our ability to attract new customers;
•	our ability to convert users of our limited free versions to paying customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	our retention rate;
•	the timing of revenue recognition;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network outages or security breaches;
•	general economic, industry and market conditions;

•	increases or decreases in the number of features in our services or pricing changes upon any renewals of customer agreements;
•	changes in our go to market strategies and/or pricing policies and/or those of our competitors;
•	seasonal variations in sales of our services, which has historically been highest in the fourth quarter of our fiscal year;
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

For example, on June 5, 2013, Open Text S.A. (Open Text) filed a lawsuit against us in U.S. District Court, Eastern District of Virginia, alleging that our core cloud software and Box Edit application directly and indirectly infringe 12 patents in three patent families that Open Text acquired through its acquisition of various companies. Open Text sought preliminary and permanent injunctions against infringement, treble damages, and attorneys’ fees. On February 13, 2015, a jury returned a verdict for Open Text in the amount of approximately $4.9 million. The Court found no willful infringement of the asserted claims and foreclosed Open Text’s request for a permanent injunction since the jury returned a lump-sum award. On February 19, 2015, Open Text filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the Court’s Order granting our motion for judgment of invalidity of the Groupware Patents. On March 9, 2015, Open Text filed a first amended notice of appeal from additional orders by the Court. On August 19, 2015, following a July 1, 2015 hearing in which portion of the jury’s verdict were challenged, the Court entered judgment in favor of Open Text with respect to infringement of the asserted claims of the File Synchronization patents in the amount of approximately $4.9 million plus pre-judgment interest, and with respect to validity of the asserted claims of the File Synchronization patents.  The Court also entered judgment in our favor with respect to invalidity of the asserted claims of the Groupware Patents, and no willful infringement with respect to the asserted claims of the File Synchronization patents. We filed a notice of appeal on August 28, 2015, challenging a number of findings in the final judgment entered on August 19, 2015, including the jury’s finding that the Synchronization Patents were infringed and not invalid.

We intend to continue to defend the lawsuit vigorously. See Item 1. “Legal Proceedings” for additional information related to this litigation. Any adverse outcome of the appeal, licenses, settlements or unfavorable jury verdicts could have an adverse effect on both our financial results and financial position. Further, regardless of who prevails, intellectual property cases can be costly and time-consuming, divert the attention of our management and key personnel from our business operations and dissuade potential customers from purchasing our solution, which would also materially harm our business. During the course of litigation, we anticipate announcements of the results of hearings and motions, and other interim developments related to the litigation. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

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

Our success and ability to compete depend in part on our intellectual property. As of October 31, 2015, we had 19 issued patents in the U.S., 15 issued patents in Great Britain, 2 issued patents in Canada, and 87 pending patent applications in the U.S. and 29 pending patent applications internationally. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the U.S., and we may have to expend significant resources to obtain additional patents as we expand our international operations.

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

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We currently manage our exchange rate risk by matching foreign currency assets with payables and by maintaining minimal non-USD cash reserves, but do not have any other hedging programs in place to limit the risk of exchange rate fluctuation. In the future, however, to the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. We cannot be certain such practice will ultimately be available and/or effective at mitigating all foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, our deployed hedging strategies are not effective, or there are no hedging strategies available for certain exposures which are prudent given the risks associated and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be adversely affected in the future.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, such as alliance partners, distributors, system integrators and developers. For example, we have entered into agreements with partners such as AT&T and IBM to market, resell, integrate with or endorse our services. Identifying partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources. Also, we depend on our ecosystem of system integrators and developers to create applications that will integrate with our platform. Our competitors may be effective in providing incentives to third parties to favor their products or services, or to prevent or reduce subscriptions to our services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of current and potential customers, as our partners may no longer facilitate the adoption of our services by potential customers.

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

We believe that our culture has been and will continue to be a key contributor to our success. From January 31, 2012 to October 31, 2015, we increased the size of our workforce by 1,011 employees, and we expect to continue to hire aggressively as we expand. If we do not continue to develop our company culture or maintain our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth. Moreover, liquidity available to our employee security holders because of our initial public offering could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Our transition from a private company to a public company may result in a change to our company culture, which could harm our business.

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

Our existing credit agreement contains certain operating and financial restrictions and covenants, including the prohibition of the incurrence of certain indebtedness and liens, the prohibition of certain investments, restrictions against certain merger and consolidation transactions, certain restrictions against the disposition of assets and the requirement to maintain a minimum amount of current assets. These restrictions and covenants, as well as those contained in any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under the credit agreement and any future financial agreements that we may enter into. If not waived, defaults could cause our outstanding indebtedness under our credit agreement and any future financing agreements that we may enter into to become immediately due and payable.

Adverse economic conditions may negatively impact our business.

Our business depends on the overall demand for enterprise content management and collaboration and on the economic health of our current and prospective customers. The financial recession resulted in a significant weakening of the economy in the United States, Europe and worldwide, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell our services. In addition, there has been pressure to reduce government spending in the United States, and tax increases and spending cuts at the Federal level (the sequester) have gone into effect. In the event lawmakers cannot agree on matters such as the national debt ceiling or future budgets, the United States could default on its obligations. This may reduce demand for our services from organizations that receive funding from the U.S. government and this could negatively affect the U.S. economy, which could further reduce demand for our services. Furthermore, the economies of certain European countries have been experiencing difficulties associated with high sovereign debt levels, weakness in the banking sector and uncertainty over the future of the eurozone. We have operations in countries such as the United Kingdom, Germany, France, the Netherlands and Sweden, and will likely expand these to other Eurozone countries in future years, and have current and potential customers in Europe. If economic conditions in Europe and other key markets for our services continue to remain uncertain or deteriorate further, many customers may delay or reduce their information technology spending. This could result in reductions in sales of our services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that enterprise content management and collaboration spending levels will increase following any recovery.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange, the Sarbanes-Oxley Act and the listing standards of the New York Stock Exchange (NYSE). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

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

As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with the annual report on Form 10-K we will file for the fiscal year ending January 31, 2016. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until the end of the fiscal year ending January 31, 2016, at which time we will no longer be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (JOBS Act). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

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

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including: not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices we make to avail ourselves of these exemptions, there may be a less active trading market for our Class A common stock and the market price of our Class A common stock may be more volatile. We will remain an emerging growth company until January 31, 2016.

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

As of January 31, 2015, we had U.S. federal net operating loss carryforwards of approximately $342.0 million, state net operating loss carryforwards of approximately $332.3 million, and foreign net operating loss carryforwards of approximately $65.9 million. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have in the past experienced an ownership change which has impacted our ability to fully realize the benefit of these net operating loss carryforwards. If we experience additional ownership changes as a result of our initial public offering or future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of October 31, 2015, including our executive officers, employees and directors and their affiliates, collectively held approximately 95.4% of the voting power of our outstanding capital stock as of such date. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From August 1, 2015 to October 31, 2015, we issued 10,534 shares of our Class B common stock in connection with an acquisition.

The issuance of shares of our Class B common stock in connection with the acquisition was made in reliance on the private offering exemption of (a) Section 4(2) of the Securities Act, (b) the private offering safe harbor provisions of Rule 506 of Regulation D, and/or (c) the private offering safe harbor provisions of Rule 903 of Regulation S based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) investment representations obtained from the security holders of the target companies, (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the securities.

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

Date: December 14, 2015.

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