Form 10-K
period 2016-01-31
BOX INC
filed 2016-03-30
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on July 31, 2015 as reported by the New York Stock Exchange on such date was approximately $986 million. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A common stock and Class B common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 29, 2016 the number of shares of the registrant’s Class A common stock outstanding was 42.4 million and the number of shares of the registrant’s Class B common stock outstanding was 82.0 million.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2016.

Box, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our ability to maintain an adequate rate of revenue and billings growth;
•	our business plan and our ability to effectively manage our growth;
•	our ability to achieve profitability and positive cash flow;
•	costs associated with defending intellectual property infringement and other claims;
•	our ability to attract and retain end-customers;
•	our ability to further penetrate our existing customer base;
•	our ability to displace existing products in established markets;
•	our ability to expand our leadership position in enterprise content management solutions;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and bring them to market in a timely manner;
•	our ability to expand internationally;
•	the effects of increased competition in our market and our ability to compete effectively;
•	the effects of seasonal trends on our operating results;
•	our expectations concerning relationships with third parties;
•	the attraction and retention of qualified employees and key personnel;
•	our ability to realize the anticipated benefits of our partnerships with third parties;
•	our ability to maintain, protect and enhance our brand and intellectual property; and
•	future acquisitions of or investments in complementary companies, products, services or technologies.

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

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-

looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations, except as required by law.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I

Item 1. BUSINESS

Overview

Box provides an enterprise content management platform that enables organizations of all sizes to securely manage enterprise content while allowing easy, secure access and sharing of this content from anywhere, on any device. With our Software-as-a-Service (SaaS) cloud-based platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with internal policies and industry regulations. Our platform enables people to securely view, share and collaborate on content, across multiple file formats and media types, without having to open a desktop application or download the content to their mobile device. The software integrates with leading enterprise business applications, and is compatible with multiple application environments, operating systems and devices, ensuring that workers have access to their critical business content whenever and wherever they need it.

At our founding in 2005, we recognized that content is more accessible, secure and powerful when it is centrally stored, managed and shared. We have architected our content platform from the ground up to meet the evolving demands of today’s distributed and mobile workforce, and of enterprises that are looking to benefit from the increasing digitization of business. This architecture enables users to work and collaborate on content from anywhere in the world and allows organizations to centrally apply and manage policies and controls across all users and content simultaneously.

Our go-to-market strategy combines top-down, high-touch sales efforts with end-user-driven bottoms-up adoption. Our sales representatives engage in direct interaction with IT decision makers including CEOs, CIOs, IT directors and business department heads. We also field inbound inquiries and online sales opportunities. We offer individuals a free basic version of Box that allows them to experience, first hand, our easy-to-use and secure solution. We further expand our market reach by leveraging a network of channel partners that comprise value added resellers and systems integrators. Use of the Box offering often spreads virally within and across organizations, as users adopt Box and invite new users to collaborate. In addition an organization will frequently purchase Box for one use case and then later expand its deployment to other use cases with larger groups of employees and leading to deeper engagement with our service.

We also provide industry-specific offerings that address targeted business needs with a combination of technology, services and marketing programs. Where relevant, we also facilitate compliance with industry-specific regulations to ensure companies can use Box in accordance with legal requirements. These industry solutions are aimed to speed the deployment and time to value for customers in industries such as healthcare and life sciences, financial services, legal services, media and entertainment, retail, education, energy and government.

We are building a rich technology partner ecosystem around Box. Our platform integrates with the applications of leading enterprise technology providers, including Microsoft, IBM, Salesforce.com, Apple, Google,  and others, giving our users easy access to their content in Box without leaving these applications. In addition, in-house enterprise developers and independent software developers can rapidly build and provision new applications that leverage and extend the core functionality of our service, increasingly with a focus on specific industries and vertical market use cases. To date, tens of thousands of third-party developers have leveraged our platform as the secure content layer for their applications.

The Box Solution

We deliver applications (web and mobile) for enterprise content management, a platform for developing custom applications and a series of industry-specific solutions. Box features and functionality include the following:

•

Modern Cloud Architecture. We have built our platform from the ground up on a cloud-based architecture, which enables us to rapidly develop, update and provision our services to users. Our proprietary cloud architecture is particularly well-suited for today's dynamically changing business requirements because it enables our users to use the most up-to-date versions of our solutions at all times and administrators to immediately apply changes in policies and controls across all their organizations’ critical content simultaneously.
•

Mobility. Our solution enables users to securely access, manage, share and collaborate on their content anytime and from anywhere, using nearly any device and operating environment, including Mac, iOS, Android, Windows and Blackberry through both native and web browser applications.

•

Elegant, Intuitive and User-Focused Interface. We are dedicated to keeping our solution easy for users to understand with little to no upfront training. We strive to enable quick and viral user adoption by maintaining a simple and elegant interface with compelling access, sharing and collaboration features.

•

Built to Handle Content of Nearly Any Type. We have designed our solution to serve as the central content management layer for an organization’s employees. Users securely access, share and collaborate on all types of information, regardless of format or file type, and from virtually any device or operating system.

•

Simple and Rapid Deployment. Our cloud-based software allows organizations to easily, quickly and inexpensively deploy our product. IT administrators can quickly add users, set up permissions, create folders, policies, implement automated workflows and begin using our product almost immediately without the need to procure and provision hardware or install and configure software.

•

Enterprise-Grade Security. We have invested heavily to build robust security features to protect our customers from the most pervasive security threats. At the most basic level, all files stored in Box are encrypted at rest and in transit. Box’s information rights management (IRM) features enable secure access and management of files by providing granular control over users’ ability to access, view, download, edit, print or share content. With our Box KeySafe product, organizations can implement higher levels of data security and protection by keeping control of the encryption keys that protect their content. This advanced encryption feature is valuable to many companies, including those in highly regulated industries such as financial services, government and legal.

•

Administrative Controls. Box gives IT administrators powerful tools to define access rights by user, content type, device and business need. Administrators can set specific content policies such as expiration dates to auto-delete files or deactivate links to time-sensitive materials. They can also manage mobile and sync security settings, including specification of which devices have access to Box and whether certain features are enabled.

•

Tracking and Reporting for Deep Visibility. All actions taken by paying business users and their external collaborators in Box are tracked and auditable by administrators through Box’s native administrative applications. The tracking and audit data are also accessible via our application programming interfaces (API).

•

Comprehensive Data Governance Strategy. Box serves as a secure, centralized system of record for retaining content for operational use while ensuring adherence to the laws and regulations concerning them, using data retention and Data Loss Prevention (DLP) capabilities. Our data security policies allow customers to apply quarantine or notification-only policies to sensitive confidential files, such as those containing predefined attributes, for example credit card or social security system numbers, and we provide robust integrations for leading eDiscovery and DLP systems. Our Box Governance product allows customers to control how long documents are to be retained in Box and disposition of those documents when the retention period expires.

•

Automation and Workflow Management. Box can be used to automate workflows based on rules that customers define within Box. For example, sales contracts can be routed for review through a specific approval process based on the contract value. This allows customers to accelerate the flow of information through their organization and increase the efficiency of their business processes.

•

Box Platform for Custom Application Development. We provide a content Platform-as-a-Service (cPaaS) product, known as Box Platform, to customers, independent software vendors (ISVs), and third-party developers that allows them to leverage our secure content management and collaboration functionality for their own custom business applications. Box Platform helps organizations to accelerate their transformation into digital businesses by building applications faster, without having to invest in building their own content management infrastructure.
•

Easy Integration with Other Cloud-Based Applications. Our open platform allows for easy integration with other cloud-based and enterprise applications. We offer a number of off-the-shelf integrations with leading productivity and business applications from IBM, Microsoft, Salesforce, Google and others, as well as an open API for organizations to integrate Box with other packaged and home-grown applications, including solution applications our customers build for their customers.

•

Focus on Industry-Specific Offerings. In order to facilitate easier and faster time to market, we offer industry-specific solutions for those industries that have significant content and collaboration challenges. These offerings target specific business problems within those industries with a combination of Box, integration with industry-specific partner technologies, implementation expertise from Box Consulting and/or implementation partners, as well as templates for metadata and workflows that are applicable to those industries. For example, Box for Healthcare is a new offering to transform how healthcare providers work. Tailored specifically for hospitals, this new solution streamlines referral management, enables users to view and share DICOM files (like X-rays, CT Scans and Ultrasounds), reduces the need for manual faxing and scanning, and unlocks data trapped in hospital-based enterprise systems. Where relevant, we have obtained regulatory and compliance certifications as well. For example, we facilitate compliance with the Health Insurance Portability and Accountability Act (HIPAA), the Health Information Technology for Economic and Clinical Health (HITECH) Act, the Financial Industry Regulatory Authority (FINRA), and the Payment Card Industry Data Security Standard (PCI DSS), all of which are critical to highly-regulated industries such as healthcare, financial services and insurance.

Customers

Our user base includes over 44 million registered users. As of January 31, 2016, approximately 88% of our registered users are non-paying users who have independently registered for accounts and approximately 12% of our registered users are paying users who register as part of a larger enterprise or business account or by using a personal account.

We currently have over 57,000 paying organizations, and our solution is offered in 22 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services. Organizations typically purchase our solution in the following ways:  (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT-sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; or (iv) organizations may purchase our Box Platform service to create custom business applications for their own extended ecosystem of customers, suppliers and partners.

For the 12 months ended January 31, 2016, 61% of the dollar value of orders for our subscription services were from new enterprise customers and expansion within existing enterprise customers. We consider enterprise customers to be organizations with at least 1,000 employees, as such organizations are the focus of our Enterprise Accounts sales team. No individual customer represented more than 10% of our revenues in the year ended January 31, 2016.

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

We employ a direct sales team to offer a higher touch experience. We also make it easy for users and organizations to subscribe to paid versions of our service on our self-service web portal. Our sales team is composed of inside sales, outbound sales and field sales personnel who are generally organized by account size and geography, and/or major industry focus. We also have a rich ecosystem of channel partners who expand our reach to both large and small enterprises.

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

Research and Development

Our ability to compete depends in large part on our continuous commitment to product development and our ability to rapidly introduce new applications, technologies, features and functionality. In simple conceptual form, we provide a product that allows companies to securely manage, share and collaborate on files. In practice, we develop and maintain a set of sophisticated software services (e.g., search, share, secure, convert/view, log, etc.) around corporate content. These services, which comprise our platform, are used to develop our own applications (e.g., sync, web, native mobile) and also support the development of third-party applications.

Our product development organization is responsible for the specification, design, development and testing of our platform and applications. We focus our efforts on improving the security, reliability, performance and flexibility of the services in our platform. And we continually improve our applications so that they help users and teams become more productive in their day-to-day work.

Research and development expenses were $102.5 million, $66.4 million and $46.0 million for the years ended January 31, 2016, 2015 and 2014, respectively.

Competition

The enterprise content management market is large, highly competitive and highly fragmented. It is subject to rapidly evolving technology, shifting customer needs and frequent introductions of new products and services. We face competition from a broad spectrum of technology providers: vendors whose core competency is simple file sync and share, which can be deployed on-premise, hybrid, or via a SaaS delivery model; real-time collaboration vendors whose focus is on real-time voice, video and text communication in the enterprise; social collaboration vendors who focus on the conversations that occur between teams; traditional enterprise content management (ECM) vendors who deploy on-premise and offer deep records management, business process workflow, and archival capabilities; and newer mobile enterprise vendors who are beginning to enter the content collaboration market, are adding adjacent content capabilities onto an existing product, or serve a particular business or industry use case. Our current primary competitors include but are not limited to: established content management vendors such as EMC, Microsoft (Office365 and SharePoint) and Open Text; and file sync and share vendors including Dropbox, Google (Drive) and Microsoft (OneDrive for Business).

We may face future competition in our markets from other large, established companies, as well as from smaller specialized companies. In addition, we expect continued consolidation in our industry which could adversely alter the competitive dynamics of our markets including both pricing and the ability for us to compete successfully for customers.

The principal competitive factors in our market include:

•	enterprise-grade security and compliance;
•	ease of user experience;
•	scalable product and infrastructure for large deployments;
•	speed, availability, and reliability of the service;
•	low-cost, quick deployment;
•	depth of integration into enterprise applications, including office productivity, desktop and mobile tools;
•	current and forward-thinking product development;
•	agnostic to device, operating system, and file type;
•	metadata capabilities;
•	automation and workflow management;
•	extensible platform for custom application development;
•	customer-centric product development;
•	rich ecosystem of channel partners and applications;
•	superior customer service and commitment to customer success; and
•	strength of professional services organization.

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

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. As of January 31, 2016, we had 26 issued U.S. patents, 15 issued Great Britain patents and 2 Canadian patents that directly relate to our technology that expire between 2028 and 2033, and we had 84 pending patent applications in the U.S. and 16 pending patent applications internationally. We intend to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

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

Employees

As of January 31, 2016, we had 1,370 employees. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Corporate Information

Our principal executive offices are located at 900 Jefferson Ave. Redwood City, California 94063, and our telephone number is (877) 729-4269. Our website address is www.box.com, and our investor relations website is located at www.box.com/investors. The information on, or that can be accessed through, our website is not part of this report. We were incorporated in 2005 as Box.Net, Inc., a Washington corporation, and later reincorporated in 2008 under the same name as a Delaware corporation. In November 2011, we changed our name to Box, Inc. The Box design logo, “Box” and our other registered and common law trade names, trademarks and service marks are the property of Box, Inc. Other trademarks, service marks, or trade names appearing in this report are the property of their respective owners.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the Securities and Exchange Commission (the SEC)’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically through our investor relations website located at www.box.com/investors as soon as reasonably practical after we file such material with, or furnish it to, the SEC.

We also use our investor relations website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on our investor relations website. In addition, important information is routinely posted and accessible on the blog section of our investor relations website, which is accessible by clicking on the tab labeled “Blog” on our investor relations website, as well as certain Twitter accounts, such as @boxhq, @levie and @boxincir. Information on or that can be accessed through our websites or are on these Twitter accounts is not part of this Annual Report on Form 10-K, and the inclusion of our website addresses and Twitter accounts are inactive textual references only.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $202.9 million in our fiscal year ended January 31, 2016, $168.2 million in our fiscal year ended January 31, 2015, and $168.6 million in our fiscal year ended January 31, 2014. As of January 31, 2016, we had an accumulated deficit of $732.3 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our datacenter infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

The market for cloud-based enterprise content management and collaboration services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater name recognition, substantially longer operating histories, larger marketing budgets and significantly greater resources than we do. Our competitors include, but are not limited to, Microsoft, Google, Dropbox, Citrix and EMC. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures on our business. If we are unable to achieve our target pricing levels, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products or services. In addition, many of our competitors have established marketing relationships and major distribution agreements with channel partners, consultants, system integrators and resellers. Moreover, many software vendors could bundle products or offer them at lower prices as part of a broader product sale or enterprise license arrangement. Some competitors may offer products or services that address one or a number of business execution functions at lower prices or with greater depth than our services. As a result, our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards or customer requirements. Furthermore, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For any these reasons, we may not be able to compete successfully against our current and future competitors.

If the cloud-based enterprise content management and collaboration market declines or develops more slowly than we expect, our business could be adversely affected.

The cloud-based enterprise content management and collaboration market is not as mature as the on-premise enterprise software market, and it is uncertain whether a cloud-based service like ours will achieve and sustain high levels of customer demand and market acceptance. Because we derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of our cloud-based enterprise content management and collaboration solution, our success will depend to a substantial extent on the widespread adoption of cloud computing in general and of cloud-based content collaboration services in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional enterprise software into their organizations and, therefore, may be reluctant or unwilling to migrate to a cloud-based model for storing, accessing, sharing and managing their content. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the cloud computing market or the entry of competitive services. The expansion of a cloud-based enterprise content management and collaboration market depends on a number of factors, including the cost, performance and perceived value associated with cloud computing, as well as the ability of companies that provide cloud-based services to address security and privacy concerns. If we or other providers of cloud-based services experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based services as a whole, including our services, may be negatively affected. If cloud-based services do not achieve widespread adoption, or there is a reduction in demand for cloud-based services caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenue, harm our growth rates, and adversely affect our business and operating results.

We have experienced rapid growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced a period of rapid growth in our operations and employee headcount. In particular, we grew from 369 employees as of January 31, 2012 to 1,370 employees as of January 31, 2016, and significantly increased the size of our customer base. You should not consider our recent growth as indicative of our future performance. However, we anticipate that we will expand our operations and employee headcount in the near term, including internationally. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. For example, in November 2015, we relocated to our new larger headquarters in Redwood City, California. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business performance and operating results.

Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our services. Any decline in our customer renewals or failure to convince our customers to broaden their use of our services would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. Our customers have no obligation to renew their subscriptions upon expiration, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. Although our retention rate has historically been high, some of our customers have elected not to renew their subscriptions with us.

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

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or offer new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we have recently introduced Box Platform, which allows our customers to leverage Box's powerful content services within their own custom applications, Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box, Box Capture, an app for the enterprise that securely connects an iOS device’s camera to business processes for field and mobile workers, and Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information. The success of enhancements, new features or services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, features or services. Failure in this regard may significantly impair our revenue growth. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

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

If our security measures are or are believed to be breached as a result of third-party action, employee negligence, error or malfeasance, product defects or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity or availability of our customers’ data, we could incur significant liability to our customers and to individuals or organizations whose information is being stored by our customers, and our business may suffer and our reputation may be damaged. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, change frequently and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures. In addition, our customer contracts often include (i) specific obligations that we maintain the availability of the customer’s data through our service and that we secure customer content against unauthorized access or loss, and (ii) indemnity provisions whereby we indemnify our customers for third-party claims asserted against them that result from our failure to maintain the availability of their content or securing the same from unauthorized access or loss. While our customer contracts contain limitations on our liability in connection with these obligations and indemnities, if an actual or perceived security breach occurs, the market perception of the effectiveness of our security measures could be harmed, we could be subject to indemnity or damage claims in certain customer contracts, and we could lose future sales and customers, any of which could harm our business and operating results. Furthermore, while our errors and omissions insurance policies include liability coverage for these matters, if we experienced a widespread security breach that impacted a significant number of our customers for whom we have these indemnity obligations, we could be subject to indemnity claims that exceed such coverage.

As a substantial portion of our sales efforts are increasingly targeted at enterprise customers, our sales cycle may become increasingly lengthier and more expensive, we may encounter greater pricing pressure and implementation and customization challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could harm our business and operating results.

As a substantial portion of our sales efforts are increasingly targeted at enterprise customers, we face greater costs, longer sales cycles and less predictability in the completion of some of our sales. In this market segment, the customer’s decision to use our services may be an enterprise-wide decision, in which case these types of sales require us to provide greater levels of customer education regarding the uses and benefits of our services, as well as education regarding security, privacy, and data protection laws and regulations, especially for those customers in more heavily regulated industries or those with significant international operations. In addition, larger enterprises may demand more customization, integration and support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, which could increase our costs, lengthen our sales cycle and divert our own sales and professional services resources to a smaller number of larger customers. Meanwhile, this would potentially require us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met. Professional services may also be performed by a third party or a combination of our own staff and a third party. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality or interoperability of our services with their own IT environment, we could incur additional costs to address the situation, which could adversely affect our margins. Moreover, any customer dissatisfaction with our services could damage our ability to encourage broader adoption of our services by that customer. In addition, any negative publicity resulting from such situations, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies that could affect our business. For example, the European Commission is considering adoption of a general data protection regulation that would supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. Additionally, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the

U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. Although U.S. and EU authorities reached a political agreement on February 2, 2016, regarding a new potential means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, it is unclear whether the EU-U.S. Privacy Shield will be formally implemented and whether the EU-U.S. Privacy Shield will function as an appropriate means for us to legitimize personal data transfers from the EEA to the U.S. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. In addition, some countries are considering legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically one year, although we also offer our services for terms ranging from one month to three years or more. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during prior quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. However, any such decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our retention rate may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

Our platform must integrate with a variety of operating systems and software applications that are developed by others, and if we are unable to ensure that our solutions interoperate with such systems and applications, our service may become less competitive, and our operating results may be harmed.

We offer our services across a variety of operating systems and through the internet. We are dependent on the interoperability of our platform with third-party mobile devices, desktop and mobile operating systems, as well as web browsers that we do not control. Any changes in such systems, devices or web browsers that degrade the functionality of our services or give preferential treatment to competitive services could adversely affect usage of our services. In order for us to deliver high quality services, it is important that these services work well with a range of operating systems, networks, devices, web browsers and standards that we do not control. In addition, because a substantial number of our users access our services through mobile devices, we are particularly dependent on the interoperability of our services with mobile devices and operating systems. We may not be successful in developing relationships with key participants in the mobile industry or in developing services that operate effectively with these operating systems, networks, devices, web browsers and standards. In the event that it is difficult for our users to access and use our services, our user growth may be harmed, and our business and operating results could be adversely affected.

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

Our quarterly operating results, including the levels of our revenue, billings, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

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
•

seasonal variations in our billings results and sales of our services, which have historically been highest in the fourth quarter of our fiscal year. We expect this trend to continue (and possibly be even more pronounced) for the fiscal year ending January 31, 2017;

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

We have experienced significant growth in the number of users and the amount of data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provisioning of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our services. However, the provision of new hosting infrastructure requires significant lead-time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, changes to our core services architecture, changes to our infrastructure necessitated by legal and compliance requirements governing the storage and transmission of data, human or software errors, viruses, security attacks, fraud, spikes in customer usage, primary and redundant hardware or connectivity failures, dependent data center and other service provider failures and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time, which may harm our reputation and operating results. Furthermore, if we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our revenue.

Interruptions or delays in service from our third-party datacenter hosting facilities could impair the delivery of our services and harm our business.

We currently store our customers’ information within two third-party datacenter hosting facilities located in Northern California. As part of our current disaster recovery arrangements, our production environment and metadata about all of our customers’ data is currently replicated in near real time in a facility located in Las Vegas, Nevada. In addition, all of our customers’ data is replicated on a third-party storage platform located in the U.S. Northwest region. These facilities are located in seismically active regions prone to earthquakes and are also vulnerable to damage or interruption from floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. As we continue to add datacenters and add capacity in our existing datacenters, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, as we continue to grow and scale our business to meet the needs of our customers, additional burdens may be placed on our hosting facilities. In particular, a rapid expansion of our business could cause our network or systems to fail.

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

Our success and ability to compete depend in part on our intellectual property. As of January 31, 2016, we had 26 issued patents in the U.S., 15 issued patents in Great Britain, 2 issued patents in Canada, and 84 pending patent applications in the U.S. and 16 pending patent applications internationally. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the U.S., and we may have to expend significant resources to obtain additional patents as we expand our international operations.

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

We rely on third parties for certain essential financial and operational services. Traditionally, the vast majority of these services have been provided by large enterprise software vendors who license their software to customers. However, we receive many of these services on a subscription basis from various software-as-a-service companies that are smaller and have shorter operating histories than traditional software vendors. Moreover, these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors providing us with services that are always available and are free of errors or defects that could cause disruptions in our business processes, and any failure by these vendors to do so would adversely affect our ability to operate and manage our operations.

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

Our services are becoming increasingly mission-critical for our customers and if they fail to perform properly or if we are unable to scale our services to meet the needs of our customers, our reputation could be adversely affected, our market share could decline and we could be subject to liability claims.

Our core services and our expanded offerings such as Box KeySafe, Box Governance and Box Platform are becoming increasingly mission-critical to our customers’ internal and external business operations, as well as their ability to comply with legal requirements and regulations such as FINRA and HIPAA. These services and offerings are inherently complex and may contain material defects or errors. Any defects either in functionality or that cause interruptions in the availability of our services, as well as user error, could result in:

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. To date, we have not realized a substantial portion of our revenue from customers outside the United States. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, geographic and political risks that are different from those in the United States. Because of our limited experience with international operations and significant differences between international and U.S. markets, our international expansion efforts may not be successful in creating demand for our services outside of the United States or in effectively selling subscriptions to our services in all of the international markets we enter. In addition, we will face specific risks in doing business internationally that could adversely affect our business, including:

•	the need to localize and adapt our services for specific countries, including translation into foreign languages and associated expenses;
•	laws relating to privacy, data protection and data transfer that, among other things, could require that customer data be stored and processed in a designated territory;
•	difficulties in staffing and managing foreign operations;
•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•	new and different sources of competition;
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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, such as alliance partners, distributors, system integrators and developers. For example, we have entered into agreements with partners such as AT&T, IBM, Microsoft and Salesforce to market, resell, integrate with or endorse our services. Identifying partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources. Also, we depend on our ecosystem of system integrators, partners and developers to create applications that will integrate with our platform or permit us to integrate with their product offerings. Our competitors may be effective in providing incentives to third parties to favor their products or services, or to prevent or reduce subscriptions to our services. In some cases, we also compete directly with our partners’ product offerings, and if these partners stop reselling or endorsing our services or impede our ability to integrate our services with their products, our business and operating results could be adversely affected. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of current and potential customers, as our partners may no longer facilitate the adoption of our services by potential customers.

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

We depend on our ecosystem of system integrators, partners and developers to create applications that will integrate with our platform or to allow us to integrate with their products.

We depend on our ecosystem of system integrators, partners and developers to create applications that will integrate with our platform and to allow us to integrate with their products. This presents certain risks to our business, including:

•

we cannot provide any assurance that these third-party applications and products meet the same quality standards that we apply to our own development efforts, and to the extent that they contain bugs or defects, they may create disruptions in our customers’ use of our services or negatively affect our brand;

•

we do not currently provide support for software applications developed by our partner ecosystem, and users may be left without support and potentially cease using our services if these system integrators and developers do not provide adequate support for their applications;

•	we cannot provide any assurance that we will be able to successfully integrate our services with our partners’ products or that our partners will continue to provide us the right to do so; and
•	these system integrators, partners and developers may not possess the appropriate intellectual property rights to develop and share their applications.

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

We believe that our culture has been and will continue to be a key contributor to our success. From January 31, 2012 to January 31, 2016, we increased the size of our workforce by 1,001 employees, and we expect to continue to hire as we expand. If we do not continue to develop our company culture or maintain our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth.

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

Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses and technologies rather than through internal development, including, for example, our acquisitions of Verold, a cloud-based 3D model viewer and editor to make it easy for businesses to create engaging and immersive content experiences for the web and mobile, Subspace, a company that helps IT departments enable employee productivity with secure collaboration and access to data on any device, and MedXT, a company with technology that allows us to display medical images (DICOM) files in an online and mobile viewer. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

Our business depends on the overall demand for enterprise content management and collaboration and on the economic health of our current and prospective customers. The United States and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell our services. Uncertainty about economic conditions in the United States, Europe and other key markets for our services could cause customers to delay or reduce their information technology spending. This could result in reductions in sales of our services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that enterprise content management and collaboration spending levels will increase following any recovery.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the listing standards of the New York Stock Exchange (NYSE). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

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

As of January 31, 2016, we had U.S. federal net operating loss carryforwards of approximately $423.7 million, state net operating loss carryforwards of approximately $392.3 million, and foreign net operating loss carryforwards of approximately $125.6 million. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have in the past experienced an ownership change which has impacted our ability to fully realize the benefit of these net operating loss carryforwards. If we experience additional ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

Generally accepted accounting principles (GAAP) in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of January 31, 2016, including our executive officers, employees and directors and their affiliates, collectively held approximately 95.1% of the voting power of our outstanding capital stock as of such date. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

The market price of our Class A common stock has been and may continue to be volatile, and you could lose all or part of your investment.

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from February 1, 2015 through January 31, 2016, the closing price of our Class A common stock ranged from $9.40 per share to $20.99 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Our corporate headquarters, which includes research and development, sales, marketing, business operations and executive offices, is located in Redwood City, California. It consists of approximately 340,000 square feet of space under a lease that expires in fiscal 2029. We sublease a portion of this space.

We also lease offices in San Francisco, California; Austin, Texas; New York, New York; Amsterdam, Netherlands; London, England; Paris, France; Stockholm, Sweden; and Tokyo, Japan. We intend to procure additional space as we add employees in current locations and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

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

Trial commenced on February 2, 2015. On February 13, 2015, the jury returned a verdict, finding the asserted claims of the File Synchronization patents infringed and were not invalid. The jury awarded damages in favor of Open Text in a lump sum and fully paid-up royalty in the amount of approximately $4.9 million. The Court found no willful infringement of the asserted claims and foreclosed Open Text’s request for a permanent injunction since the jury returned a lump-sum award. On February 19, 2015, Open Text filed a notice of appeal to the United States Court of Appeals for the Federal Circuit from the Court’s Order granting our motion for judgment of invalidity of the Groupware Patents. On March 9, 2015, Open Text filed a first amended notice of appeal from additional orders by the Court. On August 19, 2015, following a July 1, 2015 hearing in which portions of the jury’s verdict were challenged, the Court entered judgment in favor of Open Text with respect to infringement of the asserted claims of the File Synchronization patents in the amount of approximately $4.9 million plus pre-judgment interest, and with respect to validity of the asserted claims of the File Synchronization patents.  The Court also entered judgment in our favor with respect to invalidity of the asserted claims of the Groupware Patents, and no willful infringement with respect to the asserted claims of the File Synchronization patents. We filed a notice of appeal on August 28, 2015, challenging a number of findings in the final judgment entered on August 19, 2015, including the jury’s finding that the Synchronization Patents were infringed and not invalid. On February 4, 2016, Open Text filed its opening brief. Our opening brief is due on April 18, 2016. Open Text’s responsive brief is due on May 31, 2016 and our reply brief is due on June 14, 2016.  The Court has not yet set a date for oral argument. While we intend to continue to defend the lawsuit vigorously and continue to believe we have valid defenses to Open Text’s claims, an adverse outcome to the litigation could result in a material adverse effect on our business.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Class A common stock began trading on the New York Stock Exchange under the symbol “BOX” on January 23, 2015. Prior to that date, there was no public trading market for shares of our Class A common stock. The following table sets forth the high and low sales price per share of our Class A common stock as reported on the New York Stock Exchange for the period indicated:

	High	Low
Year Ended January 31, 2016
Fourth Quarter	$14.38	$9.40
Third Quarter	$15.53	$11.09
Second Quarter	$19.35	$16.29
First Quarter	$20.99	$16.66
Year Ended January 31, 2015
Fourth Quarter (from January 23, 2015)	$24.73	$18.22

Holders of Record

As of February 29, 2016, there were 204 holders of record of our Class A common stock and 312 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Box, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the NASDAQ Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on January 23, 2015, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through January 31, 2016. The returns shown are based on historical results and are not intended to suggest future performance.

	Base
	Period
Company/Index	01/23/2015	01/31/2015	04/30/2015	07/31/2015	10/31/2015	01/31/2016
Box, Inc.	$100	$81	$74	$70	$54	$46
S&P 500 Index	100	97	102	104	103	97
NASDAQ Computer Index	100	96	102	103	107	101

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our consolidated financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$302,704	$216,440	$124,192
Cost of revenue(1)(2)	87,100	47,273	25,974
Gross profit	215,604	169,167	98,218
Operating expenses:
Research and development(2)	102,500	66,402	45,967
Sales and marketing(2)	242,184	207,749	171,188
General and administrative(1)(2)	71,923	61,672	39,843
Total operating expenses	416,607	335,823	256,998
Loss from operations	(201,003)	(166,656)	(158,780)
Remeasurement of redeemable convertible preferred stock warrant liability	—	126	(8,477)
Interest expense, net	(1,157)	(2,009)	(3,705)
Other income (expense), net	(98)	(257)	(26)
Loss before provision (benefit) for income taxes	(202,258)	(168,796)	(170,988)
Provision (benefit) for income taxes	690	(569)	(2,431)
Net loss	(202,948)	(168,227)	(168,557)
Accretion of redeemable convertible preferred stock	—	(11,503)	(341)
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	—	(2,262)	—
Net loss attributable to common stockholders	$(202,948)	$(181,992)	$(168,898)
Net loss per share attributable to common stockholders, basic and diluted	$(1.67)	$(11.48)	$(14.89)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted(3)	121,240	15,854	11,341

(1)	Includes intangible assets amortization as follows:

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Cost of revenue	$5,443	$3,455	$1,813
General and administrative	154	169	174
Total intangible assets amortization	$5,597	$3,624	$1,987

(2)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Cost of revenue	$4,664	$1,492	$450
Research and development	24,696	11,767	3,154
Sales and marketing	19,530	11,616	5,017
General and administrative	10,614	7,054	3,128
Total stock-based compensation	$59,504	$31,929	$11,749

(3)

Upon the closing of Box’s initial public offering on January 28, 2015, 88.1 million shares of Box’s redeemable convertible preferred stock were converted and reclassified to Box’s common stock, in addition, 85,354 shares of Box’s common stock were issued upon the net exercise of a warrant to purchase shares of Box’s redeemable convertible preferred stock.

	January 31,
	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$185,741	$330,436	$108,851
Working capital	69,528	240,176	44,289
Total assets	497,488	492,666	235,429
Deferred revenue, current and non-current	186,413	120,057	90,072
Debt, current and non-current	40,000	40,000	34,000
Redeemable convertible preferred stock warrant liability, current and non-current	—	—	1,346
Redeemable convertible preferred stock	—	—	393,217
Total stockholders’ equity (deficit)	137,901	268,129	(332,512)

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

Overview

Box provides an enterprise content management platform that enables organizations of all sizes to securely manage enterprise content while allowing easy, secure access and sharing of this content from anywhere, on any device. With our Software-as-a-Service (SaaS) cloud-based platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with internal policies and industry regulations. Our platform enables people to securely view, share and collaborate on content, across multiple file formats and media types, without having to open a desktop application or download the content to their mobile device. The software integrates with leading enterprise business applications, and is compatible with multiple application environments, operating systems and devices, ensuring that workers have access to their critical business content whenever and wherever they need it.

We were founded and publicly launched our platform in 2005 with a simple but powerful idea: to make it incredibly easy for people to securely manage, share and collaborate on their most important content online. In 2006, we introduced a free version of our product in order to rapidly grow our user base, and we surpassed one million registered users by July 2007. As users began to bring our solution into the workplace, we learned that businesses were eager for a solution to empower user-friendly content sharing and collaboration in a secure, manageable way. Starting in 2007, we began enhancing our platform to serve businesses and large enterprises, which meant expanding our business functionality with features such as our administrative console, identity integration, activity reporting and full-text search. To further satisfy the requirements of IT departments in large organizations, we began to invest heavily in enhancing the security of our platform. Also in 2007, we began to build an enterprise sales team. The continual evolution of our platform features allowed our sales team to sell into increasingly larger organizations. To empower users to work securely from anywhere, we built native applications for all major mobile platforms. The introduction of our iPad application in 2010 further accelerated enterprise adoption of our platform. In 2012, we introduced our Box OneCloud platform and our Box Embed framework to encourage developers and independent software vendors (ISVs) to build powerful applications that connect to Box, furthering the reach of the Box service. In 2015, we continued to innovate by expanding our offerings to include Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; and Box Platform, which further enables customers and partners to build enterprise apps using the Box Platform. In recent years, we have expanded our global presence, opening our first international office in London in 2012, followed by Paris and Tokyo in 2013. In 2014, we launched Box for Industries to accelerate business transformation in every major industry and we continued to expand our international presence further. We also opened our international offices in Amsterdam and Stockholm in 2015.

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

We have achieved significant growth in a short period of time. Our user base includes over 44 million registered users. We define a registered user as a Box account that has been provisioned to a unique user ID. As of January 31, 2016, over 12% of our registered users were paying users who register as part of a larger enterprise or business account or by using a personal account. We currently have over 57,000 paying organizations, and our solution is offered in 22 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

For the 12 months ended January 31, 2016, 61% of the dollar value of orders for our subscription services were from new enterprise customers and expansion within existing enterprise customers. We consider enterprise customers to be organizations with at least 1,000 employees, as such organizations are the focus of our Enterprise Accounts sales team.

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

For the years ended January 31, 2016, 2015 and 2014, our revenue was $302.7 million, $216.4 million and $124.2 million, respectively, representing year-over-year growth of 40% and 74%, and our net losses were $202.9 million, $168.2 million and $168.6 million, respectively. For the years ended January 31, 2016, 2015 and 2014, revenue from non-U.S. customers represented 18%, 21% and 20% of our revenue, respectively. We expect our revenue from non-U.S. customers to increase at a higher rate than our revenue from U.S. customers over time. Box is headquartered in Redwood City, California and operates offices in California, New York, Texas, Amsterdam, London, Paris, Stockholm and Tokyo.

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

	Year Ended January 31,
	2016	2015	2014
Billings (in thousands)	$369,060	$246,425	$174,165
Billings growth rate	50%	41%	103%
Retention rate (period end)	117%	126%	136%

Billings represent our revenue plus the change in deferred revenue in the period. Billings we record in any particular period reflect sales to new customers plus subscription renewals and expansion within existing customers, and represent amounts invoiced for all of our products and professional services. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. If the customer elects to pay the full subscription amount at the beginning of the period, the total subscription amount for the entire term will be reflected in billings. If the customer elects to be invoiced annually or more frequently, only the amount billed for such period will be included in billings.

We consider billings a significant performance measure and, after adjusting for any shifts in relative payment frequencies, a leading indicator of future revenue. Billings also help investors better understand our sales activity for a particular period, which is not necessarily reflected in our revenue as a result of the fact that we recognize subscription revenue ratably over the subscription term. We monitor billings to manage our business, make planning decisions, evaluate our performance and allocate resources. We believe that billings offers valuable supplemental information regarding the performance of our business and will help investors better understand the sales volumes and performance of our business.

Billings increased 50% in the year ended January 31, 2016 over the year ended January 31, 2015, and 41% in the year ended January 31, 2015 over the year ended January 31, 2014. Billing amounts growth in both periods is primarily driven by the addition of new customers with larger initial deployments and expansion with respect to the number of users within existing customers. The growth rate for our billings increased for the year ended January 31,

2016 compared to the year ended January 31, 2015, primarily due to a higher relative percentage of invoices with prepaid contracts for a service term of more than one year.

For the upcoming fiscal year 2017, to the extent possible, we expect to begin focusing on standardizing more on annual payment frequencies which, over time, we anticipate will mitigate fluctuations in billings which are not correlated to future revenue. This shift will not alter related revenue recognition or the related growth rates of revenue; however, to the extent we see a relatively lower percentage of multi-year prepayments as a result, this shift will naturally cause billings growth to decelerate faster than we would expect revenue growth for the year to decelerate. In addition, as we have gained and expect to continue to gain more traction with large enterprise customers, we also anticipate our quarterly billings to increasingly concentrate in the back half of our fiscal year; especially in Q4. Therefore, while billings continues to be a key business metric for the Company, we expect the relationship of billings and revenue in fiscal year 2017 to be different from the correlation in more recent years and therefore, past results are not expected to be indicative of future results; particularly in the quarterly periods throughout the year. Specifically, we expect our billings growth rate to decelerate faster than we expect revenue growth rates to decelerate.

Retention Rate

We calculate our retention rate as of a period end by starting with the annual contract value (ACV) from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period ACV) and a subscription term of at least 12 months. We then calculate ACV from these same customers as of the current period end (Current Period ACV). Finally, we divide the aggregate Current Period ACV for the trailing 12 month period by the aggregate Prior Period ACV for the trailing 12 month period to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the year ended January 31, 2016. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 117%, 126% and 136% as of January 31, 2016, 2015 and 2014, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% for enterprise customers of the Prior Period ACV for the 12 months ended January 31, 2016, a decrease from the 12 months ended January 31, 2015. Our retention rates consistently exceeded 100% and were primarily attributable to an increase in user expansion, from both enterprise and small and medium business customers. We believe our investments in product, Customer Success, and Box Consulting are driving improvements in customer retention. As we penetrate customer accounts, we expect our rate of growth in expansion to trend down over time but our retention rate to remain above 100% for the foreseeable future.

Reconciliation of Billings to Revenue

To provide investors with additional information regarding our financial results, we have disclosed in the table above and within this report billings, a non-GAAP financial measure. We have provided a reconciliation below of billings to revenue, the most directly comparable GAAP financial measure. We consider billings, after adjusting for any shifts in relative payment frequencies, a significant performance measure and a leading indicator of future revenue. Billings also help investors better understand our sales activity for a particular period, which is not necessarily reflected in our revenue as a result of the fact that we recognize subscription revenue ratably over the subscription term. We monitor billings to manage our business, make planning decisions, evaluate our performance and allocate resources.

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

A reconciliation of billings to revenue, the most directly comparable GAAP financial measure, is presented below:

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
GAAP revenue	$302,704	$216,440	$124,192
Deferred revenue, end of period	186,413	120,057	90,072
Less: deferred revenue, beginning of period	(120,057)	(90,072)	(40,099)
Billings	$369,060	$246,425	$174,165

Components of Results of Operations

Revenue

We derive our revenue from three sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing our cloud-based enterprise content management platform and other subscription-based services, which all include routine customer support; (2) revenue from customers purchasing our premier support package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

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

Revenue is presented net of sales and other taxes we collect on behalf of governmental authorities.

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

General and Administrative. General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, recruiting, information systems and fees for external professional services and cloud based enterprise systems as well as allocated overhead. External professional services fees are primarily comprised of outside legal, litigation, accounting, temporary services, audit and outsourcing services. We expect our general and administrative expense to increase in dollars but decrease as a percentage of revenue over time as we incur additional costs related to operating as a publicly-traded company including systems, audit, legal, regulatory and other related fees.

Remeasurement of Redeemable Convertible Preferred Stock Warrant Liability

The remeasurement of redeemable convertible preferred stock warrant liability includes charges from the change in fair value of our redeemable convertible preferred stock warrant liability as of each period end. These redeemable convertible preferred stock warrants remained outstanding until the exercise of the warrants or the completion of our initial public offering, at which time the warrant liability was remeasured to fair value and reclassified to additional paid-in capital. As of January 31, 2016 and January 31, 2015, there were no longer any redeemable convertible preferred stock warrants outstanding.

Interest Expense, Net

Interest income consists of interest earned on our cash and cash equivalents and marketable securities balances. We have historically invested our cash in overnight deposits and short-term, investment-grade corporate debt and asset-backed securities. Interest expense consists of interest charges, fees on letters of credit and the amortization of capitalized debt issuance costs associated with our outstanding borrowings.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains and losses from foreign currency transactions and other income (expense).

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States offset by the tax benefit recognized from the release of our valuation allowance in connection with certain acquisitions. At January 31, 2016, we had federal and state net operating loss carryforwards (NOLs) of $423.7 million and $392.3 million, which expire at various dates beginning in 2025 and 2016, respectively. We also had foreign net operating loss carryforwards of approximately $125.6 million, which do not expire. Federal and state tax laws impose limitations on the utilization of NOLs in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. In the past, we have experienced an ownership change which has impacted our ability to fully realize the benefit of these NOLs. If we experience additional ownership changes, our ability to utilize our NOLs may be further limited.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$302,704	$216,440	$124,192
Cost of revenue(1)(2)	87,100	47,273	25,974
Gross profit	215,604	169,167	98,218
Operating expenses:
Research and development(2)	102,500	66,402	45,967
Sales and marketing(2)	242,184	207,749	171,188
General and administrative(1)(2)	71,923	61,672	39,843
Total operating expenses	416,607	335,823	256,998
Loss from operations	(201,003)	(166,656)	(158,780)
Remeasurement of redeemable convertible preferred stock warrant liability	—	126	(8,477)
Interest expense, net	(1,157)	(2,009)	(3,705)
Other income (expense), net	(98)	(257)	(26)
Loss before provision (benefit) for income taxes	(202,258)	(168,796)	(170,988)
Provision (benefit) for income taxes	690	(569)	(2,431)
Net loss	$(202,948)	$(168,227)	$(168,557)

(1) Includes intangible assets amortization as follows:
	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Cost of revenue	$5,443	$3,455	$1,813
General and administrative	154	169	174
Total intangible assets amortization	$5,597	$3,624	$1,987

(2) Includes stock-based compensation expense as follows:
	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Cost of revenue	$4,664	$1,492	$450
Research and development	24,696	11,767	3,154
Sales and marketing	19,530	11,616	5,017
General and administrative	10,614	7,054	3,128
Total stock-based compensation	$59,504	$31,929	$11,749

	Year Ended January 31,
	2016	2015	2014
Percentage of Revenue:
Revenue	100%	100%	100%
Cost of revenue(1)(2)	29	22	21
Gross profit	71	78	79
Operating expenses:
Research and development(2)	34	31	37
Sales and marketing(2)	80	96	138
General and administrative(1)(2)	24	28	32
Total operating expenses	138	155	207
Loss from operations	(67)	(77)	(128)
Remeasurement of redeemable convertible preferred stock warrant liability	—	—	(7)
Interest expense, net	—	(1)	(3)
Other income (expense), net	—	—	—
Loss before provision (benefit) for income taxes	(67)	(78)	(138)
Provision (benefit) for income taxes	—	—	(2)
Net loss	(67)%	(78)%	(136)%

(1) Includes intangible assets amortization as follows:
	Year Ended January 31,
	2016	2015	2014

Cost of revenue	2%	2%	1%
General and administrative	—	—	—
Total intangible assets amortization	2%	2%	1%

(2) Includes stock-based compensation expense as follows:
	Year Ended January 31,
	2016	2015	2014

Cost of revenue	2%	1%	—%
Research and development	8	5	3
Sales and marketing	6	5	4
General and administrative	4	3	3
Total stock-based compensation	20%	14%	10%

Comparison of the Years Ended January 31, 2016 and 2015

Revenue

	Year Ended January 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenue	$302,704	$216,440	$86,264	40%

Revenue was $302.7 million for the year ended January 31, 2016, compared to $216.4 million for the year ended January 31, 2015, representing an increase of $86.2 million, or 40%. The increase in revenue was substantially driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by 25% from January 31, 2015 to

January 31, 2016. Also in this period, we experienced increased renewals from and expansion within existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 117% as of January 31, 2016.

Cost of Revenue

	Year Ended January 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$87,100	$47,273	$39,827	84%
Percentage of revenue	29%	22%

Cost of revenue was $87.1 million, or 29% of revenue, for the year ended January 31, 2016, compared to $47.3 million, or 22% of revenue, for the year ended January 31, 2015, representing an increase of $39.8 million, or 84%. The increase in absolute dollars was primarily due to an increase of $9.9 million in employee and related costs and an increase of $3.2 million in stock-based compensation expense resulting from headcount growth in our datacenter operations, customer support, and particularly in our Box Consulting function as a result of our focused efforts to grow our Box Consulting capacity. Headcount in these functions grew from 168 employees as of January 31, 2015 to 229 employees as of January 31, 2016. In addition, there was an increase of $10.1 million in datacenter service costs and an increase of $7.4 million in depreciation of our server equipment as we increased our capacity, an increase of $6.3 million in allocated overhead costs which was primarily driven by the increased headcount as well as the expenses related to our new Redwood City headquarters in addition to the temporarily concurrent expenses related to our former Los Altos headquarters, an increase of $1.3 million in enterprise subscription software expenses, and an increase of $1.1 million in contractors and temporary services expenses. Cost of revenue as a percentage of revenue increased 7 points year-over-year primarily due to our continued investments in our data center infrastructure and Box Consulting to support our expected growth in paying customers and new products, as well as the expenses related to our new Redwood City headquarters in addition to the temporarily concurrent expenses related to our former Los Altos headquarters.

Research and Development

	Year Ended January 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Research and development	$102,500	$66,402	$36,098	54%
Percentage of revenue	34%	31%

Research and development expenses were $102.5 million, or 34% of revenue, for the year ended January 31, 2016, compared to $66.4 million, or 31% of revenue, for the year ended January 31, 2015, representing an increase of $36.1 million, or 54%. The increase in absolute dollars was primarily due to an increase of $12.9 million in stock-based compensation expense and an increase of $11.8 million in employee and related costs as we increased our headcount from 253 employees as of January 31, 2015 to 299 employees as of January 31, 2016 to support continued investment in our product and service offerings and scalability, and an increase of $8.9 million in allocated overhead costs which was primarily driven by the increased headcount as well as the expenses related to our new Redwood City headquarters in addition to the temporarily concurrent expenses related to our former Los Altos headquarters. Research and development expenses as a percentage of revenue increased 3 points year-over-year as we continue to invest in research and development efforts. We expect to continue investing in new features and functionalities.

Sales and Marketing

	Year Ended January 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$242,184	$207,749	$34,435	17%
Percentage of revenue	80%	96%

Sales and marketing expenses were $242.2 million, or 80% of revenue, for the year ended January 31, 2016, compared to $207.7 million, or 96% of revenue, for the year ended January 31, 2015, representing an increase of $34.4 million, or 17%. The increase in absolute dollars was primarily due to an increase of $9.0 million in employee and related costs and an increase of $7.9 million in stock-based compensation expense, as we increased our headcount from 570 employees as of January 31, 2015 to 618 employees as of January 31, 2016, an increase of $8.2 million in sales commissions driven by increased sales, an increase of $6.4 million in allocated overhead costs which was primarily driven by the expenses related to our new Redwood City headquarters in addition to the temporarily concurrent expenses related to our former Los Altos headquarters, an increase of $2.4 million in travel-related expenses, and an increase of $1.4 million in datacenter and other infrastructure costs related to providing Box services to free users. Sales and marketing expenses as a percentage of revenue decreased 16 points year over year due to improved marketing efficiency, as our sales and marketing expenses are generally higher for acquiring new customers as compared to expansions or renewals of existing customer subscriptions, and a decrease in relative cost to support our free users. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will decrease as a percentage of revenue. We continue to invest aggressively to capture our large market opportunity and capitalize on our competitive position, while growing our productivity and efficiency to achieve our long-term margin objectives.

General and Administrative

	Year Ended January 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
General and administrative	$71,923	$61,672	$10,251	17%
Percentage of revenue	24%	28%

General and administrative expenses were $71.9 million, or 24% of revenue, for the year ended January 31, 2016, compared to $61.7 million, or 28% of revenue, for the year ended January 31, 2015, representing an increase of $10.3 million, or 17%. The increase in absolute dollars was primarily due to an increase of $8.8 million in employee and related costs and an increase of $3.6 million in stock-based compensation expense, as we increased our headcount from 167 employees as of January 31, 2015 to 224 employees as of January 31, 2016, and an increase of $5.3 million in allocated overhead costs which was primarily driven by the increased headcount as well as the expenses related to our new Redwood City headquarters in addition to the temporarily concurrent expenses related to our former Los Altos headquarters, offset by a decrease of $8.3 million in litigation related expenses.

Remeasurement of Redeemable Convertible Preferred Stock Warrant Liability

	Year Ended January 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Remeasurement of redeemable convertible preferred stock liability	$—	$126	$(126)	*

*	Not meaningful

There was no remeasurement of redeemable convertible preferred stock warrant liability during the year ended January 31, 2016 as there were no longer any redeemable convertible preferred stock warrants outstanding as of January 31, 2015.

Interest Expense, Net and Other Income (Expense), Net

	Year Ended January 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(1,157)	$(2,009)	$852	(42)%
Other income (expense), net	(98)	(257)	159	*

*	Not meaningful

Interest expense, net decreased by $0.9 million, or 42%, during the year ended January 31, 2016 compared to the year ended January 31, 2015. The decrease was primarily due to lower interest expense incurred on our credit facilities for the year ended January 31, 2016.

Other income (expense), net consisted primarily of foreign currency gains (losses).

Provision (Benefit) for Income Taxes

	Year Ended January 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Provision (benefit) for income taxes	$690	$(569)	$1,259	*

*	Not meaningful

The change in provision (benefit) for income taxes during the year ended January 31, 2016 compared to the year ended January 31, 2015 was primarily due to the discrete tax benefits recognized from the release of our valuation allowance in connection with acquisitions during the year ended January 31, 2015. No such release occurred during the year ended January 31, 2016.

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

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2016. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	Jan. 31, 2016	Oct. 31, 2015	Jul. 31, 2015	Apr. 30, 2015	Jan. 31, 2015	Oct. 31, 2014	Jul. 31, 2014	Apr. 30, 2014
Consolidated Statements of Operations Data:
Revenue	$84,982	$78,651	$73,450	$65,621	$62,639	$57,048	$51,423	$45,330
Cost of revenue(1)(2)	25,681	23,630	20,636	17,153	14,694	12,518	10,833	9,228
Gross profit	59,301	55,021	52,814	48,468	47,945	44,530	40,590	36,102
Operating expenses:
Research and development(2)	26,589	26,324	26,453	23,134	17,987	17,172	16,345	14,898
Sales and marketing(2)	63,257	63,972	58,460	56,495	55,395	55,257	49,657	47,440
General and administrative(1)(2)	19,019	19,757	17,675	15,472	20,396	16,855	12,875	11,546
Total operating expenses	108,865	110,053	102,588	95,101	93,778	89,284	78,877	73,884
Loss from operations	(49,564)	(55,032)	(49,774)	(46,633)	(45,833)	(44,754)	(38,287)	(37,782)
Remeasurement of redeemable convertible preferred stock warrant liability	—	—	—	—	(14)	(54)	461	(267)
Interest expense, net	(384)	(30)	(229)	(514)	(559)	(663)	(382)	(405)
Other income (expense), net	(155)	165	(31)	(77)	(298)	105	(71)	7
Loss before provision (benefit) for income taxes	(50,103)	(54,897)	(50,034)	(47,224)	(46,704)	(45,366)	(38,279)	(38,447)
Provision (benefit) for income taxes	270	220	141	59	29	55	(717)	64
Net loss	(50,373)	(55,117)	(50,175)	(47,283)	(46,733)	(45,421)	(37,562)	(38,511)
Accretion of redeemable convertible preferred stock	—	—	—	—	(3,926)	(5,743)	(1,791)	(43)
Deemed dividends on the conversion of Series F redeemable convertible preferred stock	—	—	—	—	(2,262)	—	—	—
Net loss attributable to common stockholders, basic and diluted	$(50,373)	$(55,117)	$(50,175)	$(47,283)	$(52,921)	$(51,164)	$(39,353)	$(38,554)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.45)	$(0.42)	$(0.40)	$(2.64)	$(3.40)	$(2.71)	$(2.81)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted(3)	123,321	121,796	120,399	119,379	20,041	15,041	14,533	13,734

(1)	Includes intangible assets amortization as follows:

	Three Months Ended
	Jan. 31, 2016	Oct. 31, 2015	Jul. 31, 2015	Apr. 30, 2015	Jan. 31, 2015	Oct. 31, 2014	Jul. 31, 2014	Apr. 30, 2014
	(in thousands)
Cost of revenue	$1,433	$1,431	$1,472	$1,107	$1,078	$966	$758	$653
General and administrative	37	39	39	39	41	43	43	42
Total intangible assets amortization	$1,470	$1,470	$1,511	$1,146	$1,119	$1,009	$801	$695

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Jan. 31, 2016	Oct. 31, 2015	Jul. 31, 2015	Apr. 30, 2015	Jan. 31, 2015	Oct. 31, 2014	Jul. 31, 2014	Apr. 30, 2014
	(in thousands)
Cost of revenue	$1,500	$1,272	$1,041	$851	$390	$472	$404	$226
Research and development	6,675	6,455	6,303	5,263	3,547	3,207	3,005	2,008
Sales and marketing	5,500	5,005	4,742	4,283	3,310	3,122	3,119	2,065
General and administrative	2,982	2,672	2,642	2,318	2,338	1,712	1,551	1,453
Total stock-based compensation	$16,657	$15,404	$14,728	$12,715	$9,585	$8,513	$8,079	$5,752

(3)

Upon the closing of Box’s initial public offering on January 28, 2015, 88.1 million shares of Box’s redeemable convertible preferred stock were converted and reclassified to Box’s common stock, in addition, 85,354 shares of Box’s common stock were issued upon the net exercise of a warrant to purchase shares of Box’s redeemable convertible preferred stock.

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

Quarterly Costs and Expenses Trends

Total costs and expenses generally increased sequentially for all periods presented, primarily due to the addition of personnel in connection with the expansion of our business. Sales and marketing expenses generally grew sequentially over the periods with higher increases in the second half of the fiscal year as our commissions and marketing costs accelerate with the increase in our customer ordering activity in the second half of our fiscal years. General and administrative costs generally increased in recent quarters due to higher professional service fees associated with being a public company.

Our quarterly operating results may fluctuate due to various factors affecting our performance. As noted above, we recognize revenue from subscription fees ratably over the term of the contract. Therefore, changes in our contracting activity in the near term may not be apparent as a change to our reported revenue until future periods. Most of our expenses are recorded as period costs, and thus, factors affecting our cost structure may be reflected in our financial results sooner than changes to our revenue. In addition, we generally incur higher sales and marketing expenses in our third fiscal quarter due to our annual users’ conference.

Liquidity and Capital Resources

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(66,321)	$(84,900)	$(91,769)
Net cash used in investing activities	(80,861)	(38,883)	(32,185)
Net cash provided by financing activities	2,513	345,439	105,165

As of January 31, 2016, we had cash and cash equivalents of $185.7 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We may continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business.

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

In January 2015, we completed an initial public offering of our Class A common stock. We received net proceeds of $187.2 million after deducting underwriting discounts and commissions of $14.1 million but before deducting offering costs of $5.7 million, of which $2.9 million and $588,000, respectively, was paid in the years ended January 31, 2015 and 2014, and the remaining $2.2 million were paid after January 31, 2015.

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

The December 2015 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit is required for the December 2015 Facility, we are eligible for the lowest interest rate if we maintain at least $40 million in deposits with the lender.  In addition, there is an annual fee of 0.2% on the total commitment amount.  At closing, we drew $40.0 million at 1.82% (six month LIBOR plus 1.25%) which we used to repay the outstanding principal balance under the August 2013 Facility. Borrowings under the December 2015 Facility are collateralized by substantially all of our assets in the United States. It also contains various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as customary limitations on dispositions, mergers or consolidations and other corporate activities.

Operating Activities

For the year ended January 31, 2016, cash used in operating activities was $66.3 million. The primary factors affecting our operating cash flows during this period were our net loss of $202.9 million, partially offset by non-cash charges of $59.5 million for stock-based compensation, $40.4 million for depreciation and amortization of our property and equipment and intangible assets, $15.8 million for amortization of deferred commissions, and net cash inflows of $19.8 million provided by changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $66.4 million increase in deferred revenue, a $32.4 million increase in deferred rent, and a $17.9 million increase in accrued expenses and other liabilities, partially offset by a $45.4 million increase in accounts receivable, a $25.7 million increase in prepaid expenses and other assets, and a $21.7 million increase in deferred commissions. The increase in deferred revenue was primarily due to the growth in the number of paying customers and increased renewals and expansion of our existing customers as they broadened their deployment of our services. The increase in deferred commissions was due to higher sales. The increase in accounts receivable was due to higher sales and the timing of our cash collections during the period.

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

Investing Activities

Cash used in investing activities of $80.9 million for the year ended January 31, 2016 was primarily due to $112.5 million of purchases of marketable securities, $72.9 million of capital expenditures, and $0.3 million of payments for acquisitions and purchases of intangible assets, net of cash acquired, partially offset by $104.8 million of proceeds from sales and maturities of marketable securities. For the year ended January 31, 2016, we experienced significantly higher capital expenditures in connection with building improvements incurred for our new Redwood City Headquarters which we moved into in November 2015. We expect for fiscal year 2017 that our capital expenditures will decrease considerably from those in fiscal year 2016 as we our capital expenditures return again to investments which primarily support infrastructure for providing Box services to our customers.

Cash used in investing activities of $38.9 million for the year ended January 31, 2015 was primarily due to capital expenditures.

Cash used in investing activities of $32.2 million for the year ended January 31, 2014 was due to $24.4 million in capital expenditures and $7.8 million in connection with the acquisition of Crocodoc and other intangible assets.

Financing Activities

Cash provided by financing activities of $2.5 million for the year ended January 31, 2016 was primarily due to $10.3 million proceeds from issuances of common stock under our 2015 ESPP and $7.0 million proceeds from exercise of stock options, partially offset by $10.4 million of employee payroll taxes paid related to net share settlement of restricted stock units, $2.2 million of payments of offering costs related to our initial public offering, $2.0 million of payments of capital lease obligations, and $0.1 million net payment of borrowings.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of January 31, 2016:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt(1)	$41,420	$808	$40,612	$—	$—
Operating lease obligations, net of sublease income amounts (2)	271,767	14,190	40,210	47,904	169,463
Capital leases(3)	12,460	4,977	7,483	—	—
Purchase obligations(4)	20,679	14,517	6,162	—	—
Total	$346,326	$34,492	$94,467	$47,904	$169,463

(1)	Includes interest and unused commitment fee on our line of credit.
(2)

Includes operating lease obligations for our buildings. As of January 31, 2016, we anticipated receiving sublease income of $13.7 million over the next three years from tenants in certain of our leased facilities.  The amounts set forth in the table above are net of these sublease income amounts.

(3)	Includes obligations related to our datacenter hardware.
(4)	Purchase obligations relate primarily to datacenter operations and sales and marketing activities.

Off-Balance Sheet Arrangements

Through January 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition

We derive our revenue from three sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing our cloud-based enterprise content management platform and other subscription-based services, which all include routine customer support; (2) revenue from customers purchasing our premier support package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

We recognize revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;
•	the service has been provided to the customer;
•	the collection of fees is reasonably assured; and
•	the amount of fees to be paid by the customer is fixed or determinable.

We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. Our subscription and support contracts are typically non-cancellable and do not contain refund-type provisions. Revenue is presented net of sales and other taxes we collect on behalf of governmental authorities.

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

•	Dividend Yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero.

The following table summarizes the assumptions relating to our stock options and ESPP purchase rights, as follows:

	Year Ended
	January 31,
	2016			2015			2014
Employee Stock Options
Expected term (in years)	5.5	–	6.1	5.7	–	6.2	4.9	–	6.3
Risk-free interest rate	1.5%	–	1.9%	1.8%	–	2.1%	0.8%	–	1.9%
Volatility	42%	–	44%	45%	–	49%	48%	–	57%
Dividend yield			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	–	2.0	0.6	–	2.1			—
Risk-free interest rate	0.2%	–	0.8%	0.1%	–	0.6%			—
Volatility	33%	–	41%	37%	–	41%			—
Dividend yield			0%			0%			—

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of January 31, 2016, no impairment of goodwill has been identified.

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

Recent Accounting Pronouncement

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to put most leases on their balance sheet while recognizing expense in a manner similar to existing accounting. The new accounting guidance is effective for our fiscal period beginning February 1, 2019 and early adoption is permitted. We are currently reviewing the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for our fiscal beginning February 1, 2018. Early adoption is permitted only for certain portions of the ASU related to financial liabilities. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes,  to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The new guidance has been adopted on a prospective basis by the Company for the year ended January 31, 2016, thus resulting in the reclassification of current deferred tax assets to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on our consolidated results of income and comprehensive income.

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

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for our fiscal year beginning February 1, 2019, at which time we may adopt the new standard under either the full retrospective method or the modified retrospective method. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and have not determined whether the effect will be material.

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

Our reconciliation of the non-GAAP financial measures for years ended January 31, 2016, 2015 and 2014 are as follows (in thousands, except for share numbers):

	Year Ended January 31,
	2016	2015	2014
	(in thousands)
GAAP operating loss	$(201,003)	$(166,656)	$(158,780)
Stock-based compensation	59,504	31,929	11,749
Intangible assets amortization	5,597	3,624	1,987
Expenses related to a legal verdict(1)	1,586	3,900	—
Non-GAAP operating loss	$(134,316)	$(127,203)	$(145,044)

GAAP operating margin	(66)%	(77)%	(128)%
Stock-based compensation	20	15	9
Intangible assets amortization	1	1	2
Expenses related to a legal verdict(1)	1	2	—
Non-GAAP operating margin	(44)%	(59)%	(117)%

GAAP net loss	$(202,948)	$(168,227)	$(168,557)
Stock-based compensation	59,504	31,929	11,749
Intangible assets amortization	5,597	3,624	1,987
Expenses related to a legal verdict(1)	1,586	3,900	—
Remeasurement of redeemable convertible preferred stock warrant liability	—	(126)	8,477
Non-GAAP net loss	$(136,261)	$(128,900)	$(146,344)

GAAP net loss attributable to common stockholders	$(202,948)	$(181,992)	$(168,898)
Stock-based compensation	59,504	31,929	11,749
Intangible assets amortization	5,597	3,624	1,987
Expenses related to a legal verdict(1)	1,586	3,900	—
Remeasurement of redeemable convertible preferred stock warrant liability	—	(126)	8,477
Accretion of redeemable convertible preferred stock	—	11,503	341
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	—	2,262	—
Non-GAAP net loss attributable to common stockholders	$(136,261)	$(128,900)	$(146,344)

GAAP net loss per share attributable to common stockholders, basic and diluted	$(1.67)	$(11.48)	$(14.89)
Stock-based compensation	0.49	2.01	1.04
Intangible assets amortization	0.05	0.23	0.17
Expenses related to a legal verdict(1)	0.01	0.25	—
Remeasurement of redeemable convertible preferred stock warrant liability	—	(0.01)	0.75
Accretion of redeemable convertible preferred stock	—	0.73	0.03
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	—	0.14	—
Non-GAAP net loss per share attributable to common stockholders, basic and diluted	$(1.12)	$(8.13)	$(12.90)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted(2)	121,240	15,854	11,341

(1)	Included in general and administrative expenses in the consolidated statements of operations.

(2)

Upon the closing of Box’s initial public offering on January 28, 2015, 88.1 million shares of Box’s redeemable convertible preferred stock were converted and reclassified to Box’s common stock, in addition, 85,354 shares of Box’s common stock were issued upon the net exercise of a warrant to purchase shares of Box’s redeemable convertible preferred stock.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents and marketable securities of $193.1 million as of January 31, 2016. Our cash equivalents and marketable securities primarily consist of short-term, investment-grade corporate debt and asset-backed securities. All cash equivalents and marketable securities are recorded at their estimated fair value.

The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash, cash equivalents and marketable securities. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our marketable securities. Due to the short-term duration of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

In December 2015, we entered into a new revolving credit facility (December 2015 Facility) in the amount of up to $40.0 million maturing in December 2017. The December 2015 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit is required for the December 2015 Facility, we are eligible for the lowest interest rate if we maintain at least $40 million in deposits with the lender.

Interest rate risk also reflects our exposure to movements in interest rates associated with the December 2015 Facility. As of January 31, 2016, we had total debt outstanding with a carrying amount of $40 million which approximates fair value. A hypothetical 10% increase or decrease in interest rates after January 31, 2016 would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, British Pounds, Euros, Japanese Yen and Canadian dollars. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-USD cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the years ended January 31, 2016, 2015 and 2014.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Box, Inc.

We have audited the accompanying consolidated balance sheets of Box, Inc. as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Box, Inc. at January 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Box, Inc.’s internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 30, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Box, Inc.

We have audited Box, Inc.’s internal control over financial reporting as of  January 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). Box, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Box, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Box, Inc. and our report dated March 30, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 30, 2016

BOX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$185,741	$330,436
Marketable securities	7,379	—
Accounts receivable, net of allowance of $3,678 and $3,858	99,542	54,174
Prepaid expenses and other current assets	14,729	12,132
Deferred commissions	12,603	9,487
Total current assets	319,994	406,229
Property and equipment, net	120,492	58,446
Intangible assets, net	3,895	6,343
Goodwill	14,301	11,242
Restricted cash	27,952	3,367
Other long-term assets	10,854	7,039
Total assets	$497,488	$492,666
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,862	$17,486
Accrued compensation and benefits	35,631	20,486
Accrued expenses and other current liabilities	31,926	16,862
Capital lease obligations, current	4,698	625
Deferred revenue	168,051	107,893
Deferred rent	298	2,701
Total current liabilities	250,466	166,053
Debt, non-current	40,000	40,000
Capital lease obligations, non-current	7,316	1,238
Deferred revenue, non-current	18,362	12,164
Deferred rent, non-current	41,674	3,890
Other long-term liabilities	1,769	1,192
Total liabilities	359,587	224,537
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of January 31, 2016 and January 31, 2015	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized, 42,266 shares issued and outstanding as of January 31, 2016; 1,000,000 shares authorized, 14,455 shares issued and outstanding as of January 31, 2015	4	1
Class B common stock, par value $0.0001 per share; 200,000 shares authorized, 81,855 shares issued and outstanding as of January 31, 2016; 200,000 shares authorized, 105,200 shares issued and outstanding as of January 31, 2015 (including common stock subject to repurchase, see Note 10)	8	11
Additional paid-in capital	871,491	798,743
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive loss	(84)	(56)
Accumulated deficit	(732,341)	(529,393)
Total stockholders’ equity	137,901	268,129
Total liabilities and stockholders’ equity	$497,488	$492,666

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2016	2015	2014
Revenue	$302,704	$216,440	$124,192
Cost of revenue	87,100	47,273	25,974
Gross profit	215,604	169,167	98,218
Operating expenses:
Research and development	102,500	66,402	45,967
Sales and marketing	242,184	207,749	171,188
General and administrative	71,923	61,672	39,843
Total operating expenses	416,607	335,823	256,998
Loss from operations	(201,003)	(166,656)	(158,780)
Remeasurement of redeemable convertible preferred stock warrant liability	—	126	(8,477)
Interest expense, net	(1,157)	(2,009)	(3,705)
Other income (expense), net	(98)	(257)	(26)
Loss before provision (benefit) for income taxes	(202,258)	(168,796)	(170,988)
Provision (benefit) for income taxes	690	(569)	(2,431)
Net loss	(202,948)	(168,227)	(168,557)
Accretion of redeemable convertible preferred stock	—	(11,503)	(341)
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	—	(2,262)	—
Net loss attributable to common stockholders	$(202,948)	$(181,992)	$(168,898)
Net loss per common share attributable to common stockholders, basic and diluted	$(1.67)	$(11.48)	$(14.89)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	121,240	15,854	11,341

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended January 31,
	2016	2015	2014
Net loss	$(202,948)	$(168,227)	$(168,557)
Other comprehensive income (loss)*:
Changes in foreign currency translation adjustment	(26)	(71)	15
Net change in unrealized gains on available-for-sale investments	(2)	—	—
Other comprehensive income (loss)*:	(28)	(71)	15
Comprehensive loss	$(202,976)	$(168,298)	$(168,542)

*	Tax effect was not material

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	(Deficit)
Balance as of January 31, 2013	69,999	$281,899	10,429	$1	$10,129	$(1,177)	$—	$(192,609)	$(183,656)
Issuance of Series E-1 redeemable convertible preferred stock for cash, net of issuance costs of $36	5,555	99,944	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock upon exercise of Series B redeemable convertible preferred stock warrants	423	6,669	—	—	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock upon exercise of Series C redeemable convertible preferred stock warrants	199	3,168	—	—	—	—	—	—	—
Issuance of Series D-1 redeemable convertible preferred stock upon exercise of Series D-1 redeemable convertible preferred stock warrants	62	1,196	—	—	—	—	—	—	—
Issuance of common stock in connection with Crocodoc acquisition	—	—	813	—	4,742	—	—	—	4,742
Issuance of common stock upon stock option exercises	—	—	2,268	—	2,077	—	—	—	2,077
Stock-based compensation related to stock awards	—	—	395	—	11,749	—	—	—	11,749
Issuance of common stock in connection with the purchase of intangible assets	—	—	50	—	324	—	—	—	324
Vesting of early exercised stock options	—	—	—	—	1,135	—	—	—	1,135
Accretion of redeemable convertible preferred stock to redemption value	—	341	—	—	(341)	—	—	—	(341)
Other comprehensive income	—	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	—	(168,557)	(168,557)
Balance as of January 31, 2014	76,238	393,217	13,955	1	29,815	(1,177)	15	(361,166)	(332,512)
Issuance of Series F redeemable convertible preferred stock for cash, net of issuance costs of $386	7,500	149,614	—	—	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock upon net exercise of Series A redeemable convertible preferred stock warrants	85	1,220	—	—	—	—	—	—	—
Issuance of common stock upon stock option exercises	—	—	2,307	—	5,918	—	—	—	5,918
Issuance of common stock in connection with fiscal 2015 acquisitions	—	—	409	—	5,239	—	—	—	5,239
Stock-based compensation related to stock awards	—	—	343	—	31,929	—	—	—	31,929
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	—	—	38	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	—	—	(359)	—	—	—	(359)
Vesting of early exercised stock options	—	—	—	—	684	—	—	—	684
Accretion of redeemable convertible preferred stock to redemption value	—	11,503	—	—	(11,503)	—	—	—	(11,503)
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	4,405	2,262	—	—	(2,262)	—	—	—	(2,262)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	(Deficit)
Conversion of redeemable convertible preferred stock to common stock	(88,228)	(557,816)	88,228	9	557,807	—	—	—	557,816
Issuance of common stock upon Initial public offering, net of offering costs	—	—	14,375	2	181,475	—	—	—	181,477
Other comprehensive loss	—	—	—	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	—	—	(168,227)	(168,227)
Balance as of January 31, 2015	—	—	119,655	12	798,743	(1,177)	(56)	(529,393)	268,129
Issuance of common stock upon stock option exercises	—	—	2,197	—	7,164	—	—	—	7,164
Issuance of common stock in connection with fiscal 2016 acquisitions	—	—	344	—	6,108	—	—	—	6,108
Stock-based compensation related to stock awards	—	—	—	—	59,504	—	—	—	59,504
Vesting of restricted stock units and restricted stock awards, net of shares withheld for employee payroll taxes	—	—	1,016	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units and restricted stock awards	—	—	—	—	(10,436)	—	—	—	(10,436)
Restricted stock awards granted to non-employees	—	—	11	—	—	—	—	—	—
Restricted stock awards forfeited due to termination	—	—	(13)	—	—	—	—	—	—
Vesting of shares subject to repurchase	—	—	—	—	126	—	—	—	126
Repurchase of shares	—	—	(24)	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	—	—	935	—	10,282	—	—	—	10,282
Other comprehensive loss	—	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	—	(202,948)	(202,948)
Balance as of January 31, 2016	—	$—	124,121	$12	$871,491	$(1,177)	$(84)	$(732,341)	$137,901

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(202,948)	$(168,227)	$(168,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,394	29,019	17,867
Stock-based compensation expense	59,504	31,929	11,749
Amortization of deferred commissions	15,816	12,079	13,500
Remeasurement of redeemable convertible preferred stock warrant liability	—	(126)	8,477
Release of deferred tax valuation allowance	—	(1,117)	(2,590)
Other	1,089	278	212
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(45,368)	(11,487)	(25,157)
Deferred commissions	(21,725)	(16,187)	(13,999)
Prepaid expenses and other assets, current and noncurrent	(25,717)	(2,521)	(3,792)
Accounts payable	(4,022)	3,231	(3,177)
Accrued expenses and other liabilities	17,943	6,952	24,055
Deferred rent	32,357	1,292	(330)
Deferred revenue	66,356	29,985	49,973
Net cash used in operating activities	(66,321)	(84,900)	(91,769)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(112,521)	—	—
Sales of marketable securities	78,427	—	—
Maturities of marketable securities	26,370	—	—
Purchases of property and equipment	(72,939)	(38,681)	(24,424)
Proceeds from sale of property and equipment	73	—	—
Acquisitions and purchases of intangible assets, net of cash acquired	(271)	(202)	(7,761)
Net cash used in investing activities	(80,861)	(38,883)	(32,185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	(2,172)	184,237	(588)
Proceeds from borrowings, net of borrowing costs	39,860	12,000	32,744
Principal payments on borrowings	(40,000)	(6,000)	(30,971)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	149,614	99,944
Proceeds from exercise of redeemable convertible preferred stock warrants	—	—	1,033
Proceeds from exercise of stock options, net of repurchases of early exercised stock options	7,015	6,016	3,003
Proceeds from issuances of common stock under employee stock purchase plan	10,282	—	—
Employee payroll taxes paid related to net share settlement of restricted stock units	(10,436)	(359)	—
Payments of capital lease obligations	(2,036)	(69)	—
Net cash provided by financing activities	2,513	345,439	105,165
Effect of exchange rate changes on cash and cash equivalents	(26)	(71)	15
Net increase (decrease) in cash and cash equivalents	(144,695)	221,585	(18,774)
Cash and cash equivalents, beginning of period	330,436	108,851	127,625
Cash and cash equivalents, end of period	$185,741	$330,436	$108,851
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$1,183	$1,099	$3,461
Cash paid for income taxes, net of tax refunds	832	157	86
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	$—	$557,816	$—
Accretion of redeemable convertible preferred shares	—	11,503	341
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	—	2,262	—
Change in accrued equipment purchases	10,766	2,110	2,768
Purchases of property and equipment under capital lease	13,138	1,952	—
Issuance of redeemable convertible preferred stock upon exercise of Series A redeemable convertible preferred stock warrants	—	1,220	10,000
Issuance of common stock in connection with acquisitions and purchases of intangible assets	6,108	5,239	5,066
Vesting of early exercised stock options and restricted stock	127	684	1,135
Change in unpaid deferred offering costs	(2,172)	417	1,755

See notes to consolidated financial statements

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

We were incorporated in the state of Washington in April 2005, and were reincorporated in the state of Delaware in March 2008. We changed our name from Box.Net, Inc. to Box, Inc. in November 2011. Box provides an enterprise content management platform that enables organizations of all sizes to securely manage enterprise content while allowing easy, secure access and sharing of this content from anywhere, on any device.

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

Initial Public Offering

In January 2015 we completed our initial public offering (IPO) in which we issued and sold 14,375,000 shares of Class A common stock, including 1,875,000 shares to cover an over-allotment option, at a public offering price of $14.00 per share. We received net proceeds of $187.2 million after deducting underwriting discounts and commissions of $14.1 million but before deducting offering costs of $5.7 million, of which $2.9 million and $588,000, respectively, was paid in the years ended January 31, 2015 and 2014, and the remaining $2.2 million was paid after January 31, 2015. In addition, in connection with our IPO:

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

•

7,500,000 shares of our then-outstanding Series F redeemable convertible preferred stock were converted and reclassified into 11,904,759 shares of our Class B common stock. Included in this amount were incremental shares issued in accordance with the contractual conversion rights of our Series F redeemable convertible preferred stock. The additional shares resulted in a beneficial conversion feature, and we recorded a $2.3 million deemed dividend to Series F redeemable convertible preferred stockholders upon the IPO.

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

Revenue Recognition

We derive our revenue from three sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing our cloud-based enterprise content management platform and other subscription-based services, which all include routine customer support; (2) revenue from customers purchasing our premier support package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

We recognize revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;
•	the service has been provided to the customer;
•	the collection of fees is reasonably assured; and
•	the amount of fees to be paid by the customer is fixed or determinable.

We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. Our subscription and support contracts are typically non-cancellable and do not contain refund-type provisions. Revenue is presented net of sales and other taxes we collect on behalf of governmental authorities.

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

We deferred sales commissions costs of $21.7 million, $16.2 million and $14.0 million during the years ended January 31, 2016, 2015 and 2014, and amortized $15.8 million, $12.1 million and $13.5 million of deferred commissions during the same periods.

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

We sell to a broad range of customers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for accounts receivable based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are reasonably assured based on the size, industry diversification, financial condition and past transaction history of our customers. As of January 31, 2016 and 2015, no single customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue in any of the years ended January 31, 2016, 2015 and 2014.

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

Geographic Locations

For the year ended January 31, 2016, January 31, 2015 and January 31, 2014 revenue attributed to the United States was 82%, 79% and 80%, respectively. No other country outside of the United States comprised 10% or greater of our revenue for the year ended January 31, 2016, January 31, 2015 and January 31, 2014.

Substantially all of our net assets are located in the United States. As of January 31, 2016 and 2015, property and equipment located in the United States was approximately 99% and 98%, respectively.

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

Restricted Cash

Restricted cash is comprised of certificates of deposit related to our credit card processing and leases. These restricted cash balances have been excluded from our cash and cash equivalents balance and is classified as restricted cash on our consolidated balance sheets. The amount of restricted cash as of January 31, 2016 and 2015 was $28.0 million and $3.4 million, respectively, which was classified as non-current.

Marketable Securities

Our marketable securities consist of short-term, investment-grade corporate debt and asset-backed securities. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Gross realized gains and losses on marketable securities were not material for the year ended January 31, 2016. We held no marketable securities during the years ended January 31, 2015 and 2014.

Fair Value of Financial Instruments

Our financial assets and financial liabilities which include cash equivalents, marketable securities, restricted cash and redeemable convertible preferred stock warrants are measured and recorded at fair value on a recurring basis. We measure certain other assets including our non-marketable equity securities at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. Our other current financial assets have fair values which approximate their carrying value due to their short term maturities.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to three years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation commences once the asset is placed in service. Construction in progress is primarily related to the construction or development of property and equipment which have not yet been placed in service for their intended use.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of January 31, 2016, no impairment of goodwill has been identified.

Acquired finite-lived intangible assets are typically amortized on a straight-line basis over the estimated useful lives of the assets, which is generally two to seven years.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the years ended January 31, 2016, 2015 and 2014 were $28.5 million, $28.6 million and $25.0 million and, respectively.

Stock-Based Compensation

We determine the fair value of stock options and purchase rights issued to employees under our 2015 Equity Incentive Plan (2015 Plan) and 2015 Employee Stock Purchase Plan (2015 ESPP), on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected common stock price volatility over the term of the awards, the expected term of the awards, risk-free interest rates and the expected dividend yield. Prior to our IPO in January 2015, the fair value of restricted stock units and restricted stock was determined by the estimated fair value of our common stock at the time of grant. We use the market closing price of our Class A common stock as reported on the New York Stock Exchange for the fair value of restricted stock units and restricted stock granted after our IPO.

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

Redeemable Convertible Preferred Stock Warrant Liability

We account for freestanding warrants to purchase shares of our redeemable convertible preferred stock as a liability on the consolidated balance sheets. The redeemable convertible preferred stock warrants are recorded as a liability because the underlying shares of redeemable convertible preferred stock are optionally redeemable and, therefore, may obligate us to transfer assets at some point in the future. The warrants are recorded at fair value upon issuance and are subject to remeasurement to fair value at each balance sheet date, with any change in fair value recognized as a separate line item on the consolidated statements of operations. We recognized a remeasurement gain of $126,000 for the year ended January 31, 2015. We recognized remeasurement losses of $8.5 million for the year ended January 31, 2014. In connection with our IPO, we reclassified the redeemable convertible preferred stock warrant liability to additional paid-in capital (see Note 9). As of January 31, 2016 and 2015, there were no longer any redeemable convertible preferred stock warrants outstanding.

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

Recent Accounting Pronouncement

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to put most leases on their balance sheet while recognizing expense in a manner similar to existing accounting. The new accounting guidance is effective for our fiscal year beginning February 1, 2019 and early adoption is permitted. We are currently reviewing the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for our fiscal year beginning February 1, 2018. Early adoption is permitted only for certain portions of the ASU related to financial liabilities. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The new guidance has been adopted on a prospective basis by the Company for the year ended January 31, 2016, thus resulting in the reclassification of current deferred tax assets to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on our consolidated results of income and comprehensive income.

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

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for our fiscal year beginning February 1, 2019, at which time we may adopt the new standard under either the full retrospective method or the modified retrospective method. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and have not determined whether the effect will be material.

Note 3. Marketable Securities and Fair Value Measurements

Marketable Securities

We held no marketable securities as of January 31, 2015. The following is a summary of our marketable securities as of January 31, 2016 (in thousands).

	January 31, 2016
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Corporate debt securities	$5,560	$—	$(1)	$5,559
Asset-backed securities	1,821	—	(1)	1,820
	$7,381	$—	$(2)	$7,379

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. None of our marketable securities had been in an unrealized loss position for greater than 12 months as of January 31, 2016.

Based on our evaluation of available evidence we concluded that the gross unrealized losses on our marketable securities as of January 31, 2016, are temporary in nature.

The amortized cost and estimated fair value of our marketable securities as of January 31, 2016 are shown below by contractual maturity (in thousands).

	January 31, 2016
	Amortized	Estimated
	Cost	Fair Value
Less than one year	$5,560	$5,559
Due in one to five years	1,821	1,820
	$7,381	$7,379

During the year ended January 31, 2016, we sold marketable securities for a total proceeds of $78.4 million. Net realized gains and losses from sales of our marketable securities for the year ended January 31, 2016 were not significant.

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

The following tables set forth the fair value of our financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2016 and 2015, using the above input categories (in thousands):

	January 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities:
Corporate debt securities	$—	$5,559	$—	$5,559
Asset-backed securities	—	1,820	—	1,820
Restricted cash:
Certificates of deposit	—	26,968	—	26,968
Money market funds	984	—	—	984
Total assets measured at fair value	$984	$34,347	$—	$35,331

	January 31, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets
Restricted cash:
Certificates of deposit	$—	$3,367	$—	$3,367
Total assets measured at fair value	$—	$3,367	$—	$3,367

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

The following table provides a roll-forward of the fair value of the redeemable convertible preferred stock warrants categorized as Level 3 (in thousands):

Balance at January 31, 2013	$2,869
Remeasurement	8,477
Exercise of redeemable convertible preferred stock warrants	(10,000)
Balance at January 31, 2014	1,346
Remeasurement	(126)
Exercise of redeemable convertible preferred stock warrants	(1,220)
Balance at January 31, 2015	$—

There was no redeemable preferred stock warrants activity during the year ended January 31, 2016.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	January 31,
	2016	2015
Servers	$111,015	$81,068
Leasehold improvements	70,106	13,400
Computer hardware and software	11,009	8,724
Furniture and fixtures	10,461	5,046
Construction in progress	4,808	4,815
Total property and equipment	207,399	113,053
Less: accumulated depreciation	(86,907)	(54,607)
Total property and equipment, net	$120,492	$58,446

As of January 31, 2016, the gross carrying amount of property and equipment includes $13.9 million of servers and $1.2 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $2.4 million. As of January 31, 2015, the gross carrying amount of property and equipment includes $1.9 million of servers and $69,000 of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $140,000.

Depreciation expense related to property and equipment was $34.8 million, $25.4 million and $15.9 million for the years ended January 31, 2016, 2015 and 2014, respectively. Included in these amount were depreciation expense for servers acquired under capital leases in the amount of $2.3 million, $140,000 and $0, for the same periods respectively. Construction in progress primarily consists of servers, networking equipment and storage infrastructure being provisioned in our third party datacenter hosting facilities as well as leasehold improvements. In addition, the amounts of interest capitalized to property and equipment were $400,000, $311,000 and $284,000 for the years ended January 31, 2016, 2015 and 2014, respectively.

Note 5. Acquisition

Fiscal 2016 Acquisitions

Verold Inc.

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

Other Acquisitions

During the year ended January 31, 2016, we purchased and licensed certain assets of two other companies for an aggregate purchase price of $764,000. We accounted for these transactions as business combinations. In allocating the purchase consideration based on estimated fair values, we recorded $349,000 of developed technology and $415,000 of goodwill. Goodwill for these acquisitions is deductible for U.S. income tax purposes. Developed technology is being amortized on a straight-line basis over an estimated useful life of two years. These acquisitions are expected to enhance our Box service by leveraging the acquired companies’ technologies, along with gaining access to their key talent. Aggregate transaction costs related to these acquisitions were immaterial.

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

In addition, upon acquisitions we issued and aggregate of 344,667 shares of our common stock valued at $4.5 million. We are also obligated to make cash payments of up to an aggregate of $889,000. Both the common stock and the cash payments are additional consideration which is contingent upon former employees of the acquired companies continuing to be employed by us. We determined that this additional consideration was not part of the purchase price and will be recognized as post-acquisition compensation expense over the related requisite service period. Also, in connection with one of the acquisitions, we agreed to give certain employees of the acquired company bonus awards of cash payments up to an aggregate of $381,000 and issue up to an aggregate of 155,787 shares of our common stock valued at $2.0 million. These bonus awards are subject to continued employment with us and will be recognized as post-acquisition compensation expense over the related requisite service period. Aggregate transaction costs related to these acquisitions were approximately $575,000, which were recorded as general and administrative expense as incurred.

Results of operations for these acquisitions have been included in our consolidated statements of operations since the acquisition dates and were not material. Pro forma results of operations for these acquisitions have not been presented because they were also not material to the consolidated results of operations.

Note 6. Goodwill and Intangible Assets

Goodwill activity is reflected in the following table (in thousands):

Balance as of January 31, 2014	$8,081
Goodwill acquired	3,161
Balance as of January 31, 2015	11,242
Goodwill acquired—Verold	2,644
Goodwill acquired—Other	415
Balance as of January 31, 2016	$14,301

Intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (1)		Gross Value	Accumulated Amortization	Net Carrying Value
January 31, 2016
Developed technology	2.5	years	$14,273	$(10,711)	$3,562
Trade name and other	6.9	years	1,201	(868)	333
Intangibles, net			$15,474	$(11,579)	$3,895

January 31, 2015
Developed technology	2.7	years	$11,124	$(5,268)	$5,856
Trade name and other	6.9	years	1,201	(714)	487
Intangibles, net			$12,325	$(5,982)	$6,343

(1)	From the date of acquisition

Intangible amortization expense was $5.6 million, $3.6 million and $2.0 million for the years ended January 31, 2016, 2015 and 2014, respectively. Amortization of acquired technology is included in cost of revenue and amortization for trade names is included in general and administrative expenses in the consolidated statements of operations. As of January 31, 2016, expected amortization expense for intangible assets for each of the next five years and thereafter was as follows (in thousands):

Years ending January 31:
2017	$3,352
2018	519
2019	23
2020	1
2021 and thereafter	—
$3,895

Note 7. Commitments and Contingencies

Letters of Credit

At January 31, 2016 and 2015, we had letters of credit in the amount of $27.0 million and $27.0 million, respectively, in connection with our facility leases. These letters of credit mature at various dates through December 1, 2018. At January 31, 2016 and 2015, certain letters of credit are collateralized by certificates of deposit held by us in the amount of $27.0 million and $2.0 million, respectively. Refer to Note 8 for additional details.

Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and datacenters with lease periods expiring between fiscal 2017 and 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.

During the years ended January 31, 2016 and 2015, we entered into various capital lease arrangements to obtain servers for our operations. These agreements are typically for three years. The leases are secured by the underlying leased servers. For years ended January 31, 2016 and 2015, we recorded $198,000 and $7,000, respectively, of interest expense in relation to these capital lease arrangements.

In September 2014, we entered into a lease for approximately 340,000 square feet of office space in Redwood City, California, which we now use as our new corporate headquarters. The lease expires in fiscal 2029 unless we exercise our renewal options under the lease, and non-cancellable lease payments of $258.0 million are included under Operating Leases in the table below. In addition, we are still entitled to receive $3.0 million of tenant incentives under the lease.

As of January 31, 2016, future minimum lease payments under non-cancellable capital and operating leases are as follows (in thousands):

Years ending January 31:	Capital Leases	Operating Leases, net of Sublease Income
2017	$4,977	$14,190
2018	4,901	19,344
2019	2,582	20,866
2020	—	23,795
2021	—	24,109
Thereafter	—	169,463
Total minimum lease payments	$12,460	$271,767
Less: amount representing interest	(446)
Present value of minimum lease payments	$12,014

In March, April and November 2015, we signed subleases for certain floors of our new headquarters. These subleases have terms ranging from 18 to 36 months that will expire in fiscal 2018 and 2019. Non-cancellable sublease proceeds for the years ending January 31, 2017, 2018 and 2019 of $6.5 million, $4.4 million and $2.8 million, respectively, are included in the table above.

We recognize rent expense under our operating leases on a straight-line basis. Rent expense totaled $20.9 million, $5.6 million and $5.3 million, net of sublease income of $1.3 million, $1.8 million and $1.1 million for the years ended January 31, 2016, 2015 and 2014, respectively.

Purchase Obligations

As of January 31, 2016, future payments under non-cancellable contractual purchases, which relate primarily to datacenter operations and sales and marketing activities, are as follows (in thousands):

Years ending January 31:
2017	$14,517
2018	5,208
2019	954
$20,679

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

While we intend to continue to defend the lawsuit vigorously and continue to believe we have valid defense to Open Text’s claims, we considered the issuance of the verdict a recognized subsequent event that provided additional evidence about conditions existed as of January 31, 2015. Accordingly, we accrued $4.9 million of settlement payment as of January 31, 2015, and recorded an expense in the amount of $3.9 million for the year ended January 31, 2015, in relation to the portion of the settlement amount attributable to prior periods. The portion of the settlement amount attributable to future periods is recorded as an asset as of January 31, 2015. This asset is being amortized over an estimated useful life of 14 months, and the amortization expense was $855,000 for the year ended January 31, 2016. In addition, as a result of the July 1, 2015 hearing, we deemed the claim for interest on the legal verdict amount to be probable and estimable for the first time. As such, we accrued additional expenses in the aggregate amount of $659,000 during the year ended January 31, 2016, in relation to the interest on the legal verdict amount.

In addition to the litigation discussed above, from time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of January 31, 2016 and 2015.

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

Note 8. Debt

In December 2010, we entered into a Loan and Security Agreement with Hercules Technology Growth Capital, Inc. (Hercules) with a maturity date of December 31, 2014, and amended such agreement in January 2011 (the Hercules 2010 Agreement). Under the Hercules 2010 Agreement, equipment loans of up to $3.0 million and a growth capital loan of up to $7.0 million were available for draw through October 31, 2011, at an interest rate equal to the greater of (a) the prime rate on the date of the draw as reported by the Wall Street Journal plus 5.25%, and (b) 8.50%. With respect to equipment loans, the Hercules 2010 Agreement has an end of term payment of 5% of the aggregate amount borrowed. In March 2011, we drew equipment loan borrowings of $1.6 million at an interest rate of 8.50%. Principal payments of $968,000 and $577,000 were made during the years ended January 31, 2014 and 2013, respectively. Also, in connection with the Hercules 2010 Agreement, we granted Hercules a security interest in all equipment financed under the Hercules 2010 Agreement and issued warrants to purchase 199,219 shares of our Series C redeemable convertible preferred stock. Separately, in March 2011, Hercules purchased 158,133 shares of our Series D redeemable convertible preferred stock at a purchase price of $3.1619 per share.

In August 2011, we entered into a Loan and Security Agreement with Hercules with a maturity date of March 1, 2016, and amended such agreement in March 2012 (the Hercules 2011 Agreement). Under the Hercules 2011 Agreement, equipment loans of up to $10.0 million were available for draw through June 30, 2012, at an interest rate equal to the greater of (a) 7.5% plus the prime rate as reported in The Wall Street Journal minus 3.75%, and (b) 7.5%. In addition, there was an end of term payment of 2.5% of the aggregate amount borrowed. Under the Hercules 2011 Agreement, we drew equipment loan borrowings of $4.8 million, $4.8 million and $353,000 at an interest rate of 7.5% in September 2011, December 2011, and April 2012. Principal payments of $10.0 million were made during the year ended January 31, 2014. No principal payments were made during the year ended January 31, 2013. Also, in connection with the Hercules 2011 Agreement, we granted Hercules a security interest in all equipment financed under the agreement and issued warrants to purchase 62,255 shares of our Series D-1 redeemable convertible preferred stock. Separately, in September 2011, Hercules purchased 124,511 shares of our Series D-1 redeemable convertible preferred stock at a purchase price of $8.0314 per share.

In March 2012, we entered into a Loan and Security Agreement with Hercules with a maturity date of July 1, 2016 and amended such agreement in June 2012 (the Hercules 2012 Agreement). Under this agreement, growth capital loans of up to $20.0 million were available for draw through June 30, 2012, at an interest rate equal to the greater of (a) 8.875% plus the prime rate as reported in The Wall Street Journal minus 3.75%, and (b) 8.875%. Under the Hercules 2012 Agreement, we had an end of term payment of 4.5% of the aggregate amount borrowed. In March 2012, May 2012, and June 2012, we drew loan borrowings of $5.0 million, $5.0 million and $10.0 million at an interest rate of 8.375%. Principal payment of $20.0 million was made during the year ended January 31, 2014. No principal payments were made during the year ended January 31, 2013. Also, in connection with the Hercules 2012 Agreement, we granted the lender a security interest in all equipment financed under the agreement and all of our patents, patent applications, copyrights, trademarks and trademark applications. Separately, in March 2012, Hercules purchased 220,751 shares of our Series D-2 redeemable convertible preferred stock at a purchase price of $9.0657 per share.

The loan and security agreements with Hercules discussed above provided certain financial-related covenants, among others, relating to delivery of audited financial statements to Hercules. We received waivers from Hercules for not complying with the covenants and accordingly did not change the classification of the related Notes Payable to short term at January 31, 2013. We were not otherwise in default on the loan.

In August 2013, we repaid the Hercules loans in conjunction with entering into a line of credit agreement discussed below. Accordingly, the related remaining unamortized debt issuance and end of term fees, along with the early pay off penalty, of $1.4 million was expensed immediately and was included in interest expense, net in the consolidated statement of operations.

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

Line of Credit

In August 2013, we entered into a two-year $100.0 million secured revolving credit facility (August 2013 Facility). The August 2013 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to the London Interbank Offer Rate (LIBOR) plus 3.0% or the Alternate Base Rate (ABR) plus 2.0%. In addition, there is a commitment fee of 0.5% on outstanding unused commitment amount. At closing, we drew $34.0 million at 3.4% (six month LIBOR plus 3.0%) which we used to repay the outstanding Hercules loans and the related early payoff and end of term fees, as well as for other general corporate purposes. In July 2014, we drew an additional $12.0 million under the credit facility at 3.3% (six month LIBOR plus 3.0%). In September 2014, we paid down $6.0 million and amended the credit facility to reduce our borrowing capacity from $100.0 million to $75.0 million and extend the facility through August 2016. Concurrently and in conjunction with the execution of our new headquarters lease in September 2014, letters of credit in the aggregate amount of $25.0 million were issued under the credit facility. These letters of credit reduce our total borrowing capacity under the credit facility and are subject to interest at 3.25% per annum. As of January 31, 2015, the outstanding borrowings under the credit facility were $40.0 million, and our remaining borrowing capacity under the credit facility was $10.0 million.

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

The December 2015 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit is required for the December 2015 Facility, we are eligible for the lowest interest rate if we maintain at least $40 million in deposits with the lender.  In addition, there is an annual fee of 0.2% on the total commitment amount.  At closing, we drew $40.0 million at 1.82% (six month LIBOR plus 1.25%) which we used repay the outstanding principal balance under the August 2013 Facility. Borrowings under the December 2015 Facility are collateralized by substantially all of our assets in the United States. It also contains various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as customary limitations on dispositions, mergers or consolidations and other corporate activities. As of January 31, 2016, we were in compliance with all financial covenants.

In connection with the above credit facilities, we incurred interest expense, net of capitalized interest costs, of $1.9 million, $2.5 million and $946,000 during the years ended January 31, 2016, 2015 and 2014, respectively. During the same periods, we capitalized $400,000, $311,000 and $84,000 of interest costs. Interest expense also includes amortization of issuance costs, unused commitment fees and fees on letters of credit which are recognized over the related term of the borrowing.

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

We recorded redeemable convertible preferred stock accretion of $0, $11.5 million and $341,000 during the years ended January 31, 2016, 2015 and 2014, respectively.

Redeemable Convertible Preferred Stock Warrants

Until immediately prior to the completion of our IPO in January 2015, there were 87,140 Series A redeemable convertible preferred stock warrants outstanding with an exercise price per share of $0.29. The fair value of these warrants was $1.2 million as of our IPO in January 2015. We issued 85,354 shares of Series A redeemable convertible preferred stock upon the net exercise of our Series A redeemable convertible preferred stock warrant, which occurred immediately prior to the completion of our IPO. These shares were converted and reclassified into an equivalent number of shares of our Class B common stock upon the completion of our IPO. As a result, we reclassified our redeemable convertible preferred stock warrant liability balance to additional-paid-in capital upon the completion of our IPO.

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

As of January 31, 2016 and 2015, we held an aggregate of 3,052,953 shares of common stock as treasury stock.

Note 11. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted our 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our IPO. A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under our 2015 Plan. The number of shares of our Class A common stock available for issuance under our 2015 Plan will be increased on the first day of each fiscal year, with such increase equal to the lesser of: (i) 12,200,000 shares; (ii) 5% of the outstanding shares of our capital stock as of the last day of our immediately preceding fiscal year; or (iii) such other amount as our board of directors may determine. Additionally, any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to our 2015 Plan’s effective date will be returned to the pool of shares reserved for issuance under our 2015 Plan. Awards granted under our 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Options and restricted stock units generally vest 25% one year from the vesting commencement date and (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter. As of January 31, 2016, 13,777,992 shares are reserved for future issuance under our 2015 Plan.

2015 Employee Stock Purchase Plan

In January 2015, our board of directors adopted our 2015 Employee Stock Purchase Plan (2015 ESPP), which became effective prior to the completion of our IPO. A total of 2,500,000 shares of Class A common stock was initially reserved for issuance under our 2015 ESPP. The number of shares of our Class A common stock available for issuance under our ESPP will be increased on the first day of each fiscal year beginning in fiscal 2016, with such increase equal to the least of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of our capital stock on the first day of such fiscal year; or (iii) such other amount as our board of directors may determine. Our 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount of up to 15% of their eligible compensation through payroll deductions, subject to any plan limitations. Except for the initial offering period, our

2015 ESPP provides for 24-month offering periods beginning March 16 and September 16 of each year, and each offering period will consist of four six-month purchase periods.

On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. Our 2015 ESPP also has a feature whereby the offering period resets for a new 24 months if the fair value of our common stock on the last day of any purchase period is less than the original offering price. As of January 31, 2016, 2,761,742 shares are reserved for future issuance under our 2015 ESPP.

Early Exercises of Stock Options

Prior to our IPO, certain employees and directors exercised stock options prior to vesting with the approval of our board of directors. The unvested shares are subject to a repurchase right held by us at the original purchase price. Early exercises of options are not deemed to be substantive exercises for accounting purposes, and accordingly, amounts received for early exercises are initially recorded in other liabilities and are reclassified to common stock and additional paid-in capital as the underlying shares vest. As of January 31, 2016 and 2015, we had $11,000 and $286,000, respectively, in liabilities and 9,375 and 113,541 unvested shares, respectively, subject to repurchase related to early exercises of stock options.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
	Shares Subject to	Weighted-	Remaining
	Outstanding	Average Exercise	Contractual Life	Aggregate
	Options	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2014	18,427,075	$3.65	8.45	$191,809
Options granted	2,918,632	15.73
Option exercised	(2,306,816)	2.61
Options forfeited/cancelled	(1,573,320)	5.22
Balance as of January 31, 2015	17,465,571	$5.67	7.80	$229,713
Options granted	1,898,700	15.62
Option exercised	(2,196,516)	3.26
Options forfeited/cancelled	(1,533,237)	8.67
Balance as of January 31, 2016	15,634,518	$6.92	7.12	$82,541
Vested and expected to vest as of January 31, 2016	15,398,572	$6.84	7.10	$82,076
Exercisable as of January 31, 2016	9,587,096	$4.14	6.42	$68,926

The aggregate intrinsic value of options vested and expected to vest as of January 31, 2016 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the years ended January 31, 2016, 2015 and 2014 was $24.8 million, $27.5 million and $17.8 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the years ended January 31, 2016, 2015 and 2014 was $16.7 million, $16.4 million and $7.4 million, respectively. The weighted-average grant date fair value of options granted to employees during the years ended January 31, 2016, 2015 and 2014 was $6.72, $7.46 and $4.75 per share, respectively.

As of January 31, 2016, there was $29.2 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.42 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2014	225,300	$14.06
Granted	5,091,479	15.77
Vested, net of shares withheld for employee payroll taxes	(37,991)	14.53
Forfeited/cancelled, including shares withheld for employee payroll taxes	(339,079)	16.42
Unvested balance - January 31, 2015	4,939,709	$15.66
Granted	6,052,788	15.69
Vested, net of shares withheld for employee payroll taxes	(982,140)	16.12
Forfeited/cancelled, including shares withheld for employee payroll taxes	(1,805,389)	16.07
Unvested balance - January 31, 2016	8,204,968	$15.54

As of January 31, 2016, there was $111.0 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 3.04 years.

Restricted Stock Awards

The following table summarizes the restricted stock awards activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2014	387,435	$7.84
Granted	26,802	17.27
Vested, net of shares withheld for employee payroll taxes	(213,512)	7.86
Forfeited/cancelled, including shares withheld for employee payroll taxes	(28,064)	5.85
Unvested balance - January 31, 2015	172,661	$9.60
Granted	28,864	17.54
Vested, net of shares withheld for employee payroll taxes	(102,619)	11.79
Forfeited/cancelled, including shares withheld for employee payroll taxes	(68,299)	8.87
Unvested balance - January 31, 2016	30,607	$11.38

As of January 31, 2016, there was $123,000 of unrecognized stock-based compensation expense related to outstanding restricted stock awards under the equity incentive plans granted to employees that is expected to be recognized over a weighted-average period of 0.71 year.

In addition, in connection with our fiscal 2015 acquisitions, we issued 344,667 shares of restricted stock awards with a weighted-average grant date fair value of $12.96 per share. These restricted stock awards were separately authorized by our board of directors, and did not reduce the number of shares available for future issuance under our equity incentive plans.

As of January 31, 2016, there was $2.2 million of unrecognized stock-based compensation expense related to outstanding restricted stock awards granted outside of the equity incentive plans that is expected to be recognized over a weighted-average period of 1.62 years. In addition, there were 267,717 unvested shares as of January 31, 2016.

As of January 31, 2016, there was $0.7 million of unrecognized stock-based compensation related to 71,037 shares of contingently issuable common stock for certain bonus awards given in connection with our fiscal 2016 and 2015 acquisitions that is expected to be recognized over a weighted-average period of 1.41 years. In addition, there were 65,705 unvested shares as of January 31, 2016.

2015 ESPP

As of January 31, 2016, there was $11.8 million of unrecognized stock-based compensation expense related to our 2015 ESPP that is expected to be recognized over a weighted average period of 1.62 years.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended
	January 31,
	2016	2015	2014
Cost of revenue	$4,664	$1,492	$450
Research and development	24,696	11,767	3,154
Sales and marketing	19,530	11,616	5,017
General and administrative	10,614	7,054	3,128
Total stock-based compensation	$59,504	$31,929	$11,749

Determination of Fair Value

We estimated the fair value of employee stock options and ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Year Ended
	January 31,
	2016			2015			2014
Employee Stock Options
Expected term (in years)	5.5	–	6.1	5.7	–	6.2	4.9	–	6.3
Risk-free interest rate	1.5%	–	1.9%	1.8%	–	2.1%	0.8%	–	1.9%
Volatility	42%	–	44%	45%	–	49%	48%	–	57%
Dividend yield			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	–	2.0	0.6	–	2.1			—
Risk-free interest rate	0.2%	–	0.8%	0.1%	–	0.6%			—
Volatility	33%	–	41%	37%	–	41%			—
Dividend yield			0%			0%			—

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended January 31,
	2016		2015			2014
	Class A	Class B	Class A		Class B	Class A	Class B
Numerator:
Net loss	$(49,448)	$(153,500)	$(1,677)		$(166,550)	$—	$(168,557)
Add: accretion of redeemable convertible preferred stock	—	—	(115)		(11,388)	—	(341)
Add: deemed dividend on the conversion of Series F redeemable convertible preferred stock	—	—	(23)		(2,239)	—	—
Net loss attributable to common stockholders	$(49,448)	$(153,500)	$(1,815)		$(180,177)	$—	$(168,898)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	29,540	91,700	158		15,696	—	11,341
Net loss per share attributable to common stockholders—basic and diluted	$(1.67)	$(1.67)	$(11.48)	*	$(11.48)	$—	$(14.89)

*	Amounts cannot be recalculated due to rounding

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended January 31,
	2016	2015	2014
Redeemable convertible preferred stock	—	79,519	71,465
Options to purchase common stock	16,654	18,146	17,036
Restricted stock units	7,233	2,994	1
Employee stock purchase plan	3,944	—	—
Warrants to purchase redeemable convertible preferred stock	—	86	736
Repurchasable shares from early-exercised options and unvested restricted stock	551	623	764
Contingently issuable common stock	115	91	—
	28,497	101,459	90,002

Note 13. Income Taxes

The components of loss before provision (benefit) for income taxes were as follows (in thousands):

	Year Ended January 31,
	2016	2015	2014
United States	$(155,794)	$(132,084)	$(148,032)
Foreign	(46,464)	(36,712)	(22,956)
Total	$(202,258)	$(168,796)	$(170,988)

The components of the provision (benefit) for income taxes were as follows (in thousands):

	Year Ended January 31,
	2016	2015	2014
Current:
Federal	$29	$25	$17
State	146	135	53
Foreign	298	670	89
Total	$473	$830	$159
Deferred:
Federal	$61	$(1,009)	$(2,360)
State	—	(109)	(230)
Foreign	156	(281)	—
Total	$217	$(1,399)	$(2,590)
Provision (benefit) for income taxes	$690	$(569)	$(2,431)

The items accounting for the difference between income taxes computed at the federal statutory income tax rate of 34% and the provision for income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2016	2015	2014
Tax benefit at federal statutory rate	$(68,767)	$(57,391)	$(58,136)
State taxes, net of federal benefit	(8,799)	(5,322)	(5,071)
Foreign rate difference	6,744	4,043	3,270
Nondeductible expenses	429	451	3,408
Research and development credit	(3,533)	(2,396)	(1,934)
Stock-based compensation	6,214	4,703	2,644
Change in reserve for unrecognized tax benefits	3,562	2,421	3,937
Other	61	709	(421)
Change in valuation allowance	64,779	52,213	49,872
Provision for income taxes	$690	$(569)	$(2,431)

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$184,301	$142,935
Accruals and reserves	26,412	11,917
Stock-based compensation	11,627	7,478
Depreciation and amortization	6,217	3,329
Tax credit carryover	4,002	4,005
Total deferred tax assets	232,559	169,664
Valuation allowance	(232,211)	(167,436)
Total deferred tax assets, net of valuation allowance	348	2,228
Deferred tax liabilities:
Acquired intangible assets	(223)	(1,947)
Other	(61)	—
Total deferred tax liabilities	(284)	(1,947)
Net deferred tax assets	$64	$281

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, we have established a full valuation allowance against our U.S. and United Kingdom deferred tax assets to the extent they are not offset by liabilities from uncertain tax positions based on our history of losses. The valuation allowance increased by $64.8 million, $52.2 million and $43.1 million, respectively, during the years ended January 31, 2016, 2015 and 2014. During the years ended January 31, 2016, 2015 and 2014, we released $0, $1.1 million and $2.6 million of our valuation allowance as a result of acquisitions. With these acquisitions, deferred tax liabilities were established for the book-tax basis difference related to acquired intangible assets. The net deferred tax liabilities provided an additional source of income to support the realizability of pre-existing deferred tax assets.

We have not provided for U.S. federal and state income taxes on our foreign subsidiary’s undistributed earnings as of January 31, 2016. The net amount of deferred tax liability is considered insignificant.

As of January 31, 2016, we had federal, state and foreign net operating loss carryforwards of $423.7 million, $392.3 million and $125.6 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards will expire at various dates beginning in 2025, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2016 if not utilized. The foreign net operating loss carryforwards do not expire. In addition, as of January 31, 2016, we had federal and state research and development tax credit carryforwards of $10.7 million and $11.5 million, respectively. The federal research and development tax credit carryforwards will expire beginning in 2025 if not utilized. The state research and development tax credit carryforwards do not expire.

Included in the net operating loss and research and development tax credit carryforwards are approximately $18.3 million of excess tax benefits from employee stock option exercises, for which the Company has not recorded a deferred tax asset. When such excess tax benefits are ultimately realized, the tax effect of $18.3 million will be recorded to additional paid in capital.

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

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	Year Ended January 31,
	2016	2015	2014
Unrecognized tax benefits—beginning of period	$13,607	$8,147	$2,515
Additions for tax positions related to prior year	238	43	547
Reductions for tax positions related to prior year	—	(19)	—
Additions for tax positions related to current year	6,811	5,436	5,085
Unrecognized tax benefits—end of period	$20,656	$13,607	$8,147

The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of January 31, 2016, 2015 and 2014. We do not expect our gross unrecognized tax benefits to change significantly over the next 12 months.

Our policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of our income tax provision. Interest and penalties were not significant during the years ended January 31, 2016, 2015 and 2014.

We file tax returns in the United States for federal, California, and other states. All tax years remain open to examination for both federal and state purposes as a result of our net operating loss and credit carryforwards. We file foreign tax returns in the United Kingdom starting with the year ended January 31, 2013, in France, Germany and Japan starting with the year ended January 31, 2014 and in Canada starting with the year ended January 31, 2015. These tax years remain open to examination.

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

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2016. The effectiveness of the Company’s internal control over financial reporting as of January 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

Not applicable.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended January 31, 2016, and is incorporated in this report by reference.

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

Date: March 30, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Aaron Levie	Chairman and Chief Executive Officer (Principal Executive Officer)	March 30, 2016
Aaron Levie

/s/ Dylan Smith	Chief Financial Officer and Director (Principal Financial Officer)	March 30, 2016
Dylan Smith

/s/ Jeff Mannie	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 30, 2016
Jeff Mannie

/s/ Dana Evan	Director	March 30, 2016
Dana Evan

/s/ Steven Krausz	Director	March 30, 2016
Steven Krausz

/s/ Dan Levin	President, Chief Operating Officer and Director	March 30, 2016
Dan Levin

/s/ Rory O’Driscoll	Director	March 30, 2016
Rory O’Driscoll

/s/ Gary Reiner	Director	March 30, 2016
Gary Reiner

/s/ Josh Stein	Director	March 30, 2016
Josh Stein

/s/ Bryan Taylor	Director	March 30, 2016
Bryan Taylor

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36805	3.1	March 30, 2015

3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-36805	3.2	March 30, 2015

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194767	4.1	July 7, 2014

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of July 7, 2014.	S-1/A	333-194767	4.2	July 7, 2014

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194767	10.1	July 7, 2014

10.2*	Box, Inc. 2015 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.2	January 9, 2015

10.3*	Box, Inc. 2015 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-194767	10.3	January 9, 2015

10.4*	Box, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.4	January 9, 2015

10.5*	Box, Inc. 2006 Stock Incentive Plan and related form agreements.	S-1/A	333-194767	10.5	January 9, 2015

10.6*	Box, Inc. Executive Incentive Plan.	S-1/A	333-194767	10.6	July 7, 2014

10.7*	Box, Inc. Outside Director Compensation Policy.	10-Q	001-36805	10.1	June 12, 2015

10.8*	Form of Change in Control and Severance Agreement between the Registrant and each of Aaron Levie, Dan Levin and Dylan Smith.	S-1/A	333-194767	10.7	December 10, 2014

10.9*	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1/A	333-194767	10.7A	December 10, 2014

10.10*	Offer Letter between the Registrant and Aaron Levie, dated as of December 19, 2014.	S-1/A	333-194767	10.8	January 9, 2015

10.11*	Offer Letter between the Registrant and Dan Levin, dated as of December 19, 2014.	S-1/A	333-194767	10.9	January 9, 2015

10.12*	Offer Letter between the Registrant and Dylan Smith, dated as of December 19, 2014.	S-1/A	333-194767	10.10	January 9, 2015

10.13*	Offer Letter between the Registrant and Peter McGoff, dated as of December 19, 2014.	S-1/A	333-194767	10.11	January 9, 2015

10.14*	Offer Letter between the Registrant and Graham Younger, dated as of December 19, 2014.	S-1/A	333-194767	10.12	January 9, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.15	Office Lease between the Registrant and Behringer Harvard El Camino Real LP, dated as of June 16, 2011.	S-1	333-194767	10.13	March 24, 2014

10.16	Lease Termination Agreement between the Registrant and St. Paul Fire and Marine Insurance Company, dated as of October 24, 2014.	S-1/A	333-194767	10.13A	December 10, 2014

10.17	Credit Agreement among the Registrant, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of August 27, 2013, as amended on June 19, 2014.	S-1/A	333-194767	10.14	July 7, 2014

10.18

Amendment No. 2 and Waiver to Credit Agreement and Amendment No. 1 to Guarantee and Collateral Agreement among the Registrant, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of September 15, 2014.

		S-1/A	333-194767	10.14A	December 10, 2014

10.19	Amendment No. 3 to Credit Agreement and among the Registrant, the lenders party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, dated as of March 18, 2015.	10-Q	001-36805	10.1	June 12, 2015

10.20☐	Master License and Service Agreement between the Registrant and CoreSite, L.P., dated as of March 17, 2008.	S-1/A	333-194767	10.15	July 7, 2014

10.21	Master Service Agreement between the Registrant and Equinix Operating Co., Inc., dated as of April 29, 2008.	S-1	333-194767	10.16	March 24, 2014

10.22	Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of December 20, 2011.	S-1	333-194767	10.17	March 24, 2014

10.23	Office Lease between the Registrant and Redwood City Partners, LLC, dated as of September 15, 2014.	S-1/A	333-194767	10.18	January 9, 2015

10.24	Credit Agreement by and between Box, Inc. and HSBC Bank USA, National Association, dated as of December 4, 2015.	8-K	001-36805	10.1	December 7, 2016

10.25	Amendment No. 1 to Credit Agreement by and between Box, Inc. and HSBC Bank USA, National Association, dated as of February 11, 2016

21.1	List of subsidiaries of the Registrant.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
☐

The Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 406 under the Securities Act of 1933, as amended.

†

The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.