Form 10-Q
period 2016-04-30
BOX INC
filed 2016-06-09
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of June 3, 2016, the number of shares of the registrant’s Class A common stock outstanding was 48,414,081 and the number of shares of the registrant’s Class B common stock outstanding was 78,368,644.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to maintain an adequate rate of revenue and billings growth;
•	our business plan and our ability to effectively manage our growth;
•	our ability to achieve profitability and positive cash flow;
•	our ability to achieve our long-term margin objectives;
•	costs associated with defending intellectual property infringement and other claims;
•	our ability to attract and retain end-customers;
•	our ability to further penetrate our existing customer base;
•	our ability to displace existing products in established markets;
•	our ability to expand our leadership position as an enterprise content management platform;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and bring them to market in a timely manner;
•	our ability to expand internationally;
•	the effects of increased competition in our market and our ability to compete effectively;
•	the effects of seasonal trends on our operating results;
•	our expectations concerning relationships with third parties;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to realize the anticipated benefits of our partnerships with third parties;
•	our ability to maintain, protect and enhance our brand and intellectual property; and
•	future acquisitions of or investments in complementary companies, products, services or technologies and our ability to successfully integrate such companies or assets.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 30,	January 31,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$182,690	$185,741
Marketable securities	710	7,379
Accounts receivable, net of allowance of $4,398 and $3,678	57,615	99,542
Prepaid expenses and other current assets	15,359	14,729
Deferred commissions	10,977	12,603
Total current assets	267,351	319,994
Property and equipment, net	112,144	120,492
Intangible assets, net	2,436	3,895
Goodwill	14,301	14,301
Restricted cash	27,952	27,952
Other long-term assets	10,009	10,854
Total assets	$434,193	$497,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,538	$9,862
Accrued compensation and benefits	14,970	35,631
Accrued expenses and other current liabilities	14,629	31,926
Capital lease obligations	6,878	4,698
Deferred revenue	155,415	168,051
Deferred rent	290	298
Total current liabilities	200,720	250,466
Debt, non-current	40,000	40,000
Capital lease obligations, non-current	9,136	7,316
Deferred revenue, non-current	16,769	18,362
Deferred rent, non-current	44,192	41,674
Other long-term liabilities	1,801	1,769
Total liabilities	312,618	359,587
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of April 30, 2016 (unaudited) and January 31, 2016, respectively	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized, 48,285 shares issued and outstanding as of April 30, 2016; 1,000,000 shares authorized, 42,266 shares issued and outstanding as of January 31, 2016	5	4
Class B common stock, par value $0.0001 per share; 200,000 shares authorized, 78,384 shares issued and outstanding as of April 30, 2016; 200,000 shares authorized, 81,855 shares issued and outstanding as of January 31, 2016;	8	8
Additional paid-in capital	893,623	871,491
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive income (loss)	32	(84)
Accumulated deficit	(770,916)	(732,341)
Total stockholders’ equity	121,575	137,901
Total liabilities and stockholders’ equity	$434,193	$497,488

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	April 30,
	2016	2015
Revenue	$90,155	$65,621
Cost of revenue	27,859	17,153
Gross profit	62,296	48,468
Operating expenses:
Research and development	26,907	23,134
Sales and marketing	59,472	56,495
General and administrative	14,509	15,472
Total operating expenses	100,888	95,101
Loss from operations	(38,592)	(46,633)
Interest expense, net	(176)	(514)
Other income (expense), net	441	(77)
Loss before provision for income taxes	(38,327)	(47,224)
Provision for income taxes	248	59
Net loss	$(38,575)	$(47,283)
Net loss per common share, basic and diluted	$(0.31)	$(0.40)
Weighted-average shares used to compute net loss per share, basic and diluted	124,932	119,379

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended
	April 30,
	2016	2015
Net loss	$(38,575)	$(47,283)
Other comprehensive income (loss)*:
Changes in foreign currency translation adjustment	114	(7)
Net change in unrealized gains on available-for-sale investments	2	2
Other comprehensive income (loss)*:	116	(5)
Comprehensive loss	$(38,459)	$(47,288)

*	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,575)	$(47,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,084	9,166
Stock-based compensation expense	16,089	12,715
Amortization of deferred commissions	4,771	3,606
Other	108	(2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	41,927	15,623
Deferred commissions	(2,257)	(2,813)
Prepaid expenses and other assets, current and noncurrent	(227)	(28,455)
Accounts payable	266	266
Accrued expenses and other liabilities	(26,698)	(997)
Deferred rent	2,510	1,848
Deferred revenue	(14,229)	4,144
Net cash used in operating activities	(4,231)	(32,182)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(106,319)
Sales of marketable securities	—	3,140
Maturities of marketable securities	6,586	—
Purchases of property and equipment	(10,976)	(9,901)
Proceeds from sale of property and equipment	4	—
Acquisitions and purchases of intangible assets, net of cash acquired	—	(200)
Net cash used in investing activities	(4,386)	(113,280)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of initial public offering costs	—	(1,333)
Payment of borrowing costs	(93)	—
Proceeds from exercise of stock options, net of repurchases of early exercised stock options	2,246	796
Proceeds from issuances of common stock under employee stock purchase plan	9,016	—
Employee payroll taxes paid related to net share settlement of restricted stock units	(4,768)	(4,215)
Payments of capital lease obligations	(949)	(228)
Net cash provided by (used in) financing activities	5,452	(4,980)
Effect of exchange rate changes on cash and cash equivalents	114	(7)
Net decrease in cash and cash equivalents	(3,051)	(150,449)
Cash and cash equivalents, beginning of period	185,741	330,436
Cash and cash equivalents, end of period	$182,690	$179,987
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$233	$359
Cash paid for income taxes, net of tax refunds	118	458
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued equipment purchases	$(12,844)	$(2,798)
Purchases of property and equipment under capital lease	4,348	1,730
Change in unpaid tax related to capital lease	(198)	—
Change in unpaid taxes related to net share settlement of restricted stocks	461	—
Vesting of early exercised stock options and restricted stock	11	40
Issuance of common stock in connection with acquisitions and purchases of intangible assets	—	664
Change in unpaid deferred offering costs	—	(1,333)

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2016 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended April 30, 2016 and 2015, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2016 was derived from the audited consolidated financial statements that are included in our Form 10-K for the fiscal year ended January 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our fiscal 2016 Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of April 30, 2016, and our results of operations, including our comprehensive loss, and our cash flows for the three months ended April 30, 2016 and 2015. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2017.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We sell to a broad range of customers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for accounts receivable based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are reasonably assured based on the size, industry diversification, financial condition and past transaction history of our customers. As of April 30, 2016 and January 31, 2016, no single customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue during the three months ended April 30, 2016 and 2015.

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

Geographic Locations

Revenue attributed to the United States was 83% and 80% for the three months ended April 30, 2016 and 2015, respectively. No other country outside of the United States comprised 10% or greater of our revenue for all periods presented.

Substantially all of our net assets are located in the United States. As of April 30, 2016 and January 31, 2016, property and equipment located in the United States was 99% and 98%, respectively.

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

Marketable Securities

Our marketable securities consist of asset-backed securities. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. We may sell these securities at any time for use in current operations or for other purposes, such as consideration for acquisitions, even if they have not yet reached maturity. As a result, we classify our marketable securities, including securities with maturities beyond twelve months, as current assets in the

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

accompanying consolidated balance sheets. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). We evaluate our marketable securities to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Recently Issued Accounting Pronouncements

In April 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation. ASU 2016-09 changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flow statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for us beginning February 1, 2017 with early adoption permitted. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for our fiscal year beginning February 1, 2018. Early adoption is permitted only for certain portions of the ASU related to financial liabilities. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the FASB issued ASU 2016-10 and 2016-08, which serve to clarify certain aspects of ASU 2014-09. The standard will be effective for us beginning February 1, 2018, at which time we may adopt the new standard under either the full retrospective method or the modified retrospective method. Early adoption is permitted. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, in response to ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability. ASU 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 was issued to confirm that for line-of-credit arrangements, an entity may defer and present debt issuance costs as an asset and subsequently amortize the debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements. We adopted this standard for the quarter ended April 30, 2016 on a retrospective basis. Our adoption did not have an impact on our condensed consolidated financial statements as we have historically capitalized related debt issuance costs for our line-of-credit arrangements and presented as an asset in our condensed consolidated balance sheet. As of April 30, 2016 and 2015, amortization of debt issuance costs were $.04 million and $0.2 million, respectively. Refer to Note 9 for additional details on our line-of-credit arrangement.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The standard requires that

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. We adopted this standard for the three months ended April 30, 2016 on a prospective basis. Our adoption did not have an impact on our condensed consolidated financial statements.

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

The following tables set forth the fair value of our financial assets measured at fair value on a recurring basis as of April 30 and January 31, 2016, using the above input categories (in thousands):

	April 30, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities:
Asset-backed securities	$—	$710	$—	$710
Restricted cash:
Certificates of deposit	—	26,968	—	26,968
Money market funds	984	—	—	984
Total assets measured at fair value	$984	$27,678	$—	$28,662

	January 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities:
Corporate debt securities	$—	$5,559	$—	$5,559
Asset-backed securities	—	1,820	—	1,820
Restricted cash:
Certificates of deposit	—	26,968	—	26,968
Money market funds	984	—	—	984
Total assets measured at fair value	$984	$34,347	$—	$35,331

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Marketable Securities

The following is a summary of our marketable securities as of April 30 and January 31, 2016 (in thousands).

	April 30, 2016
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Asset-backed securities	$710	$—	$—	$710
	$710	$—	$—	$710

	January 31, 2016
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gain	Loss	Fair Value
Corporate debt securities	$5,560	$—	$(1)	$5,559
Asset-backed securities	1,821	—	(1)	1,820
	$7,381	$—	$(2)	$7,379

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. None of our marketable securities had been in an unrealized loss position for greater than 12 months as of April 30, 2016. Based on our evaluation of available evidence we concluded that the gross unrealized losses on our marketable securities as of April 30, 2016, are temporary in nature.

The amortized cost and estimated fair value of our marketable securities as of April 30 and January 31, 2016 are shown below by contractual maturity (in thousands).

	April 30, 2016		January 31, 2016
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Less than one year	$—	$—	$5,560	$5,559
Due in one to five years	710	710	1,821	1,820
	$710	$710	$7,381	$7,379

Net realized gains and losses from sales of our available-for-sale securities for the three months ended April 30, 2016 were not significant.

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30,	January 31,
	2016	2016
Tenant incentives receivable under our new headquarters lease in Redwood City	$2,414	$3,024
Prepaid expenses and other	12,945	11,705
Total prepaid expenses and other current assets	$15,359	$14,729

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	April 30,	January 31,
	2016	2016
Servers	$114,327	$111,015
Leasehold improvements	63,664	68,082
Computer hardware and software	11,224	11,009
Furniture and fixtures	12,640	12,485
Construction in progress	7,799	4,808
Total property and equipment	209,654	207,399
Less: accumulated depreciation	(97,510)	(86,907)
Total property and equipment, net	$112,144	$120,492

As of April 30, 2016, the gross carrying amount of property and equipment includes $16.1 million of servers and $3.4 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $3.8 million. As of January 31, 2016, the gross carrying amount of property and equipment includes $13.9 million of servers and $1.2 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $2.4 million.

Depreciation expense related to property and equipment was $10.6 million and $8.0 million for the three months ended April 30, 2016 and 2015, respectively. Included in these amounts was depreciation expense for servers acquired under capital leases in the amount of $1.3 million and $0.2 million for the three months ended April 30, 2016 and 2015, respectively. Construction in progress primarily consists of servers, networking equipment and storage infrastructure being provisioned in our third party datacenter hosting facilities as well as leasehold improvements. In addition, the amounts of interest capitalized to property and equipment were $10,000 and $6,000 for the three months ended April 30, 2016 and 2015, respectively.

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

Other Acquisitions

During fiscal year 2016, we purchased and licensed certain assets of two other companies for an aggregate purchase price of $764,000. We accounted for these transactions as business combinations. In allocating the purchase consideration based on estimated fair values, we recorded $349,000 of developed technology and $415,000 of goodwill. Goodwill for these acquisitions is deductible for U.S. income tax purposes. Developed technology is being amortized on a straight-line basis over an estimated useful life of two years. These acquisitions are expected to enhance our Box service by leveraging the acquired companies’ technologies, along with gaining access to their key talent. Aggregate transaction costs related to these acquisitions were immaterial.

Results of operations for these acquisitions have been included in our consolidated statements of operations since the acquisition dates and were not material. Pro forma results of operations for these acquisitions have not been presented because they were also not material to the consolidated results of operations.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Goodwill and Intangible Assets

There was no goodwill activity during the three months ended April 30, 2016.

Intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (1)		Gross Value	Accumulated Amortization	Net Carrying Value
April 30, 2016
Developed technology	2.5	years	$14,273	$(12,131)	$2,142
Trade name and other	6.9	years	1,201	(907)	294
Intangibles, net			$15,474	$(13,038)	$2,436

January 31, 2016
Developed technology	2.5	years	$14,273	$(10,711)	$3,562
Trade name and other	6.9	years	1,201	(868)	333
Intangibles, net			$15,474	$(11,579)	$3,895

(1)	From the date of acquisition

Intangible amortization expense was $1.5 million and $1.1 million for the three months ended April 30, 2016 and 2015, respectively. Amortization of acquired technology is included in cost of revenue and amortization for trade names is included in general and administrative expenses in the consolidated statements of operations. As of April 30, 2016, expected amortization expense for intangible assets was as follows (in thousands):

Years ending January 31:
Remainder of 2017	$1,893
2018	519
2019	23
2020	1
2021 and thereafter	—
$2,436

Note 8. Commitments and Contingencies

Letters of Credit

As of April 30, 2016 and January 31, 2016, we had letters of credit in the aggregate amount of $27.0 million and $27.0 million, respectively, in connection with our facility leases. These letters of credit mature at various dates through March 2017 and are subject to extensions through the end of the lease term. These letters of credit are collateralized by certificates of deposit held by us in the amount of $27.0 million and $27.0 million, respectively. Refer to Note 3 for additional details.

Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and datacenters with lease periods expiring primarily between fiscal years 2017 and 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.

We also entered into various capital lease arrangements to obtain servers for our operations. These agreements are typically for three years. The leases are secured by the underlying leased servers.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of April 30, 2016, future minimum lease payments under non-cancellable capital and operating leases are as follows (in thousands):

Years ending January 31:	Capital Leases	Operating Leases, net of Sublease Income
Remainder of 2017	$5,576	$12,224
2018	6,542	17,500
2019	4,223	19,396
2020	197	23,795
2021	—	24,109
Thereafter	—	169,463
Total minimum lease payments	$16,538	$266,487
Less: amount representing interest	(524)
Present value of minimum lease payments	$16,014

In fiscal year 2016, we signed subleases for three floors of our headquarters and in the three months ended April 30, 2016, we signed a sublease for one floor of our San Francisco building. These subleases have terms ranging from 19 to 37 months that will expire in fiscal 2018 and 2019, respectively. Non-cancellable sublease proceeds for the years ending January 31, 2017, 2018, and 2019 of $5.4 million, $6.3 million and $4.3 million, respectively, are included in the table above.

We recognize rent expense under our operating leases on a straight-line basis. Rent expense totaled $4.4 million and $3.7 million, net of sublease income of $ 1.6 million and $246,000 for the three months ended April 30, 2016 and 2015, respectively.

Purchase Obligations

As of April 30, 2016, future payments under non-cancellable contractual purchases, which relate primarily to datacenter operations and sales and marketing activities, are as follows (in thousands):

Years ending January 31:
Remainder of 2017	$16,939
2018	5,603
2019	1,350
$23,892

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

While we continued to defend the lawsuit vigorously and continued to believe we have valid defense to Open Text’s claims, we considered the issuance of the verdict a recognized subsequent event that provided additional evidence about conditions existed as of January 31, 2015. Accordingly, we accrued $4.9 million of settlement payment as of January 31, 2015, and recorded an expense in the amount of $3.9 million for the year ended January 31, 2015, in relation to the portion of the settlement amount attributable to prior periods. The portion of the settlement amount attributable to future periods is recorded as an asset as of January 31, 2015. This asset is being amortized over an estimated useful life of 14 months, and the amortization expense was $855,000 for the year ended January 31, 2016. In addition, as a result of the July 1, 2015 hearing, we deemed the claim for interest on the legal verdict amount to be probable and estimable for the first time. As such, we accrued additional expenses in the aggregate amount of $659,000 during the year ended January 31, 2016, in relation to the interest on the legal verdict amount.

On March 31, 2016, Open Text and the Company entered into a Confidential Settlement and Release Agreement (the “Settlement Agreement”), which fully settled the lawsuit and resulted in a full dismissal of the case against the Company.  In connection with such settlement, the Company paid an amount equal to $3.75 million in total to Open Text, and the Company's obligation to pay the jury award amount of approximately $4.9 million and all pre- and post-judgment interest was terminated. The parties agreed to drop all appeals pending in connection with the litigation and each agreed to certain standard mutual releases related to the subject matter of the suit. The settlement has no impact on the Groupware Patent and Dialog Patent claims that were found to be invalid by the Court during the litigation against the Company and against Alfresco Software. We recorded the settlement payment of $3.75 million, reversed previous settlement accruals and interest of $5.6 million, and recorded $0.1 million in recurring amortization for the asset, resulting in net income of $1.7 million in our condensed consolidated statement of operations for the three months ended April 30, 2016.

In addition to the litigation discussed above, from time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2016.

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

Our arrangements generally include certain provisions for indemnifying customers against liabilities if our products or services infringe a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

in each particular agreement. To date, we have not incurred any material costs as a result of such obligations and have not accrued any material liabilities related to such obligations in the consolidated financial statements. In addition, we indemnify our officers, directors and certain key employees while they are serving in good faith in their respective capacities. To date, there have been no claims under any indemnification provisions.

Note 9. Debt

Line of Credit

In August 2013, we entered into a two-year $100.0 million secured revolving credit facility (August 2013 Facility). The August 2013 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to the London Interbank Offer Rate (LIBOR) plus 3.0% or the Alternate Base Rate (ABR) plus 2.0%. In addition, there is a commitment fee of 0.5% on outstanding unused commitment amount. At closing, we drew $34.0 million at 3.4% (six month LIBOR plus 3.0%) which we used to repay the outstanding Hercules loans and the related early payoff and end of term fees, as well as for other general corporate purposes. In July 2014, we drew an additional $12.0 million under the credit facility at 3.3% (six month LIBOR plus 3.0%). In September 2014, we paid down $6.0 million and amended the credit facility to reduce our borrowing capacity from $100.0 million to $75.0 million and extend the facility through August 2016. Concurrently and in conjunction with the execution of our new headquarters lease in September 2014, letters of credit in the aggregate amount of $25.0 million were issued under the credit facility. These letters of credit reduce our total borrowing capacity under the credit facility and are subject to interest at 3.25% per annum. As of January 31, 2015, the outstanding borrowings under the credit facility were $ 40 million and our remaining borrowing capacity under the credit facility was $10.0 million

In March 2015, we amended the August 2013 Facility to reduce our borrowing capacity to $60.0 million as of April 2015, and to increase certain limitations on the amount of capital asset and real estate related obligations we may incur. In connection with this amendment, the letters of credit under the August 2013 Facility were cancelled, and a new letter of credit in the amount of $25.0 million was issued by a party not affiliated with the August 2013 Facility, which was secured by a certificate of deposit in the same amount.

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

The December 2015 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit is required for the December 2015 Facility, we are eligible for the lowest interest rate if we maintain at least $40 million in deposits with the lender.  In addition, there is an annual fee of 0.2% on the total commitment amount.  At closing, we drew $40.0 million at 1.82% (six month LIBOR plus 1.25%) which we used repay the outstanding principal balance under the August 2013 Facility. Borrowings under the December 2015 Facility are collateralized by substantially all of our assets in the United States. It also contains various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as customary limitations on dispositions, mergers or consolidations and other corporate activities. As of April 30, 2016, we were in compliance with all financial covenants.

In connection with the above credit facilities, we incurred interest expense, net of capitalized interest costs, of $214,000 and $620,000 during the three months ended April 30, 2016 and 2015 respectively. Interest expense also includes amortization of issuance costs, unused commitment fees and fees on letters of credit which are recognized over the related term of the borrowing.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our IPO. A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. Additionally, any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date will be returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Options and restricted stock units generally vest 25% one year from the vesting commencement date and (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter.  As of April 30, 2016, 17,960,272 shares were reserved for future issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

In January 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan (2015 ESPP), which became effective prior to the completion of our IPO. A total of 2,500,000 shares of Class A common stock was initially reserved for issuance under the 2015 ESPP. The number of shares of our Class A common stock available for issuance under the 2015 ESPP will be increased on the first day of each fiscal year beginning in fiscal 2016, with such increase equal to the least of: (i) 2,500,000 shares; (ii) 1% of the outstanding shares of our capital stock on the first day of such fiscal year; or (iii) such other amount as our board of directors may determine. The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2015 ESPP provides for 24-month offering periods beginning March 16 and September 16 of each year, and each offering period will consist of four six-month purchase periods.

On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of April 30, 2016, 3,138,536 shares were reserved for future issuance under the 2015 ESPP.

Early Exercises of Stock Options

Prior to our IPO, certain employees and directors exercised stock options prior to vesting with the approval of our board of directors. The unvested shares are subject to a repurchase right held by us at the original purchase price. Early exercises of options are not deemed to be substantive exercises for accounting purposes, and accordingly, amounts received for early exercises are initially recorded in other liabilities and are reclassified to common stock and additional paid-in capital as the underlying shares vest. As of April 30, 2016, we had no unvested shares subject to repurchase related to early exercises of stock options.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2016	15,634,518	$6.92	7.12	$82,541
Options granted	100,000	$12.22
Option exercised	(1,190,545)	$1.89
Options forfeited/cancelled	(505,528)	$11.40
Balance as of April 30, 2016	14,038,445	$7.22	6.97	$92,321
Vested and expected to vest as of April 30, 2016	13,843,930	$7.16	6.96	$91,747
Exercisable as of April 30, 2016	9,384,975	$5.06	6.42	$78,580

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate intrinsic value of options vested and expected to vest and exercisable as of April 30, 2016 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the three months ended April 30, 2016 and 2015 was $11.9 million and $5.3 million, respectively.  The aggregate estimated fair value of stock options granted to employees that vested during the three months ended April 30, 2016 and 2015 was $5.7 million and $6.1 million, respectively.  The weighted-average grant date fair value of options granted to employees during the three months ended April 30, 2016 and 2015 was $5.25 and $7.7 per share, respectively.

As of April 30, 2016, there was $23.6 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.32 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2016	8,204,968	$15.54
Granted	3,385,139	12.31
Vested, net of shares withheld for employee payroll taxes	(512,104)	16.85
Forfeited/cancelled and shares withheld for employee payroll taxes	(948,743)	15.89
Unvested balance - April 30, 2016	10,129,260	$14.36

As of April 30, 2016, there was $134.2 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.97 years.

Restricted Stock Awards

The following table summarizes the restricted stock activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2016	30,607	$11.38
Vested, net of shares withheld for employee payroll taxes	(8,394)	13.56
Forfeited/cancelled, including shares withheld for employee payroll taxes	(2,783)	9.77
Unvested balance - April 30, 2016	19,430	$10.67

.

As of April 30, 2016, there was $37,000 of unrecognized stock-based compensation expense related to outstanding restricted stock granted to employees that is expected to be recognized over a weighted-average period of 1.05 years.

In addition, in connection with our fiscal 2015 acquisitions, we issued 344,667 shares of restricted stock awards with a weighted-average grant date fair value of $12.96 per share. These restricted stock awards were separately authorized by our board of directors, and did not reduce the number of shares available for future issuance under our equity incentive plans.

As of April 30, 2016, there was $1.8 million of unrecognized stock-based compensation expense related to outstanding restricted stock awards granted outside of the equity incentive plans that is expected to be recognized over a weighted-average period of 1.41 years. In addition, there were 267,717 unvested shares as of April 30, 2016.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of April 30, 2016, there was $0.6 million of unrecognized stock-based compensation related to 52,671 shares of contingently issuable and unvested common stock for certain bonus awards given in connection with our fiscal 2016 and 2015 acquisitions that is expected to be recognized over a weighted-average period of 1.17 years.

2015 ESPP and Other

As of April 30, 2016, there was $16.0 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods .

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Three Months Ended
	April 30,
	2016	2015
Cost of revenue	$1,512	$851
Research and development	6,524	5,263
Sales and marketing	5,230	4,283
General and administrative	2,823	2,318
Total stock-based compensation	$16,089	$12,715

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	April 30,
	2016			2015
Employee Stock Options
Expected term (in years)			6.0	6.0	-	6.1
Risk-free interest rate			1.3%	1.6%	-	1.7%
Volatility			43%	43%	-	44%
Dividend yield			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0	0.5	-	2.0
Risk-free interest rate	0.5%	-	0.9%	0.2%	-	0.7%
Volatility	46%	-	60%	39%	-	41%
Dividend yield			0%			0%

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Expected Term. The expected term represents the period that our share-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options and 2015 ESPP purchase rights.

Expected Volatility. Since we do not have sufficient trading history of our common stock, the expected volatility was derived from the historical stock volatilities of several unrelated public companies within the same industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock option grants and 2015 ESPP purchase rights.

Risk-free Interest Rate. The risk-free rate that we use is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Dividend Yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero.

Note 11. Net Loss per Share

We calculate our basic and diluted net loss per share in conformity with the two-class method required for companies with participating securities. Under the two-class method, basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. Net loss is determined by allocating undistributed earnings between common and redeemable convertible preferred stockholders. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, options to purchase common stock, restricted stock units, employee stock purchase plan, warrants to purchase redeemable convertible preferred stock, repurchasable shares from early exercised options and unvested restricted stock, and contingently issuable common stock authorized in connection with certain acquisitions are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive. Under the two-class method, the net loss is not allocated to the redeemable convertible preferred stock as the holders of our redeemable convertible preferred stock do not have a contractual obligation to share in our losses.

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting and conversion. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis. We did not present dilutive net loss per share on an as-if converted basis because the impact was not dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2016		2015
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(13,632)	$(24,943)	$(6,031)	$(41,252)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	44,151	80,781	15,226	104,153
Net loss per share—basic and diluted	$(0.31)	$(0.31)	$(0.40)	$(0.40)

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended April 30,
	2016	2015
Options to purchase common stock	14,919	17,077
Restricted stock units	8,534	5,663
Employee stock purchase plan	3,133	3,263
Repurchasable shares from early-exercised options and unvested restricted stock	394	651
Contingently issuable common stock	88	161
	27,068	26,815

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

We file tax returns in the United States for federal, California, and other states. All tax years remain open to examination for both federal and state purposes as a result of our net operating loss and credit carryforwards. We file foreign tax returns in the United Kingdom starting with the year ended January 31, 2013, in France, Germany and Japan starting with the year ended January 31, 2014 and in Canada starting with the year ended January 31, 2015, and in Sweden, Netherlands, and Australia starting with the year ended January 31, 2016. These tax years remain open to examination.

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

We were founded and publicly launched our platform in 2005 with a simple but powerful idea: to make it incredibly easy for people to securely manage, share and collaborate on their most important content online. In 2006, we introduced a free version of our product in order to rapidly grow our user base, and we surpassed one million registered users by July 2007. As users began to bring our solution into the workplace, we learned that businesses were eager for a solution to empower user-friendly content sharing and collaboration in a secure, manageable way. Starting in 2007, we began enhancing our platform to serve businesses and large enterprises, which meant expanding our business functionality with features such as our administrative console, identity integration, activity reporting and full-text search. To further satisfy the requirements of IT departments in large organizations, we began to invest heavily in enhancing the security of our platform. Also in 2007, we began to build an enterprise sales team. The continual evolution of our platform features allowed our sales team to sell into increasingly larger organizations. To empower users to work securely from anywhere, we built native applications for all major mobile platforms. The introduction of our iPad application in 2010 further accelerated enterprise adoption of our platform. In 2012, we introduced our Box OneCloud platform and our Box Embed framework to encourage developers and independent software vendors (ISVs) to build powerful applications that connect to Box, furthering the reach of the Box service. In 2015, we continued to innovate by expanding our offerings to include Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; and Box Platform, which further enables customers and partners to build enterprise apps using the Box Platform. In recent years, we have expanded our global presence, opening our first international office in London in 2012, followed by Paris and Tokyo in 2013. In 2014, we launched Box for Industries to accelerate business transformation in every major industry and we continued to expand our international presence further. We also opened offices in Amsterdam and Stockholm in 2015.

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

We have achieved significant growth in a short period of time. Our user base includes over 46 million registered users. We define a registered user as a Box account that has been provisioned to a unique user ID. As of April 30, 2016, over 13% of our registered users were paying users who register as part of a larger enterprise or business account or by using a personal account. We currently have over 62,000 paying organizations, and our solution is offered in 22 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

For the three months ended April 30, 2016 and 2015, our revenue was $90.2 million, and $65.6 million, respectively, representing year-over-year growth of 37%, and our net losses were $38.6 million and $47.3 million, respectively. For the three months ended April 30, 2016 and 2015, revenue from non-U.S. customers represented 17% and 20% of our revenue, respectively. Box is headquartered in Redwood City, California and operates offices in California, New York, Texas, Amsterdam, London, Paris, Stockholm and Tokyo.

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

Key Business Metrics

We use these key metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that these key metrics provide meaningful supplemental information regarding our performance. We believe that both management and investors benefit from referring to these key metrics in assessing our performance and when planning, forecasting, and analyzing future periods. These key metrics also facilitate management's internal comparisons to our historical performance as well as comparisons to our competitors' operating results. We believe these key metrics are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business.

	April 30,
	2016	2015
Billings (in thousands)	$75,926	$69,765
Billings growth rate	9%	58%
Free cash flow (in thousands)	(16,156)	(17,311)
Retention rate (period end)	116%	123%

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

We calculate billings for a period by adding changes in deferred revenue in that period to revenue. Billings help investors better understand our sales activity for a particular period, which is not necessarily reflected in our revenue as a result of the fact that we recognize subscription revenue ratably over the subscription term. We consider billings a significant performance measure and after adjusting for any shifts in relative payment frequencies, a leading indicator of future revenue. We monitor billings to manage our business, make planning decisions, evaluate our performance and allocate resources. We believe that billings offers valuable supplemental information regarding the performance of our business and will help investors better understand the sales volumes and performance of our business.  Although we consider billings to be a significant performance measure, we do not consider it to be a non-GAAP financial measure given that it is calculated using exclusively revenue and deferred revenue, both of which are financial measures calculated in accordance with GAAP.

Billings increased 9% in the three months ended April 30, 2016 over three months ended April 30, 2015. The increase in billings was primarily driven by the addition of new customers with larger initial deployments and expansion of the number of users within existing customers. For the three months ended April 30, 2016, our year-over-year billings growth rate was adversely impacted by early renewals by existing customers in the quarter ended January 31, 2016, our increased focus on annual payment frequency, and increased seasonality in our business.

For the remainder of fiscal year 2017, we expect to continue focusing on standardizing on annual payment frequencies which, over time, we anticipate will mitigate fluctuations in billings which are not correlated to future revenue. This shift will not alter related revenue recognition or the related growth rates of revenue; however, to the extent we see a relatively lower percentage of multi-year pre-payments as a result, this shift will naturally cause billings growth to decelerate faster than we would expect revenue growth for the year to decelerate. In addition, as we have gained and expect to continue to gain more traction with large enterprise customers, we also anticipate our quarterly billings to increasingly concentrate in the back half of our fiscal year; especially in the fourth quarter. Therefore, while billings continue to be a key business metric for the Company, we expect the relationship between billings and revenue in the remainder of fiscal year 2017 to be different from the correlation in more recent years and, therefore, past results are not expected to be indicative of future results; particularly in the quarterly periods throughout the year. Specifically, we expect our billings growth rate to decelerate faster than we expect revenue growth rates to decelerate.

Free Cash Flow

We define free cash flow as cash provided by (used in) operating activities less purchases of property and equipment, principal payments of capital lease obligations, and other items that did not or are not expected to require cash settlement and which management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. Historically, these items have included restricted cash used to guarantee a significant letter of credit for our Redwood City headquarters. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. Our free cash flow was ($16,156) and ($17,311) for the three month ended April 30, 2016 and 2015, respectively. A reconciliation of free cash flow to cash provided by (used in) operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section of this report. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

Retention Rate

We calculate our retention rate as of a period end by starting with the annual contract value (ACV) from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period ACV) and a subscription term of at least 12 months. We then calculate ACV from these same customers as of the current period end (Current Period ACV). Finally, we divide the aggregate Current Period ACV for the trailing 12 month period by the aggregate Prior Period ACV for the trailing 12 month period to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the three months ended April 30, 2016. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 116% and 123% as of April 30, 2016 and 2015, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% for enterprise customers of the Prior Period ACV for the three months ended April 30, 2016. Our retention rates consistently exceeded 100% and were primarily attributable to an increase in user expansion, from both enterprise and small and medium business customers. We believe our investments in product, Customer Success, and Box Consulting are driving improvements in customer retention. As we penetrate customer accounts, we expect our rate of growth in expansion to trend down over time but our retention rate to remain above 100% for the foreseeable future.

Reconciliation of Billings to Revenue

To provide investors with additional information regarding our financial results, we have disclosed in the table above and within this report billings, a key financial metric. We have provided a reconciliation below of billings to revenue, the most directly comparable GAAP financial measure. We consider billings, after adjusting for any shifts in relative payment frequencies, a significant performance measure and a leading indicator of future revenue. Billings also help investors better understand our sales activity for a particular period, which is not necessarily reflected in our revenue as a result of the fact that we recognize subscription revenue ratably over the subscription term. We monitor billings to manage our business, make planning decisions, evaluate our performance and allocate resources.

Our use of billings has the following limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. Billings are recognized when invoiced, while the related revenue is recognized ratably over the term of the subscription or premier support services. When we invoice customers more frequently than their subscription period, amounts not yet invoiced will not be reflected in deferred revenue or billings. Also, other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure.

A reconciliation of billings to revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended
	April 30,
	2016	2015
GAAP revenue	$90,155	$65,621
Deferred revenue, end of period	172,184	124,201
Less: deferred revenue, beginning of period	(186,413)	(120,057)
Billings	$75,926	$69,765

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

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States, offset, when applicable, by the tax benefit recognized from the release of our valuation allowance in connection with certain acquisitions.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended
	April 30,
	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$90,155	$65,621
Cost of revenue(1)(2)	27,859	17,153
Gross profit	62,296	48,468
Operating expenses:
Research and development(2)	26,907	23,134
Sales and marketing(2)	59,472	56,495
General and administrative(1)(2)	14,509	15,472
Total operating expenses	100,888	95,101
Loss from operations	(38,592)	(46,633)
Interest expense, net	(176)	(514)
Other income (expense), net	441	(77)
Loss before provision for income taxes	(38,327)	(47,224)
Provision for income taxes	248	59
Net loss	$(38,575)	$(47,283)

(1) Includes intangible assets amortization as follows:
	Three Months Ended
	April 30,
	2016	2015
	(in thousands)
Cost of revenue	$1,420	$1,107
General and administrative	39	39
Total intangible assets amortization	$1,459	$1,146

(2) Includes stock-based compensation expense as follows:
	Three Months Ended
	April 30,
	2016	2015
	(in thousands)
Cost of revenue	$1,512	$851
Research and development	6,524	5,263
Sales and marketing	5,230	4,283
General and administrative	2,823	2,318
Total stock-based compensation	$16,089	$12,715

	Three Months Ended
	April 30,
	2016	2015
Percentage of Revenue:
Revenue	100%	100%
Cost of revenue(1)(2)	31	26
Gross profit	69	74
Operating expenses:
Research and development(2)	30	35
Sales and marketing(2)	66	86
General and administrative(1)(2)	16	24
Total operating expenses	112	145
Loss from operations	(43)	(71)
Interest expense, net	—	(1)
Other income (expense), net	—	—
Loss before provision for income taxes	(43)	(72)
Provision for income taxes	—	—
Net loss	(43)%	(72)%

(1) Includes intangible assets amortization as follows:
	Three Months Ended
	April 30,
	2016	2015
Cost of revenue	2%	2%
General and administrative	—	—
Total intangible assets amortization	2%	2%

(2) Includes stock-based compensation expense as follows:
	Three Months Ended
	April 30,
	2016	2015
Cost of revenue	2%	1%
Research and development	7	8
Sales and marketing	6	7
General and administrative	3	3
Total stock-based compensation	18%	19%

Comparison of the Three Months Ended April 30, 2016 and 2015

Revenue

	Three Months Ended
	April 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenue	$90,155	$65,621	$24,534	37%

Revenue was $90.2 million for the three months ended April 30, 2016, compared to $65.6 million for the three months ended April 30, 2015, representing an increase of $24.5 million, or 37%. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by more than 30% from April 30, 2015 to 2016. Also in this period, we experienced increased renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 116% as of April 30, 2016.

Cost of Revenue

	Three Months Ended
	April 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$27,859	$17,153	$10,706	62%
Percentage of revenue	31%	26%

Cost of revenue was $27.9 million, or 31% of revenue, for the three months ended April 30, 2016, compared to $17.2 million, or 26% of revenue, for the three months ended April 30, 2015, representing an increase of $10.7 million, or 62%. The increase in absolute dollars was primarily due to an increase of $0.8 million in allocated costs attributable mainly to increased facilities and infrastructure costs, an increase of $1.9 million in employee and related costs, and an increase of $1.0 million in stock-based compensation expense primarily driven by the increase in headcount in our datacenter operations, customer support, and in our Box Consulting functions. Headcount in these functions grew from 185 employees as of April 30, 2015 to 225 employees as of April 30, 2016. In addition, there was an increase of $2.5 million in datacenter service costs, an increase of $1.7 million in depreciation of our server equipment, an increase of $0.7 million in enterprise subscription software expenses, and an increase in investments for our growing paid users. Cost of revenue as a percentage of revenue increased 5 points year-over-year primarily due to our continued investments in our data center infrastructure and Box Consulting to support our expected growth in paying customers and new products.

Research and Development

	Three Months Ended
	April 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Research and development	$26,907	$23,134	$3,773	16%
Percentage of revenue	30%	35%

Research and development expenses were $26.9 million, or 30% of revenue, for the three months ended April 30, 2016, compared to $23.1 million, or 35% of revenue, for the three months ended April 30, 2015, representing an increase of $3.8 million, or 16%. The increase in absolute dollars was primarily due to an increase of $1.7 million in allocated costs attributable mainly to increased facilities and infrastructure costs, an increase of $1.3 million in stock-based compensation expense and an increase of $1.0 million in employee and related costs primarily due to the timing of key new hires in the platform and engineering functions during fiscal year 2016. Despite an increase in absolute dollars spent, research and development expense as a percentage of revenue decreased 5 points year over year. While we continued to invest in our product and service offerings and bring new products to general availability and further differentiate our offerings, we were able to do so at a lower percentage of revenue year over year by leveraging our growing revenue.

Sales and Marketing

	Three Months Ended
	April 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$59,472	$56,495	$2,977	5%
Percentage of revenue	66%	86%

Sales and marketing expenses were $59.5 million, or 66% of revenue, for the three months ended April 30, 2016, compared to $56.5 million, or 86% of revenue, for the three months ended April 30, 2015, representing an increase of $3.0 million, or 5%. The increase in absolute dollars was primarily due to an increase of $1.4 million in allocated costs attributable mainly to increased facilities and infrastructure costs, an increase of $2.8 million in employee and related costs, and an increase of $1.3 million in stock-based compensation expense primarily driven by the increase in headcount from 578 employees as of April 30, 2015 to 595 employees as of April 30, 2016 and the timing of key new hires in the sales function. The increase was partially offset by a $1.8 million decrease in datacenter and customer support costs to support our free users and a $0.6 million decrease in marketing events. Sales and marketing expenses as a percentage of revenue decreased 20 points year over year due to improved marketing efficiency, as our sales and marketing expenses are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions, and a decrease in relative cost to support our free users. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will decrease as a percentage of revenue. We continue to invest aggressively to capture our large market opportunity and capitalize on our competitive position, while growing our productivity and efficiency to achieve our long-term margin objectives.

General and Administrative

	Three Months Ended
	April 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
General and administrative	$14,509	$15,472	$(963)	(6)%
Percentage of revenue	16%	24%

General and administrative expenses were $14.5 million, or 16% of revenue, for the three months ended April 30, 2016, compared to $15.5 million, or 24% of revenue, for the three months ended April 30, 2015, representing a decrease of $1.0 million, or 6%. The decrease in absolute dollars was primarily due to a decrease of $2.8 million in litigation related expenses and a decrease of $0.5 million in outside consulting services. The decrease in litigation related expenses includes the net income of $1.7 million recorded in the three months ended April 30, 2016 for the Open Text settlement. This was offset by an increase in employee and related costs of $2.5 million as we increased our general and administrative headcount from 170 employees as of April 30, 2015 to 221 employees as of April 30, 2016.

Liquidity and Capital Resources

	Three Months Ended April 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(4,231)	$(32,182)
Net cash used in investing activities	(4,386)	(113,280)
Net cash provided by (used in) financing activities	5,452	(4,980)

As of April 30, 2016, we had cash and cash equivalents and marketable securities of $183.4 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits and our marketable securities consisted of asset-backed securities. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We may continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business.

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

In December 2015, we entered into a new revolving credit facility with a different lender (December 2015 Facility). The December 2015 Facility provides for a revolving loan facility in the amount of up to $40.0 million maturing in December 2017. The December 2015 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit is required for the December 2015 Facility, we are eligible for the lowest interest rate if we maintain at least $40 million in deposits with the lender.  In addition, there is an annual fee of 0.2% on the total commitment amount.  At closing, we drew $40.0 million at 1.82% (six month LIBOR plus 1.25%) which we used repay the outstanding principal balance under the August 2013 Facility. Borrowings under the December 2015 Facility are collateralized by substantially all of our assets in the United States. It also contains various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as customary limitations on dispositions, mergers or consolidations and other corporate activities.

Operating Activities

For the three months ended April 30, 2016, cash used in operating activities was $4.2 million, or $0.5 million after excluding a $3.8 million payment related to a legal settlement. The primary factor affecting our operating cash flows during this period was our net loss of $38.6 million, partially offset by the non-cash charges of $33.1 million and changes in our operating assets and liabilities of $1.3 million. Non-cash charges consisted primarily of $16.1 million for stock-based compensation, $12.1 million for depreciation and amortization of our property and equipment and intangible assets, and $4.8 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were a $41.9 million decrease in accounts receivable, partially offset by a $26.4 million decrease in accounts payable, accrued expenses and other liabilities, and a $14.2 million decrease in deferred revenue. The decrease in accounts receivable was due to the seasonality of our business and reflects collections primarily from the sales attributable to the three months ended January 31, 2016. The decrease in deferred revenue was primarily driven by increasing seasonality in our sales cycle and our continued focus on annual payment durations over multi-year prepayments. The decrease in deferred commissions was due to increased seasonality. The decrease in accounts payable, accrued expenses and other liabilities was primarily attributable to seasonality where we are settling accrued compensation and benefits, including commissions and bonuses, attributable to the three months ended January 31, 2016.

Investing Activities

Cash used in investing activities of $4.4 million for the three months ended April 30, 2016 was primarily due to $11.0 million of capital expenditures, including $9 million related to our new Redwood City headquarters, partially offset by $6.6 million of proceeds from maturities of marketable securities.

Financing Activities

Cash provided by financing activities of $5.5 million for the three months ended April 30, 2016 was primarily due to $9.0 million proceeds from issuances of common stock under the 2015 ESPP and $2.2 million proceeds from exercise of stock options, partially offset by $4.8 million of employee payroll taxes paid related to net share settlement of restricted stock units and $0.9 million of payments of capital lease obligations.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of April 30, 2016:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt(1)	$41,243	$808	$40,435	$—	$—
Operating lease obligations, net of sublease income amounts (2)	266,487	16,309	38,751	48,126	163,301
Capital leases(3)	16,538	7,230	9,308	—	—
Purchase obligations(4)	23,892	19,859	4,033	—	—
Total	$348,160	$44,206	$92,527	$48,126	$163,301

(1)	Includes interest and unused commitment fee on our line of credit.
(2)

Includes operating lease obligations for our buildings. As of April 30, 2016, we anticipated receiving sublease income of $15.9 million over the next three years from tenants in certain of our leased facilities.  The amounts set forth in the table above are net of these sublease income amounts.

(3)	Includes obligations related to our datacenter hardware.
(4)	Purchase obligations relate primarily to datacenter operations and sales marketing activities.

Off-Balance Sheet Arrangements

Through April 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2016 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2016.

Recent Accounting Pronouncement

See Part I, Item 1. Financial Statements—Note 2. Summary of Significant Accounting Policies for information regarding the effect of new accounting pronouncements on our financial statements.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating loss, non-GAAP operating margin, non-GAAP net loss, non-GAAP net loss per share, and free cash flow (collectively, the non-GAAP financial measures) each meet the definition of a non-GAAP financial measure.

We use these non-GAAP financial measures and key metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures and key metrics provide meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of our recurring core business operating results. We believe that both management and investors benefit from referring to these non-GAAP financial measures and key metrics in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures and key metrics also facilitate management's internal comparisons to our historical performance as well as comparisons to our competitors' operating results. We believe these non-GAAP financial measures and key metrics are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business.

Non-GAAP operating loss and operating margin

We define non-GAAP operating loss as operating loss excluding expenses related to stock-based compensation (SBC), intangible assets amortization, and as applicable, other special items. Non-GAAP operating margin is defined as non-GAAP operating loss divided by revenue. Although stock-based compensation is an important aspect of the compensation of Box’s employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. For restricted stock unit awards, the amount of stock-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology and trade names, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of purchased intangibles is a static expense, one that is not typically affected by operations during any particular period. We further exclude expenses related to certain litigation because they are considered by management to be special items outside our core operating results.

Non-GAAP net loss, and net loss per share

We define non-GAAP net loss as net loss excluding expenses related to SBC, intangible assets amortization, remeasurement of redeemable convertible preferred stock warrant liability, and as applicable, other special items. We define non-GAAP net loss as net loss excluding expenses related to SBC, intangible assets amortization, remeasurement of redeemable convertible preferred stock warrant liability, accretion of redeemable convertible preferred stock, deemed dividend on the conversion of Series F redeemable convertible preferred stock, and as applicable, other special items. We define non-GAAP net loss per share as non-GAAP net loss divided by the weighted average outstanding shares. We exclude remeasurement of redeemable convertible preferred stock warrant liability, accretion of redeemable convertible preferred stock, deemed dividend on the conversion of Series F redeemable convertible preferred stock, and as applicable, other special items because they are considered by management to be outside our core operating results.

Free Cash Flow

We define free cash flow as cash provided by (used in) operating activities less purchases of property and equipment, principal payments of capital lease obligations, and other items that did not or are not expected to require cash settlement and which management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to Non-GAAP financial measures. Historically, these items have included restricted cash used to guarantee a significant letter of credit for Box's Redwood City headquarters. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash provided by (used in) operating activities, its nearest GAAP equivalent, is presented in the Non-GAAP Financial Measures section of this report. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

Our reconciliation of the non-GAAP financial measures for the three months ended April 30, 2016 and 2015 are as follows (in thousands, except per share data and percentages):

	April 30,
	2016	2015
	(in thousands)
GAAP operating loss	$(38,592)	$(46,633)
Stock-based compensation	16,089	12,715
Intangible assets amortization	1,459	1,146
Expenses related to a legal verdict(1)	(1,664)	186
Non-GAAP operating loss	$(22,708)	$(32,586)

GAAP operating margin	(43)%	(71)%
Stock-based compensation	18	19
Intangible assets amortization	2	2
Expenses related to a legal verdict(1)	(2)	—
Non-GAAP operating margin	(25)%	(50)%

GAAP net loss	$(38,575)	$(47,283)
Stock-based compensation	16,089	12,715
Intangible assets amortization	1,459	1,146
Expenses related to a legal verdict(1)	(1,664)	186
Non-GAAP net loss	$(22,691)	$(33,236)

GAAP net loss per share, basic and diluted	$(0.31)	$(0.40)
Stock-based compensation	0.13	0.11
Intangible assets amortization	0.01	0.01
Expenses related to a legal verdict(1)	(0.01)	—
Non-GAAP net loss per share, basic and diluted	$(0.18)	$(0.28)
Weighted-average shares outstanding, basic and diluted	$124,932	$119,379

GAAP net cash used in operating activities	$(4,231)	$(32,182)
Restricted cash used to guarantee a letter of credit for Redwood City HQ	—	25,000
Purchases of property and equipment	(10,976)	(9,901)
Payments of capital lease obligations	(949)	(228)
Free cash flow	$(16,156)	$(17,311)

(1)	Included in general and administrative expenses in the consolidated statements of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $183.4 million as of April 30, 2016. Our cash equivalents and marketable securities primarily consist of overnight deposits and asset-backed securities. All cash equivalents and marketable securities are recorded at their estimated fair value.

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

Interest rate risk also reflects our exposure to movements in interest rates associated with the December 2015 Facility. As of April 30, 2016, we had total debt outstanding with a carrying amount of $40 million which approximates fair value. A hypothetical 10% increase or decrease in interest rates after April 30, 2016 would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, British Pounds, Euros, Japanese Yen and Canadian dollars. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro and Japanese Yen. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-USD cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the three months ended April 30, 2016 and 2015.

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

On March 31, 2016, Open Text and the Company entered into a Confidential Settlement and Release Agreement (the “Settlement Agreement”), which fully settled the lawsuit and resulted in a full dismissal of the case against the Company.  In connection with such settlement, the Company paid an amount equal to $3.75 million in total to Open Text, and the Company's obligation to pay the jury award amount of approximately $4.9 million and all pre- and post-judgment interest was terminated. The parties agreed to drop all appeals pending in connection with the litigation and each agreed to certain standard mutual releases related to the subject matter of the suit. The settlement has no impact on the Groupware Patent and Dialog Patent claims that were found to be invalid by the Court during the litigation against the Company and against Alfresco Software.

In addition to the litigation discussed above, from time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2016.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $202.9 million in our fiscal year ended January 31, 2016, $168.2 million in our fiscal year ended January 31, 2015, $168.6 million in our fiscal year ended January 31, 2014, and $38.6 million in the three months ended April 30, 2016. As of April 30, 2016, we had an accumulated deficit of $770.9 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our datacenter infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

We have experienced a period of rapid growth in our operations and employee headcount. In particular, we grew from 973 employees as of January 31, 2014 to 1,315 employees as of April 30, 2016, and significantly increased the size of our customer base. You should not consider our recent growth as indicative of our future performance. However, we anticipate that we will expand our operations and employee headcount in the near term, including internationally. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business performance and operating results.

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

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission has enacted a general data protection regulation that becomes effective in May 2018 and will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. Additionally, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. Although U.S. and EU authorities reached a political agreement on February 2, 2016, regarding a new potential means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, it is unclear whether the EU-U.S. Privacy Shield will be formally implemented and whether the EU-U.S. Privacy Shield will function as an appropriate means for us to legitimize personal data transfers from the EEA to the U.S. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. In addition, some countries are considering legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. In addition, some of the industries we serve have industry-specific requirements relating to compliance with certain security and regulatory standards, such as FedRAMP, and those required by the HIPAA, FINRA, and the HITECH Act. As we expand into new verticals and regions, we will likely need to comply with these and other new requirements to compete effectively. If we cannot comply or if we incur a violation in one or more of these requirements, our growth could be adversely impacted, and we could incur significant liability.

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

Our quarterly operating results, including the levels of our revenue, billings, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	our ability to attract new customers;
•	our ability to convert users of our limited free versions to paying customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	our retention rate;
•	the timing of revenue recognition;
•	the impact on billings of shifting our focus to annual (rather than multi-year) payment frequencies from our customers;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network outages or security breaches;
•	general economic, industry and market conditions;
•	increases or decreases in the number of features in our services or pricing changes upon any renewals of customer agreements;
•	changes in our go to market strategies and/or pricing policies and/or those of our competitors;
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

On March 31, 2016, Open Text and the Company entered into a Confidential Settlement and Release Agreement (the “Settlement Agreement”), which fully settled the lawsuit and resulted in a full dismissal of the case against the Company.  In connection with such settlement, the Company paid an amount equal to $3.75 million in total to Open Text, and the Company's obligation to pay the jury award amount of approximately $4.9 million and all pre- and post-judgment interest was extinguished. The parties agreed to drop all appeals pending in connection with the litigation and each agreed to certain standard mutual releases related to the subject matter of the suit. The settlement has no impact on the Groupware Patent and Dialog Patent claims that were found to be invalid by the Court during the litigation against the Company and against Alfresco Software.

From time to time, certain other third parties have claimed that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In addition, we cannot assure you that actions by other third parties alleging infringement by us of third-party patents will not be asserted or prosecuted against us. In the future, others may claim that our services and underlying technology infringe or violate their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify services, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations. During the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part on our intellectual property. As of April 30, 2016, we had 26 issued patents in the U.S., 16 issued patents in Great Britain, 2 issued patents in Canada, and 97 pending patent applications in the U.S. and 15 pending patent applications internationally. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the U.S., and we may have to expend significant resources to obtain additional patents as we expand our international operations.

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

Our core services and our expanded offerings such as Box KeySafe, Box Governance and Box Platform are becoming increasingly mission-critical to our customers’ internal and external business operations, as well as their ability to comply with legal requirements, regulations, and standards such as FINRA, HIPAA, and FedRAMP. These services and offerings are inherently complex and may contain material defects or errors. Any defects either in functionality or that cause interruptions in the availability of our services, as well as user error, could result in:

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

We believe that our culture has been and will continue to be a key contributor to our success. From January 31, 2012 to April 30, 2016, we increased the size of our workforce by 946 employees, and we expect to continue to hire as we expand. If we do not continue to develop our company culture or maintain our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of April 30, 2016, including our executive officers, employees and directors and their affiliates, collectively held approximately 94.2% of the voting power of our outstanding capital stock as of such date. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from April 30, 2015 through April 30, 2016, the closing price of our Class A common stock ranged from $9.12 per share to $19.35 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

Items 2, 3, 4 and 5 are not applicable and have been omitted.

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

Date: June 9, 2016.

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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