Form 10-Q
period 2016-07-31
BOX INC
filed 2016-09-07
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

As of August 31, 2016, the number of shares of the registrant’s Class A common stock outstanding was 53,826,455 and the number of shares of the registrant’s Class B common stock outstanding was 73,941,755.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to maintain an adequate rate of revenue and billings growth and our expectations regarding such growth;
•	our business plan and our ability to effectively manage our growth;
•	our ability to achieve profitability and positive cash flow;
•	our ability to achieve our long-term margin objectives;
•	costs associated with defending intellectual property infringement and other claims;
•	our ability to attract and retain end-customers;
•	our ability to further penetrate our existing customer base;
•	our ability to displace existing products in established markets;
•	our ability to expand our leadership position as an enterprise content platform;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and bring them to market in a timely manner;
•

our plans to further invest in our business, including investment in research and development, sales and marketing, our datacenter infrastructure and our professional services organization, and our ability to effectively manage such investments;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31,	January 31,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$173,331	$185,741
Marketable securities	—	7,379
Accounts receivable, net of allowance of $3,146 and $3,678	75,170	99,542
Prepaid expenses and other current assets	13,770	14,729
Deferred commissions	10,591	12,603
Total current assets	272,862	319,994
Property and equipment, net	107,093	120,492
Intangible assets, net	1,520	3,895
Goodwill	14,301	14,301
Restricted cash	27,128	27,952
Other long-term assets	9,248	10,854
Total assets	$432,152	$497,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,557	$9,862
Accrued compensation and benefits	21,089	35,631
Accrued expenses and other current liabilities	14,418	31,926
Capital lease obligations	8,077	4,698
Deferred revenue	166,377	168,051
Deferred rent	186	298
Total current liabilities	217,704	250,466
Debt, non-current	40,000	40,000
Capital lease obligations, non-current	10,747	7,316
Deferred revenue, non-current	16,627	18,362
Deferred rent, non-current	44,440	41,674
Other long-term liabilities	1,815	1,769
Total liabilities	331,333	359,587
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of July 31, 2016 (unaudited) and January 31, 2016, respectively	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized, 53,697 shares issued and outstanding as of July 31, 2016; 1,000,000 shares authorized, 42,266 shares issued and outstanding as of January 31, 2016	5	4
Class B common stock, par value $0.0001 per share; 200,000 shares authorized, 73,967 shares issued and outstanding as of July 31, 2016; 200,000 shares authorized, 81,855 shares issued and outstanding as of January 31, 2016;	7	8
Additional paid-in capital	911,018	871,491
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive loss	(16)	(84)
Accumulated deficit	(809,018)	(732,341)
Total stockholders’ equity	100,819	137,901
Total liabilities and stockholders’ equity	$432,152	$497,488

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Revenue	$95,713	$73,450	$185,868	$139,071
Cost of revenue	27,602	20,636	55,461	37,789
Gross profit	68,111	52,814	130,407	101,282
Operating expenses:
Research and development	28,265	26,453	55,172	49,587
Sales and marketing	60,186	58,460	119,658	114,955
General and administrative	17,579	17,675	32,088	33,147
Total operating expenses	106,030	102,588	206,918	197,689
Loss from operations	(37,919)	(49,774)	(76,511)	(96,407)
Interest expense, net	(189)	(229)	(365)	(743)
Other income (expense), net	190	(31)	631	(108)
Loss before provision for income taxes	(37,918)	(50,034)	(76,245)	(97,258)
Provision for income taxes	184	141	432	200
Net loss	$(38,102)	$(50,175)	$(76,677)	$(97,458)
Net loss per common share, basic and diluted	$(0.30)	$(0.42)	$(0.61)	$(0.81)
Weighted-average shares used to compute net loss per share, basic and diluted	126,776	120,399	125,864	119,987

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Net loss	$(38,102)	$(50,175)	$(76,677)	$(97,458)
Other comprehensive income (loss)*:
Changes in foreign currency translation adjustment	(49)	(21)	65	(28)
Net change in unrealized gain (loss) on available-for-sale investments	1	(9)	3	(7)
Other comprehensive income (loss)*:	(48)	(30)	68	(35)
Comprehensive loss	$(38,150)	$(50,205)	$(76,609)	$(97,493)

*	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,102)	$(50,175)	$(76,677)	$(97,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,721	9,865	22,805	19,031
Stock-based compensation expense	19,064	14,728	35,153	27,443
Amortization of deferred commissions	4,605	3,922	9,376	7,528
Other	(25)	102	83	100
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(17,555)	(15,496)	24,372	127
Deferred commissions	(4,149)	(5,354)	(6,406)	(8,167)
Prepaid expenses and other assets, current and noncurrent	2,664	1,343	2,437	(27,112)
Accounts payable	(550)	8,602	(284)	8,868
Accrued expenses and other liabilities	7,484	2,560	(19,214)	1,563
Deferred rent	144	2,094	2,654	3,942
Deferred revenue	10,820	6,148	(3,409)	10,292
Net cash used in operating activities	(4,879)	(21,661)	(9,110)	(53,843)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(6,202)	—	(112,521)
Sales of marketable securities	240	709	240	3,849
Maturities of marketable securities	471	6,653	7,057	6,653
Purchases of property and equipment	(771)	(17,943)	(11,747)	(27,844)
Proceeds from sale of property and equipment	72	—	76	—
Acquisitions and purchases of intangible assets, net of cash acquired	—	(18)	—	(218)
Net cash provided by (used in) investing activities	12	(16,801)	(4,374)	(130,081)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of initial public offering costs	—	(839)	—	(2,172)
Payment of borrowing costs	—	—	(93)	—
Proceeds from exercise of stock options, net of repurchases of early exercised stock options	1,969	1,618	4,215	2,414
Proceeds from issuances of common stock under employee stock purchase plan	—	—	9,016	—
Employee payroll taxes paid related to net share settlement of restricted stock units	(4,100)	(1,972)	(8,868)	(6,187)
Payments of capital lease obligations	(2,312)	(192)	(3,261)	(420)
Net cash provided by (used in) financing activities	(4,443)	(1,385)	1,009	(6,365)
Effect of exchange rate changes on cash and cash equivalents	(49)	(21)	65	(28)
Net decrease in cash and cash equivalents	(9,359)	(39,868)	(12,410)	(190,317)
Cash and cash equivalents, beginning of period	182,690	179,987	185,741	330,436
Cash and cash equivalents, end of period	$173,331	$140,119	$173,331	$140,119
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$555	$293	$788	$652
Net cash paid (received) for income taxes, net of tax refunds	(2)	242	116	700
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued equipment purchases	$(2,180)	$8,446	$(15,024)	$5,648
Purchases of property and equipment under capital lease	5,562	2,335	9,910	4,065
Change in unpaid tax related to capital lease	628	—	430	—
Change in unpaid taxes related to net share settlement of restricted stocks	(461)	—	—	—
Vesting of early exercised stock options and restricted stock	—	40	11	80
Issuance of common stock in connection with acquisitions and purchases of intangible assets	—	5,444	—	6,108
Change in unpaid deferred offering costs	—	(839)	—	(2,172)

See notes to condensed consolidated financial statements.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

We were incorporated in the state of Washington in April 2005, and were reincorporated in the state of Delaware in March 2008. We changed our name from Box.Net, Inc. to Box, Inc. in November 2011. Box provides an enterprise content platform that enables organizations of all sizes to securely manage enterprise content while allowing easy, secure access and sharing of this content from anywhere, on any device.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2016 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2016 and 2015, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2016 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 {the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2016 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of July 31, 2016, and our results of operations, including our comprehensive loss, and our cash flows for the three and six months ended July 31, 2016 and 2015. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2017.

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

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits.

We sell to a broad range of customers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for accounts receivable based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are reasonably assured based on the size, industry diversification, financial condition and past transaction history of our customers. As of July 31,

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2016 and January 31, 2016, no single customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue during the three and six months ended July 31, 2016 and 2015.

We serve our customers and users from datacenter facilities operated by third parties. In order to reduce the risk of down time of our enterprise cloud content management services, we have established datacenters and third-party cloud computing and hosting providers in various locations in the United States and abroad. We have internal procedures to restore services in the event of disaster at any one of our current datacenter facilities. Even with these procedures for disaster recovery in place, our cloud services could be significantly interrupted during the implementation of the procedures to restore services.

Geographic Locations

Revenue attributed to the United States was 83% and 80% for the three months ended July 31, 2016 and 2015, respectively, and for the six months ended July 31, 2016 and 2015, respectively. No other country outside of the United States comprised 10% or greater of our revenue for all periods presented.

Substantially all of our net assets are located in the United States. As of July 31, 2016 and January 31, 2016, property and equipment located in the United States was 99.5% and 99.3%, respectively.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments- Credit Losses. ASU 2016-13 changes the accounting of credit losses on financial instruments and other commitments. The standard also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

with credit deterioration since their origination. The new standard is effective for us beginning February 1, 2020 with early adoption permitted. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the FASB issued subsequent ASUs, which serve to clarify certain aspects of ASU 2014-09. The standard will be effective for us beginning February 1, 2018, at which time we may adopt the new standard under either the full retrospective method or the modified retrospective method. Early adoption is permitted. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

Note 2. Fair Value Measurements

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

We measure marketable securities and restricted cash at fair value on a recurring basis. We classify these assets within Level 1 or Level 2 because they are valued using either quoted market prices for identical assets or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of July 31, 2016, we had no marketable securities in our investment portfolio.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables set forth the fair value of our financial assets measured at fair value on a recurring basis as of July 31 and January 31, 2016, using the above input categories (in thousands):

	July 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets
Restricted cash:
Certificates of deposit	$—	$26,968	$—	$26,968
Money market funds	160	—	—	160
Total assets measured at fair value	$160	$26,968	$—	$27,128

	January 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities:
Corporate debt securities	$—	$5,559	$—	$5,559
Asset-backed securities	—	1,820	—	1,820
Restricted cash:
Certificates of deposit	—	26,968	—	26,968
Money market funds	984	—	—	984
Total assets measured at fair value	$984	$34,347	$—	$35,331

Note 3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31,	January 31,
	2016	2016
Prepaid expenses	$11,032	$8,410
Tenant incentives receivable under our headquarters lease in Redwood City	—	3,024
Other current assets	2,738	3,295
Total prepaid expenses and other current assets	$13,770	$14,729

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	July 31,	January 31,
	2016	2016
Servers	$117,948	$111,015
Leasehold improvements	63,930	68,082
Computer hardware and software	10,676	11,009
Furniture and fixtures	12,649	12,485
Construction in progress	8,415	4,808
Total property and equipment	213,618	207,399
Less: accumulated depreciation	(106,525)	(86,907)
Total property and equipment, net	$107,093	$120,492

As of July 31, 2016, the gross carrying amount of property and equipment included $19.4 million of servers and $5.7 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $5.4 million. As of January 31, 2016, the gross carrying amount of property and equipment included $13.9

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

million of servers and $1.2 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $2.4 million.

Depreciation expense related to property and equipment was $9.8 million and $8.4 million for the three months ended July 31, 2016 and 2015, respectively, and $20.4 million and $16.4 million for the six months ended July 31, 2016 and 2015, respectively. Included in these amounts was depreciation expense for servers acquired under capital leases in the amount of $1.6 million and $0.4 million for the three months ended July 31, 2016 and 2015, respectively, and $2.9 million and $0.6 million for the six months ended July 31, 2016 and 2015, respectively. Construction in progress primarily consists of servers, networking equipment and storage infrastructure being provisioned in our third party datacenter hosting facilities as well as leasehold improvements. In addition, the amounts of interest capitalized to property and equipment were immaterial for the three and six months ended July 31, 2016 and 2015.

Note 4. Acquisitions

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

Other Acquisitions

During fiscal year 2016, we purchased and licensed certain assets of two other companies for an aggregate purchase price of $0.8 million. We accounted for these transactions as business combinations. In allocating the purchase consideration based on estimated fair values, we recorded $0.3 million of developed technology and $0.4 million of goodwill. Goodwill for these acquisitions is deductible for U.S. income tax purposes. Developed technology is being amortized on a straight-line basis over an estimated useful life of two years. These acquisitions are expected to enhance our Box service by leveraging the acquired companies’ technologies, along with gaining access to their key talent. Aggregate transaction costs related to these acquisitions were immaterial.

Results of operations for these acquisitions have been included in our consolidated statements of operations since the acquisition dates and were not material. Pro forma results of operations for these acquisitions have not been presented because they were also not material to the consolidated results of operations.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Goodwill and Intangible Assets

There was no goodwill activity during the three and six months ended July 31, 2016.

Intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (1)		Gross Value	Accumulated Amortization	Net Carrying Value
July 31, 2016
Developed technology	2.5	years	$14,273	$(13,009)	$1,264
Trade name and other	6.9	years	1,201	(945)	256
Intangibles, net			$15,474	$(13,954)	$1,520

January 31, 2016
Developed technology	2.5	years	$14,273	$(10,711)	$3,562
Trade name and other	6.9	years	1,201	(868)	333
Intangibles, net			$15,474	$(11,579)	$3,895

(1)	From the date of acquisition

Intangible amortization expense was $0.9 million and $1.5 million for the three months ended July 31, 2016 and 2015, respectively, and $2.4 million and $2.7 million for the six months ended July 31, 2016 and 2015, respectively. Amortization of acquired technology is included in cost of revenue and amortization for trade names is included in general and administrative expenses in the consolidated statements of operations. As of July 31, 2016, expected amortization expense for intangible assets was as follows (in thousands):

Years ending January 31:
Remainder of 2017	$977
2018	519
2019	23
2020	1
2021 and thereafter	—
$1,520

Note 6. Commitments and Contingencies

Letters of Credit

As of July 31, 2016 and January 31, 2016, we had letters of credit in the aggregate amount of $27.0 million in connection with our facility leases. These letters of credit are collateralized by certificates of deposit held by us in the amount of $27.0 million and $27.0 million, respectively. Refer to Note 2 for additional details.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of July 31, 2016, future minimum lease payments under non-cancellable capital and operating leases are as follows (in thousands):

Years ending January 31:	Capital Leases	Operating Leases, net of Sublease Income
Remainder of 2017	$4,233	$9,565
2018	8,306	22,019
2019	5,987	25,264
2020	819	29,334
2021	—	29,076
Thereafter	—	172,840
Total minimum lease payments	$19,345	$288,098
Less: amount representing interest	(521)
Present value of minimum lease payments	$18,824

In fiscal year 2016, we signed subleases for three floors of our headquarters and in the six months ended July 31, 2016, we signed a sublease for one floor of our San Francisco building. These subleases have terms ranging from 19 to 37 months that will expire in fiscal 2018 and 2019, respectively. Non-cancellable sublease proceeds for the years ending January 31, 2017, 2018, and 2019 of $3.5 million, $6.1 million and $4.2 million, respectively, are included in the table above.

We recognize rent expense under our operating leases on a straight-line basis. Rent expense totaled $4.2 million and $5.6 million, net of sublease income of $1.7 million and $0.1 million for the three months ended July 31, 2016 and 2015, respectively and rent expense totaled $8.6 million and $9.3 million, net of sublease income of $3.2 million and $0.3 million  for the six months ended July 31, 2016 and 2015, respectively.

Purchase Obligations

As of July 31, 2016, future payments under non-cancellable contractual purchases, which relate primarily to datacenter operations and sales and marketing activities, are as follows (in thousands):

Years ending January 31:
Remainder of 2017	$14,061
2018	5,603
2019	1,350
$21,014

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

While we continued to defend the lawsuit vigorously and continued to believe we have valid defense to Open Text’s claims, we considered the issuance of the verdict a recognized subsequent event that provided additional evidence about conditions existed as of January 31, 2015. Accordingly, we accrued $4.9 million of settlement payment as of January 31, 2015, and recorded an expense in the amount of $3.9 million for the year ended January 31, 2015, in relation to the portion of the settlement amount attributable to prior periods. The portion of the settlement amount attributable to future periods is recorded as an asset as of January 31, 2015. This asset is being amortized over an estimated useful life of 14 months, and the amortization expense was $0.9 million for the year ended January 31, 2016. In addition, as a result of the July 1, 2015 hearing, we deemed the claim for interest on the legal verdict amount to be probable and estimable for the first time. As such, we accrued additional expenses in the aggregate amount of $0.7 million during the year ended January 31, 2016, in relation to the interest on the legal verdict amount.

On March 31, 2016, Open Text and the Company entered into a Confidential Settlement and Release Agreement (the “Settlement Agreement”), which fully settled the lawsuit and resulted in a full dismissal of the case against the Company.  In connection with such settlement, the Company paid an amount equal to $3.75 million in total to Open Text, and the Company's obligation to pay the jury award amount of approximately $4.9 million and all pre- and post-judgment interest was terminated. The parties agreed to drop all appeals pending in connection with the litigation and each agreed to certain standard mutual releases related to the subject matter of the suit. The settlement has no impact on the Groupware Patent and Dialog Patent claims that were found to be invalid by the Court during the litigation against the Company and against Alfresco Software. We recorded the settlement payment of $3.75 million, reversed previous settlement accruals and interest of $5.6 million, and recorded $0.1 million in recurring amortization for the asset, resulting in net income of $1.7 million in our condensed consolidated statement of operations for the six months ended July 31, 2016.

In addition to the litigation discussed above, from time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2016.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 7. Debt

Line of Credit

In August 2013, we entered into a two-year $100.0 million secured revolving credit facility (August 2013 Facility). The August 2013 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to the London Interbank Offer Rate (LIBOR) plus 3.0% or the Alternate Base Rate (ABR) plus 2.0%. In addition, there is a commitment fee of 0.5% on outstanding unused commitment amount. At closing, we drew $34.0 million at 3.4% (six month LIBOR plus 3.0%) which we used to repay the outstanding Hercules loans and the related early payoff and end of term fees, as well as for other general corporate purposes. In July 2014, we drew an additional $12.0 million under the credit facility at 3.3% (six month LIBOR plus 3.0%). In September 2014, we paid down $6.0 million and amended the credit facility to reduce our borrowing capacity from $100.0 million to $75.0 million and extend the facility through August 2016. Concurrently and in conjunction with the execution of our new headquarters lease in September 2014, letters of credit in the aggregate amount of $25.0 million were issued under the credit facility. These letters of credit reduce our total borrowing capacity under the credit facility and are subject to interest at 3.25% per annum. As of January 31, 2015, the outstanding borrowings under the credit facility were $40 million and our remaining borrowing capacity under the credit facility was $10.0 million.

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

The December 2015 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit is required for the December 2015 Facility, we are eligible for the lowest interest rate if we maintain at least $40 million in deposits with the lender.  In addition, there is an annual fee of 0.2% on the total commitment amount.  At closing, we drew $40.0 million at 1.82% (six month LIBOR plus 1.25%) which we used repay the outstanding principal balance under the August 2013 Facility. Borrowings under the December 2015 Facility are collateralized by substantially all of our assets in the United States. It also contains various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as customary limitations on dispositions, mergers or consolidations and other corporate activities. As of July 31, 2016, we were in compliance with all financial covenants.

In connection with the above credit facilities, we incurred interest expense, net of capitalized interest costs, of $0.2 million and $$0.4 million during the three months ended July 31, 2016 and 2015, respectively, and $0.4 million and $1.1 million during the six months ended July 31, 2016 and 2015, respectively. Interest expense also includes amortization of issuance costs, unused commitment fees and fees on letters of credit which are recognized over the related term of the borrowing.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our IPO. A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date will be returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Options and restricted stock units generally vest 25% one year from the vesting commencement date and (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter. As of July 31, 2016, 18,203,062 shares were reserved for future issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

In January 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan (2015 ESPP), which became effective prior to the completion of our IPO. A total of 2,500,000 shares of Class A common stock was initially reserved for issuance under the 2015 ESPP. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 ESPP. The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2015 ESPP provides for 24-month offering periods beginning March 16 and September 16 of each year, and each offering period will consist of four six-month purchase periods.

On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of July 31, 2016, 3,138,536 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2016	15,634,518	$6.92	7.12	$82,541
Options granted	468,136	11.99
Option exercised	(1,676,632)	2.51
Options forfeited/cancelled	(1,162,383)	13.05
Balance as of July 31, 2016	13,263,639	$7.12	6.76	$75,120
Vested and expected to vest as of July 31, 2016	13,096,353	$7.06	6.74	$74,772
Exercisable as of July 31, 2016	9,529,567	$5.40	6.25	$67,350

The aggregate intrinsic value of options vested and expected to vest and exercisable as of July 31, 2016 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the six months ended July 31, 2016 and 2015 was $15.4 million and $11.3 million, respectively.  The aggregate estimated fair value of stock options granted to employees that vested during the six months ended July 31, 2016 and 2015 was $9.6 million and $9.8 million, respectively.  The weighted-average grant date fair value of options granted to employees during the six months ended July 31, 2016 and 2015 was $5.10 and $7.56 per share, respectively.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of July 31, 2016, there was $18.7 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.26 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2016	8,204,968	$15.54
Granted	4,644,607	12.19
Vested, net of shares withheld for employee payroll taxes	(1,012,038)	16.37
Forfeited/cancelled, including shares withheld for employee payroll taxes	(2,166,582)	15.38
Unvested balance - July 31, 2016	9,670,955	$13.88

As of July 31, 2016, there was $122.3 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.87 years.

Restricted Stock Awards

The following table summarizes the restricted stock activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2016	30,607	$11.38
Vested, net of shares withheld for employee payroll taxes	(15,920)	11.21
Forfeited/cancelled, including shares withheld for employee payroll taxes	(2,783)	9.77
Unvested balance - July 31, 2016	11,904	$11.99

.

As of July 31, 2016, unrecognized stock-based compensation expense related to outstanding restricted stock granted to employees that is expected to be recognized over a weighted-average period of 0.80 year was immaterial.

In addition, in connection with our fiscal 2015 acquisitions, we issued 344,667 shares of restricted stock awards with a weighted-average grant date fair value of $12.96 per share. These restricted stock awards were separately authorized by our board of directors, and did not reduce the number of shares available for future issuance under our equity incentive plans.

As of July 31, 2016, there was $1.4 million of unrecognized stock-based compensation expense related to outstanding restricted stock awards granted outside of the equity incentive plans that is expected to be recognized over a weighted-average period of 1.20 years. In addition, there were 220,207 unvested shares as of July 31, 2016.

As of July 31, 2016, there was $0.5 million of unrecognized stock-based compensation related to 42,137 shares of contingently issuable and unvested common stock for certain bonus awards given in connection with our fiscal 2016 and 2015 acquisitions that is expected to be recognized over a weighted-average period of 0.92 year.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2015 ESPP and Other

As of July 31, 2016, there was $11.4 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Cost of revenue	$1,830	$1,041	$3,342	$1,892
Research and development	7,348	6,303	13,872	11,566
Sales and marketing	6,416	4,742	11,646	9,025
General and administrative	3,470	2,642	6,293	4,960
Total stock-based compensation	$19,064	$14,728	$35,153	$27,443

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended						Six Months Ended
	July 31,						July 31,
	2016			2015			2016			2015
Employee Stock Options
Expected term (in years)	5.5	-	6.0	5.5	-	6.1	5.5	-	6.0	5.5	-	6.1
Risk-free interest rate	1.3%	-	1.5%	1.8%	-	1.9%	1.3%	-	1.5%	1.6%	-	1.9%
Volatility			43%	42%	-	43%			43%	42%	-	44%
Dividend yield			0%			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0
Risk-free interest rate	0.5%	-	0.9%	0.2%	-	0.7%	0.5%	-	0.9%	0.2%	-	0.7%
Volatility	46%	-	60%	39%	-	41%	46%	-	60%	39%	-	41%
Dividend yield			0%			0%			0%			0%

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 9. Net Loss per Share

We calculate our basic and diluted net loss per share in conformity with the two-class method required for companies with participating securities. Under the two-class method, basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units, employee stock purchase plan, repurchasable shares from early exercised options and unvested restricted stock, and contingently issuable shares are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,
	2016		2015
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(15,305)	$(22,797)	$(9,391)	$(40,784)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	50,925	75,851	22,535	97,864
Net loss per share—basic and diluted	$(0.30)	$(0.30)	$(0.42)	$(0.42)

	Six Months Ended July 31,
	2016		2015
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(28,983)	$(47,694)	$(15,396)	$(82,062)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	47,575	78,289	18,941	100,956
Net loss per share—basic and diluted	$(0.61)	$(0.61)	$(0.81)	$(0.81)

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Options to purchase common stock	13,782	17,079	14,338	17,080
Restricted stock units	10,218	7,189	9,305	6,434
Employee stock purchase plan	2,906	3,108	2,891	3,079
Repurchasable shares from early-exercised options and unvested restricted stock	346	607	370	628
Contingently issuable common stock	80	142	84	151
	27,332	28,125	26,988	27,372

Note 10. Income Taxes

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

Note 11. Segments

Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, we have a single reporting segment and operating unit structure. Since we operate in one operating segment, all required segment information can be found in the consolidated financial statements.

Note 12. Subsequent Events

On August 30, 2016, we entered into an agreement pursuant to which certain members of the team from Wagon Analytics, Inc. (“Wagon”), a data analysis solutions company, would join our team for approximately $2.0 million in cash and Class A common shares. The transaction with Wagon helps accelerate our innovation in analytics and advances our strategic efforts. We expect the transaction to close in the three months ended October 31, 2016. The final purchase accounting for the transaction was not complete at the time this Form 10-Q was filed with the SEC, and as such, certain disclosures required by ASC Topic 805 — Business Combinations have not been made herein.

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

Overview

Box provides an enterprise content platform that enables organizations of all sizes to securely manage enterprise content while allowing easy, secure access and sharing of this content from anywhere, on any device. With our Software-as-a-Service (SaaS) cloud-based platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with internal policies and industry regulations. Our platform enables people to securely view, share and collaborate on content, across multiple file formats and media types, without having to open a desktop application or download the content to their mobile device. The software integrates with leading enterprise business applications, and is compatible with multiple application environments, operating systems and devices, ensuring that workers have access to their critical business content whenever and wherever they need it.

We were founded and publicly launched our platform in 2005 with a simple but powerful idea: to make it incredibly easy for people to securely manage, share and collaborate on their most important content online. In 2006, we introduced a free version of our product in order to rapidly grow our user base, and we surpassed one million registered users by July 2007. As users began to bring our solution into the workplace, we learned that businesses were eager for a solution to empower user-friendly content sharing and collaboration in a secure, manageable way. Starting in 2007, we began enhancing our platform to serve businesses and large enterprises, which meant expanding our business functionality with features such as our administrative console, identity integration, activity reporting and full-text search. To further satisfy the requirements of IT departments in large organizations, we began to invest heavily in enhancing the security of our platform. Also in 2007, we began to build an enterprise sales team. The continual evolution of our platform features allowed our sales team to sell into increasingly larger organizations. To empower users to work securely from anywhere, we built native applications for all major mobile platforms. The introduction of our iPad application in 2010 further accelerated enterprise adoption of our platform. In 2012, we introduced our Box OneCloud platform and our Box Embed framework to encourage developers and independent software vendors (ISVs) to build powerful applications that connect to Box, furthering the reach of the Box service. We continued to innovate by expanding our offerings to include Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; Box Zones, which gives global customers the ability to store their data locally in certain regions; Box Accelerator, which improves upload speeds for our global customers; and Box Platform, which further enables customers and partners to build enterprise apps using the Box Platform. In recent years, we have expanded our global presence, opening our first international office in London in 2012, followed by Paris and Tokyo in 2013. In 2014, we launched Box for Industries to accelerate business transformation in every major industry and we continued to expand our international presence further. We also opened offices in Amsterdam and Stockholm in 2015.

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

We have achieved significant growth in a short period of time. Our user base includes over 48 million registered users. We define a registered user as a Box account that has been provisioned to a unique user ID. As of July 31, 2016, over 13% of our registered users were paying users who register as part of a larger enterprise or business account or by using a personal account. We currently have over 66,000 paying organizations, and our solution is offered in 22 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

For the six months ended July 31, 2016 and 2015, our revenue was $185.9 million, and $139.1 million, respectively, representing year-over-year growth of 34%, and our net losses were $76.7 million and $97.5 million, respectively. For the six months ended July 31, 2016 and 2015, revenue from non-U.S. customers represented 17% and 20% of our revenue, respectively. Box is headquartered in Redwood City, California and operates offices in California, New York, Texas, Amsterdam, London, Paris, Stockholm and Tokyo.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Billings (in thousands)	$106,533	$79,598	$182,459	$149,363
Billings growth rate	34%	45%	22%	50%
Free cash flow (in thousands)	(7,962)	(39,796)	(24,118)	(57,107)
Retention rate (period end)	115%	121%	115%	121%

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

Billings increased 22% in the six months ended July 31, 2016 over six months ended July 31, 2015. The increase in billings was primarily driven by the addition of new customers with larger initial deployments and expansion of the number of users within existing customers. For the six months ended July 31, 2016, our year-over-year billings growth rate was adversely impacted by increased focus on annual payment frequency and increased seasonality in our business.

For the remainder of fiscal year 2017, we expect to continue focusing on standardizing on annual payment frequencies which, over time, we anticipate will mitigate fluctuations in billings which are not correlated to future revenue. This shift will not alter related revenue recognition or the related growth rates of revenue; however, to the extent we see a relatively lower percentage of multi-year pre-payments as a result, this shift will naturally cause billings growth to decelerate faster than we would expect revenue growth for the year to decelerate. In addition, as we have gained and expect to continue to gain more traction with large enterprise customers, we also anticipate our quarterly billings to increasingly concentrate in the back half of our fiscal year, especially in the fourth quarter. Therefore, while billings continue to be a key business metric for us, we expect the relationship between billings and revenue in the remainder of fiscal year 2017 to be different from the correlation in more recent years and, therefore, past results are not expected to be indicative of future results, particularly in the quarterly periods throughout the year. Specifically, we expect our billings growth rate to decelerate faster than we expect revenue growth rates to decelerate.

Free Cash Flow

We define free cash flow as cash used in operating activities less purchases of property and equipment, principal payments of capital lease obligations, and other items that did not or are not expected to require cash settlement and which management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. Historically, these items have included restricted cash used to guarantee a significant letter of credit for our Redwood City headquarters. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash used in operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section of this report. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

Retention Rate

We calculate our retention rate as of a period end by starting with the annual contract value (ACV) from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period ACV) and a subscription term of at least 12 months. We then calculate ACV from these same customers as of the current period end (Current Period ACV). Finally, we divide the aggregate Current Period ACV for the trailing 12 month period by the aggregate Prior Period ACV for the trailing 12 month period to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the six months ended July 31, 2016. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 115% and 121% as of July 31, 2016 and 2015, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% for enterprise customers of the Prior Period ACV. Our retention rates consistently exceeded 100% and were primarily attributable to an increase in user expansion, from both enterprise and small and medium business customers. We believe our investments in product, Customer Success, and Box Consulting are driving our strong customer retention results. As we penetrate customer accounts, we expect our rate of growth in expansion to trend down over time but our retention rate to remain above 100% for the foreseeable future.

Calculation of Billings

To provide investors with additional information regarding our financial results, we have disclosed in the table above and within this report billings, a key financial metric. We have provided below a calculation of billings starting with revenue, the most directly comparable GAAP financial measure. We consider billings, after adjusting for any shifts in relative payment frequencies, a significant performance measure and a leading indicator of future revenue. Billings also help investors better understand our sales activity for a particular period, which is not necessarily reflected in our revenue as a result of the fact that we recognize subscription revenue ratably over the subscription term. We monitor billings to manage our business, make planning decisions, evaluate our performance and allocate resources.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
GAAP revenue	$95,713	$73,450	$185,868	$139,071
Deferred revenue, end of period	183,004	130,349	183,004	130,349
Less: deferred revenue, beginning of period	(172,184)	(124,201)	(186,413)	(120,057)
Billings	$106,533	$79,598	$182,459	$149,363

Components of Results of Operations

Revenue

We derive our revenue from three sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing our cloud-based enterprise content platform and other subscription-based services, which all include routine customer support; (2) revenue from customers purchasing our premier support package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

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

Sales and Marketing. Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel-related expenses, as well as allocated overhead. Marketing programs include but are not limited to advertising, events, corporate communications, brand building, and product marketing. Sales and marketing expense also consists of datacenter and customer support costs related to providing our cloud-based services to our free users. We market and sell our cloud-based services worldwide through our direct sales organization and through indirect distribution channels such as strategic resellers. We expect our sales and marketing expense to continue to increase in dollars but decrease as a percentage of revenue over time as we increase the size of our sales and marketing organization and expand our international presence.

General and Administrative. General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, recruiting, information systems and fees for external professional services and cloud based enterprise systems as well as allocated overhead. External professional services fees are primarily comprised of outside legal, litigation, accounting, temporary services, audit and outsourcing services. We expect our general and administrative expense to increase in dollars but to decrease as a percentage of revenue over time as we incur additional costs related to operating as a publicly-traded company including systems, audit, legal, regulatory and other related fees.

Interest Expense, Net

Interest expense, net consists of interest expense and interest income. Interest expense consists of interest charges for our line of credit, fees on our letter of credit, and the amortization of capitalized debt issuance costs. Interest income consists of interest earned on our cash, cash equivalents, marketable securities, and restricted cash. We have historically invested our cash in overnight deposits and short term, investment-grade corporate debt, and asset backed securities. As of July 31, 2016, we had no marketable securities in our investment portfolio.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Consolidated Statements of Operations Data:
Revenue	$95,713	$73,450	$185,868	$139,071
Cost of revenue(1)(2)	27,602	20,636	55,461	37,789
Gross profit	68,111	52,814	130,407	101,282
Operating expenses:
Research and development(2)	28,265	26,453	55,172	49,587
Sales and marketing(2)	60,186	58,460	119,658	114,955
General and administrative(1)(2)	17,579	17,675	32,088	33,147
Total operating expenses	106,030	102,588	206,918	197,689
Loss from operations	(37,919)	(49,774)	(76,511)	(96,407)
Interest expense, net	(189)	(229)	(365)	(743)
Other income (expense), net	190	(31)	631	(108)
Loss before provision for income taxes	(37,918)	(50,034)	(76,245)	(97,258)
Provision for income taxes	184	141	432	200
Net loss	$(38,102)	$(50,175)	$(76,677)	$(97,458)
Net loss per common share, basic and diluted	$(0.30)	$(0.42)	$(0.61)	$(0.81)
Weighted-average shares used to compute net loss per share, basic and diluted	126,776	120,399	125,864	119,987

(1) Includes intangible assets amortization as follows:
	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenue	$878	$1,472	$2,298	$2,579
General and administrative	38	39	77	78
Total intangible assets amortization	$916	$1,511	$2,375	$2,657

(2) Includes stock-based compensation expense as follows:
	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenue	$1,830	$1,041	$3,342	$1,892
Research and development	7,348	6,303	13,872	11,566
Sales and marketing	6,416	4,742	11,646	9,025
General and administrative	3,470	2,642	6,293	4,960
Total stock-based compensation	$19,064	$14,728	$35,153	$27,443

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)	29	28	30	27
Gross profit	71	72	70	73
Operating expenses:
Research and development(2)	30	36	30	36
Sales and marketing(2)	63	80	64	82
General and administrative(1)(2)	18	24	17	24
Total operating expenses	111	140	111	142
Loss from operations	(40)	(68)	(41)	(69)
Interest expense, net	—	—	—	(1)
Other income (expense), net	—	—	—	—
Loss before provision for income taxes	(40)	(68)	(41)	(70)
Provision for income taxes	—	—	—	—
Net loss	(40)%	(68)%	(41)%	(70)%

(1) Includes intangible assets amortization as follows:
	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Cost of revenue	1%	2%	1%	2%
General and administrative	—	—	—	—
Total intangible assets amortization	1%	2%	1%	2%

(2) Includes stock-based compensation expense as follows:
	Three Months Ended		Six Months Ended
	July 31,		April 30,
	2016	2015	2016	2015
Cost of revenue	2%	1%	2%	1%
Research and development	8	9	7	8
Sales and marketing	7	6	6	6
General and administrative	4	4	3	4
Total stock-based compensation	21%	20%	18%	19%

Comparison of the Three Months Ended July 31, 2016 and 2015

Revenue

	Three Months Ended
	July 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenue	$95,713	$73,450	$22,263	30%

Revenue was $95.7 million for the three months ended July 31, 2016, compared to $73.5 million for the three months ended July 31, 2015, representing an increase of $22.3 million, or 30%. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by more than 32% from July 31, 2015 to 2016. Also in this period, we experienced increased renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 115% as of July 31, 2016.

Cost of Revenue

	Three Months Ended
	July 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$27,602	$20,636	$6,966	34%
Percentage of revenue	29%	28%

Cost of revenue was $27.6 million, or 29% of revenue, for the three months ended July 31, 2016, compared to $20.6 million, or 28% of revenue, for the three months ended July 31, 2015, representing an increase of $7.0 million, or 34%. The increase in absolute dollars was primarily due to an increase of $1.0 million in employee and related costs and an increase of $0.8 million in stock-based compensation expense primarily driven by the increase in headcount in our datacenter operations, customer support, and Box Consulting functions. Headcount in these functions grew from 218 employees as of July 31, 2015 to 232 employees as of July 31, 2016. In addition, there was an increase of $1.5 million in datacenter service costs, an increase of $0.9 million in depreciation of our server equipment, an increase of $0.6 million in outside agency consulting services and an increase in investments for our growing paid users. The increase was partially offset by a $0.6 million decrease in the amortization of certain intangible assets which reached the end of their estimated useful life. Cost of revenue as a percentage of revenue increased 1 point year-over-year primarily due to our continued investments in our data-center infrastructure and Box Consulting to support our expected growth in paying customers and new products.

Research and Development

	Three Months Ended
	July 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Research and development	$28,265	$26,453	$1,812	7%
Percentage of revenue	30%	36%

Research and development expenses were $28.3 million, or 30% of revenue, for the three months ended July 31, 2016, compared to $26.5 million, or 36% of revenue, for the three months ended July 31, 2015, representing an increase of $1.8 million, or 7%. The increase in absolute dollars was primarily due to an increase of $1.3 million in allocated costs attributable mainly to increased facilities and infrastructure costs and an increase of $1.0 million in stock-based compensation expense primarily due to the timing of key new hires in the platform and engineering functions during the year ended January 31, 2016. The increase was partially offset by a decrease in employee and related costs of $0.8 million as our headcount decreased from 302 employees as of July 31, 2015 to 274 as of July 31, 2016. Despite an increase in absolute dollars spent, research and development expense as a percentage of revenue decreased 6 points year over year. While we continued to invest in our product and service offerings and develop new products to further differentiate our offerings, we were able to do so at a lower percentage of revenue year over year as our revenue growth outpaced our research and development spending.

Sales and Marketing

	Three Months Ended
	July 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$60,186	$58,460	$1,726	3%
Percentage of revenue	63%	80%

Sales and marketing expenses were $60.2 million, or 63% of revenue, for the three months ended July 31, 2016, compared to $58.5 million, or 80% of revenue, for the three months ended July 31, 2015, representing an increase of $1.7 million, or 3%. The increase in absolute dollars was primarily due to an increase of $1.9 million in employee and related costs and an increase of $1.7 million in stock-based compensation expense primarily driven by the increase in headcount from 581 employees as of July 31, 2015 to 607 employees as of July 31, 2016 and the timing of key new hires in the sales function. In addition, there was an increase of $1.3 million in allocated costs attributable mainly to increased facilities and infrastructure costs. The increase was partially offset by a $2.8 million decrease in datacenter and customer support costs to support our free users and a $0.2 million decrease in marketing events. Sales and marketing expenses as a percentage of revenue decreased 17 points year over year due to improved marketing efficiency, as our sales and marketing expenses are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions, and a decrease in cost to support our free users. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will decrease as a percentage of revenue. We continue to invest aggressively to capture our large market opportunity and capitalize on our competitive position, while growing our productivity and efficiency to achieve our long-term margin objectives.

General and Administrative

	Three Months Ended
	July 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
General and administrative	$17,579	$17,675	$(96)	(1)%
Percentage of revenue	18%	24%

General and administrative expenses were $17.6 million, or 18% of revenue, for the three months ended July 31, 2016, compared to $17.7 million, or 24% of revenue, for the three months ended July 31, 2015, representing a decrease of $0.1 million, or 1%. The decrease in absolute dollars was primarily due to a decrease of $1.2 million in litigation related expenses mainly attributable to the settlement agreement reached with Open Text in the three months ended April 30, 2016 and a decrease of $0.4 million in outside consulting services. The decrease was partially offset by an increase in employee and related costs of $1.0 million and an increase in stock-based compensation expense of $0.8 million as we increased our general and administrative headcount from 213 employees as of July 31, 2015 to 230 employees as of July 31, 2016.

Comparison of the Six Months Ended July 31, 2016 and 2015

Revenue

	Six Months Ended July 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenue	$185,868	$139,071	$46,797	34%

Revenue was $185.9 million for the six months ended July 31, 2016, compared to $139.1 million for the six months ended July 31, 2015, representing an increase of $46.8 million, or 34%. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by more than 32% from July 31, 2015 to 2016. Also in this period, we experienced increased renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 115% as of July 31, 2016.

Cost of Revenue

	Six Months Ended July 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$55,461	$37,789	$17,672	47%
Percentage of revenue	30%	27%

Cost of revenue was $55.5 million, or 30% of revenue, for the six months ended July 31, 2016, compared to $37.8 million, or 27% of revenue, for the six months ended July 31, 2015, representing an increase of $17.7 million, or 47%. The increase in absolute dollars was primarily due to an increase of $2.9 million in employee and related costs and an increase of $1.5 million in stock-based compensation expense primarily driven by the increase in headcount in our datacenter operations, customer support, and in our Box Consulting functions. Headcount in these functions grew from 218 employees as of July 31, 2015 to 232 employees as of July 31, 2016. In addition, there was an increase of $4.1 million in datacenter service costs, an increase of $2.5 million in depreciation of our server equipment, an increase of $1.3 million in enterprise subscription software expenses, an increase of $0.7 million in outside agency consulting services, and an increase in investments for our growing paid users. Cost of revenue as a percentage of revenue increased 3 points year-over-year primarily due to our continued investments in our data center infrastructure and Box Consulting to support our expected growth in paying customers and new products.

Research and Development

	Six Months Ended July 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Research and development	$55,172	$49,587	$5,585	11%
Percentage of revenue	30%	36%

Research and development expenses were $55.2 million, or 30% of revenue, for the six months ended July 31, 2016, compared to $49.6 million, or 36% of revenue, for the six months ended July 31, 2015, representing an increase of $5.6 million, or 11%. The increase in absolute dollars was primarily due to an increase of $3.1 million in allocated costs attributable mainly to increased facilities and infrastructure costs and an increase of $2.3 million in stock-based compensation expense primarily due to the timing of key new hires in the platform and engineering functions during fiscal year 2016. Despite an increase in absolute dollars spent, research and development expense as a percentage of revenue decreased 6 points year over year. While we continued to invest in our product and service offerings and develop new products and further differentiate our offerings, we were able to do so at a lower percentage of revenue year over year as our revenue growth outpaced our research and development spending.

Sales and Marketing

	Six Months Ended July 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$119,658	$114,955	$4,703	4%
Percentage of revenue	64%	82%

Sales and marketing expenses were $119.7 million, or 64% of revenue, for the six months ended July 31, 2016, compared to $115.0 million, or 82% of revenue, for the six months ended July 31, 2015, representing an increase of $4.7 million, or 4%. The increase in absolute dollars was primarily due to an increase of $2.7 million in allocated costs attributable mainly to increased facilities and infrastructure costs, an increase of $4.7 million in employee and related costs, and an increase of $2.6 million in stock-based compensation expense primarily driven by the increase in headcount from 581 employees as of July 31, 2015 to 607 employees as of July 31, 2016 and the timing of key new hires in the sales function. The increase was partially offset by a $4.6 million decrease in datacenter and customer support costs to support our free users and a $1.0 million decrease in marketing events. Sales and marketing expenses as a percentage of revenue decreased 18 points year over year due to improved marketing efficiency, as our sales and marketing expenses are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions, and a decrease in cost to support our free users. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will decrease as a percentage of revenue. We continue to invest aggressively to capture our large market opportunity and capitalize on our competitive position, while growing our productivity and efficiency to achieve our long-term margin objectives.

General and Administrative

	Six Months Ended July 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
General and administrative	$32,088	$33,147	$(1,059)	(3)%
Percentage of revenue	17%	24%

General and administrative expenses were $32.1 million, or 17% of revenue, for the six months ended July 31, 2016, compared to $33.1 million, or 24% of revenue, for the six months ended July 31, 2015, representing a decrease of $1.1 million, or 3%. The decrease in absolute dollars was primarily due to a decrease of $4.0 million in litigation related expenses mainly attributable to the settlement agreement reached with Open Text in the three months ended April 30, 2016 and a decrease of $0.9 million in outside consulting services. This was partially offset by an increase in employee and related costs of $3.4 million as we increased our general and administrative headcount from 213 employees as of July 31, 2015 to 230 employees as of July 31, 2016.

Liquidity and Capital Resources

	Six Months Ended
	July 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(9,110)	$(53,843)
Net cash used in investing activities	(4,374)	(130,081)
Net cash provided by (used in) financing activities	1,009	(6,365)

As of July 31, 2016, we had cash and cash equivalents of $173.3 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We may continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business.

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

In December 2015, we entered into a new revolving credit facility (December 2015 Facility). The December 2015 Facility provides for a revolving loan facility in the amount of up to $40.0 million maturing in December 2017. The December 2015 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit is required for the December 2015 Facility, we are eligible for the lowest interest rate if we maintain at least $40 million in deposits with the lender.  In addition, there is an annual fee of 0.2% on the total commitment amount.  At closing, we drew $40.0 million at 1.82% (six month LIBOR plus 1.25%) which we used to repay the outstanding principal balance under the August 2013 Facility. Borrowings under the December 2015 Facility are collateralized by substantially all of our assets in the United States. It also contains various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as customary limitations on dispositions, mergers or consolidations and other corporate activities.

Operating Activities

For the six months ended July 31, 2016, cash used in operating activities was $9.1 million, or $5.3 million after excluding a $3.8 million payment related to a legal settlement. The primary factor affecting our operating cash flows during this period was our net loss of $76.7 million, partially offset by the non-cash charges of $67.4 million and changes in our operating assets and liabilities of $0.2 million. Non-cash charges consisted primarily of $35.2 million for stock-based compensation, $22.8 million for depreciation and amortization of our property and equipment and intangible assets, and $9.4 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were a $24.4 million decrease in accounts receivable, a $2.7 million increase in deferred rent, and a $2.4 million decrease in prepaid expenses and other assets, partially offset by a $19.5 million decrease in accounts payable, accrued expenses and other liabilities, a $6.4 million increase in deferred commissions, and a $3.4 million decrease in deferred revenue. The decrease in accounts receivable was primarily due to increasing seasonality of our business, as billings decreased from $220.0 million for the six months ended January 31, 2016 to $182.5 million for the six months ended July 31, 2016. The decrease in deferred revenue was primarily driven by increasing seasonality in our sales cycle and our continued focus on annual payment durations over multi-year prepayments. The increase in deferred commissions was due to additions and expanded deployment with paying customers in the six months ended July 31, 2016. The decrease in accounts payable, accrued expenses and other liabilities was primarily attributable to a decrease in capital expenditures for the six months ended July 31, 2016.

Investing Activities

Cash used in investing activities of $4.4 million for the six months ended July 31, 2016 was primarily due to $11.7 million of capital expenditures, including $9.4 million related to our new Redwood City headquarters, partially offset by $7.3 million of proceeds from sales and maturities of marketable securities.

Financing Activities

Cash provided by financing activities of $1.0 million for the six months ended July 31, 2016 was primarily due to $9.0 million of proceeds from issuances of common stock under the 2015 ESPP and $4.2 million of proceeds from exercise of stock options, partially offset by $8.9 million of employee payroll taxes paid related to net share settlement of restricted stock units and $3.3 million of payments of capital lease obligations.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of July 31, 2016:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt(1)	$41,004	$767	$40,237	$—	$—
Operating lease obligations, net of sublease income amounts (2)	288,098	19,775	51,953	58,385	157,985
Capital leases(3)	19,345	8,425	10,920	—	—
Purchase obligations(4)	21,014	18,302	2,712	—	—
Total	$369,461	$47,269	$105,822	$58,385	$157,985

(1)	Includes interest and unused commitment fee on our line of credit.
(2)

Includes operating lease obligations for our buildings and certain data centers. As of July 31, 2016, we anticipated receiving sublease income of $13.8 million over the next three years from tenants in certain of our leased building facilities.  The amounts set forth in the table above are net of these sublease income amounts.

(3)	Includes obligations related to our datacenter hardware.
(4)	Purchase obligations relate primarily to datacenter operations and sales and marketing activities.

Off-Balance Sheet Arrangements

Through July 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2016 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2016.

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

We use these non-GAAP financial measures and our key metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures and key metrics provide meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of our recurring core business operating results. We believe that both management and investors benefit from referring to these non-GAAP financial measures and key metrics in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures and key metrics also facilitate management's internal comparisons to our historical performance as well as comparisons to our competitors' operating results. We believe these non-GAAP financial measures and key metrics are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business.

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

Non-GAAP net loss, and net loss per share

We define non-GAAP net loss as net loss excluding expenses related to SBC, intangible assets amortization and as applicable, other special items. We specifically identify other adjusting items in our reconciliation of GAAP to Non-GAAP financial measures. We define non-GAAP net loss per share as non-GAAP net loss divided by the weighted average outstanding shares. We exclude these special items, including expenses related to certain litigation, because they are considered by management to be outside our core operating results.

Free Cash Flow

We define free cash flow as cash provided by (used in) operating activities less purchases of property and equipment, principal payments of capital lease obligations, and other items that did not or are not expected to require cash settlement and which management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to Non-GAAP financial measures. Historically, these items have included restricted cash used to guarantee a significant letter of credit for our Redwood City headquarters. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash used in operating activities, its nearest GAAP equivalent, is presented below. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

Our reconciliation of the non-GAAP financial measures for the three and six months ended July 31, 2016 and 2015 are as follows (in thousands, except per share data and percentages):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
GAAP operating loss	$(37,919)	$(49,774)	$(76,511)	$(96,407)
Stock-based compensation	19,064	14,728	35,153	27,443
Intangible assets amortization	916	1,511	2,375	2,657
Expenses related to a legal verdict(1)	—	792	(1,664)	978
Non-GAAP operating loss	$(17,939)	$(32,743)	$(40,647)	$(65,329)

GAAP operating margin	(40)%	(68)%	(41)%	(69)%
Stock-based compensation	20	20	19	20
Intangible assets amortization	1	2	1	2
Expenses related to a legal verdict(1)	—	1	(1)	—
Non-GAAP operating margin	(19)%	(45)%	(22)%	(47)%

GAAP net loss	$(38,102)	$(50,175)	$(76,677)	$(97,458)
Stock-based compensation	19,064	14,728	35,153	27,443
Intangible assets amortization	916	1,511	2,375	2,657
Expenses related to a legal verdict(1)	—	792	(1,664)	978
Non-GAAP net loss	$(18,122)	$(33,144)	$(40,813)	$(66,380)

GAAP net loss per share, basic and diluted	$(0.30)	$(0.42)	$(0.61)	$(0.81)
Stock-based compensation	0.15	0.13	0.28	0.24
Intangible assets amortization	0.01	0.01	0.02	0.02
Expenses related to a legal verdict(1)	—	—	(0.01)	—
Non-GAAP net loss per share, basic and diluted	$(0.14)	$(0.28)	$(0.32)	$(0.55)
Weighted-average shares outstanding, basic and diluted	126,776	120,399	125,864	119,897

GAAP net cash used in operating activities	$(4,879)	$(21,661)	$(9,110)	$(53,843)
Restricted cash used to guarantee a letter of credit for Redwood City Headquarters	—	—	—	25,000
Purchases of property and equipment	(771)	(17,943)	(11,747)	(27,844)
Payments of capital lease obligations	(2,312)	(192)	(3,261)	(420)
Free cash flow	$(7,962)	$(39,796)	$(24,118)	$(57,107)

(1)	Included in general and administrative expenses in the consolidated statements of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents and restricted cash of $200.5 million as of July 31, 2016. Our cash equivalents and restricted cash primarily consist of overnight deposits, certificates of deposit, and money market funds. All restricted cash is recorded at its estimated fair value. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

In December 2015, we entered into a revolving credit facility (December 2015 Facility) in the amount of up to $40.0 million maturing in December 2017. The December 2015 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit is required for the December 2015 Facility, we are eligible for the lowest interest rate if we maintain at least $40 million in deposits with the lender.

Interest rate risk also reflects our exposure to movements in interest rates associated with the December 2015 Facility. As of July 31, 2016, we had total debt outstanding with a carrying amount of $40 million which approximates fair value. A hypothetical 10% increase or decrease in interest rates after July 31, 2016 would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, British Pounds, Euros, Japanese Yen, Australian Dollars, and Canadian Dollars. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-USD cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the six months ended July 31, 2016 and 2015.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2016.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $202.9 million in our fiscal year ended January 31, 2016, $168.2 million in our fiscal year ended January 31, 2015, $168.6 million in our fiscal year ended January 31, 2014, and $76.7 million in the six months ended July 31, 2016. As of July 31, 2016, we had an accumulated deficit of $809.0 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our datacenter infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

We have experienced a period of rapid growth in our operations and employee headcount. In particular, we grew from 973 employees as of January 31, 2014 to 1,343 employees as of July 31, 2016, and significantly increased the size of our customer base. You should not consider our recent growth as indicative of our future performance. However, we anticipate that we will expand our operations and employee headcount in the near term, including internationally. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business performance and operating results.

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

In addition, the growth of our business depends in part on our customers expanding their use of our services. The use of our cloud-based enterprise content platform often expands within an organization as new users are added or as additional services are purchased by or for other departments within an organization. Further, as we have introduced new services throughout our operating history, our existing customers have constituted a significant portion of the users of such services. If we are unable to encourage our customers to broaden their use of our services, our operating results may be adversely affected.

If we are not able to provide successful enhancements, new features and modifications to our services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or offer new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we have recently introduced Box Platform, which allows our customers to leverage Box's powerful content services within their own custom applications, Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box, Box Zones, which gives global customers the ability to store their data locally in certain regions, Box Accelerator, which improves upload speeds for our global customers, and Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information. The success of enhancements, new features or services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, features or services. Failure in this regard may significantly impair our revenue growth. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

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

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission has enacted a general data protection regulation that becomes effective in May 2018 and will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. Additionally, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. Although U.S. and EU authorities reached a political agreement on February 2, 2016, regarding a new potential means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, it is unclear whether the EU-U.S. Privacy Shield will be formally implemented and whether the EU-U.S. Privacy Shield will function as an appropriate means for us to legitimize personal data transfers from the EEA to the U.S. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. In addition, some countries are considering legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

Interruptions or delays in service from our third-party datacenter hosting facilities and cloud computing and hosting providers could impair the delivery of our services and harm our business.

We currently store our customers’ information within two third-party datacenter hosting facilities located in Northern California and in third-party cloud computing and hosting facilities outside of the United States. As part of our current disaster recovery arrangements, our production environment and metadata about all of our customers’ data is currently replicated in near real time in a facility located in Las Vegas, Nevada. In addition, all of our customers’ data is replicated on a third-party storage platform located in the U.S. Northwest region. These facilities are located in seismically active regions prone to earthquakes and are also vulnerable to damage or interruption from floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Any damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. As we continue to add datacenters, increase our dependence on third-party cloud computing and hosting providers, and add capacity in our existing datacenters, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, as we continue to grow and scale our business to meet the needs of our customers, additional burdens may be placed on our hosting and computing facilities. In particular, a rapid expansion of our business could cause our network or systems to fail.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends on our not infringing upon the valid intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing entities, and individuals, may own or claim to own intellectual property relating to our industry. For example, we recently settled a lawsuit brought against us by Open Text S.A. that had gone to trial and was pending appeal.

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

Our success and ability to compete depend in part on our intellectual property. As of July 31, 2016, we had 30 issued patents in the U.S., 16 issued patents in Great Britain, 2 issued patents in Canada, and 104 pending patent applications in the U.S. and 12 pending patent applications internationally. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the U.S., and we may have to expend significant resources to obtain additional patents as we expand our international operations.

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

We are also monitoring developments related to Brexit, which could have significant implications for our business.  Brexit could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and differing laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations in the United Kingdom and our financial results.

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

We believe that our culture has been and will continue to be a key contributor to our success. From January 31, 2012 to July 31, 2016, we increased the size of our workforce by 974 employees, and we expect to continue to hire as we expand. If we do not continue to develop our company culture or maintain our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of July 31, 2016, including our executive officers, employees and directors and their affiliates, collectively held approximately 93.2% of the voting power of our outstanding capital stock as of such date. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from July 31, 2015 through July 31, 2016, the closing price of our Class A common stock ranged from $9.12 per share to $16.33 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

Date: September 7, 2016.

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