Form 10-Q
period 2016-10-31
BOX INC
filed 2016-12-08
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

As of November 30, 2016, the number of shares of the registrant’s Class A common stock outstanding was 62,728,247 and the number of shares of the registrant’s Class B common stock outstanding was 66,922,763.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 31,	January 31,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167,800	$185,741
Marketable securities	—	7,379
Accounts receivable, net of allowance of $3,214 and $3,678	85,995	99,542
Prepaid expenses and other current assets	12,770	14,729
Deferred commissions	10,599	12,603
Total current assets	277,164	319,994
Property and equipment, net	113,379	120,492
Intangible assets, net	975	3,895
Goodwill	16,293	14,301
Restricted cash	27,134	27,952
Other long-term assets	8,427	10,854
Total assets	$443,372	$497,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,926	$9,862
Accrued compensation and benefits	19,172	35,631
Accrued expenses and other current liabilities	20,425	31,926
Capital lease obligations	10,769	4,698
Deferred revenue	179,456	168,051
Deferred rent	410	298
Total current liabilities	240,158	250,466
Debt, non-current	40,000	40,000
Capital lease obligations, non-current	14,707	7,316
Deferred revenue, non-current	13,142	18,362
Deferred rent, non-current	44,640	41,674
Other long-term liabilities	1,851	1,769
Total liabilities	354,498	359,587
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of October 31, 2016 (unaudited) and January 31, 2016, respectively	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized, 62,627 shares issued and outstanding as of October 31, 2016; 1,000,000 shares authorized, 42,266 shares issued and outstanding as of January 31, 2016	6	4
Class B common stock, par value $0.0001 per share; 200,000 shares authorized, 66,937 shares issued and outstanding as of October 31, 2016; 200,000 shares authorized, 81,855 shares issued and outstanding as of January 31, 2016;	7	8
Additional paid-in capital	937,317	871,491
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive loss	(28)	(84)
Accumulated deficit	(847,251)	(732,341)
Total stockholders’ equity	88,874	137,901
Total liabilities and stockholders’ equity	$443,372	$497,488

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Revenue	$102,811	$78,651	$288,679	$217,722
Cost of revenue	27,115	23,630	82,576	61,419
Gross profit	75,696	55,021	206,103	156,303
Operating expenses:
Research and development	29,652	26,324	84,824	75,911
Sales and marketing	66,796	63,972	186,454	178,927
General and administrative	16,999	19,757	49,087	52,904
Total operating expenses	113,447	110,053	320,365	307,742
Loss from operations	(37,751)	(55,032)	(114,262)	(151,439)
Interest expense, net	(222)	(30)	(587)	(773)
Other (expense) income, net	(22)	165	609	57
Loss before provision for income taxes	(37,995)	(54,897)	(114,240)	(152,155)
Provision for income taxes	238	220	670	420
Net loss	$(38,233)	$(55,117)	$(114,910)	$(152,575)
Net loss per common share, basic and diluted	$(0.30)	$(0.45)	$(0.91)	$(1.27)
Weighted-average shares used to compute net loss per share, basic and diluted	128,275	121,796	126,712	120,537

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Net loss	$(38,233)	$(55,117)	$(114,910)	$(152,575)
Other comprehensive (loss) income*:
Changes in foreign currency translation adjustment	(12)	13	53	(15)
Net change in unrealized gain (loss) on available-for-sale investments	—	4	3	(3)
Other comprehensive (loss) income*:	(12)	17	56	(18)
Comprehensive loss	$(38,245)	$(55,100)	$(114,854)	$(152,593)

*	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,233)	$(55,117)	$(114,910)	$(152,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,710	9,936	31,515	28,967
Stock-based compensation expense	19,917	15,404	55,070	42,847
Amortization of deferred commissions	4,251	3,974	13,627	11,502
Other	13	457	96	557
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(10,825)	(10,321)	13,547	(10,194)
Deferred commissions	(3,667)	(3,729)	(10,073)	(11,896)
Prepaid expenses and other assets, current and noncurrent	1,670	1,565	4,107	(25,547)
Accounts payable	2,353	(6,989)	2,069	1,879
Accrued expenses and other liabilities	(1,036)	(937)	(20,250)	626
Deferred rent	424	17,616	3,078	21,558
Deferred revenue	9,594	10,798	6,185	21,090
Net cash used in operating activities	(6,829)	(17,343)	(15,939)	(71,186)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	—	—	(112,521)
Sales of marketable securities	—	63,062	240	66,911
Maturities of marketable securities	—	13,492	7,057	20,145
Purchases of property and equipment	(1,892)	(19,998)	(13,639)	(47,842)
Proceeds from sale of property and equipment	8	—	84	—
Acquisitions and purchases of intangible assets, net of cash acquired	—	(53)	—	(271)
Net cash (used in) provided by investing activities	(1,884)	56,503	(6,258)	(73,578)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of initial public offering costs	—	—	—	(2,172)
Payment of borrowing costs	—	—	(93)	—
Proceeds from exercise of stock options, net of repurchases of early exercised stock options	3,388	2,734	7,603	5,148
Proceeds from issuances of common stock under employee stock purchase plan	6,710	10,282	15,726	10,282
Employee payroll taxes paid related to net share settlement of restricted stock units	(4,726)	(2,105)	(13,594)	(8,292)
Payments of capital lease obligations	(2,178)	(508)	(5,439)	(928)
Net cash provided by financing activities	3,194	10,403	4,203	4,038
Effect of exchange rate changes on cash and cash equivalents	(12)	13	53	(15)
Net (decrease) increase in cash and cash equivalents	(5,531)	49,576	(17,941)	(140,741)
Cash and cash equivalents, beginning of period	173,331	140,119	185,741	330,436
Cash and cash equivalents, end of period	$167,800	$189,695	$167,800	$189,695
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$50	$297	$838	$949
Cash paid for income taxes, net of tax refunds	95	132	211	832
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued equipment purchases	$3,647	$19,075	$(11,377)	$24,723
Purchases of property and equipment under capital lease	8,390	3,307	18,300	7,372
Change in unpaid tax related to capital lease	522	—	952	—
Vesting of early exercised stock options and restricted stock	—	—	11	—
Issuance of common stock in connection with acquisitions and purchases of intangible assets	1,011	—	1,011	6,108
Change in unpaid deferred offering costs	—	—	—	(2,172)

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2016 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2016 and 2015, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2016 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. There have been no changes to our critical accounting policies and estimates during the nine months ended October 31, 2016 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of October 31, 2016, and our results of operations, including our comprehensive loss, and our cash flows for the three and nine months ended October 31, 2016 and 2015. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2016 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2017.

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

In accordance our Company’s property and equipment policy, we review the estimated useful lives of our fixed assets on an ongoing basis. The most recent review indicated that the actual lives of certain data center assets not acquired under capital leases were longer than previously estimated useful lives used for depreciation purposes in our financial statements. As a result, effective September 1, 2016, we changed the estimated useful lives of certain data center assets not acquired under capital leases to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of these assets previously depreciated for three years have now been increased to four years. The effect of this change in estimate in the current period to net income and earnings per share was not material.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We sell to a broad range of customers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for accounts receivable based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are reasonably assured based on the size, industry diversification, financial condition and past transaction history of our customers. As of October 31, 2016 only one customer accounted for more than 10% of total accounts receivable. As of January 31, 2016, no single customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue during the three and nine months ended October 31, 2016 and 2015.

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

Geographic Locations

Revenue attributed to the United States was 83% and 81% for the three months ended October 31, 2016 and 2015, respectively, and 83% and 80% for the nine months ended October 31, 2016 and 2015, respectively. No other country outside of the United States comprised 10% or greater of our revenue for any of the periods presented.

Substantially all of our net assets are located in the United States. As of October 31, 2016 and January 31, 2016, property and equipment located in the United States was 99.6% and 99.3%, respectively.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows- Classification of Certain Cash Receipts and Cash Payment. ASU 2016-15 provides guidance on the classification of eight cash flow issues in order to reduce diversity in practice. The new standard is effective for us beginning February 1, 2018 with early adoption permitted. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses. ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new standard is effective for us beginning February 1, 2020 with early adoption permitted. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We measure marketable securities and restricted cash at fair value on a recurring basis. We classify these assets within Level 1 or Level 2 because they are valued using either quoted market prices for identical assets or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of October 31, 2016, we had no marketable securities in our investment portfolio.

The following tables set forth the fair value of our financial assets measured at fair value on a recurring basis as of October 31 and January 31, 2016, using the above input categories (in thousands):

	October 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets
Restricted cash:
Certificates of deposit	$—	$27,134	$—	$27,134
Total assets measured at fair value	$—	$27,134	$—	$27,134

	January 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities:
Corporate debt securities	$—	$5,559	$—	$5,559
Asset-backed securities	—	1,820	—	1,820
Restricted cash:
Certificates of deposit	—	26,968	—	26,968
Money market funds	984	—	—	984
Total assets measured at fair value	$984	$34,347	$—	$35,331

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31,	January 31,
	2016	2016
Prepaid expenses	$8,948	$8,410
Tenant incentives receivable under our headquarters lease in Redwood City	—	3,024
Other current assets	3,822	3,295
Total prepaid expenses and other current assets	$12,770	$14,729

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	October 31,	January 31,
	2016	2016
Servers	$124,335	$111,015
Leasehold improvements	64,115	68,082
Computer hardware and software	10,922	11,009
Furniture and fixtures	12,750	12,485
Construction in progress	15,905	4,808
Total property and equipment	228,027	207,399
Less: accumulated depreciation	(114,648)	(86,907)
Total property and equipment, net	$113,379	$120,492

As of October 31, 2016, the gross carrying amount of property and equipment included $24.6 million of servers and $9.9 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $7.4 million. As of January 31, 2016, the gross carrying amount of property and equipment included $13.9 million of servers and $1.2 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $2.4 million.

Depreciation expense related to property and equipment was $8.2 million and $8.5 million for the three months ended October 31, 2016 and 2015, respectively, and $28.6 million and $24.8 million for the nine months ended October 31, 2016 and 2015, respectively. Included in these amounts was depreciation expense for servers acquired under capital leases in the amount of $2.0 million and $0.5 million for the three months ended October 31, 2016 and 2015, respectively, and $5.0 million and $1.1 million for the nine months ended October 31, 2016 and 2015, respectively. Construction in progress primarily consists of servers, networking equipment and storage infrastructure being provisioned in our datacenter facilities as well as leasehold improvements. In addition, the amounts of interest capitalized to property and equipment were not material for the three and nine months ended October 31, 2016 and 2015.

Note 4. Acquisitions

Wagon Analytics, Inc.

On August 30, 2016, we entered into an agreement to license certain technology and hire certain employees from Wagon Analytics, Inc., a privately-held data analysis company, for a total purchase price of $2.0 million. This agreement has been accounted for as a business combination. The entire purchase price was allocated to goodwill. Goodwill is attributable to future growth and potential enhancement opportunities for our analytics platform. Goodwill is deductible for U.S. income tax purposes. Transaction costs related to this business combination were not material.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Results of operations for this business combination have been included in our consolidated statements of operations since the acquisition date and were not material. Pro forma results of operations for this business combination have not been presented because they were also not material to the consolidated results of operations.

Verold, Inc.

On May 4, 2015, for a total purchase price of $5.4 million, we acquired certain assets of, and hired certain employees from, Verold Inc., a privately-held technology company which has built a cloud-based 3D model viewer and editor. The acquisition has been accounted for as a business combination. Of the $5.4 million, $2.8 million was attributed to developed technology and $2.6 million to goodwill. Developed technology is being amortized on a straight-line basis over an estimated useful life of two years. Goodwill is primarily attributable to the enhancement of the Box user experience and the value of acquired personnel. Goodwill is deductible for U.S. income tax purposes. Transaction costs related to this acquisition were not material.

Results of operations for this acquisition have been included in our consolidated statements of operations since the acquisition date and were not material. Pro forma results of operations for this acquisition have not been presented because they were also not material to the consolidated results of operations.

Other Acquisitions

During fiscal year 2016, we purchased and licensed certain assets of two other companies for an aggregate purchase price of $0.8 million. We accounted for these transactions as business combinations. In allocating the purchase consideration based on estimated fair values, we recorded $0.3 million of developed technology and $0.4 million of goodwill. Goodwill for these acquisitions is deductible for U.S. income tax purposes. Developed technology is being amortized on a straight-line basis over an estimated useful life of two years. These acquisitions are expected to enhance our Box service by leveraging the acquired companies’ technologies, along with gaining access to their key talent. Aggregate transaction costs related to these acquisitions were not material.

Results of operations for these acquisitions have been included in our consolidated statements of operations since the acquisition dates and were not material. Pro forma results of operations for these acquisitions have not been presented because they were also not material to the consolidated results of operations.

Note 5. Goodwill and Intangible Assets

Goodwill activity is reflected in the following table (in thousands):

Balance as of January 31, 2016	$14,301
Goodwill acquired	1,992
Balance as of October 31, 2016	$16,293

Intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (1)		Gross Value	Accumulated Amortization	Net Carrying Value
October 31, 2016
Developed technology	2.5	years	$14,273	$(13,515)	$758
Trade name and other	6.9	years	1,201	(984)	217
Intangibles, net			$15,474	$(14,499)	$975

January 31, 2016
Developed technology	2.5	years	$14,273	$(10,711)	$3,562
Trade name and other	6.9	years	1,201	(868)	333
Intangibles, net			$15,474	$(11,579)	$3,895

(1)	From the date of acquisition

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible amortization expense was $0.5 million and $1.5 million for the three months ended October 31, 2016 and 2015, respectively, and $2.9 million and $4.1 million for the nine months ended October 31, 2016 and 2015, respectively. Amortization of acquired technology is included in cost of revenue and amortization for trade names is included in general and administrative expenses in the consolidated statements of operations. As of October 31, 2016, expected amortization expense for intangible assets was as follows (in thousands):

Years ending January 31:
Remainder of 2017	$432
2018	519
2019	23
2020	1
2021 and thereafter	—
$975

Note 6. Commitments and Contingencies

Letters of Credit

As of October 31, 2016 and January 31, 2016, we had letters of credit in the aggregate amount of $27.1 million and $27.0 million, respectively, in connection with our operating and capital leases. These letters of credit are collateralized by certificates of deposit held by us in the amount of $27.1 million and $27.0 million, respectively. Refer to Note 2 for additional details.

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

We also entered into various capital lease arrangements to obtain servers for our operations. These agreements are typically for three to four years. The leases are secured by the underlying leased servers.

As of October 31, 2016, future minimum lease payments under non-cancellable capital and operating leases are as follows (in thousands):

Years ending January 31:	Capital Leases	Operating Leases, net of Sublease Income
Remainder of 2017	$2,975	$4,975
2018	10,937	21,979
2019	8,618	25,264
2020	3,020	29,334
2021	665	29,076
Thereafter	—	172,840
Total minimum lease payments	$26,215	$283,468
Less: amount representing interest	(739)
Present value of minimum lease payments	$25,476

In fiscal year 2016, we signed subleases for three floors of our headquarters and in the nine months ended October 31, 2016, we signed a sublease for one floor of our office in San Francisco. These subleases have terms ranging from 19 to 37 months that will expire in fiscal 2018 and 2019, respectively. Non-cancellable sublease proceeds for the years ending January 31, 2017, 2018, and 2019 of $1.8 million, $6.1 million and $4.2 million, respectively, are included in the table above.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We recognize rent expense under our operating leases on a straight-line basis. Rent expense totaled $4.7 million and $6.7 million, net of sublease income of $1.8 million and $0 for the three months ended October 31, 2016 and 2015, respectively, and rent expense totaled $13.3 million and $16.0 million, net of sublease income of $5.0 million and $0.3 million for the nine months ended October 31, 2016 and 2015, respectively.

Purchase Obligations

As of October 31, 2016, future payments under non-cancellable contractual purchases, which relate primarily to datacenter operations and sales and marketing activities, are as follows (in thousands):

Years ending January 31:
Remainder of 2017	$6,751
2018	5,928
2019	1,675
$14,354

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

While we continued to defend the lawsuit vigorously and continued to believe we had valid defense to Open Text’s claims, we considered the issuance of the verdict a recognized subsequent event that provided additional evidence about conditions existed as of January 31, 2015. Accordingly, we accrued $4.9 million of settlement payment as of January 31, 2015, and recorded an expense in the amount of $3.9 million for the year ended January 31, 2015, in relation to the portion of the settlement amount attributable to prior

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

periods. The portion of the settlement amount attributable to future periods is recorded as an asset as of January 31, 2015. This asset was being amortized over an estimated useful life of 14 months, and the amortization expense was $0.9 million for the year ended January 31, 2016. In addition, as a result of the July 1, 2015 hearing, we deemed the claim for interest on the legal verdict amount to be probable and estimable for the first time. As such, we accrued additional expenses in the aggregate amount of $0.7 million during the year ended January 31, 2016, in relation to the interest on the legal verdict amount.

On March 31, 2016, Open Text and the Company entered into a Confidential Settlement and Release Agreement (the “Settlement Agreement”), which fully settled the lawsuit and resulted in a full dismissal of the case against the Company. In connection with such settlement, the Company paid an amount equal to $3.75 million in total to Open Text, and the Company's obligation to pay the jury award amount of approximately $4.9 million and all pre- and post-judgment interest was terminated. The parties agreed to drop all appeals pending in connection with the litigation and each agreed to certain standard mutual releases related to the subject matter of the suit. The settlement has no impact on the Groupware Patent and Dialog Patent claims that were found to be invalid by the Court during the litigation against the Company and against Alfresco Software. We recorded the settlement payment of $3.75 million, reversed previous settlement accruals and interest of $5.6 million, and recorded $0.1 million in recurring amortization for the asset, resulting in net income of $1.7 million in our condensed consolidated statement of operations for the nine months ended October 31, 2016.

In addition to the litigation discussed above, from time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of October 31, 2016.

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

Note 7. Debt

Line of Credit

In August 2013, we entered into a two-year $100.0 million secured revolving credit facility (August 2013 Facility). The August 2013 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to the London Interbank Offer Rate (LIBOR) plus 3.0% or the Alternate Base Rate (ABR) plus 2.0%. In addition, there is a commitment fee of 0.5% on outstanding unused commitment amount. At closing, we drew $34.0 million at 3.4% (six month LIBOR plus 3.0%) which we used to repay outstanding loans and the related early payoff and end of term fees, as well as for other general corporate purposes. In July 2014, we drew an additional $12.0 million under the credit facility at 3.3% (six month LIBOR plus 3.0%). In September 2014, we paid down $6.0 million and amended the credit facility to reduce our borrowing capacity from $100.0 million to $75.0 million and extend the facility through August 2016. Concurrently and in conjunction with the execution of our new headquarters lease in September 2014, letters of credit in the aggregate amount of $25.0 million were issued under the credit facility. These letters of credit reduce our total borrowing capacity under the credit facility and are subject to interest at 3.25% per annum. As of January 31, 2015, the outstanding borrowings under the credit facility were $40 million and our remaining borrowing capacity under the credit facility was $10.0 million.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The December 2015 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit is required for the December 2015 Facility, we are eligible for the lowest interest rate if we maintain at least $40 million in deposits with the lender.  In addition, there is an annual fee of 0.2% on the total commitment amount. At closing, we drew $40.0 million at 1.82% (six month LIBOR plus 1.25%) which we used repay the outstanding principal balance under the August 2013 Facility. Borrowings under the December 2015 Facility are collateralized by substantially all of our assets in the United States. It also contains various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as customary limitations on dispositions, mergers or consolidations and other corporate activities. As of October 31, 2016, we were in compliance with all financial covenants.

In connection with the above credit facilities, we incurred interest expense, net of capitalized interest costs, of $0.2 million and $0.4 million during the three months ended October 31, 2016 and 2015, respectively, and $0.6 million and $1.5 million during the nine months ended October 31, 2016 and 2015, respectively. Interest expense also includes amortization of issuance costs, unused commitment fees and fees on letters of credit which are recognized over the related term of the borrowing.

Note 8. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our IPO. A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Options and restricted stock units generally vest 25% one year from the vesting commencement date and (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter. As of October 31, 2016, 15,404,648 shares were reserved for future issuance under the 2015 Plan.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of October 31, 2016, 2,495,182 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2016	15,634,518	$6.92	7.12	$82,541
Options granted	778,136	13.10
Option exercised	(2,329,813)	3.26
Options forfeited/cancelled	(1,366,248)	13.62
Balance as of October 31, 2016	12,716,593	$7.24	6.59	$97,225
Vested and expected to vest as of October 31, 2016	12,579,302	$7.19	6.57	$96,807
Exercisable as of October 31, 2016	9,326,988	$5.46	6.04	$86,916

The aggregate intrinsic value of options vested and expected to vest and exercisable as of October 31, 2016 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the nine months ended October 31, 2016 and 2015 was $21.5 million and $20.5 million, respectively.  The aggregate estimated fair value of stock options granted to employees that vested during the nine months ended October 31, 2016 and 2015 was $12.7 million and $13.5 million, respectively.  The weighted-average grant date fair value of options granted to employees during the nine months ended October 31, 2016 and 2015 was $5.45 and $6.72 per share, respectively.

As of October 31, 2016, there was $17.5 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.29 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2016	8,204,968	$15.54
Granted	8,053,916	13.86
Vested, net of shares withheld for employee payroll taxes	(1,537,906)	15.59
Forfeited/cancelled, including shares withheld for employee payroll taxes	(2,883,612)	15.05
Unvested balance - October 31, 2016	11,837,366	$14.51

As of October 31, 2016, there was $158.0 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.79 years.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Awards

The following table summarizes the restricted stock activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2016	30,607	$11.38
Vested, net of shares withheld for employee payroll taxes	(17,514)	11.81
Forfeited/cancelled, including shares withheld for employee payroll taxes	(2,783)	9.77
Unvested balance - October 31, 2016	10,310	$11.10

.

As of October 31, 2016, unrecognized stock-based compensation expense related to outstanding restricted stock granted to employees that is expected to be recognized over a weighted-average period of 0.55 year was immaterial.

In addition, in connection with our fiscal 2015 acquisitions, we issued 344,667 shares of restricted stock awards with a weighted-average grant date fair value of $12.96 per share. These restricted stock awards were separately authorized by our board of directors, and did not reduce the number of shares available for future issuance under our equity incentive plans.

As of October 31, 2016, there was $1.1 million of unrecognized stock-based compensation expense related to outstanding restricted stock awards granted outside of the equity incentive plans that is expected to be recognized over a weighted-average period of 0.95 year. In addition, there were 220,207 unvested shares as of October 31, 2016.

As of October 31, 2016, there was $0.3 million of unrecognized stock-based compensation related to 31,602 shares of contingently issuable and unvested common stock for certain bonus awards given in connection with our fiscal 2016 and 2015 acquisitions that is expected to be recognized over a weighted-average period of 0.67 year.

2015 ESPP and Other

As of October 31, 2016, there was $11.8 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Cost of revenue	$1,986	$1,272	$5,328	$3,164
Research and development	7,730	6,455	21,602	18,021
Sales and marketing	6,744	5,005	18,390	14,030
General and administrative	3,457	2,672	9,750	7,632
Total stock-based compensation	$19,917	$15,404	$55,070	$42,847

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended						Nine Months Ended
	October 31,						October 31,
	2016			2015			2016			2015
Employee Stock Options
Expected term (in years)			6.0	5.9	-	6.0	5.5	-	6.0	5.5	-	6.1
Risk-free interest rate	1.3%	-	1.4%	1.5%	-	1.6%	1.3%	-	1.5%	1.5%	-	1.9%
Volatility			40%			42%	40%	-	43%	42%	-	44%
Dividend yield			0%			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0
Risk-free interest rate	0.5%	-	0.8%	0.2%	-	0.8%	0.5%	-	0.9%	0.2%	-	0.8%
Volatility	39%	-	51%	33%	-	39%	39%	-	60%	33%	-	41%
Dividend yield			0%			0%			0%			0%

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31,
	2016		2015
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(16,978)	$(21,255)	$(17,412)	$(37,705)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	56,964	71,311	38,477	83,319
Net loss per share—basic and diluted	$(0.30)	$(0.30)	$(0.45)	$(0.45)

	Nine Months Ended October 31,
	2016		2015
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(46,036)	$(68,874)	$(32,309)	$(120,266)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	50,764	75,948	25,525	95,012
Net loss per share—basic and diluted	$(0.91)	$(0.91)	$(1.27)	$(1.27)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Options to purchase common stock	13,036	16,542	13,900	16,898
Restricted stock units	10,249	7,544	9,623	6,808
Employee stock purchase plan	1,262	3,432	2,187	3,400
Repurchasable shares from early-exercised options and unvested restricted stock	312	530	350	595
Contingently issuable common stock	73	85	80	129
	24,932	28,133	26,140	27,830

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We have achieved significant growth in a short period of time. Our user base includes over 50 million registered users. We define a registered user as a Box account that has been provisioned to a unique user ID. As of October 31, 2016, over 15% of our registered users were paying users who register as part of a larger enterprise or business account or by using a personal account. We currently have over 69,000 paying organizations, and our solution is offered in 22 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

For the nine months ended October 31, 2016 and 2015, our revenue was $288.7 million and $217.7 million, respectively, representing year-over-year growth of 33%, and our net losses were $114.9 million and $152.6 million, respectively. For the nine months ended October 31, 2016 and 2015, revenue from non-U.S. customers represented 17% and 20% of our revenue, respectively. Box is headquartered in Redwood City, California and operates offices in California, New York, Texas, Amsterdam, London, Paris, Stockholm and Tokyo.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Billings (in thousands)	$112,405	$89,449	$294,864	$238,812
Billings growth rate	26%	37%	23%	45%
Free cash flow (in thousands)	(10,899)	(37,849)	(35,017)	(94,956)
Retention rate (period end)	115%	119%	115%	119%

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

Billings increased 23% in the nine months ended October 31, 2016 over nine months ended October 31, 2015. The increase in billings was primarily driven by the addition of new customers with larger initial deployments and expansion of the number of users within existing customers. For the nine months ended October 31, 2016, our year-over-year billings growth rate was adversely impacted by increased focus on annual payment frequency and increased seasonality in our business. To provide investors with additional information regarding our financial results, we have disclosed in the table above and within this report billings, a key financial metric. We have provided below a calculation of billings starting with revenue, the most directly comparable GAAP financial measure.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
GAAP revenue	$102,811	$78,651	$288,679	$217,722
Deferred revenue, end of period	192,598	141,147	192,598	141,147
Less: deferred revenue, beginning of period	(183,004)	(130,349)	(186,413)	(120,057)
Billings	$112,405	$89,449	$294,864	$238,812

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

Free cash flow for the nine months ended October 31, 2016 was ($35.0) million, an improvement of $59.9 million as compared to the nine months ended October 31, 2015. The increase in free cash flow was primarily driven by a decrease in cash used in operations of $55.2 million and a decrease in capital expenditures of $34.2 million, partially offset by an increase in capital lease obligation payments of $4.5 million. Free cash flow for the nine months ended October 31, 2015 included a $25 million adjustment for the restricted cash used to guarantee a letter of credit for our Redwood City headquarters. The primary factors affecting the increase in cash flow from operations include the improvement of net loss by $37.7 million, changes in our operating assets and liabilities of $1.1 million, and non-cash charges of $16.4 million. The decrease in capital expenditures was primarily due to a reduction in capital expenditures related to the completion of our new Redwood City headquarters. In addition, there was a reduction in expenditures for data center assets as well as an increase in the total data center assets financed through capital leases. As we move into new data center facilities and continue to invest in our data center operations, we expect capital lease obligations to increase in the foreseeable future. Our tighter working capital management and completion of Redwood City headquarters are driving significant improvements in free cash flow.

Retention Rate

We calculate our retention rate as of a period end by starting with the annual contract value (ACV) from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period ACV) and a subscription term of at least 12 months. We then calculate ACV from these same customers as of the current period end (Current Period ACV). Finally, we divide the aggregate Current Period ACV for the trailing 12 month period by the aggregate Prior Period ACV for the trailing 12 month period to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the nine months ended October 31, 2016. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 115% and 119% as of October 31, 2016 and 2015, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% for enterprise customers of the Prior Period ACV. Our retention rates consistently exceeded 100% and were primarily attributable to an increase in user expansion, from both enterprise and small and medium business customers. We believe our investments in product, Customer Success, and Box Consulting are driving our strong customer retention results. As we penetrate customer accounts, we expect our rate of growth in expansion to trend down over time but our retention rate to remain above 100% for the foreseeable future.

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

Interest Expense, Net

Interest expense, net consists of interest expense and interest income. Interest expense consists of interest charges for our line of credit, fees on our letter of credit, and the amortization of capitalized debt issuance costs. Interest income consists of interest earned on our cash, cash equivalents, marketable securities, and restricted cash. We have historically invested our cash in overnight deposits and short term, investment-grade corporate debt, and asset backed securities. As of October 31, 2016, we had no marketable securities in our investment portfolio.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenue	$102,811	$78,651	$288,679	$217,722
Cost of revenue(1)(2)	27,115	23,630	82,576	61,419
Gross profit	75,696	55,021	206,103	156,303
Operating expenses:
Research and development(2)	29,652	26,324	84,824	75,911
Sales and marketing(2)	66,796	63,972	186,454	178,927
General and administrative(1)(2)	16,999	19,757	49,087	52,904
Total operating expenses	113,447	110,053	320,365	307,742
Loss from operations	(37,751)	(55,032)	(114,262)	(151,439)
Interest expense, net	(222)	(30)	(587)	(773)
Other (expense) income, net	(22)	165	609	57
Loss before provision for income taxes	(37,995)	(54,897)	(114,240)	(152,155)
Provision for income taxes	238	220	670	420
Net loss	$(38,233)	$(55,117)	$(114,910)	$(152,575)
Net loss per common share, basic and diluted	$(0.30)	$(0.45)	$(0.91)	$(1.27)
Weighted-average shares used to compute net loss per share, basic and diluted	128,275	121,796	126,712	120,537

(1) Includes intangible assets amortization as follows:
	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenue	$506	$1,431	$2,804	$4,010
General and administrative	39	39	116	117
Total intangible assets amortization	$545	$1,470	$2,920	$4,127

(2) Includes stock-based compensation expense as follows:
	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Cost of revenue	$1,986	$1,272	$5,328	$3,164
Research and development	7,730	6,455	21,602	18,021
Sales and marketing	6,744	5,005	18,390	14,030
General and administrative	3,457	2,672	9,750	7,632
Total stock-based compensation	$19,917	$15,404	$55,070	$42,847

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)	26	30	29	28
Gross profit	74	70	71	72
Operating expenses:
Research and development(2)	29	33	29	35
Sales and marketing(2)	65	82	65	83
General and administrative(1)(2)	17	25	17	24
Total operating expenses	111	140	111	142
Loss from operations	(37)	(70)	(40)	(70)
Interest expense, net	—	—	—	—
Other income (expense), net	—	—	—	`
Loss before provision for income taxes	(37)	(70)	(40)	(70)
Provision for income taxes	—	—	—	—
Net loss	(37)%	(70)%	(40)%	(70)%

(1) Includes intangible assets amortization as follows:
	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Cost of revenue	—%	2%	1%	2%
General and administrative	—	—	—	—
Total intangible assets amortization	—%	2%	1%	2%

(2) Includes stock-based compensation expense as follows:
	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Cost of revenue	2%	2%	2%	1%
Research and development	8	9	7	9
Sales and marketing	7	6	6	6
General and administrative	3	3	3	4
Total stock-based compensation	20%	20%	18%	20%

Comparison of the Three Months Ended October 31, 2016 and 2015

Revenue

	Three Months Ended
	October 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenue	$102,811	$78,651	$24,160	31%

Revenue was $102.8 million for the three months ended October 31, 2016, compared to $78.7 million for the three months ended October 31, 2015, representing an increase of $24.2 million, or 31%. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by more than 28% from October 31, 2015 to 2016. Also in this period, we experienced increased renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 115% as of October 31, 2016.

Cost of Revenue

	Three Months Ended
	October 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$27,115	$23,630	$3,485	15%
Percentage of revenue	26%	30%

Cost of revenue was $27.1 million, or 26% of revenue, for the three months ended October 31, 2016, compared to $23.6 million, or 30% of revenue, for the three months ended October 31, 2015, representing an increase of $3.5 million, or 15%. The increase in absolute dollars was primarily due to an increase of $1.9 million in datacenter service costs, an increase of $1.1 million in stock-based compensation expense primarily driven by an increase in merit grants, an increase of $0.7 million in rent primarily related to the expansion of new data centers, an increase of $0.4 million in enterprise subscription software costs, and an increase in investments for our growing paid users. The increase was partially offset by a $1.2 million net decrease in depreciation primarily related to the increase in useful lives of certain data center equipment, and a $0.9 million decrease in the amortization of certain intangible assets that reached the end of their estimated useful lives. Despite an increase in absolute dollars, cost of revenue as a percentage of revenue decreased 4 points year over year. While we continued to invest in our data center infrastructure, we were able to do so at a lower percentage of revenue year over year.

Research and Development

	Three Months Ended
	October 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Research and development	$29,652	$26,324	$3,328	13%
Percentage of revenue	29%	33%

Research and development expenses were $29.7 million, or 29% of revenue, for the three months ended October 31, 2016, compared to $26.3 million, or 33% of revenue, for the three months ended October 31, 2015, representing an increase of $3.3 million, or 13%. The increase in absolute dollars was primarily due to an increase of $1.3 million in stock-based compensation expense primarily due to an increase in merit grants, an increase of $1.1 million in outside agency consulting services, an increase of $0.9 million in data center costs used for research and development activities, and an increase of $0.2 million in employee and related costs primarily related to the timing of key new hires. Despite an increase in absolute dollars spent, research and development expense as a percentage of revenue decreased 4 points year over year. While we continued to invest in our product and service offerings and develop new products to further differentiate our offerings, we were able to do so at a lower percentage of revenue year over year as our revenue growth outpaced our research and development spending.

Sales and Marketing

	Three Months Ended
	October 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$66,796	$63,972	$2,824	4%
Percentage of revenue	65%	82%

Sales and marketing expenses were $66.8 million, or 65% of revenue, for the three months ended October 31, 2016, compared to $64.0 million, or 82% of revenue, for the three months ended October 31, 2015, representing an increase of $2.8 million, or 4%. The increase in absolute dollars was primarily due to an increase of $3.0 million in employee and related costs and an increase of $1.7 million in stock-based compensation expense primarily driven by the increase in headcount from 621 employees as of October 31, 2015 to 659 employees as of October 31, 2016 and an increase in merit grants. In addition, there was an increase of $1.0 million in allocated costs for information technology (“IT”) software and support and an increase of $0.5 million in outside agency and contractor costs. The increase was partially offset by a $3.3 million decrease in datacenter and customer support costs to support our free users. Sales and marketing expenses as a percentage of revenue decreased 17 points year over year due to improved marketing efficiency, as our sales and marketing expenses are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions, and a decrease in cost to support our free users. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will decrease as a percentage of revenue. We continue to invest aggressively to capture our large market opportunity and capitalize on our competitive position, while growing our productivity and efficiency to achieve our long-term margin objectives.

General and Administrative

	Three Months Ended
	October 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
General and administrative	$16,999	$19,757	$(2,758)	(14)%
Percentage of revenue	17%	25%

General and administrative expenses were $17.0 million, or 17% of revenue, for the three months ended October 31, 2016, compared to $19.8 million, or 25% of revenue, for the three months ended October 31, 2015, representing a decrease of $2.8 million, or 14%. The decrease in absolute dollars was primarily due to a decrease of $1.2 million in litigation costs primarily attributable to the settlement agreement reached with Open Text in the three months ended April 30, 2016 and a decrease of $0.9 million in rent expense primarily related to the timing of sublease income and temporarily concurrent rent expense for our Redwood City headquarters and former Los Altos headquarters, and various operational improvements. The decrease was partially offset by an increase in stock-based compensation expense of $0.8 million primarily as a result of an increase in merit grants.

Comparison of the Nine Months Ended October 31, 2016 and 2015

Revenue

	Nine Months Ended
	October 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Revenue	$288,679	$217,722	$70,957	33%

Revenue was $288.7 million for the nine months ended October 31, 2016, compared to $217.7 million for the nine months ended October 31, 2015, representing an increase of $71.0 million, or 33%. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by more than 28% from October 31, 2015 to 2016. Also in this period, we experienced increased renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 115% as of October 31, 2016.

Cost of Revenue

	Nine Months Ended
	October 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$82,576	$61,419	$21,157	34%
Percentage of revenue	29%	28%

Cost of revenue was $82.6 million, or 29% of revenue, for the nine months ended October 31, 2016, compared to $61.4 million, or 28% of revenue, for the nine months ended October 31, 2015, representing an increase of $21.2 million, or 34%. The increase in absolute dollars was primarily due to an increase of $3.3 million in stock-based compensation expense primarily driven by the increase in merit grants and an increase of $2.8 million in employee and related costs primarily due to the timing of new hires. In addition, there was an increase of $6.0 million in datacenter service costs, an increase of $1.7 million in enterprise subscription software expenses, an increase of $1.4 million in depreciation primarily related to the increase in useful lives of certain data center assets not acquired under capital leases, an increase of $1.4 million in rent primarily related to the expansion of new data centers, an increase of $1.3 million in allocated costs for IT software and support, an increase of $1.1 million in outside agency costs, and an increase in investments for our growing paid users. Cost of revenue as a percentage of revenue increased 1 point year-over-year primarily due to our continued investments in our data center infrastructure and Box Consulting to support our expected growth in paying customers and new products.

Research and Development

	Nine Months Ended
	October 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Research and development	$84,824	$75,911	$8,913	12%
Percentage of revenue	29%	35%

Research and development expenses were $84.8 million, or 29% of revenue, for the nine months ended October 31, 2016, compared to $75.9 million, or 35% of revenue, for the nine months ended October 31, 2015, representing an increase of $8.9 million, or 12%. The increase in absolute dollars was primarily due to an increase of $3.6 million in stock-based compensation expense primarily due to an increase in merit grants, an increase of $2.4 million in data center costs used for research and development activities, an increase of $1.5 million in allocated costs for IT software and support services, an increase of $1.0 million in outside agency costs, and an increase in employee related costs of $0.4 million related to the timing of key new hires. Despite an increase in absolute dollars, research and development expense as a percentage of revenue decreased 6 points year over year. While we continued to invest in our product and service offerings and develop new products and further differentiate our offerings, we were able to do so at a lower percentage of revenue year over year as our revenue growth outpaced our research and development spending.

Sales and Marketing

	Nine Months Ended
	October 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$186,454	$178,927	$7,527	4%
Percentage of revenue	65%	83%

Sales and marketing expenses were $186.5 million, or 65% of revenue, for the nine months ended October 31, 2016, compared to $178.9 million, or 83% of revenue, for the nine months ended October 31, 2015, representing an increase of $7.5 million, or 4%. The increase in absolute dollars was primarily due to an increase of $8.1 million in employee and related costs, and an increase of $4.4 million in stock-based compensation expense primarily driven by the increase in headcount from 621 employees as of October 31, 2015 to 659 employees as of October 31, 2016 and an increase in merit grants, an increase of $2.7 million in allocated costs for IT software and support services, and an increase of $0.8 million in outside agency and contractor costs. The increase was partially offset by a $7.9 million decrease in datacenter and customer support costs to support our free users and a $1.1 million decrease in marketing events. Sales and marketing expenses as a percentage of revenue decreased 18 points year over year due to improved marketing efficiency, as our sales and marketing expenses are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions, and a decrease in cost to support our free users. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will decrease as a percentage of revenue. We continue to invest aggressively to capture our large market opportunity and capitalize on our competitive position, while growing our productivity and efficiency to achieve our long-term margin objectives.

General and Administrative

	Nine Months Ended
	October 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
General and administrative	$49,087	$52,904	$(3,817)	(7)%
Percentage of revenue	17%	24%

General and administrative expenses were $49.1 million, or 17% of revenue, for the nine months ended October 31, 2016, compared to $52.9 million, or 24% of revenue, for the nine months ended October 31, 2015, representing a decrease of $3.8 million, or 7%. The decrease in absolute dollars was primarily due to a decrease of $5.5 million in litigation and legal settlement costs primarily attributable to the settlement agreement reached with Open Text in the three months ended April 30, 2016, a decrease of $1.8 million in rent expense primarily related to temporarily concurrent expenses between Redwood City headquarters and former Los Altos headquarters and the timing of sublease income, a decrease of $0.6 million in outside consulting services, and various operational improvements. This was partially offset by an increase in employee and related costs of $3.7 million primarily due to the timing of new hires and an increase in stock-based compensation expense of $2.1 million primarily as a result of an increase in merit grants.

Liquidity and Capital Resources

	Nine Months Ended
	October 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(15,939)	$(71,186)
Net cash used in investing activities	(6,258)	(73,578)
Net cash provided by financing activities	4,203	4,038

As of October 31, 2016, we had cash and cash equivalents of $167.8 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We may continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business.

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

Operating Activities

For the nine months ended October 31, 2016, cash used in operating activities was $15.9 million, or $12.1 million after excluding a $3.8 million payment related to a legal settlement. The primary factor affecting our operating cash flows during this period was our net loss of $114.9 million and changes in our operating assets and liabilities of $1.3 million, partially offset by non-cash charges of $100.3 million. Non-cash charges consisted primarily of $55.1 million for stock-based compensation, $31.5 million for depreciation and amortization of our property and equipment and intangible assets, and $13.6 million for amortization of deferred commissions. The primary drivers of the changes in operating assets and liabilities were a $18.2 million net decrease in accounts payable, accrued expenses and other liabilities and a $10.1 million increase in deferred commissions, partially offset by a $13.5 million decrease in accounts receivable, a $6.2 million increase in deferred revenue, a $4.1 million decrease in prepaid expenses and other assets and a $3.1 million increase in deferred rent. The decrease in accounts receivable was primarily due to an increased focus on annual rather than multi-year payment frequency, increasing seasonality in our business and the timing of cash collections. The increase in deferred commissions was due to additions and expanded deployment with paying customers in the nine months ended October 31, 2016. The decrease in accounts payable, accrued expenses and other liabilities was primarily attributable to a decrease in capital expenditures for the nine months ended October 31, 2016.

Investing Activities

Cash used in investing activities of $6.3 million for the nine months ended October 31, 2016 was primarily due to $13.6 million of capital expenditures primarily related to our new Redwood City headquarters, partially offset by $7.3 million of proceeds from sales and maturities of marketable securities.

Financing Activities

Cash provided by financing activities of $4.2 million for the nine months ended October 31, 2016 was primarily due to $15.7 million of proceeds from issuances of common stock under the 2015 ESPP and $7.6 million of proceeds from exercise of stock options, partially offset by $13.6 million of employee payroll taxes paid related to net share settlement of restricted stock units and $5.4 million of payments of capital lease obligations.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of October 31, 2016:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt(1)	$40,991	$913	$40,078	$—	$—
Operating lease obligations, net of sublease income amounts (2)	283,468	21,015	53,356	57,433	151,664
Capital leases(3)	26,215	11,236	13,964	1,015	—
Purchase obligations(4)	14,354	12,513	1,841	—	—
Total	$365,028	$45,677	$109,239	$58,448	$151,664

(1)	Includes interest and unused commitment fee on our line of credit.
(2)

Includes operating lease obligations for our buildings and certain data centers. As of October 31, 2016, we expect to receive sublease income of $12.1 million from tenants in certain of our leased building facilities.  The amounts set forth in the table above are net of these sublease income amounts.

(3)	Includes obligations related to our datacenter hardware.
(4)	Purchase obligations relate primarily to datacenter operations and sales and marketing activities.

Off-Balance Sheet Arrangements

Through October 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2016 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2016. See Part I, Item 1. Financial Statements—Note 1 for information regarding a change in estimate related to useful lives of certain data center assets.

Recent Accounting Pronouncement

See Part I, Item 1. Financial Statements—Note 1 for information regarding the effect of new accounting pronouncements on our financial statements.

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

Our reconciliation of the non-GAAP financial measures for the three and nine months ended October 31, 2016 and 2015 are as follows (in thousands, except per share data and percentages):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
GAAP operating loss	$(37,751)	$(55,032)	$(114,262)	$(151,439)
Stock-based compensation	19,917	15,404	55,070	42,847
Intangible assets amortization	545	1,470	2,920	4,127
Expenses related to a legal verdict(1)	—	299	(1,664)	1,277
Non-GAAP operating loss	$(17,289)	$(37,859)	$(57,936)	$(103,188)

GAAP operating margin	(37)%	(70)%	(40)%	(70)%
Stock-based compensation	19	20	19	20
Intangible assets amortization	1	2	1	2
Expenses related to a legal verdict(1)	—	—	(1)	1
Non-GAAP operating margin	(17)%	(48)%	(21)%	(47)%

GAAP net loss	$(38,233)	$(55,117)	$(114,910)	$(152,575)
Stock-based compensation	19,917	15,404	55,070	42,847
Intangible assets amortization	545	1,470	2,920	4,127
Expenses related to a legal verdict(1)	—	299	(1,664)	1,277
Non-GAAP net loss	$(17,771)	$(37,944)	$(58,584)	$(104,324)

GAAP net loss per share, basic and diluted	$(0.30)	$(0.45)	$(0.91)	$(1.27)
Stock-based compensation	0.16	0.13	0.43	0.36
Intangible assets amortization	—	0.01	0.02	0.03
Expenses related to a legal verdict(1)	—	—	—	0.01
Non-GAAP net loss per share, basic and diluted	$(0.14)	$(0.31)	$(0.46)	$(0.87)
Weighted-average shares outstanding, basic and diluted	128,275	121,796	126,712	120,537

GAAP net cash used in operating activities	$(6,829)	$(17,343)	$(15,939)	$(71,186)
Restricted cash used to guarantee a letter of credit for Redwood City HQ	—	—	—	25,000
Purchases of property and equipment	(1,892)	(19,998)	(13,639)	(47,842)
Payments of capital lease obligations	(2,178)	(508)	(5,439)	(928)
Free cash flow	$(10,899)	$(37,849)	$(35,017)	$(94,956)

(1)	Included in general and administrative expenses in the consolidated statements of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents and restricted cash of $194.9 million as of October 31, 2016. Our cash equivalents and restricted cash primarily consist of overnight deposits and certificates of deposit. All restricted cash is recorded at its estimated fair value. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

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

Interest rate risk also reflects our exposure to movements in interest rates associated with the December 2015 Facility. As of October 31, 2016, we had total debt outstanding with a carrying amount of $40 million which approximates fair value. A hypothetical 10% increase or decrease in interest rates after October 31, 2016 would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, British Pounds, Euros, Japanese Yen, Australian Dollars, and Canadian Dollars. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-USD cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the nine months ended October 31, 2016 and 2015.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of October 31, 2016.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $202.9 million in our fiscal year ended January 31, 2016, $168.2 million in our fiscal year ended January 31, 2015, $168.6 million in our fiscal year ended January 31, 2014, and $114.9 million in the nine months ended October 31, 2016. As of October 31, 2016, we had an accumulated deficit of $847.3 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our datacenter infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

The market for cloud-based enterprise content management and collaboration services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater name recognition, substantially longer operating histories, larger marketing budgets and significantly greater resources than we do. Our competitors include, but are not limited to, Microsoft, Google, Dropbox, Citrix and Open Text. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures on our business. If we are unable to achieve our target pricing levels, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

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

The cloud-based enterprise content management and collaboration market is not as mature as the on-premise enterprise software market, and it is uncertain whether a cloud-based service like ours will achieve and sustain high levels of customer demand and market acceptance. Because we derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of our cloud-based enterprise content management and collaboration solution, our success will depend to a substantial extent on the widespread adoption of cloud computing in general and of cloud-based content collaboration services in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional enterprise software into their organizations and, therefore, may be reluctant or unwilling to migrate to a cloud-based model for storing, accessing, sharing and managing their content. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the cloud computing market or the entry of competitive services. The expansion of a cloud-based enterprise content management and collaboration market depends on a number of factors, including the cost, performance and perceived value associated with cloud computing, as well as the ability of companies that provide cloud-based services to address security and privacy concerns. If we or other providers of cloud-based services experience security incidents, loss of customer data, disruptions in delivery, network outages, disruptions in the availability of the internet or other problems, the market for cloud-based services as a whole, including our services, may be negatively affected. If cloud-based services do not achieve widespread adoption, or there is a reduction in demand for cloud-based services caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenue, harm our growth rates, and adversely affect our business and operating results.

We have experienced rapid growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced a period of rapid growth in our operations and employee headcount. In particular, we grew from 973 employees as of January 31, 2014 to 1,410 employees as of October 31, 2016, and significantly increased the size of our customer base. You should not consider our recent growth as indicative of our future performance. However, we anticipate that we will expand our operations and employee headcount in the near term, including internationally. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business performance and operating results.

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

Our quarterly operating results, including the levels of our revenue, billings, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	our ability to attract new customers;
•	our ability to convert users of our limited free versions to paying customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	our retention rate;
•	the timing of revenue recognition;
•	the impact on billings of shifting our focus to annual (rather than multi-year) payment frequencies from our customers;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network or service outages, internet disruptions or security breaches;
•	general economic, industry and market conditions;
•	increases or decreases in the number of features in our services or pricing changes upon any renewals of customer agreements;
•	changes in our go to market strategies and/or pricing policies and/or those of our competitors;
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

Our future success depends upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, designers, product managers, sales representatives, and customer support representatives. Our ability to execute efficiently is dependent upon contributions from our employees, including our senior management team and, in particular, Aaron Levie, our co-founder, Chairman and Chief Executive Officer. In addition, occasionally, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute on our plans and strategies on a timely basis, our business could be harmed.

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

Our success and ability to compete depend in part on our intellectual property. As of October 31, 2016, we had 33 issued patents in the U.S., 16 issued patents in Great Britain, 2 issued patents in Canada, and 107 pending patent applications in the U.S. and 10 pending patent applications internationally. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We have issued patents and pending patent applications outside the U.S., and we may have to expend significant resources to obtain additional patents as we expand our international operations.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and may result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could materially adversely affect our brand and adversely impact our business.

We rely on third parties for certain financial and operational services essential to our ability to manage our business. A failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.

We rely on third parties for certain essential financial and operational services. Traditionally, the vast majority of these services have been provided by large enterprise software vendors who license their software to customers. However, we receive many of these services on a subscription basis from various software-as-a-service companies that are smaller and have shorter operating histories than traditional software vendors. Moreover, these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors providing us with services that are always available and are free of errors or defects that could cause disruptions in our business processes, and any failure by these vendors to do so, or disruptions in the availability of the internet, would adversely affect our ability to operate and manage our operations.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. To date, we have not realized a substantial portion of our revenue from customers outside the United States. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, geographic, social, and political risks that are different from those in the United States. Because of our limited experience with international operations and significant differences between international and U.S. markets, our international expansion efforts may not be successful in creating demand for our services outside of the United States or in effectively selling subscriptions to our services in all of the international markets we enter. In addition, we will face specific risks in doing business internationally that could adversely affect our business, including:

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

•	laws and business practices favoring local competitors;
•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
•	increased financial accounting and reporting burdens and complexities;
•	restrictions on the transfer of funds;
•	adverse tax consequences; and
•	unstable regional, economic, social and political conditions.

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

We believe that our culture has been and will continue to be a key contributor to our success. From January 31, 2014 to October 31, 2016, we increased the size of our workforce by 437 employees, and we expect to continue to hire as we expand. If we do not continue to develop our company culture or maintain our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth.

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

Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses, teams of employees, and technologies rather than through internal development. For example, the team from Wagon Analytics, a data analytics company, joined us in September 2016, and, in 2015, we acquired Verold, a cloud-based 3D model viewer and editor to make it easy for businesses to create engaging and immersive content experiences for the web and mobile. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete or integrate identified acquisitions. The risks we face in connection with acquisitions include:

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

Changes in laws and regulations related to the internet or changes in the internet infrastructure itself, or disruption in access to the internet or critical services on which the internet depends, may diminish the demand for our services, and could have a negative impact on our business.

The future success of our business depends upon the continued use and availability of the internet as a primary medium for commerce, communication and business services. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our services in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, or result in reductions in the demand for internet-based services such as ours.

In addition, the use of the internet and, in particular, the cloud as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by “viruses,” “worms”, “denial of service attacks” and similar malicious activity. The internet has also experienced a variety of outages, disruptions and other delays as a result of this malicious activity targeted at critical internet infrastructure. These service disruptions could diminish the overall attractiveness to existing and potential customers of services that depend on the internet and could cause demand for our services to suffer.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of October 31, 2016, including our executive officers, employees and directors and their affiliates, collectively held approximately 91.4% of the voting power of our outstanding capital stock as of such date. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from October 31, 2015 through October 31, 2016, the closing price of our Class A common stock ranged from $9.12 per share to $16.34 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

Date: December 8, 2016.

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1+	Master License and Service Agreement by and among the Registrant and entities affiliated with CoreSite, dated as of December 18, 2015.
10.2+	Wholesale Datacenter Lease by and between the Registrant and Vantage Data Centers (1), dated as of July 27, 2016.
10.3+	Wholesale Datacenter Lease by and between the Registrant and Vantage Data Centers (2), dated as of July 27, 2016.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

+	The Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.