Form 10-K
period 2017-01-31
BOX INC
filed 2017-03-24
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on July 31, 2016 as reported by the New York Stock Exchange on such date was approximately $796 million. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A common stock and Class B common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 28, 2017, the number of shares of the registrant’s Class A common stock outstanding was 69,811,257 and the number of shares of the registrant’s Class B common stock outstanding was 60,911,229.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2017.

Box, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our ability to maintain an adequate rate of revenue and billings growth and our expectations regarding such growth;
•	our business plan and our ability to effectively manage our growth;
•	our ability to achieve and sustain profitability and positive cash flow;
•	our ability to achieve our long-term margin objectives;
•	costs associated with defending intellectual property infringement and other claims;
•	our ability to attract and retain end-customers;
•	our ability to further penetrate our existing customer base;
•	our ability to displace existing products in established markets;
•	our ability to expand our leadership position as a cloud content management platform;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and bring them to market in a timely manner;
•

our plans to further invest in our business, including investment in research and development, sales and marketing, our infrastructure and our professional services organization, and our ability to effectively manage such investments;

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

PART I

Item 1. BUSINESS

Overview

Box provides a leading cloud content management platform that enables organizations of all sizes to securely manage cloud content while allowing easy, secure access and sharing of this content from anywhere, on any device. With our Software-as-a-Service (SaaS) cloud content management platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with internal policies and industry regulations. Our platform enables a broad set of business use cases across an enterprise, across multiple file formats and media types, and user experiences. Our platform integrates with leading enterprise business applications, and is compatible with multiple application environments, operating systems and devices, ensuring that workers have access to their critical business content whenever and wherever they need it.

At our founding in 2005, we recognized that content is more accessible, secure and powerful when it is centrally stored, managed and shared. We have architected our content management platform from the ground up to meet the evolving demands of today’s distributed and mobile workforce, and of enterprises that are looking to benefit from the increasing digitization of business. This architecture enables users to work and collaborate on content from anywhere in the world and allows organizations to centrally apply and manage policies and controls across all users and content simultaneously.

Our go-to-market strategy combines top-down, high-touch sales efforts with end-user-driven bottoms-up adoption. Our sales representatives engage in direct interaction with IT decision makers including CEOs, CIOs, CISOs, IT directors and business department heads. We also field inbound inquiries and online sales opportunities. We offer individuals a free basic version of Box that allows them to experience, first hand, our easy-to-use and secure solution. We further expand our market reach by leveraging a network of channel partners that comprise value added resellers and systems integrators. Use of the Box offering often spreads virally within and across organizations, as users adopt Box and invite new users to collaborate. In addition, an organization will frequently purchase Box for one use case and then later expand its deployment to other use cases with larger groups of employees leading to deeper engagement with our service.

We also provide industry-specific offerings that address targeted business needs with a combination of technology, services and marketing programs. Where relevant, we also facilitate compliance with industry-specific regulations to ensure that organizations can use Box in accordance with applicable legal requirements. These industry solutions are aimed to speed the deployment and time to value for customers in industries such as healthcare and life sciences, financial services, legal services, media and entertainment, retail, education, energy and government.

We are building a rich technology partner ecosystem around Box. Our platform integrates with the applications of leading enterprise technology providers, including Microsoft, IBM, Salesforce.com, Apple, Google,  and others, giving our users easy access to their content in Box without leaving these applications. In addition, in-house enterprise developers and independent software developers can rapidly build and provision new applications that leverage and extend the core functionality of our services, increasingly with a focus on specific industries and vertical market use cases. To date, tens of thousands of third-party developers have leveraged our platform as the secure content layer for their applications.

The Box Solution

We deliver applications (web and mobile) for cloud content management a platform for developing custom applications, and a series of industry-specific solutions. Box features and functionality include the following:

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

•

Simple and Rapid Deployment. Our cloud-based software allows organizations to easily, quickly and inexpensively deploy our products. IT administrators can quickly add users, set up permissions, create folders and policies, implement automated workflows and begin using our product almost immediately without the need to procure and provision hardware or install and configure software.

•

Enterprise-Grade Security. We have invested heavily to build robust security features to protect our customers from the most pervasive security threats. At the most basic level, all files stored in Box are encrypted at rest and in transit. Box’s information rights management (IRM) features enable secure access and management of files by providing granular control over users’ ability to access, view, download, edit, print or share content. With our Box KeySafe product, organizations can implement higher levels of data security and protection by keeping control of the encryption keys that protect their content. This advanced encryption feature is valuable to many organizations, including those in highly regulated industries such as financial services, health care, government and legal.

•

Administrative Controls. We give IT administrators powerful tools to define access rights by user, content type, device and business need. Administrators can set specific content policies such as expiration dates to auto-delete files or deactivate links to time-sensitive materials. They can also manage mobile and sync security settings, including specification of which devices have access to Box and whether certain features are enabled.

•

Tracking and Reporting for Visibility. All actions taken by paying business users and their external collaborators in Box are tracked and auditable by the customers’ authorized administrators through Box’s native administrative applications. The tracking and audit data are also accessible via our application programming interfaces (APIs) to administrators with the appropriate access rights.

•

Comprehensive Data Governance Strategy. Box serves as a secure, centralized system of record for retaining content for operational use while ensuring adherence to the laws and regulations concerning them, using data retention and Data Loss Prevention (DLP) capabilities. Our data security policies allow customers to apply quarantine or notification-only policies to sensitive confidential files, such as those containing predefined attributes, such as credit card or social security system numbers, and we provide robust integrations for leading eDiscovery and DLP systems. Our Box Governance product allows customers to control how long documents are to be retained in Box and the disposition of those documents when the retention period expires.

•

Automation and Workflow Management. We give IT administrators the power to automate workflows based on a set of rules determined by the end users. For example, documents can be routed to specific folders or flagged for user actions based on the content of the document. This allows customers to accelerate the flow of information through their organizations and increase the efficiency of their business processes.

•

Box Platform for Custom Application Development. We provide a content Platform-as-a-Service (cPaaS) product, known as Box Platform, to customers, independent software vendors (ISVs), and third-party developers that allows them to leverage our secure content management and collaboration functionality for their own custom business applications. Box Platform helps organizations accelerate their transformation into digital businesses by building applications faster, without having to invest in building their own content management infrastructure.

•

Easy Integration with Other Cloud-Based Applications. Our open platform allows for easy integration with other cloud-based and enterprise applications. We offer a number of off-the-shelf integrations with leading productivity and business applications from IBM, Microsoft, Salesforce.com, Google and others, as well as an open API for organizations to integrate Box with other packaged and home-grown applications, including solution applications our customers build for their customers.

•

Focus on Industry-Specific Offerings. In order to facilitate easier and faster time to market, we offer industry-specific solutions for those industries that have significant content and collaboration challenges. These offerings target specific business problems within those industries with a combination of Box, integration with industry-specific partner technologies, implementation expertise from Box Consulting and/or implementation partners, as well as templates for metadata and workflows that are applicable to those industries. For example, Box for Healthcare is a new offering that transforms how healthcare providers work. Tailored specifically for hospitals, this new solution streamlines referral management, enables users to view and share DICOM files (like X-rays, CT Scans and Ultrasounds), reduces the need for manual faxing and scanning, and unlocks data trapped in hospital-based enterprise systems. We are able to serve highly regulated industries with specific requirements relating to compliance with certain security and regulatory standards, such as FedRAMP, and those required by HIPAA, FINRA, and the HITECH Act.

•

Box Zones for In-Region Data Storage. Box Zones enables businesses around the globe to adopt Box as their modern content management platform, while letting them store their data locally in certain regions. This helps organizations to address region-specific compliance mandates associated with data residency and privacy.

Customers

Our user base includes over 52 million registered users. As of January 31, 2017, approximately 84% of our registered users are non-paying users who have independently registered for accounts and approximately 16% of our registered users are paying users who register as part of a larger enterprise or business account or by using a personal account.

We currently have over 71,000 paying organizations, and our solution is offered in 22 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services. Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT-sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; or (iv) organizations may purchase our Box Platform service to create custom business applications for their internal use and extended ecosystem of customers, suppliers and partners.

For the year ended January 31, 2017, 60% of the dollar value of orders for our subscription services were from customers with greater than 1,000 employees. No individual customer represented more than 10% of our revenues in the year ended January 31, 2017.

We have developed several programs designed to provide customers with service options to quickly get them up and running and enhance their usage of our cloud content management platform. These services include 24x7 support; a professional services ecosystem that consists of our Box Consulting team and system integrators that help customers implement simple use cases as well as more complex platform and content management oriented use cases; a Customer Success Management group to assist customers in production; and an online help center with self-service training materials, best practice guides and product documentation.

Information about segment and geographic revenue is set forth in Notes 2 and 13 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Sales and Marketing

We offer our solution to our customers as a subscription-based service, with subscription fees based on the requirements of our customers, including the number of users and functionality deployed. The majority of our customers subscribe to our services through one-year contracts, although we also offer our services for terms ranging between one month to three years or more. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. We generally recognize revenue ratably over the term of the subscription period.

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

Sales and marketing expenses were $253.0 million, $242.2 million and $207.7 million for the years ended January 31, 2017, 2016 and 2015, respectively.

Research and Development

Our ability to compete depends in large part on our continuous commitment to product development and our ability to rapidly introduce new applications, technologies, features and functionality. In simple conceptual form, we provide a product that allows organizations to securely manage, share and collaborate on files. In practice, we develop and maintain a set of sophisticated software services (e.g., search, share, secure, convert/view, log, etc.) around corporate content. These services, which comprise our platform, are used to develop our own applications (e.g., sync, web, native mobile) and also support the development of third-party applications.

Our product development organization is responsible for the specification, design, development and testing of our platform and applications. We focus our efforts on improving the usability, security, reliability, performance and flexibility of the services in our platform. We continually improve our applications so that they help users and teams become more productive in their day-to-day work.

Research and development expenses were $115.9 million, $102.5 million and $66.4 million for the years ended January 31, 2017, 2016 and 2015, respectively.

Competition

The cloud content management market is large, highly competitive and highly fragmented. It is subject to rapidly evolving technology, shifting customer needs and frequent introductions of new products and services. We face competition from a broad spectrum of technology providers: traditional cloud content management vendors who deploy on-premise and offer deep records management, business process workflow, and archival capabilities; newer mobile enterprise vendors who are beginning to enter the content collaboration market; vendors whose core competency is simple file sync and share, which can be deployed on-premise, hybrid, or via a SaaS delivery model; real-time collaboration vendors whose focus is on real-time voice, video and text communication in the enterprise; and social collaboration vendors who focus on the conversations that occur between teams are adding adjacent content capabilities onto an existing product, or serve a particular business or industry use case. Our current primary competitors include, but are not limited to, established content management vendors such as Microsoft, Google, Dropbox, and Open Text (including Documentum).

We may face future competition in our markets from other large, established companies, as well as from smaller specialized companies. In addition, we expect continued consolidation in our industry which could adversely alter the competitive dynamics of our markets including both pricing and our ability to compete successfully for customers.

The principal competitive factors in our market include:

•	enterprise-grade security and compliance;
•	ease of user experience;
•	scalable product and infrastructure for large deployments;
•	speed, availability, and reliability of the service;
•	low-cost, quick deployment;
•	depth of integration into enterprise applications, including office productivity, desktop and mobile tools;
•	current and forward-thinking product development;
•	agnostic to device, operating system, and file type;
•	metadata capabilities;
•	ability to store content in multiple geographic locations;
•	automation and workflow management;
•	extensible platform for custom application development;
•	customer-centric product development;
•	rich ecosystem of channel partners and applications;
•	superior customer service and commitment to customer success; and
•	strength of professional services organization.

We believe that we compete favorably on the basis of these factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, core technical innovation, platform and partner ecosystem, and customer support. In addition, many of our competitors, particularly the large software companies named above, may have greater name recognition, longer operating histories, significantly greater resources and established relationships with our partners and customers, which can give them advantageous positioning for their products despite other competitive merits of respective product features and functionality. Some competitors may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs.

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. As of January 31, 2017, we had 33 issued U.S. patents, 16 issued Great Britain patents, 2 Canadian patents and 1 Japanese patent that expire between 2027 and 2034, and we had 108 pending patent applications in the United States and 10 pending patent applications internationally. We intend to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

We require our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our applications are more essential to establishing and maintaining our technology leadership position.

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

Backlog

We generally sign annual and multiple-year subscription contracts for our cloud content management services. The frequency of our invoices to each customer is negotiated and varies among our subscription contracts. We increased our focus on annual payment frequencies for multi-year contracts in the twelve months ended January 31, 2017 compared to the twelve months ended January 31, 2016. As a result, for multi-year contracts, we frequently invoice an initial amount at contract signing followed by subsequent annual invoices. Until amounts are invoiced, they are typically not recorded in revenue, deferred revenue, billings or elsewhere in our consolidated financial statements. To the extent future invoicing is determined to be certain, we consider those future subscription invoices to be non-cancelable backlog. Future invoicing is determined to be certain when we have an executed non-cancelable contract and invoicing is not dependent on a future event such as the delivery of a specific product or feature, or the achievement of contractual contingencies. The amount of non-cancelable backlog was $258 million and $184 million as of January 31, 2017 and 2016, respectively.

We expect that the amount of backlog relative to the total value of our contracts will change from year to year due to several factors, including the percentage invoiced early in the contract term, the timing and duration of customer subscription agreements, varying price, volume, and invoicing cycles of subscription contracts, the timing of customer renewals, changes, and foreign currency fluctuations. Accordingly, we believe that fluctuations in backlog are not always a reliable indicator of future revenue and we do not utilize backlog as a key management metric internally.

Employees

As of January 31, 2017, we had 1,495 employees. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Corporate Information

Our principal executive offices are located at 900 Jefferson Ave., Redwood City, California 94063, and our telephone number is (877) 729-4269. Our website address is www.box.com, and our investor relations website is located at www.box.com/investors. The information on, or that can be accessed through, our website is not part of this report. We were incorporated in 2005 as Box.Net, Inc., a Washington corporation, and later reincorporated in 2008 under the same name as a Delaware corporation. In November 2011, we changed our name to Box, Inc. The Box design logo, “Box” and our other registered and common law trade names, trademarks and service marks are the property of Box, Inc. Other trademarks, service marks, or trade names appearing in this report are the property of their respective owners.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $151.8 million, $202.9 million and $168.2 million in our fiscal years ended January 31, 2017, 2016 and 2015, respectively. As of January 31, 2017, we had an accumulated deficit of $884.1 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

The market for cloud content management services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater name recognition, substantially longer operating histories, larger marketing budgets and significantly greater resources than we do. Our competitors include, but are not limited to, Microsoft, Google, Dropbox, and Open Text (including Documentum). With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures on our business. If we are unable to achieve our target pricing levels, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products or services. In addition, many of our competitors have established marketing relationships and major distribution agreements with channel partners, consultants, system integrators and resellers. Moreover, many software vendors could bundle products or offer them at lower prices as part of a broader product sale or enterprise license arrangement. Some competitors may offer products or services that address one or a number of business execution functions at lower prices or with greater depth than our services. As a result, our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards or customer requirements. Furthermore, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For any of these reasons, we may not be able to compete successfully against our current and future competitors.

If the cloud content management market declines or develops more slowly than we expect, our business could be adversely affected.

The cloud content management market is not as mature as the on-premise enterprise software market, and it is uncertain whether a cloud-based service like ours will achieve and sustain high levels of customer demand and market acceptance. Because we derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of our cloud content management and collaboration solution, our success will depend to a substantial extent on the widespread adoption of cloud computing in general and of cloud-based content collaboration services in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional enterprise software into their organizations and, therefore, may be reluctant or unwilling to migrate to a cloud-based model for storing, accessing, sharing and managing their content. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the cloud computing market or the entry of competitive services. The expansion of the cloud content management and collaboration market depends on a number of factors, including the cost, performance and perceived value associated with cloud computing, as well as the ability of companies that provide cloud-based services to address security and privacy concerns. If we or other providers of cloud-based services experience security incidents, loss of customer data, disruptions in delivery, network outages, disruptions in the availability of the internet or other problems, the market for cloud-based services as a whole, including our services, may be negatively affected. If cloud-based services do not achieve widespread adoption, or there is a reduction in demand for cloud-based services caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenue, harm our growth rates, and adversely affect our business and operating results.

We have experienced rapid growth. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced a period of rapid growth in our operations, employee headcount, and the size of our customer base. You should not consider our recent growth as indicative of our future performance. However, we anticipate that we will continue to expand our operations and employee headcount in the near term, including internationally. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. Failure to effectively manage growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business performance and operating results.

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

Our retention rate may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our services, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, the effects of global economic conditions or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, purchase fewer seats, renew on less favorable terms or fail to purchase new product offerings, our revenue may decline, and we may not realize improved operating results from our customer base.

In addition, the growth of our business depends in part on our customers expanding their use of our services. The use of our cloud content platform often expands within an organization as new users are added or as additional services are purchased by or for other departments within an organization. Further, as we have introduced new services throughout our operating history, our existing customers have constituted a significant portion of the users of such services. If we are unable to encourage our customers to broaden their use of our services, our operating results may be adversely affected.

If we are not able to provide successful enhancements, new features and modifications to our services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or offer new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we have introduced Box Platform, which allows our customers to leverage Box’s powerful content services within their own custom applications, Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box, Box Zones, which gives global customers the ability to store their data locally in certain regions, Box Accelerator, which improves upload speeds for our global customers, and Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information. The success of enhancements, new features or services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, features or services. Failure in this regard may significantly impair our revenue growth. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Actual or perceived security vulnerabilities in our services or any breaches of our security controls and unauthorized access to a customer’s data could harm our business and operating results.

The services we offer involve the storage of large amounts of our customers’ sensitive and proprietary information across a broad industry spectrum. Cyber attacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based content collaboration services have been targeted in the past. These increasing threats are being driven by a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime and hacking groups and individuals. As we increase our customer base and our brand becomes more widely known and recognized, and as our service is used in more heavily regulated industries such as healthcare, government, life sciences, and financial services where there may be a greater concentration of sensitive and protected data, we may become more of a target for these malicious third parties.

If our security measures are or are believed to be inadequate or breached as a result of third-party action, employee negligence, error or malfeasance, product defects or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity or availability of our customers’ data, we could incur significant liability to our customers and to individuals or organizations whose information is being stored by our customers, and our business may suffer and our reputation may be damaged. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, change frequently and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures. In addition, our customer contracts often include (i) specific obligations that we maintain the availability of the customer’s data through our service and that we secure customer content against unauthorized access or loss, and (ii) provisions whereby we indemnify our customers for third-party claims asserted against them that result from our failure to maintain the availability of their content or securing the same from unauthorized access or loss. While our customer contracts contain limitations on our liability in connection with these obligations and indemnities, if an actual or perceived security breach occurs, the market perception of the effectiveness of our security measures could be harmed, we could be subject to indemnity or damage claims in certain customer contracts, and we could lose future sales and customers, any of which could harm our business and operating results. Furthermore, while our errors and omissions insurance policies include liability coverage for these matters, if we experienced a widespread security breach that impacted a significant number of our customers to whom we owe these indemnity obligations, we could be subject to indemnity claims that exceed such coverage.

Our sales to government entities are subject to a number of additional challenges and risks.

We sell to U.S. federal and state and foreign governmental agency customers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of additional challenges and risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements may change, or we may lose one or more government certifications, and in doing so restrict our ability to sell into the government sector until we have attained revised certifications. Government demand and payment for our products and services are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may also have statutory, contractual or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future operating results.

As a substantial portion of our sales efforts are increasingly targeted at enterprise customers, our sales cycle may become increasingly lengthier and more expensive, we may encounter greater pricing pressure and implementation and customization challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could harm our business and operating results.

As a substantial portion of our sales efforts are increasingly targeted at enterprise customers, we face greater costs, longer sales cycles and less predictability in the completion of some of our sales. In this market segment, the customer’s decision to use our services may be an enterprise-wide decision, in which case these types of sales require us to provide greater levels of customer education regarding the uses and benefits of our services, as well as education regarding security, privacy, and data protection laws and regulations, especially for those customers in more heavily regulated industries or those with significant international operations. In addition, larger enterprises may demand more customization, integration and support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to these customers, which could increase our costs, lengthen our sales cycle and divert our own sales and professional services resources to a smaller number of larger customers. Meanwhile, this would potentially require us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met. Professional services may also be performed by a third party or a combination of our own staff and a third party. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality or interoperability of our services with their own IT environment, we could incur additional costs to address the situation, which could adversely affect our margins. Moreover, any customer dissatisfaction with our services could damage our ability to encourage broader adoption of our services by that customer. In addition, any negative publicity resulting from such situations, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our services and harm our business.

Users can use our services to store identifying information or information that otherwise is considered personal information. Federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and other individuals. Foreign data protection, privacy, consumer protection and other laws and regulations, particularly in Europe, are often more restrictive than those in the United States. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to our business or the businesses of our customers may limit the use and adoption of our services and reduce overall demand for them.

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission has enacted a general data protection regulation that becomes effective in May 2018 and will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. Additionally, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. Although U.S. and EU authorities reached a political agreement on February 2, 2016, regarding a new means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, it is facing mounting legal challenges. It is unclear what effect these challenges to the EU-U.S. Privacy Shield will have and whether it will continue to function as an appropriate means for us to legitimize personal data transfers from the EEA to the U.S. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. In addition, some countries are considering legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

These existing and proposed laws and regulations can be costly to comply with, can delay or impede the development or adoption of our products and services, reduce the overall demand for our products and services, increase our operating costs, require significant management time and attention, slow the pace at which we close (or prevent us from closing) sales transactions. Additionally, any actual or alleged noncompliance with these laws and regulations could result in negative publicity and subject us to investigations, claims or other remedies, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties and other damages.

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

We offer our services across a variety of operating systems and through the internet. We are dependent on the interoperability of our platform with third-party mobile devices, tablets, desktop and mobile operating systems, as well as web browsers that we do not control. Any changes in such systems, devices or web browsers that degrade the functionality of our services or give preferential treatment to competitive services could adversely affect usage of our services. In order for us to deliver high quality services, it is important that these services work well with a range of operating systems, networks, devices, web browsers and standards that we do not control. In addition, because a substantial number of our users access our services through mobile devices, we are particularly dependent on the interoperability of our services with mobile devices and operating systems. We may not be successful in developing relationships with key participants in the mobile industry or in developing services that operate effectively with these operating systems, networks, devices, web browsers and standards. In the event that it is difficult for our users to access and use our services, our user growth may be harmed, and our business and operating results could be adversely affected.

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

Our quarterly operating results, including the levels of our revenue, billings, gross margin, profitability, cash flow, and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	our ability to attract new customers;
•	our ability to convert users of our limited free versions to paying customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	our retention rate;
•	the timing of revenue recognition;
•	the impact on billings of shifting our focus to annual (rather than multi-year) payment frequencies from our customers;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network or service outages, internet disruptions or security breaches;
•	general economic, industry and market conditions;
•	increases or decreases in the number of features in our services or pricing changes upon any renewals of customer agreements;
•	changes in our go to market strategies and/or pricing policies and/or those of our competitors;
•	seasonal variations in our billings results and sales of our services, which have historically been highest in the fourth quarter of our fiscal year;
•

the timing and success of new services and service introductions by us and our competitors or any other change in the competitive dynamics of our industry, including consolidation or new entrants among competitors, customers or strategic partners;

•	the success of our strategic partnerships, including the performance of our resellers, and
•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

One of our marketing strategies is to offer a limited free version of our service, and we may not be able to realize the benefits of this strategy.

We offer a limited version of our service to users free of charge in order to promote additional usage, brand and product awareness, and adoption. Some users never convert from a free version to a paid version of our service. Our marketing strategy also depends in part on persuading users who use the free version of our service to convince decision-makers to purchase and deploy our service within their organizations. To the extent that these users do not become, or lead others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our business and revenue may be harmed.

If we fail to effectively manage our technical operations infrastructure, our customers may experience service outages and delays in the further deployment of our services, which may adversely affect our business.

We have experienced significant growth in the number of users and the amount of data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provisioning of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our services. However, the provision of new hosting infrastructure requires significant lead-time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, changes to our core services architecture, changes to our infrastructure necessitated by legal and compliance requirements governing the storage and transmission of data, human or software errors, viruses, security attacks, fraud, spikes in customer usage, primary and redundant hardware or connectivity failures, dependent data center and other service provider failures and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time, which may harm our reputation and operating results. Furthermore, if we do not accurately predict our infrastructure requirements, our customers may experience service outages that may subject us to financial penalties, other liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our business.

Interruptions or delays in service from our third-party datacenter hosting facilities and cloud computing and hosting providers could impair the delivery of our services and harm our business.

We currently store and process our customers’ information within three third-party datacenter hosting facilities located in Northern California and in third-party cloud computing and hosting facilities inside and outside of the United States. As part of our current disaster recovery arrangements, our production environment and metadata related to our customers’ data is currently replicated in near real time in a facility located in Las Vegas, Nevada. In addition, all of our customers’ data is typically replicated on a third-party storage platform located in the U.S. Northwest region. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Any damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service or cause us to not comply with certification requirements. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. As we continue to add datacenters, increase our dependence on third-party cloud computing and hosting providers, and add capacity in our existing datacenters, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, as we continue to grow and scale our business to meet the needs of our customers, additional burdens may be placed on our hosting and computing facilities. In particular, a rapid expansion of our business could cause our network or systems to fail.

If we overestimate or underestimate our data center capacity requirements, our operating results could be adversely affected.

Only a small percentage of our customers that are organizations currently use our service as a way to organize all of their internal files. In particular, larger organizations and enterprises typically use our service to connect people and their most important information so that they are able to get work done more efficiently. However, over time, we may experience an increase in customers that look to Box as their complete content storage solution. The costs associated with leasing and maintaining our data centers already constitute a significant portion of our capital and operating expenses. We continuously evaluate our short- and long-term data center capacity requirements to ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs. If we overestimate the demand for our cloud content management service and therefore secure excess data center capacity, or if we are unable to meet our contractual minimum commitments, our operating margins could be reduced. If we underestimate our data center capacity requirements, we may not be able to service the expanding needs of new and existing customers and may be required to limit new customer acquisition, which would impair our revenue growth. Furthermore, regardless of our ability to appropriately manage our data center capacity requirements, an increase in the number of organizations, in particular large businesses and enterprises, that use our service as a larger component of their content storage requirements, could result in lower gross and operating margins or otherwise have an adverse impact on our financial condition and operating results.

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

Our growth strategy also depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Many of our employees may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area, where our headquarters are located. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Changes to U.S. immigration and work authorization laws and regulations can be significantly affected by political forces and levels of economic activity. Our international expansion and our business in general may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed.

If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends on our not infringing upon the valid intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing entities, and individuals, may own or claim to own intellectual property relating to our industry. For example, in 2016 we settled a lawsuit brought against us by Open Text S.A. that had gone to trial and was pending appeal.

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

Our success and ability to compete depend in part on our intellectual property. As of January 31, 2017, we had 33 issued patents in the United States, 16 issued patents in Great Britain, two issued patents in Canada, and one issued patent in Japan, as well as 108 pending patent applications in the United States and 10 pending patent applications internationally. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We may also have to expend significant resources to obtain additional patents as we expand our international operations.

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

We rely on third parties for certain essential financial and operational services. Traditionally, the vast majority of these services have been provided by large enterprise software vendors who license their software to customers. However, we receive many of these services on a subscription basis from various software-as-a-service companies that are smaller and have shorter operating histories than traditional software vendors. Moreover, these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. We depend upon these vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes, and any failure by these vendors to do so, or any disruptions in networks or the availability of the internet, would adversely affect our ability to operate and manage our operations.

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

Changes in tariffs, sanctions, and export/import laws may delay the introduction and sale of our services in international markets, prevent our customers with international operations from deploying our services or, in some cases, prevent the export or import of our services to certain countries, governments, persons or entities altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our services, or in our decreased ability to export or sell our services to existing or potential customers with international operations. Any decrease in the use of our services or limitation on our ability to export or sell our services would likely adversely affect our business, financial condition and operating results.

We focus on product innovation and user engagement rather than short-term operating results.

We focus heavily on developing and launching new and innovative products and features, as well as on improving the user experience for our services. We also focus on growing the number of users and paying organizations through inside sales, outbound sales, field sales, channel sales and through word-of-mouth by individual users, some of whom use our services at no cost. We prioritize innovation and the experience for users on our platform, as well as the growth of our user base, over short-term operating results. We frequently make product and service decisions that may reduce our short-term operating results if we believe that the decisions are consistent with our goals to improve the user experience and to develop innovative features that we feel our users desire. These decisions may not be consistent with the short-term expectations of investors and may not produce the long-term benefits that we expect.

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

Our core services and our expanded offerings such as Box KeySafe, Box Governance and Box Platform are becoming increasingly mission-critical to our customers’ internal and external business operations, as well as their ability to comply with legal requirements, regulations, and standards such as FINRA, HIPAA, and FedRAMP. These services and offerings are inherently complex and may contain material defects or errors. Any defects either in functionality or that cause interruptions in the availability of our services, as well as user error, could result in:

•	loss or delayed market acceptance and sales;
•	breach of contract or warranty claims;
•	issuance of sales credits or refunds for prepaid amounts related to unused subscription services;
•	loss of customers;
•	diversion of development and customer service resources; and
•	harm to our reputation.

The costs incurred in correcting any material defects or errors might be substantial and could adversely affect our operating results.

Because of the large amount of data that we collect and manage, it is possible that hardware failures, errors in our systems, user errors, or internet outages could result in data loss or corruption that our customers regard as significant. Furthermore, the availability or performance of our services could be adversely affected by a number of factors, including customers’ inability to access the internet, the failure of our network or software systems, security breaches or variability in customer traffic for our services. We may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from some of these events. In addition to potential liability, if we experience interruptions in the availability of our services, our reputation could be adversely affected, which could result in the loss of customers. For example, our customers access our services through their internet service providers. If a service provider fails to provide sufficient capacity to support our services or otherwise experiences service outages, such failure could interrupt our customers’ access to our services, adversely affect their perception of our services’ reliability and consequently reduce our revenue.

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

•	laws and business practices favoring local competitors;
•	changes in the geopolitical environment and the related impact on the perception of doing business with US based companies;
•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
•	increased financial accounting and reporting burdens and complexities;
•	restrictions on the transfer of funds;
•	adverse tax consequences; and
•	unstable regional, economic, social and political conditions.

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We currently manage our exchange rate risk by matching foreign currency assets with payables and by maintaining minimal non-USD cash reserves, but we do not have any other hedging programs in place to limit the risk of exchange rate fluctuation. In the future, however, to the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. We cannot be certain such practice will ultimately be available and/or effective at mitigating all foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, our deployed hedging strategies are not effective, or there are no hedging strategies available for certain exposures which are prudent given the risks associated and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be adversely affected in the future.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, such as alliance partners, distributors, system integrators and developers. For example, we have entered into agreements with partners such as AT&T, IBM, Microsoft and Google to market, resell, integrate with or endorse our services. Identifying partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources. Also, we depend on our ecosystem of system integrators, partners and developers to create applications that will integrate with our platform or permit us to integrate with their product offerings. Our competitors may be effective in providing incentives to third parties to favor their products or services, or to prevent or reduce subscriptions to our services. In some cases, we also compete directly with our partners’ product offerings, and if these partners stop reselling or endorsing our services or impede our ability to integrate our services with their products, our business and operating results could be adversely affected. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of current and potential customers, as our partners may no longer facilitate the adoption of our services by potential customers.

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

We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue to hire additional employees as we expand our business. If we do not continue to develop our company culture or maintain our core values as we grow and evolve both in the United States and internationally, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth.

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

Our business depends on the overall demand for cloud content management and collaboration and on the economic health of our current and prospective customers. The United States and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell our services. Uncertainty about economic conditions in the United States, Europe and other key markets for our services could cause customers to delay or reduce their information technology spending. This could result in reductions in sales of our services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that cloud content management and collaboration spending levels will increase following any recovery.

Changes in laws and regulations related to the internet or changes in the internet infrastructure itself, or disruption in access to the internet or critical services on which the internet depends, may diminish the demand for our services, and could have a negative impact on our business.

The future success of our business depends upon the continued use and availability of the internet as a primary medium for commerce, communication and business services. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. The adoption of any laws or regulations that could adversely affect the growth, popularity or use of the internet, including laws or practices limiting internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business, adversely affect our operating results, and require us to modify our services in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, or result in reductions in the demand for internet-based services such as ours.

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

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. In addition to our own sales force, we also leverage third parties to sell our products and services and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedure to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of January 31, 2017, we had U.S. federal net operating loss carryforwards of approximately $518.0 million, state net operating loss carryforwards of approximately $498.6 million, and foreign net operating loss carryforwards of approximately $164.8 million. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have in the past experienced an ownership change which has impacted our ability to fully realize the benefit of these net operating loss carryforwards. If we experience additional ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, and such laws and rates vary by jurisdiction. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Significant judgment is required in determining our worldwide provision for income taxes. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, there could be a material effect on our tax provision, net loss or cash flows in the period or periods for which that determination is made. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles (GAAP) in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP and becomes effective for us beginning the first quarter of fiscal 2019. We are still evaluating the total impact of the new revenue standard. In addition, were we to change our critical accounting estimates, including the timing of recognition of subscription revenue and other revenue sources, our results of operations could be significantly impacted.  These or other changes in accounting principles could adversely affect our financial results.  Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of January 31, 2017, including our executive officers, employees and directors and their affiliates, collectively held approximately 90.2% of the voting power of our outstanding capital stock as of such date. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from February 1, 2016 through January 31, 2017, the closing price of our Class A common stock ranged from $9.12 per share to $17.40 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

We also lease offices in San Francisco, California; Austin, Texas; New York, New York; Amsterdam, Netherlands; London, England; Paris, France; Stockholm, Sweden; and Tokyo, Japan. We intend to procure additional space as we add employees in our current locations and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of January 31, 2017.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Class A common stock began trading on the New York Stock Exchange under the symbol “BOX” on January 23, 2015. Prior to that date, there was no public trading market for shares of our Class A common stock. The following table sets forth the high and low sales price per share of our Class A common stock as reported on the New York Stock Exchange for the period indicated:

	High	Low
Year Ended January 31, 2017
Fourth Quarter	$17.40	$13.70
Third Quarter	$16.34	$11.80
Second Quarter	$12.91	$10.02
First Quarter	$13.37	$9.12
Year Ended January 31, 2016
Fourth Quarter	$14.38	$9.40
Third Quarter	$15.53	$11.09
Second Quarter	$19.35	$16.29
First Quarter	$20.99	$16.66

Holders of Record

As of February 28, 2017, there were 248 holders of record of our Class A common stock and 229 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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

Unregistered Sales of Equity Securities

From February 1, 2016 to January 31, 2017, we issued an aggregate of 81,566 shares of our Class A common stock in connection with agreements to license technology and hire employees from certain target companies or as consideration for services rendered from prior service providers.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the book-entry security entitlements issued in these transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The sales of these securities were made without any general solicitation or advertising.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the NASDAQ Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on January 23, 2015, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through January 31, 2017. The returns shown are based on historical results and are not intended to suggest future performance.

	Base
	Period
Company/Index	01/23/2015	01/31/2015	04/30/2015	07/31/2015	10/31/2015	01/31/2016	04/30/2016	07/31/2016	10/31/2016	01/31/2017
Box, Inc.	$100	$81	$74	$70	$54	$46	$56	$50	$62	$73
S&P 500 Index	100	97	102	104	103	97	101	106	104	111
NASDAQ Computer Index	100	96	102	103	107	101	100	111	117	124

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

	Year Ended January 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$398,605	$302,704	$216,440	$124,192	$58,797
Cost of revenue(1)(2)	112,130	87,100	47,273	25,974	14,280
Gross profit	286,475	215,604	169,167	98,218	44,517
Operating expenses:
Research and development(2)	115,928	102,500	66,402	45,967	28,996
Sales and marketing(2)	253,020	242,184	207,749	171,188	99,221
General and administrative(1)(2)	68,182	71,923	61,672	39,843	25,429
Total operating expenses	437,130	416,607	335,823	256,998	153,646
Loss from operations	(150,655)	(201,003)	(166,656)	(158,780)	(109,129)
Remeasurement of redeemable convertible preferred stock warrant liability	—	—	126	(8,477)	(1,727)
Interest expense, net	(896)	(1,157)	(2,009)	(3,705)	(1,764)
Other income (expense), net	678	(98)	(257)	(26)	116
Loss before provision (benefit) for income taxes	(150,873)	(202,258)	(168,796)	(170,988)	(112,504)
Provision (benefit) for income taxes	914	690	(569)	(2,431)	59
Net loss	(151,787)	(202,948)	(168,227)	(168,557)	(112,563)
Accretion of redeemable convertible preferred stock	—	—	(11,503)	(341)	(226)
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	—	—	(2,262)	—	—
Net loss attributable to common stockholders	$(151,787)	$(202,948)	$(181,992)	$(168,898)	$(112,789)
Net loss per share attributable to common stockholders, basic and diluted	$(1.19)	$(1.67)	$(11.48)	$(14.89)	$(14.68)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted(3)	127,469	121,240	15,854	11,341	7,684

(1)	Includes intangible assets amortization as follows:

	Year Ended January 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenue	$3,197	$5,443	$3,455	$1,813	$—
General and administrative	155	154	169	174	176
Total intangible assets amortization	$3,352	$5,597	$3,624	$1,987	$176

(2)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenue	$7,882	$4,664	$1,492	$450	$1,087
Research and development	30,796	24,696	11,767	3,154	1,211
Sales and marketing	26,142	19,530	11,616	5,017	1,893
General and administrative	13,552	10,614	7,054	3,128	3,345
Total stock-based compensation	$78,372	$59,504	$31,929	$11,749	$7,536

(3)

Upon the closing of Box’s initial public offering on January 28, 2015, 88.1 million shares of Box’s redeemable convertible preferred stock were converted and reclassified to Box’s common stock. In addition, 85,354 shares of Box’s common stock were issued upon the net exercise of a warrant to purchase shares of Box’s redeemable convertible preferred stock.

	January 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$177,391	$185,741	$330,436	$108,851	$127,625
Working capital	24,160	69,528	240,176	44,289	104,799
Total assets	493,674	497,488	492,666	235,429	195,792
Deferred revenue, current and non-current	241,984	186,413	120,057	90,072	40,099
Debt, current and non-current	40,000	40,000	40,000	34,000	31,028
Redeemable convertible preferred stock warrant liability, current and non-current	—	—	—	1,346	2,869
Redeemable convertible preferred stock	—	—	—	393,217	281,899
Total stockholders’ equity (deficit)	74,732	137,901	268,129	(335,512)	(183,656)

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

Overview

Box provides a leading cloud content management platform that enables organizations of all sizes to securely manage cloud content while allowing easy, secure access and sharing of this content from anywhere, on any device. With our Software-as-a-Service (SaaS) cloud-based platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with internal policies and industry regulations. Our platform enables a broad set of business use cases across an enterprise, across multiple file formats and media types, and user experiences. Our platform integrates with leading enterprise business applications, and is compatible with multiple application environments, operating systems and devices, ensuring that workers have access to their critical business content whenever and wherever they need it.

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

We offer our solution to our customers as a subscription-based service, with subscription fees based on the requirements of our customers, including the number of users and functionality deployed. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging from one month to three years or more. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. We recognize subscription revenue ratably over the term of the subscription period.

Our objective is to build an enduring business that creates sustainable revenue and earnings growth over the long term. To best achieve this objective, we focus on growing the number of users and paying organizations through direct field sales, direct inside sales, indirect channel sales and through word-of-mouth by individual users, some of whom use our services at no cost. Individual users and organizations can also simply sign up to use our solution on our website. We believe this approach not only helps us build a critical mass of users but also has a viral effect within organizations as more of their employees use our service and encourage their IT professionals to deploy our services to a broader user base.

We have achieved significant growth in a short period of time. Our user base includes over 52 million registered users. We define a registered user as a Box account that has been provisioned to a unique user ID. As of January 31, 2017, over 16% of our registered users were paying users who register as part of a larger enterprise or business account or by using a personal account. As of January 31, 2017, we had over 71,000 paying organizations, and our solution was offered in 22 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT- sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; or (iv) organizations may purchase our Box Platform service to create custom business applications for their internal use and extended ecosystem of customers, suppliers and partners.

We intend to continue scaling our organization to meet the increasingly complex needs of our customers. Our sales and customer success teams are organized to efficiently serve organizations ranging from small businesses to the world’s largest global organizations. We have invested, and expect to continue to invest heavily, in our sales and marketing teams to sell our services around the world, as well as in our development efforts to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in both our infrastructure to meet the needs of our growing user base and our professional services organization (Box Consulting) to address the strategic needs of our customers in more complex deployments and to drive broader adoption across a wide array of use cases. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future.

For the years ended January 31, 2017, 2016 and 2015, our revenue was $398.6 million, $302.7 million, and $216.4 million, respectively, representing year-over-year growth of 32% and 40%, respectively, and our net losses were $151.8 million, $202.9 million, and $168.2 million, respectively. For the years ended January 31, 2017, 2016 and 2015, revenue from non-U.S. customers represented 18%, 18%, and 21% of our revenue, respectively. We expect our revenue from non-U.S. customers to increase at a higher rate than our revenue from U.S. customers over time. Box is headquartered in Redwood City, California and operates offices in California, New York, Texas, Amsterdam, London, Paris, Stockholm and Tokyo.

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

Key Business Metrics

We use these key metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that these key metrics provide meaningful supplemental information regarding our performance. We believe that both management and investors benefit from referring to these key metrics in assessing our performance and when planning, forecasting, and analyzing future periods. These key metrics also facilitate management’s internal comparisons to our historical performance as well as comparisons to our competitors’ operating results. We believe these key metrics are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business.

	Year Ended January 31,
	2017	2016	2015
Billings (in thousands)	$454,176	$369,060	$246,425
Billings growth rate	23%	50%	41%
Free cash flow (in thousands)	$(24,849)	$(116,296)	$(123,650)
Retention rate (period end)	115%	117%	126%

Billings

Billings represent our revenue plus the change in deferred revenue in the period. Billings we record in any particular period primarily reflect sales to new customers plus subscription renewals and expansion within existing customers, and represent amounts invoiced for all of our products and professional services. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. If the customer elects to pay the full subscription amount at the beginning of the period, the total subscription amount for the entire term will be reflected in billings. If the customer elects to be invoiced annually or more frequently, only the amount billed for such period will be included in billings.

Billings help investors better understand our sales activity for a particular period, which is not necessarily reflected in our revenue given that we recognize subscription revenue ratably over the subscription term. We consider billings a significant performance measure and after adjusting for any shifts in relative payment frequencies, a leading indicator of future revenue. We monitor billings to manage our business, make planning decisions, evaluate our performance and allocate resources. We believe that billings offer valuable supplemental information regarding the performance of our business and will help investors better understand the sales volumes and performance of our business. Although we consider billings to be a significant performance measure, we do not consider it to be a non-GAAP financial measure given that it is calculated using exclusively revenue and deferred revenue, both of which are financial measures calculated in accordance with GAAP.

Billings increased 23% in the year ended January 31, 2017 over the year ended January 31, 2016. The increase in billings was primarily driven by the addition of new customers with larger initial deployments, expansion of the number of users within existing customers, and an enhanced developer access fee from one of our resellers. Our year-over-year billings growth rate was adversely impacted by increased focus on annual payment frequency. To provide investors with additional information regarding our financial results, we have disclosed in the table above and within this report billings, a key financial metric.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below:

	Year Ended January 31,
	2017	2016	2015
	(in thousands)
GAAP revenue	$398,605	$302,704	$216,440
Deferred revenue, end of period	241,984	186,413	120,057
Less: deferred revenue, beginning of period	(186,413)	(120,057)	(90,072)
Billings	$454,176	$369,060	$246,425

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

Free cash flow increased $91.4 million in the year ended January 31, 2017 as compared to the year ended January 31, 2016. The increase in free cash flow was primarily driven by a decrease in cash used in operations of $65.1 million and a decrease in capital expenditures of $58.0 million, partially offset by an increase in capital lease obligation payments of $6.6 million. Free cash flow for the fiscal year ended January 31, 2016 included a $25.0 million adjustment for the restricted cash used to guarantee a letter of credit for our Redwood City headquarters. The primary factors affecting the decrease in cash flow from operations included the improvement of net loss by $51.2 million and non-cash charges of $20.1 million, partially offset by changes in our operating assets and liabilities of $6.2 million. The decrease in capital expenditures was primarily due to the completion of our Redwood City headquarters and reduced expenditures for data center assets as we acquired more data center assets through capital leases in the fiscal year ended January 31, 2017. Our tighter working capital management and the completion of our Redwood City headquarters have been the primary drivers behind significant improvements in free cash flow.

Retention Rate

We calculate our retention rate as of a period end by starting with the annual contract value (ACV) from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period ACV) and a subscription term of at least 12 months. We then calculate ACV from these same customers as of the current period end (Current Period ACV). Finally, we divide the aggregate Current Period ACV for the trailing 12 month period by the aggregate Prior Period ACV for the trailing 12 month period to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the fiscal year ended January 31, 2017. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 115%, 117% and 126% as of January 31, 2017, 2016 and 2015, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% for enterprise customers of the Prior Period ACV for the year ended January 31, 2017, a decrease from the year ended January 31, 2016. Our retention rates consistently exceeded 100% and were primarily attributable to an increase in user expansion, from both enterprise and small and medium business customers. We believe our investments in product, Customer Success, and Box Consulting are driving our strong customer retention results. As we penetrate customer accounts, we expect our rate of growth in expansion to trend down over time but our retention rate to remain above 100% for the foreseeable future.

Components of Results of Operations

Revenue

We derive our revenue primarily from three sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing our cloud content management platform and other subscription-based services, which all include routine customer support; (2) revenue from customers purchasing our premier support package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

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

Cost of Revenue

Our cost of revenue consists primarily of costs related to providing our cloud-based services to our paying customers, including employee compensation and related expenses for datacenter operations, customer support and professional services personnel, payments to outside infrastructure service providers, depreciation of servers and related equipment, security services and other tools, as well as amortization of acquired technology. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below. We expect our cost of revenue to increase in dollars and may increase as a percentage of revenue as we continue to invest in our datacenter operations and customer support to support the growth of our business, our customer base, as well as our international expansion.

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

General and Administrative. General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, recruiting, information systems and fees for external professional services and cloud content enterprise systems as well as allocated overhead. External professional services fees are primarily comprised of outside legal, litigation, accounting, temporary services, audit and outsourcing services. We expect our general and administrative expense to increase in dollars but to decrease as a percentage of revenue over time as we incur additional costs related to operating as a publicly-traded company including systems, audit, legal, regulatory and other related fees.

Remeasurement of Redeemable Convertible Preferred Stock Warrant Liability

The remeasurement of redeemable convertible preferred stock warrant liability includes charges from the change in fair value of our redeemable convertible preferred stock warrant liability as of each period end. These redeemable convertible preferred stock warrants remained outstanding until the exercise of the warrants or the completion of our initial public offering, at which time the warrant liability was remeasured to fair value and reclassified to additional paid-in capital. As of January 31, 2017 and 2016, there were no longer any redeemable convertible preferred stock warrants outstanding.

Interest Expense, Net

Interest expense, net consists of interest expense and interest income. Interest expense consists of interest charges for our line of credit, fees on our letter of credit, and the amortization of capitalized debt issuance costs. Interest income consists of interest earned on our cash, cash equivalents, marketable securities, and restricted cash. We have historically invested our cash in overnight deposits and short term, investment-grade corporate debt, and asset backed securities. As of January 31, 2017, we had no marketable securities in our investment portfolio.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains and losses from foreign currency transactions and other income (expense).

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States and, for the year ended January 31, 2015, was offset by the tax benefit recognized from the release of our valuation allowance in connection with certain acquisitions. As of January 31, 2017, we had federal and state net operating loss carryforwards (NOLs) of $518.0 million and $498.6 million, which expire at various dates beginning in 2025 and 2028, respectively. We also had foreign net operating loss carryforwards of approximately $164.8 million, which do not expire. Federal and state tax laws impose limitations on the utilization of NOLs in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. In the past, we have experienced an ownership change which has impacted our ability to fully realize the benefit of these NOLs. If we experience additional ownership changes, our ability to utilize our NOLs may be further limited.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended January 31,
	2017	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$398,605	$302,704	$216,440
Cost of revenue(1)(2)	112,130	87,100	47,273
Gross profit	286,475	215,604	169,167
Operating expenses:
Research and development(2)	115,928	102,500	66,402
Sales and marketing(2)	253,020	242,184	207,749
General and administrative(1)(2)	68,182	71,923	61,672
Total operating expenses	437,130	416,607	335,823
Loss from operations	(150,655)	(201,003)	(166,656)
Remeasurement of redeemable convertible preferred stock warrant liability	—	—	126
Interest expense, net	(896)	(1,157)	(2,009)
Other income (expense), net	678	(98)	(257)
Loss before provision (benefit) for income taxes	(150,873)	(202,258)	(168,796)
Provision (benefit) for income taxes	914	690	(569)
Net loss	$(151,787)	$(202,948)	$(168,227)

(1) Includes intangible assets amortization as follows:
	Year Ended January 31,
	2017	2016	2015
	(in thousands)
Cost of revenue	$3,197	$5,443	$3,455
General and administrative	155	154	169
Total intangible assets amortization	$3,352	$5,597	$3,624

(2) Includes stock-based compensation expense as follows:
	Year Ended January 31,
	2017	2016	2015
	(in thousands)
Cost of revenue	$7,882	$4,664	$1,492
Research and development	30,796	24,696	11,767
Sales and marketing	26,142	19,530	11,616
General and administrative	13,552	10,614	7,054
Total stock-based compensation	$78,372	$59,504	$31,929

	Year Ended January 31,
	2017	2016	2015
Percentage of Revenue:
Revenue	100%	100%	100%
Cost of revenue(1)(2)	28	29	22
Gross profit	72	71	78
Operating expenses:
Research and development(2)	29	34	31
Sales and marketing(2)	64	80	96
General and administrative(1)(2)	17	24	28
Total operating expenses	110	138	155
Loss from operations	(38)	(67)	(77)
Remeasurement of redeemable convertible preferred stock warrant liability	—	—	—
Interest expense, net	—	—	(1)
Other income (expense), net	—	—	—
Loss before provision (benefit) for income taxes	(38)	(67)	(78)
Provision (benefit) for income taxes	—	—	—
Net loss	(38)%	(67)%	(78)%

(1) Includes intangible assets amortization as follows:
	Year Ended January 31,
	2017	2016	2015

Cost of revenue	1%	2%	2%
General and administrative	—	—	—
Total intangible assets amortization	1%	2%	2%

(2) Includes stock-based compensation expense as follows:
	Year Ended January 31,
	2017	2016	2015

Cost of revenue	2%	2%	1%
Research and development	8	8	5
Sales and marketing	7	6	5
General and administrative	3	4	3
Total stock-based compensation	20%	20%	14%

Comparison of the Years Ended January 31, 2017 and 2016

Revenue

	Year Ended January 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue	$398,605	$302,704	$95,901	32%

Revenue was $398.6 million for the year ended January 31, 2017, compared to $302.7 million for the year ended January 31, 2016, representing an increase of $95.9 million, or 32%. The increase in revenue was substantially driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by 25% from January 31, 2016 to January 31, 2017. Also in this period, we experienced increased renewals from and expansion within existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 115% as of January 31, 2017.

Cost of Revenue

	Year Ended January 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$112,130	$87,100	$25,030	29%
Percentage of revenue	28%	29%

Cost of revenue was $112.1 million, or 28% of revenue, for the year ended January 31, 2017, compared to $87.1 million, or 29% of revenue, for the year ended January 31, 2016, representing an increase of $25.0 million, or 29%. The increase in absolute dollars was primarily due to an increase of $4.7 million in stock-based compensation expense primarily driven by the increase in employee equity grants and an increase of $2.7 million in employee and related costs primarily driven by the increase in headcount in our datacenter operations, customer support, and in our consulting functions. In addition, there was an increase of $7.5 million in datacenter service costs and $2.5 million in rent primarily related to the expansion of new data centers. There was an increase of $2.1 million in enterprise subscription software expense, an increase of $1.7 million in allocated costs for IT software and support, an increase of $1.8 million in outside agency costs, and an increase in investments to support our growing base of paid users. Despite an increase in absolute dollars, cost of revenue as a percentage of revenue decreased 1 percentage point year-over-year as we continued to optimize our infrastructure. While we continued to invest in our infrastructure, we were able to do so at a lower percentage of revenue year over year as our revenue growth outpaced our cost of revenue spending.

Research and Development

	Year Ended January 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Research and development	$115,928	$102,500	$13,428	13%
Percentage of revenue	29%	34%

Research and development expenses were $115.9 million, or 29% of revenue, for the year ended January 31, 2017, compared to $102.5 million, or 34% of revenue, for the year ended January 31, 2016, representing an increase of $13.4 million, or 13%. The increase in absolute dollars was primarily due to an increase of $6.1 million in stock-based compensation expense primarily due to an increase in employee equity grants, an increase of $3.3 million in data center costs used for research and development activities, an increase of $2.0 million in allocated costs for IT software and support services, and an increase of $2.0 million in outside agency costs. Despite an increase in absolute dollars, research and development expense as a percentage of revenue decreased 5 percentage points year over year. While we continued to invest in our product and service offerings and develop new products and further differentiate our offerings, we were able to do so at a lower percentage of revenue year over year as our revenue growth outpaced our research and development spending. We expect to continue investing in new features and functionalities in fiscal 2018.

Sales and Marketing

	Year Ended January 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$253,020	$242,184	$10,836	4%
Percentage of revenue	64%	80%

Sales and marketing expenses were $253.0 million, or 64% of revenue, for the year ended January 31, 2017, compared to $242.2 million, or 80% of revenue, for the year ended January 31, 2016, representing an increase of $10.8 million, or 4%. The increase in absolute dollars was primarily due to an increase of $10.4 million in employee and related costs and an increase of $6.6 million in stock-based compensation expense primarily driven by the increase in headcount from 618 employees as of January 31, 2016 to 714 employees as of January 31, 2017 and an increase in employee equity grants, and an increase of $3.8 million in allocated costs for IT software and support services. The increase was partially offset by a $10.7 million decrease in datacenter and customer support costs to support our free users and a $0.8 million decrease in marketing events. Sales and marketing expenses as a percentage of revenue decreased 16 points year over year due to improved marketing efficiency, as our sales and marketing expenses are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions, and a decrease in cost to support our free users. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will decrease as a percentage of revenue. We expect to continue to invest to capture our large market opportunity and capitalize on our competitive position, while growing our productivity and efficiency to achieve our long-term margin objectives.

General and Administrative

	Year Ended January 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
General and administrative	$68,182	$71,923	$(3,741)	(5)%
Percentage of revenue	17%	24%

General and administrative expenses were $68.2 million, or 17% of revenue, for the year ended January 31, 2017, compared to $71.9 million, or 24% of revenue, for the year ended January 31, 2016, representing a decrease of $3.7 million, or 5%. The decrease in absolute dollars was primarily due to a decrease of $5.7 million in litigation and legal settlement costs primarily attributable to the settlement agreement reached with Open Text in the three months ended April 30, 2016, a decrease of $2.3 million in rent expense primarily related to temporarily concurrent expenses between our Redwood City headquarters and our former Los Altos headquarters in fiscal year 2016 and the timing of related sublease income, and various operational improvements. The decrease in absolute dollars was partially offset by an increase in employee and related costs of $4.3 million primarily driven by the increase in headcount for IT and legal functions and an increase in stock-based compensation expense of $2.9 million primarily as a result of an increase in employee equity grants.

Interest Expense, Net and Other Income (Expense), Net

	Year Ended January 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(896)	$(1,157)	$261	(23)%
Other income (expense), net	678	(98)	776	*

*	Not meaningful

Interest expense, net, decreased by $0.3 million, or 23%, during the year ended January 31, 2017 compared to the year ended January 31, 2016. The decrease was primarily due to lower interest expense incurred on our credit facilities for the year ended January 31, 2017.

Other income (expense), net, consisted primarily of foreign currency gains (losses).

Provision for Income Taxes

	Year Ended January 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$914	$690	$224	*

*	Not meaningful

The change in provision for income taxes during the year ended January 31, 2017 compared to the year ended January 31, 2016 was primarily due to an increase in foreign tax expense and an increase in deferred tax expense associated with our current year acquisition.

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

Cost of revenue was $87.1 million, or 29% of revenue, for the year ended January 31, 2016, compared to $47.3 million, or 22% of revenue, for the year ended January 31, 2015, representing an increase of $39.8 million, or 84%. The increase in absolute dollars was primarily due to an increase of $9.9 million in employee and related costs and an increase of $3.2 million in stock-based compensation expense resulting from headcount growth in our datacenter operations, customer support, and particularly in our Box Consulting function as a result of our focused efforts to grow our Box Consulting capacity. Headcount in these functions grew from 168 employees as of January 31, 2015 to 229 employees as of January 31, 2016. In addition, there was an increase of $10.1 million in datacenter service costs and an increase of $7.4 million in depreciation of our server equipment as we increased our capacity, an increase of $6.3 million in allocated overhead costs which was primarily driven by the increased headcount as well as the expenses related to our new Redwood City headquarters in addition to the temporarily concurrent expenses related to our former Los Altos headquarters, an increase of $1.3 million in enterprise subscription software expenses, and an increase of $1.1 million in contractors and temporary services expenses. Cost of revenue as a percentage of revenue increased 7 points year-over-year primarily due to our continued investments in our infrastructure and Box Consulting to support our expected growth in paying customers and new products, as well as the expenses related to our new Redwood City headquarters in addition to the temporarily concurrent expenses related to our former Los Altos headquarters.

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

Remeasurement of Redeemable Convertible Preferred Stock Warrant Liability

	Year Ended January 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Remeasurement of redeemable convertible preferred stock warrant liability	$—	$126	$(126)	*

*	Not meaningful

There was no remeasurement of redeemable convertible preferred stock warrant liability during the year ended January 31, 2016 as there were no longer any redeemable convertible preferred stock warrants outstanding as of January 31, 2015.

Interest Expense, Net and Other Expense, Net

	Year Ended January 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(1,157)	$(2,009)	$852	(42)%
Other expense, net	(98)	(257)	159	*

*	Not meaningful

Interest expense, net, decreased by $0.9 million, or 42%, during the year ended January 31, 2016 compared to the year ended January 31, 2015. The decrease was primarily due to lower interest expense incurred on our credit facilities for the year ended January 31, 2016.

Other income (expense), net, consisted primarily of foreign currency gains (losses).

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

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2017. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	Jan. 31, 2017	Oct. 31, 2016	Jul. 31, 2016	Apr. 30, 2016	Jan. 31, 2016	Oct. 31, 2015	Jul. 31, 2015	Apr. 30, 2015
Consolidated Statements of Operations Data:
Revenue	$109,926	$102,811	$95,713	$90,155	$84,982	$78,651	$73,450	$65,621
Cost of revenue(1)(2)	29,554	27,115	27,602	27,859	25,681	23,630	20,636	17,153
Gross profit	80,372	75,696	68,111	62,296	59,301	55,021	52,814	48,468
Operating expenses:
Research and development(2)	31,104	29,652	28,265	26,907	26,589	26,324	26,453	23,134
Sales and marketing(2)	66,566	66,796	60,186	59,472	63,257	63,972	58,460	56,495
General and administrative(1)(2)	19,095	16,999	17,579	14,509	19,019	19,757	17,675	15,472
Total operating expenses	116,765	113,447	106,030	100,888	108,865	110,053	102,588	95,101
Loss from operations	(36,393)	(37,751)	(37,919)	(38,592)	(49,564)	(55,032)	(49,774)	(46,633)
Interest expense, net	(309)	(222)	(189)	(176)	(384)	(30)	(229)	(514)
Other income (expense), net	69	(22)	190	441	(155)	165	(31)	(77)
Loss before provision for income taxes	(36,633)	(37,995)	(37,918)	(38,327)	(50,103)	(54,897)	(50,034)	(47,224)
Provision for income taxes	244	238	184	248	270	220	141	59
Net loss	$(36,877)	(38,233)	(38,102)	(38,575)	$(50,373)	$(55,117)	$(50,175)	$(47,283)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.30)	$(0.30)	$(0.31)	$(0.41)	$(0.45)	$(0.42)	$(0.40)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	129,757	128,275	126,776	124,932	123,321	121,796	120,399	119,379

(1)	Includes intangible assets amortization as follows:

	Three Months Ended
	Jan. 31, 2017	Oct. 31, 2016	Jul. 31, 2016	Apr. 30, 2016	Jan. 31, 2016	Oct. 31, 2015	Jul. 31, 2015	Apr. 30, 2015
	(in thousands)
Cost of revenue	$393	$506	$878	$1,420	$1,433	$1,431	$1,472	$1,107
General and administrative	39	39	38	39	37	39	39	39
Total intangible assets amortization	$432	$545	$916	$1,459	$1,470	$1,470	$1,511	$1,146

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Jan. 31, 2017	Oct. 31, 2016	Jul. 31, 2016	Apr. 30, 2016	Jan. 31, 2016	Oct. 31, 2015	Jul. 31, 2015	Apr. 30, 2015
	(in thousands)
Cost of revenue	$2,554	$1,986	$1,830	$1,512	$1,500	$1,272	$1,041	$851
Research and development	9,194	7,730	7,348	6,524	6,675	6,455	6,303	5,263
Sales and marketing	7,752	6,744	6,416	5,230	5,500	5,005	4,742	4,283
General and administrative	3,802	3,457	3,470	2,823	2,982	2,672	2,642	2,318
Total stock-based compensation	$23,302	$19,917	$19,064	$16,089	$16,657	$15,404	$14,728	$12,715

Quarterly Revenue Trends

Our quarterly revenue increased sequentially for all periods presented due primarily to increases in the number of new customers as well as increased renewals from and expansion within existing customers as they broadened their deployment of our services. Our fourth quarter has historically been our strongest quarter for contracting activity as a result of buying patterns of large enterprises.

Quarterly Costs and Expenses Trends

Total costs and expenses generally increased sequentially for all periods presented, primarily due to the addition of personnel in connection with the expansion of our business. Sales and marketing expenses generally grew sequentially over the periods with higher increases in the second half of the fiscal year as our commissions and marketing costs accelerate with the increase in our customer ordering activity in the second half of our fiscal years. General and administrative costs generally decreased in recent quarters due to a decrease in litigation and legal settlement costs primarily attributable to the settlement agreement reached with Open Text in the three months ended April 30, 2016, partially offset by an increase in headcount.

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

Liquidity and Capital Resources

	Year Ended January 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(1,218)	$(66,321)	$(84,900)
Net cash used in investing activities	(7,572)	(80,861)	(38,883)
Net cash provided by financing activities	479	2,513	345,439

As of January 31, 2017, we had cash and cash equivalents of $177.4 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit and consolidated statements of cash flows. We may continue to incur operating losses and negative cash flows from operations in the future and may require additional capital resources to execute strategic initiatives to grow our business.

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

In February 2017, we amended the December 2015 Facility to extend the maturity date to December 2018.

Operating Activities

For the year ended January 31, 2017, cash used in operating activities was $1.2 million. The primary factors affecting our operating cash flows during this period were our net loss of $151.8 million, partially offset by non-cash charges of $78.4 million for stock-based compensation, $40.2 million for depreciation and amortization of our property and equipment and intangible assets, $18.3 million for amortization of deferred commissions, and net cash inflows of $13.7 million provided by changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $55.6 million increase in deferred revenue, a $5.9 million decrease in prepaid expenses and other assets, and a $3.0 million increase in deferred rent, partially offset by a $20.6 million increase in accounts receivable, a $20.0 million increase in deferred commissions, a $9.0 million decrease in accrued expenses and other liabilities, and a $1.1 million decrease in accounts payable. The increase in deferred revenue was primarily due to the growth in the number of paying customers, increased renewals and expansion of our existing customers as they broadened their deployment of our services and an enhanced developer access fee from one of our resellers. The increase in deferred commissions was due to higher sales. The increase in accounts receivable was due to higher sales and the timing of our cash collections during the period.

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

Investing Activities

Cash used in investing activities of $7.6 million for the year ended January 31, 2017 was primarily due to $15.0 million of capital expenditures primarily related to our new Redwood City headquarters during the first half of fiscal year 2017, partially offset by $7.3 million of proceeds from sales and maturities of marketable securities.

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

Financing Activities

Cash provided by financing activities of $0.5 million for the year ended January 31, 2017 was primarily due to $15.7 million of proceeds from issuances of common stock under the 2015 ESPP and $11.1 million of proceeds from exercise of stock options, partially offset by $17.6 million of employee payroll taxes paid related to net share settlement of restricted stock units and $8.7 million of payments of capital lease obligations.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of January 31, 2017:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt(1)	$41,770	$955	$40,815	$—	$—
Operating lease obligations, net of sublease income amounts (2)	271,965	20,668	51,130	53,710	146,457
Capital leases(3)	36,584	14,570	18,671	3,343	—
Purchase obligations(4)	46,094	14,207	31,887	—	—
Total	$396,413	$50,400	$142,503	$57,053	$146,457

(1)	Includes interest and unused commitment fee on our line of credit.
(2)

Includes operating lease obligations for our buildings. As of January 31, 2017, we anticipated receiving sublease income of $17.1 million over the next four years from tenants in certain of our leased facilities.  The amounts set forth in the table above are net of these sublease income amounts.

(3)	Includes obligations related to our datacenter hardware.
(4)	Purchase obligations relate primarily to datacenter operations and sales and marketing activities.

Off-Balance Sheet Arrangements

Through January 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue Recognition

We derive our revenue primarily from three sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing our  cloud content management platform and other subscription-based services, which all include routine customer support; (2) revenue from customers purchasing our premier support package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

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

Subscription revenue is recognized ratably over the period of the subscription beginning once all requirements for revenue recognition have been met, including provisioning the service so that it is available to our customers. Premier support is sold together with the subscription services, and the term of the premier support is generally the same as the related subscription. Accordingly, we recognize premier support revenue in the same manner as the associated subscription. Professional services revenue is recognized as the services are rendered for time and material contracts, and using the proportional performance method over the period the services are performed for fixed price contracts.

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

Our option pricing model requires the input of certain assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

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

•	Dividend Yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero.

The following table summarizes the assumptions relating to our stock options and ESPP purchase rights, as follows:

	Year Ended
	January 31,
	2017			2016			2015
Employee Stock Options
Expected term (in years)	5.5	–	6.0	5.5	–	6.1	5.7	–	6.2
Risk-free interest rate	1.3%	–	2.0%	1.5%	–	1.9%	1.8%	–	2.1%
Volatility	40%	–	43%	42%	–	44%	45%	–	49%
Dividend yield			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	–	2.0	0.5	–	2.0	0.6	–	2.1
Risk-free interest rate	0.5%	–	0.9%	0.2%	–	0.8%	0.1%	–	0.6%
Volatility	39%	–	60%	33%	–	41%	37%	–	41%
Dividend yield			0%			0%			0%

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of January 31, 2017, no impairment of goodwill has been identified.

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

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective for us beginning February 1, 2020, with early adoption permitted. We do not believe the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. As of January 31, 2017 and 2016, we had $26.8 million and $28.0 million in restricted cash, respectively. Restricted cash consists of certificates of deposit related to our leases. The new standard is effective for us beginning February 1, 2018, with early adoption permitted. We do not believe the adoption of ASU 2016-18 will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payment. ASU 2016-15 provides guidance on the classification of eight cash flow issues in order to reduce diversity in practice. The new standard is effective for us beginning February 1, 2018 with early adoption permitted. We do not believe the adoption of ASU 2016-15 will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses. ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new standard is effective for us beginning February 1, 2020 with early adoption permitted. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation. ASU 2016-09 changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flow statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for us beginning February 1, 2017 with early adoption permitted. We do not believe the adoption of ASU 2016-09 will have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of sales commission costs related to obtaining customer contracts. In addition, the FASB issued subsequent ASUs, which serve to clarify certain aspects of ASU 2014-09. The standard will be effective for us beginning February 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method that will result in a cumulative effect adjustment.

We have established a cross-functional coordinated implementation team to implement the standard update related to the recognition of revenue from contracts with customers. We have identified, and are in the process of implementing, appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. Based on our ongoing evaluation, we believe the impacts of this ASU will be related to the capitalization and amortization of sales commissions, the timing of revenue recognition for certain sales contracts, and their respective disclosures. We expect there may be a change to the period over which sales commissions will be amortized to closely align to the period of benefit and a change to the scope of capitalized sales commissions based on the definition of incremental costs of obtaining a contract. In addition, there may be a change in relation to the timing of revenue recognition for certain sales contracts, due to the removal of the current limitation on contingent revenue. These changes are being evaluated to determine the potential impact to our financial statements and disclosures. We continue to assess all potential impacts of this ASU, so our preliminary conclusions may change.

Recently Adopted Accounting Pronouncements in Fiscal Year 2017

In April 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, in response to ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability. ASU 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 was issued to confirm that for line-of-credit arrangements, an entity may defer and present debt issuance costs as an asset and subsequently amortize the debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements. We adopted this standard for the quarter ended April 30, 2016 on a retrospective basis. Our adoption did not have an impact on our consolidated financial statements as we have historically capitalized related debt issuance costs for our line-of-credit arrangements and presented as an asset in our consolidated balance sheet. The amortization of debt issuance costs was not material for any periods presented.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. We adopted this standard for the three months ended April 30, 2016 on a prospective basis. Our adoption did not have an impact on any periods presented.

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

We use these non-GAAP financial measures and our key metrics for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures and key metrics provide meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of our recurring core business operating results. We believe that both management and investors benefit from referring to these non-GAAP financial measures and key metrics in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures and key metrics also facilitate management’s internal comparisons to our historical performance as well as comparisons to our competitors’ operating results. We believe these non-GAAP financial measures and key metrics are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business.

Non-GAAP operating loss

We define non-GAAP operating loss as operating loss excluding expenses related to stock-based compensation, intangible assets amortization, and as applicable, other special items. Although stock-based compensation is an important aspect of the compensation of Box’s employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. For restricted share unit awards, the amount of stock-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts, trade names and customer relationships, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of acquired intangible assets is a static expense, one that is not typically affected by operations during any particular period. We further exclude legal settlement and related costs because they are considered by management to be special items outside our core operating results.

Non-GAAP operating loss and operating margin

We define non-GAAP operating loss as operating loss excluding expenses related to stock-based compensation, intangible assets amortization, and as applicable, other special items. We specifically identify other adjusting items in our reconciliation of GAAP to Non-GAAP financial measures. Non-GAAP operating margin is defined as non-GAAP operating loss divided by revenue. Although stock-based compensation is an important aspect of the compensation of Box’s employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. For restricted stock unit awards, the amount of stock-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology and trade names, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of purchased intangibles is a static expense, one that is not typically affected by operations during any particular period. We further exclude expenses related to certain litigation because they are considered by management to be special items outside our core operating results.

Non-GAAP net loss and net loss per share

We define non-GAAP net loss as net loss excluding expenses related to stock-based compensation, intangible assets amortization and as applicable, other special items. We specifically identify other adjusting items in our reconciliation of GAAP to Non-GAAP financial measures. We define non-GAAP net loss per share as non-GAAP net loss divided by the weighted average outstanding shares. We exclude expenses related to certain litigation because they are considered by management to be special items outside our core operating results.

Free Cash Flow

We define free cash flow as cash provided by (used in) operating activities less purchases of property and equipment, principal payments of capital lease obligations, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to Non-GAAP financial measures. Historically, these items have included restricted cash used to guarantee a significant letter of credit for our Redwood City headquarters. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash used in operating activities, its nearest GAAP equivalent, is presented below. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

Limitations on the use of non-GAAP financial measures

A limitation of our non-GAAP financial measures is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Thus, our non-GAAP measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Additionally, in the case of stock-based compensation expense, if we did not pay a portion of compensation in the form of stock-based compensation expense, the cash salary expense included in costs of revenue and operating expenses would be higher which would affect our cash position.

We compensate for these limitations by reconciling non-GAAP financial measures to the most comparable GAAP financial measures. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view our non-GAAP financial measures in conjunction with the most comparable GAAP financial measures.

Our reconciliation of the non-GAAP financial measures for years ended January 31, 2017, 2016 and 2015 are as follows (in thousands, except per share data and percentages):

	Year Ended January 31,
	2017	2016	2015
GAAP operating loss	$(150,655)	$(201,003)	$(166,656)
Stock-based compensation	78,372	59,504	31,929
Intangible assets amortization	3,352	5,597	3,624
Expenses related to a legal verdict(1)	(1,664)	1,586	3,900
Non-GAAP operating loss	$(70,595)	$(134,316)	$(127,203)

GAAP operating margin	(38)%	(66)%	(77)%
Stock-based compensation	19	20	15
Intangible assets amortization	1	1	1
Expenses related to a legal verdict(1)	—	1	2
Non-GAAP operating margin	(18)%	(44)%	(59)%

GAAP net loss	$(151,787)	$(202,948)	$(168,227)
Stock-based compensation	78,372	59,504	31,929
Intangible assets amortization	3,352	5,597	3,624
Expenses related to a legal verdict(1)	(1,664)	1,586	3,900
Remeasurement of redeemable convertible preferred stock warrant liability	—	—	(126)
Non-GAAP net loss	$(71,727)	$(136,261)	$(128,900)

GAAP net loss attributable to common stockholders	$(151,787)	$(202,948)	$(181,992)
Stock-based compensation	78,372	59,504	31,929
Intangible assets amortization	3,352	5,597	3,624
Expenses related to a legal verdict(1)	(1,664)	1,586	3,900
Remeasurement of redeemable convertible preferred stock warrant liability	—	—	(126)
Accretion of redeemable convertible preferred stock	—	—	11,503
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	—	—	2,262
Non-GAAP net loss attributable to common stockholders	$(71,727)	$(136,261)	$(128,900)

GAAP net loss per share attributable to common stockholders, basic and diluted	$(1.19)	$(1.67)	$(11.48)
Stock-based compensation	0.61	0.49	2.01
Intangible assets amortization	0.03	0.05	0.23
Expenses related to a legal verdict(1)	(0.01)	0.01	0.25
Remeasurement of redeemable convertible preferred stock warrant liability	—	—	(0.01)
Accretion of redeemable convertible preferred stock	—	—	0.73
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	—	—	0.14
Non-GAAP net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(1.12)	$(8.13)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted(2)	127,469	121,240	15,854

GAAP net cash used in operating activities	$(1,218)	$(66,321)	$(84,900)
Restricted cash used to guarantee a letter of credit for our Redwood City headquarters	—	25,000	—
Purchases of property and equipment	(14,956)	(72,939)	(38,681)
Payments of capital lease obligations	(8,675)	(2,036)	(69)
Free cash flow	$(24,849)	$(116,296)	$(123,650)

(1)	Included in general and administrative expenses in the consolidated statements of operations.
(2)

Upon the closing of Box’s initial public offering on January 28, 2015, 88.1 million shares of Box’s redeemable convertible preferred stock were converted and reclassified to Box’s common stock. In addition, 85,354 shares of Box’s common stock were issued upon the net exercise of a warrant to purchase shares of Box’s redeemable convertible preferred stock.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents and restricted cash of $204.2 million as of January 31, 2017. Our cash equivalents and restricted cash primarily consist of overnight deposits and certificates of deposit. All restricted cash is recorded at its estimated fair value. We do not enter into investments for trading or speculative purposes.  Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our marketable securities.  Due to the short-term duration of our investment portfolios, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio.  We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

In December 2015, we entered into a revolving credit facility (December 2015 Facility) in the amount of up to $40.0 million maturing in December 2017. The December 2015 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit is required for the December 2015 Facility, we are eligible for the lowest interest rate if we maintain at least $40 million in deposits with the lender. In February 2017, we amended the December 2015 Facility to extend the maturity date to December 2018.

Interest rate risk also reflects our exposure to movements in interest rates associated with the December 2015 Facility. As of January 31, 2017, we had total debt outstanding with a carrying amount of 40.0 million which approximates fair value. A hypothetical 10% increase or decrease in interest rates after January 31, 2017 would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars and, to a lesser extent, British Pounds, Euros, Japanese Yen, Australian Dollars, and Canadian Dollars. Consequently, our customer billings denominated in foreign currency are subject to foreign currency exchange risk. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-USD cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the fiscal year ended January 31, 2017 and January 31, 2016.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Box, Inc.

We have audited the accompanying consolidated balance sheets of Box, Inc. as of January 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholder’s equity (deficit) and cash flows for each of the three years in the period ended January 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Box, Inc. at January 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Box, Inc.’s internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Box, Inc.

We have audited Box, Inc.’s internal control over financial reporting as of January 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Box, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Box, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2017 consolidated financial statements of Box, Inc. and our report dated March 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 24, 2017

BOX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$177,391	$185,741
Marketable securities	—	7,379
Accounts receivable, net of allowance of $3,346 and $3,678	120,113	99,542
Prepaid expenses and other current assets	10,826	14,729
Deferred commissions	13,771	12,603
Total current assets	322,101	319,994
Property and equipment, net	117,176	120,492
Intangible assets, net	543	3,895
Goodwill	16,293	14,301
Restricted cash	26,781	27,952
Other long-term assets	10,780	10,854
Total assets	$493,674	$497,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,658	$9,862
Accrued compensation and benefits	30,415	35,631
Accrued expenses and other current liabilities	17,713	31,926
Capital lease obligations, current	13,748	4,698
Deferred revenue	228,656	168,051
Deferred rent	751	298
Total current liabilities	297,941	250,466
Debt, non-current	40,000	40,000
Capital lease obligations, non-current	21,697	7,316
Deferred revenue, non-current	13,328	18,362
Deferred rent, non-current	44,207	41,674
Other long-term liabilities	1,769	1,769
Total liabilities	418,942	359,587
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of January 31, 2017 and January 31, 2016, respectively	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized, 67,831 shares issued and outstanding as of January 31, 2017;1,000,000 shares authorized, 42,266 shares issued and outstanding as of January 31, 2016	7	4
Class B common stock, par value $0.0001 per share; 200,000 shares authorized, 62,780 shares issued and outstanding as of January 31, 2017; 200,000 shares authorized, 81,855 shares issued and outstanding as of January 31, 2016	6	8
Additional paid-in capital	960,144	871,491
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive loss	(120)	(84)
Accumulated deficit	(884,128)	(732,341)
Total stockholders’ equity	74,732	137,901
Total liabilities and stockholders’ equity	$493,674	$497,488

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2017	2016	2015
Revenue	$398,605	$302,704	$216,440
Cost of revenue	112,130	87,100	47,273
Gross profit	286,475	215,604	169,167
Operating expenses:
Research and development	115,928	102,500	66,402
Sales and marketing	253,020	242,184	207,749
General and administrative	68,182	71,923	61,672
Total operating expenses	437,130	416,607	335,823
Loss from operations	(150,655)	(201,003)	(166,656)
Remeasurement of redeemable convertible preferred stock warrant liability	—	—	126
Interest expense, net	(896)	(1,157)	(2,009)
Other income (expense), net	678	(98)	(257)
Loss before provision (benefit) for income taxes	(150,873)	(202,258)	(168,796)
Provision (benefit) for income taxes	914	690	(569)
Net loss	(151,787)	(202,948)	(168,227)
Accretion of redeemable convertible preferred stock	—	—	(11,503)
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	—	—	(2,262)
Net loss attributable to common stockholders	$(151,787)	$(202,948)	$(181,992)
Net loss per common share attributable to common stockholders, basic and diluted	$(1.19)	$(1.67)	$(11.48)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	127,469	121,240	15,854

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended January 31,
	2017	2016	2015
Net loss	$(151,787)	$(202,948)	$(168,227)
Other comprehensive loss*:
Changes in foreign currency translation adjustment	(37)	(26)	(71)
Net change in unrealized gains on available-for-sale investments	2	(2)	—
Other comprehensive loss*:	(36)	(28)	(71)
Comprehensive loss	$(151,823)	$(202,976)	$(168,298)

*	Tax effect was not material

Due to rounding, numbers presented may not add up precisely to totals provided.

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	(Deficit)
Balance as of January 31, 2014	76,238	$393,217	13,955	$1	$29,815	$(1,177)	$15	$(361,166)	$(332,512)
Issuance of Series F redeemable convertible preferred stock for cash, net of issuance costs of $386	7,500	149,614	—	—	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock upon net exercise of Series A redeemable convertible preferred stock warrants	85	1,220	—	—	—	—	—	—	—
Issuance of common stock upon stock option exercises	—	—	2,307	—	5,918	—	—	—	5,918
Issuance of common stock in connection with fiscal 2015 acquisitions	—	—	409	—	5,239	—	—	—	5,239
Stock-based compensation related to stock awards	—	—	343	—	31,929	—	—	—	31,929
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	—	—	38	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock awards restricted stock units	—	—	—	—	(359)	—	—	—	(359)
Vesting of early exercised stock options	—	—	—	—	684	—	—	—	684
Accretion of redeemable convertible preferred stock to redemption value	—	11,503	—	—	(11,503)	—	—	—	(11,503)
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	4,405	2,262	—	—	(2,262)	—	—	—	(2,262)
Conversion of redeemable convertible preferred stock to common stock	(88,228)	(557,816)	88,228	9	557,807	—	—	—	557,816
Issuance of common stock upon Initial public offering, net of offering costs	—	—	14,375	2	181,475				181,477
Other comprehensive loss	—	—	—	—	—	—	(71)		(71)
Net loss	—	—	—	—	—	—	—	(168,227)	(168,227)
Balance as of January 31, 2015	—	—	119,655	12	798,743	(1,177)	(56)	(529,393)	268,129
Issuance of common stock upon stock option exercises	—	—	2,197	—	7,164	—	—	—	7,164
Issuance of common stock in connection with fiscal 2016 acquisitions	—	—	344	—	6,108	—	—	—	6,108
Stock-based compensation related to stock awards	—	—	—	—	59,504	—	—	—	59,504
Vesting of restricted stock units and restricted stock awards, net of shares withheld for employee payroll taxes	—	—	1,016	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units and restricted stock awards	—	—	—	—	(10,436)	—	—	—	(10,436)
Restricted stock awards granted to non-employees	—	—	11	—	—	—	—	—	—
Restricted stock awards forfeited due to termination	—	—	(13)	—	—	—	—	—	—
Vesting of shares subject to repurchase	—	—	—	—	126	—	—	—	126
Repurchase of shares	—	—	(24)	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	—	—	935	—	10,282	—	—	—	10,282
Other comprehensive loss	—	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	—	(202,948)	(202,948)

	Redeemable Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	(Deficit)
Balance as of January 31, 2016	—	—	124,121	12	871,491	(1,177)	(84)	(732,341)	137,901
Issuance of common stock upon stock option exercises	—	—	2,908	1	11,086	—	—	—	11,087
Issuance of common stock in connection with fiscal 2017 acquisitions	—	—	71	—	1,011	—	—	—	1,011
Issuance of common stock in connection with prior year acquisitions	—	—	8	—	—	—	—	—	—
Stock-based compensation related to stock awards	—	—	—	—	78,372	—	—	—	78,371
Vesting of restricted stock units and restricted stock awards, net of shares withheld for employee payroll taxes	—	—	1,987	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units and restricted stock awards	—	—	—	—	(17,552)	—	—	—	(17,551)
Common stock issued to non-employees for services rendered	—	—	8	—	—	—	—	—	—
Vesting of shares subject to repurchase	—	—	—	—	10	—	—	—	10
Common stock issued under employee stock purchase plan	—	—	1,508	—	15,726	—	—	—	15,726
Other comprehensive loss	—	—	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	—	—	(151,787)	(151,787)
Balance as of January 31, 2017	—	$—	130,611	$13	$960,144	$(1,177)	$(120)	$(884,128)	$74,732

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(151,787)	$(202,948)	$(168,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,154	40,394	29,019
Stock-based compensation expense	78,372	59,504	31,929
Amortization of deferred commissions	18,260	15,816	12,079
Remeasurement of redeemable convertible preferred stock warrant liability	—	—	(126)
Release of deferred tax valuation allowance	—	—	(1,117)
Other	114	1,089	278
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(20,571)	(45,368)	(11,487)
Deferred commissions	(20,047)	(21,725)	(16,187)
Prepaid expenses and other assets, current and noncurrent	5,858	(25,717)	(2,521)
Accounts payable	(1,093)	(4,022)	3,231
Accrued expenses and other liabilities	(9,035)	17,943	6,952
Deferred rent	2,986	32,357	1,292
Deferred revenue	55,571	66,356	29,985
Net cash used in operating activities	(1,218)	(66,321)	(84,900)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	(112,521)	—
Sales of marketable securities	240	78,427	—
Maturities of marketable securities	7,057	26,370	—
Purchases of property and equipment	(14,956)	(72,939)	(38,681)
Proceeds from sale of property and equipment	87	73	—
Acquisitions and purchases of intangible assets, net of cash acquired	—	(271)	(202)
Net cash used in investing activities	(7,572)	(80,861)	(38,883)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	—	(2,172)	184,237
Proceeds from borrowings, net of borrowing costs	(106)	39,860	12,000
Principal payments on borrowings	—	(40,000)	(6,000)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	149,614
Proceeds from exercise of stock options, net of repurchases of early exercised stock options	11,086	7,015	6,016
Proceeds from issuances of common stock under employee stock purchase plan	15,726	10,282	—
Employee payroll taxes paid related to net share settlement of restricted stock units	(17,552)	(10,436)	(359)
Payments of capital lease obligations	(8,675)	(2,036)	(69)
Net cash provided by financing activities	479	2,513	345,439
Effect of exchange rate changes on cash and cash equivalents	(39)	(26)	(71)
Net increase (decrease) in cash and cash equivalents	(8,350)	(144,695)	221,585
Cash and cash equivalents, beginning of period	185,741	330,436	108,851
Cash and cash equivalents, end of period	$177,391	$185,741	$330,436
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$1,235	$1,183	$1,099
Cash paid for income taxes, net of tax refunds	239	832	157
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$557,816
Accretion of redeemable convertible preferred shares	—	—	11,503
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	—	—	2,262
Change in accrued equipment purchases	(14,781)	10,766	2,110
Purchases of property and equipment under capital lease	31,849	13,138	1,952
Change in unpaid tax related to capital lease	1,521	—	—
Issuance of redeemable convertible preferred stock upon exercise of Series A redeemable convertible preferred stock warrants	—	—	1,220
Issuance of common stock in connection with acquisitions and purchases of intangible assets	1,011	6,108	5,239
Vesting of early exercised stock options and restricted stock	10	127	684
Change in unpaid deferred offering costs	—	(2,172)	417

See notes to consolidated financial statements

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

We were incorporated in the state of Washington in April 2005, and were reincorporated in the state of Delaware in March 2008. We changed our name from Box.Net, Inc. to Box, Inc. in November 2011. Box provides a cloud content management platform that enables organizations of all sizes to securely manage cloud content while allowing easy, secure access and sharing of this content from anywhere, on any device.

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

In accordance with our property and equipment policy, we review the estimated useful lives of our fixed assets on an ongoing basis. A review of this policy indicated that the actual lives of certain data center assets not acquired under capital leases were longer than previously estimated useful lives used for depreciation purposes in our financial statements. As a result, effective September 1, 2016, we changed the estimated useful lives of certain data center assets not acquired under capital leases to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of these assets, which we previously depreciated for three years, have now been increased to four years. The effect of this change in estimate in the current period to net loss and earnings per share was not material.

Revenue Recognition

We derive our revenue primarily from three sources: (1) subscription revenue, which is comprised of subscription fees from customers utilizing our cloud content management platform and other subscription-based services, which all include routine customer support; (2) revenue from customers purchasing our premier support package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

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

Subscription revenue is recognized ratably over the period of the subscription beginning once all requirements for revenue recognition have been met, including provisioning the service so that it is available to our customers. Premier support is sold together with the subscription services, and the term of the premier support is generally the same as the related subscription services arrangement. Accordingly, we recognize premier support revenue in the same manner as the associated subscription. Professional services revenue is recognized as the services are rendered for time and material contracts, and using the proportional performance method over the period the services are performed for fixed price contracts.

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

Cost of Revenue

Cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation and related expenses for datacenter operations, customer support and professional services personnel, payments to outside technology service providers, depreciation of servers and related equipment, security services and other tools, as well as amortization of acquired technology. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below. We expect our cost of revenue to increase in dollars and may increase as a percentage of revenue as we continue to invest in our datacenter operations and customer support to support the growth of our business, our customer base, as well as our international expansion.

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

We deferred sales commissions costs of, $20.0 million, $21.7 million and 16.2 million during the years ended January 31, 2017, 2016 and 2015, respectively, and amortized $18.3 million, $15.8 million and 12.1 million of deferred commissions during the same periods respectively.

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

We sell to a broad range of customers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for accounts receivable based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are reasonably assured based on the size, industry diversification, financial condition and past transaction history of our customers. As of January 31, 2017, two customers accounted for more than 10% of total accounts receivable. As of January 31. 2016, no customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue in any of the years ended January 31, 2017, 2016 and 2015.

We serve our customers and users from datacenter facilities operated by third parties. In order to reduce the risk of down time of our enterprise cloud content services, we have established datacenters and third-party cloud computing and hosting providers in various locations in the United States and abroad. We have internal procedures to restore services in the event of disaster at any one of our current datacenter facilities. Even with these procedures for disaster recovery in place, our cloud services could be significantly interrupted during the implementation of the procedures to restore services.

Geographic Locations

For the years ended January 31, 2017, 2016 and 2015, revenue attributed to the United States was 82%, 82% and 79%, respectively. No other country outside of the United States comprised 10% or greater of our revenue for the years ended January 31, 2017, 2016 and 2015.

Substantially all of our net assets are located in the United States. As of January 31, 2017 and 2016, property and equipment located in the United States was approximately 99.7% and 99.3%, respectively.

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

Restricted Cash

Restricted cash is comprised of certificates of deposit primarily related to our leases. These restricted cash balances have been excluded from our cash and cash equivalents balance and is classified as restricted cash on our consolidated balance sheets. The amount of restricted cash as of January 31, 2017 and 2016 was $26.8 million and $28.0 million, respectively, which was classified as non-current.

Marketable Securities

Our marketable securities consist of short-term, investment-grade corporate debt and asset-backed securities. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. As of January 31, 2017, we had no marketable securities in our investment portfolio. Gross realized gains and losses on marketable securities were not material for the year ended January 31, 2017 and 2016.

Fair Value of Financial Instruments

Our financial assets and financial liabilities which may include cash equivalents, marketable securities, and restricted cash are measured and recorded at fair value on a recurring basis. We measure certain other assets including our non-marketable equity securities at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. Our other current financial assets have fair values which approximate their carrying value due to their short-term maturities.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally two to four years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation commences once the asset is placed in service. Construction in progress is primarily related to the construction or development of property and equipment which have not yet been placed in service for their intended use.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of January 31, 2017, no impairment of goodwill has been identified.

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
Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the years ended January 31, 2017, 2016 and 2015 were $28.1 million, $28.5 million and $28.6 million, respectively.

Redeemable Convertible Preferred Stock Warrant Liability

We account for freestanding warrants to purchase shares of our redeemable convertible preferred stock as a liability on the consolidated balance sheets. The redeemable convertible preferred stock warrants are recorded as a liability because the underlying shares of redeemable convertible preferred stock are optionally redeemable and, therefore, may obligate us to transfer assets at some point in the future. The warrants are recorded at fair value upon issuance and are subject to remeasurement to fair value at each balance sheet date, with any change in fair value recognized as a separate line item on the consolidated statements of operations. We recognized a remeasurement gain of $126,000 for the year ended January 31, 2015. In connection with our IPO, we reclassified the redeemable convertible preferred stock warrant liability to additional paid-in capital (see Note 15). As of January 31, 2017 and 2016, there were no longer any redeemable convertible preferred stock warrants outstanding.

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

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective for us beginning February 1, 2020, with early adoption permitted. We do not believe the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. As of January 31, 2017 and January 31, 2016, we had $26.8 million and $28.0 million in restricted cash, respectively. Restricted cash consists of certificates of deposit related to our leases. The new standard is effective for us beginning February 1, 2018, with early adoption permitted. We do not believe the adoption of ASU 2016-18 will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payment. ASU 2016-15 provides guidance on the classification of eight cash flow issues in order to reduce diversity in practice. The new standard is effective for us beginning February 1, 2018 with early adoption permitted. We do not believe the adoption of ASU 2016-15 will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses. ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new standard is effective for us beginning February 1, 2020 with early adoption permitted. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation. ASU 2016-09 changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flow statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for us beginning February 1, 2017 with early adoption permitted. We do not believe the adoption of ASU 2016-09 will have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of sales commission costs related to obtaining customer contracts. In addition, the FASB issued subsequent ASUs, which serve to clarify certain aspects of ASU 2014-09. The standard will be effective for us beginning February 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method that will result in a cumulative effect adjustment.

We have established a cross-functional coordinated implementation team to implement the standard update related to the recognition of revenue from contracts with customers. We have identified, and are in the process of implementing, appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. Based on our ongoing evaluation, we believe the impacts of this ASU will be related to the capitalization and amortization of sales commissions, the timing of revenue recognition for certain sales contracts, and their respective disclosures. We expect there may be a change to the period over which sales commissions will be amortized to closely align to the period of benefit and a change to the scope of capitalized sales commissions based on the definition of incremental costs of obtaining a contract. In addition, there may be a change in relation to the timing of revenue recognition for certain sales contracts, due to the removal of the current limitation on contingent revenue. These changes are being evaluated to determine the potential impact to our financial statements and disclosures. We continue to assess all potential impacts of this ASU, so our preliminary conclusions may change.

Recently Adopted Accounting Pronouncements in Fiscal Year 2017

In April 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, in response to ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of the debt liability. ASU 2015-03 did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 was issued to confirm that for line-of-credit arrangements, an entity may defer and present debt issuance costs as an asset and subsequently amortize the debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements. We adopted this standard for the quarter ended April 30, 2016 on a retrospective basis. Our adoption did not have an impact on our consolidated financial statements as we have historically capitalized related debt issuance costs for our line-of-credit arrangements and presented as an asset in our consolidated balance sheet. The amortization of debt issuance costs was not material for any periods presented.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The standard requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. We adopted this standard for the three months ended April 30, 2016 on a prospective basis. Our adoption did not have an impact on any periods presented.

Note 3. Marketable Securities and Fair Value Measurements

Marketable Securities

We held no marketable securities as of January 31, 2017. The following is a summary of our marketable securities as of January 31, 2016 (in thousands).

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

We measure our marketable securities, restricted cash at fair value on a recurring basis. We classify our marketable securities and restricted cash within Level 1 or Level 2 because they are valued using either quoted market prices for identical assets or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded.

The following tables set forth the fair value of our financial assets and liabilities measured at fair value on a recurring basis as of January 31, 2017 and 2016, using the above input categories (in thousands):

	January 31, 2017
	Level 1	Level 2	Level 3	Fair Value
Restricted cash:
Certificates of deposit	$—	$26,781	$—	$26,781
Total assets measured at fair value	$—	$26,781	$—	$26,781

	January 31, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets
Marketable securities:
Corporate debt securities	$—	$5,559	$—	$5,559
Asset-backed securities	—	1,820	—	1,820
Restricted cash:
Certificates of deposit	—	26,968	—	26,968
Money market funds	984	—	—	984
Total assets measured at fair value	$984	$34,347	$—	$35,331

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31,
	2017	2016
Prepaid expenses	$9,256	$8,410
Tenant incentives receivable under our headquarters lease in Redwood City	—	3,024
Other current assets	1,570	3,295
Total prepaid expenses and other current assets	$10,826	$14,729

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	January 31,
	2017	2016
Servers and related equipment	$143,219	$111,015
Leasehold improvements	64,379	70,106
Computer hardware and software	11,373	11,009
Furniture and fixtures	12,824	10,461
Construction in progress	5,882	4,808
Total property and equipment	237,677	207,399
Less: accumulated depreciation	(120,501)	(86,907)
Total property and equipment, net	$117,176	$120,492

As of January 31, 2017, the gross carrying amount of property and equipment includes $43.2 million of servers and related equipment and $5.6 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $10.4 million. As of January 31, 2016, the gross carrying amount of property and equipment includes $13.9 million of servers and related equipment and $1.2 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $2.4 million.

Depreciation expense related to property and equipment was $36.8 million, $34.8 million and $25.4 million for the years ended January 31, 2017, 2016 and 2015, respectively. Included in these amounts were depreciation expense for servers and related equipment acquired under capital leases in the amount of $7.9 million, $2.3 million and $140,000, for the same periods respectively. Construction in progress primarily consists of servers, networking equipment and storage infrastructure being provisioned in our datacenter facilities as well as leasehold improvements. In addition, the amounts of interest capitalized to property and equipment were $27,000, $400,000 and $311,000 for the years ended January 31, 2017, 2016 and 2015, respectively.

Note 5. Acquisition

Wagon Analytics, Inc.

On August 30, 2016, we entered into an agreement to license certain technology and hire certain employees from Wagon Analytics, Inc., a privately-held data analysis solutions company, for a total purchase price of $2.0 million. This agreement has been accounted for as a business combination. The entire purchase price was allocated to goodwill. Goodwill is attributable to future growth and potential enhancement opportunities for our analytics platform. Goodwill is deductible for U.S. income tax purposes. Transaction costs related to this business combination were not material.

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

Other Fiscal 2016 Acquisitions

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

Note 6. Goodwill and Intangible Assets

Goodwill activity is reflected in the following table (in thousands):

Balance as of January 31, 2015	$11,242
Goodwill acquired—Verold	2,644
Goodwill acquired—Other	415
Balance as of January 31, 2016	14,301
Goodwill acquired—Wagon	1,992
Balance as of January 31, 2017	$16,293

Intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (1)		Gross Value	Accumulated Amortization	Net Carrying Value
January 31, 2017
Developed technology	2.5	years	$14,273	$(13,908)	$365
Trade name and other	6.9	years	1,201	(1,023)	178
Intangibles, net			$15,474	$(14,931)	$543

January 31, 2016
Developed technology	2.5	years	$14,273	$(10,711)	$3,562
Trade name and other	6.9	years	1,201	(868)	333
Intangibles, net			$15,474	$(11,579)	$3,895

(1)	From the date of acquisition

Intangible amortization expense was $3.4 million, $5.6 million and $3.6 million for the years ended January 31, 2017, 2016 and 2015, respectively. Amortization of acquired technology is included in cost of revenue and amortization for trade names is included in general and administrative expenses in the consolidated statements of operations. As of January 31, 2017, expected amortization expense for intangible assets for each of the next five years and thereafter was as follows (in thousands):

Years ending January 31:
2018	$519
2019	23
2020	1
2021	—
2022 and thereafter	—
$543

Note 7. Commitments and Contingencies

Letters of Credit

As of January 31, 2017 and 2016, we had letters of credit in the amount of $26.8 million and $27.0 million, respectively, primarily in connection with our facility leases. Letters of credit in connection with our facility leases are collateralized by certificates of deposit . Refer to Note 8 for additional details.

Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and datacenters with lease periods expiring between fiscal 2018 and 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.

We also entered into various capital lease arrangements to obtain servers and related equipment for our operations. These agreements are typically for three to four years. The leases are secured by the underlying leased servers and related equipment.

As of January 31, 2017, future minimum lease payments under non-cancellable capital and operating leases are as follows (in thousands):

Years ending January 31:	Capital Leases	Operating Leases, net of Sublease Income
2018	$14,570	$20,668
2019	12,084	23,645
2020	6,587	27,485
2021	3,343	27,327
2022	—	26,383
Thereafter	—	146,457
Total minimum lease payments	$36,584	$271,965
Less: amount representing interest	(1,139)
Present value of minimum lease payments	$35,445

In fiscal years 2017 and 2016, we signed subleases for certain floors of our new headquarters and in the fiscal year 2017, we signed a sublease for one floor of our office in San Francisco. These subleases have terms ranging from 19 to 49 months that will expire in fiscal 2018 and 2021. Non-cancellable sublease proceeds for the years ending January 31, 2018, 2019, 2020 and 2021 of $7.7 million, $5.8 million, $1.9 million and $1.7 million, respectively, are included in the table above.

We recognize rent expense under our operating leases on a straight-line basis. Rent expense totaled $18.5 million, $20.9 million and $5.6 million, net of sublease income of $6.8 million, $1.3 million and $1.8 million for the years ended January 31, 2017, 2016 and 2015, respectively.

Purchase Obligations

As of January 31, 2017, future payments under non-cancellable contractual purchases, which relate primarily to datacenter operations and sales and marketing activities, are as follows (in thousands):

Years ending January 31:
2018	$14,207
2019	16,887
2020	15,000
$46,094

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

On March 31, 2016, Open Text and the Company entered into a Confidential Settlement and Release Agreement (the “Settlement Agreement”), which fully settled the lawsuit and resulted in a full dismissal of the case against the Company. In connection with such settlement, the Company paid an amount equal to $3.75 million in total to Open Text, and the Company's obligation to pay the jury award amount of approximately $4.9 million and all pre- and post-judgment interest was terminated. The parties agreed to drop all appeals pending in connection with the litigation and each agreed to certain standard mutual releases related to the subject matter of the suit. The settlement has no impact on the Groupware Patent and Dialog Patent claims that were found to be invalid by the Court during the litigation against the Company and against Alfresco Software. We recorded the settlement payment of $3.75 million, reversed previous settlement accruals and interest of $5.6 million, and recorded $0.1 million in recurring amortization for the asset, resulting in net income of $1.7 million in our consolidated statement of operations for the year ended January 31, 2017.

In addition to the litigation discussed above, from time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of January 31, 2017.

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

Note 8. Debt

Line of Credit

In August 2013, we entered into a two-year $100.0 million secured revolving credit facility (August 2013 Facility). The August 2013 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to the London Interbank Offer Rate (LIBOR) plus 3.0% or the Alternate Base Rate (ABR) plus 2.0%. In addition, there is a commitment fee of 0.5% on outstanding unused commitment amount. At closing, we drew $34.0 million at 3.4% (six month LIBOR plus 3.0%) which we used to repay the outstanding loans and the related early payoff and end of term fees, as well as for other general corporate purposes. In July 2014, we drew an additional $12.0 million under the credit facility at 3.3% (six month LIBOR plus 3.0%). In September 2014, we paid down $6.0 million and amended the credit facility to reduce our borrowing capacity from $100.0 million to $75.0 million and extend the facility through August 2016. Concurrently and in conjunction with the execution of our new headquarters lease in September 2014, letters of credit in the aggregate amount of $25.0 million were issued under the credit facility. These letters of credit reduce our total borrowing capacity under the credit facility and are subject to interest at 3.25% per annum. As of January 31, 2015, the outstanding borrowings under the credit facility were $40.0 million, and our remaining borrowing capacity under the credit facility was $10.0 million.

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

The December 2015 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit is required for the December 2015 Facility, we are eligible for the lowest interest rate if we maintain at least $40.0 million in deposits with the lender.  In addition, there is an annual fee of 0.2% on the total commitment amount.  At closing, we drew $40.0 million at 1.82% (six month LIBOR plus 1.25%) which we used repay the outstanding principal balance under the August 2013 Facility. Borrowings under the December 2015 Facility are collateralized by substantially all of our assets in the United States. It also contains various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as customary limitations on dispositions, mergers or consolidations and other corporate activities. As of January 31, 2017, we were in compliance with all financial covenants. In February 2017, we amended the December 2015 Facility to extend the maturity date to December 2018.

In connection with the above credit facilities, we incurred interest expense, net of capitalized interest costs, of $0.9 million, $1.9 million and $2.5 million during the years ended January 31, 2017, 2016 and 2015, respectively. During the same periods, we capitalized $27,000, $400,000 and $311,000 of interest costs. Interest expense also includes amortization of issuance costs, unused commitment fees and fees on letters of credit which are recognized over the related term of the borrowing.

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

As of January 31, 2017 and 2016, we held an aggregate of 3,052,953 shares of common stock as treasury stock.

Note 10. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our IPO. A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii)

nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Options and restricted stock units generally vest 25% one year from the vesting commencement date and (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter. As of January 31, 2017, 14,782,770 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of January 31, 2017, 2,495,182 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2015	17,465,571	$5.67	7.80	$229,713
Options granted	1,898,700	15.62
Option exercised	(2,196,516)	3.26
Options forfeited/cancelled	(1,533,237)	8.67
Balance as of January 31, 2016	15,634,518	$6.92	7.12	$82,541
Options granted	1,018,136	13.88
Option exercised	(2,908,077)	3.81
Options forfeited/cancelled	(1,425,777)	13.68
Balance as of January 31, 2017	12,318,800	$7.44	6.42	$119,606
Vested and expected to vest as of January 31, 2017	12,193,438	$7.39	6.40	$119,076
Exercisable as of January 31, 2017	9,223,709	$5.59	5.83	$106,518

The aggregate intrinsic value of options vested and expected to vest as of January 31, 2017 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the years ended January 31, 2017, 2016 and 2015 was $26.9 million, $24.8 million and $27.5 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the years ended January 31, 2017, 2016 and 2015 was $15.2 million, $16.7 million and $16.4 million, respectively. The weighted-average grant date fair value of options granted to employees during the years ended January 31, 2017, 2016 and 2015 was $5.77, $6.72 and $7.46 per share, respectively.

As of January 31, 2017, there was $16.1 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.33 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2015	4,939,709	$15.66
Granted	6,052,788	15.69
Vested, net of shares withheld for employee payroll taxes	(982,140)	16.12
Forfeited/cancelled, including shares withheld for employee payroll taxes	(1,805,389)	16.07
Unvested balance - January 31, 2016	8,204,968	$15.54
Granted	9,078,555	14.15
Vested, net of shares withheld for employee payroll taxes	(1,994,363)	15.33
Forfeited/cancelled, including shares withheld for employee payroll taxes	(3,466,844)	14.97
Unvested balance - January 31, 2017	11,822,316	$14.67

As of January 31, 2017, there was $153.3 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.74 years.

Restricted Stock Awards

The following table summarizes the restricted stock awards activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2015	172,661	$9.60
Granted	28,864	17.54
Vested, net of shares withheld for employee payroll taxes	(102,619)	11.79
Forfeited/cancelled, including shares withheld for employee payroll taxes	(68,299)	8.87
Unvested balance - January 31, 2016	30,607	$11.38
Vested, net of shares withheld for employee payroll taxes	(21,982)	11.46
Forfeited/cancelled, including shares withheld for employee payroll taxes	(2,783)	9.77
Unvested balance - January 31, 2017	5,842	$11.86

As of January 31, 2017, unrecognized stock-based compensation expense related to outstanding restricted stock awards granted to employees that is expected to be recognized over a weighted-average period of 0.30 year was immaterial.

In addition, in connection with our fiscal 2015 acquisitions, we issued 344,667 shares of restricted stock awards with a weighted-average grant date fair value of $12.96 per share. These restricted stock awards were separately authorized by our board of directors, and did not reduce the number of shares available for future issuance under our equity incentive plans.

As of January 31, 2017, there was $0.8 million of unrecognized stock-based compensation expense related to outstanding restricted stock awards granted outside of the equity incentive plans that is expected to be recognized over a weighted-average period of 0.71 year. In addition, there were 145,737 unvested shares as of January 31, 2017.

As of January 31, 2017, there was $0.2 million of unrecognized stock-based compensation related to 21,608 shares of contingently issuable common stock for certain bonus awards given in connection with our fiscal 2016 and 2015 acquisitions that is expected to be recognized over a weighted-average period of 0.42 year.

2015 ESPP and Other

As of January 31, 2017, there was $8.4 million of unrecognized stock-based compensation expense related to our 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended
	January 31,
	2017	2016	2015
Cost of revenue	$7,882	$4,664	$1,492
Research and development	30,796	24,696	11,767
Sales and marketing	26,142	19,530	11,616
General and administrative	13,552	10,614	7,054
Total stock-based compensation	$78,372	$59,504	$31,929

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Year Ended
	January 31,
	2017			2016			2015
Employee Stock Options
Expected term (in years)	5.5	–	6.0	5.5	–	6.1	5.7	–	6.2
Risk-free interest rate	1.3%	–	2.0%	1.5%	–	1.9%	1.8%	–	2.1%
Volatility	40%	–	43%	42%	–	44%	45%	–	49%
Dividend yield			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	–	2.0	0.5	–	2.0	0.6	–	2.1
Risk-free interest rate	0.5%	–	0.9%	0.2%	–	0.8%	0.1%	–	0.6%
Volatility	39%	–	60%	33%	–	41%	37%	–	41%
Dividend yield			0%			0%			0%

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

Note 11. Net Loss per Share

We calculate our basic and diluted net loss per share in conformity with the two-class method required for companies with participating securities. Under the two-class method, basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units, shares issuable pursuant to our employee stock purchase plan, shares subject to repurchase from early exercised options and unvested restricted stock, and contingently issuable shares are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended January 31,
	2017		2016		2015
	Class A	Class B	Class A	Class B	Class A		Class B
Numerator:
Net loss	$(64,771)	$(87,016)	$(49,448)	$(153,500)	$(1,677)		$(166,550)
Add: accretion of redeemable convertible preferred stock	—	—	—	—	(115)		(11,388)
Add: deemed dividend on the conversion of Series F redeemable convertible preferred stock	—	—	—	—	(23)		(2,239)
Net loss attributable to common stockholders	$(64,771)	$(87,016)	$(49,448)	$(153,500)	$(1,815)		$(180,177)
Denominator:
Weighted-average number of shares outstanding—basic and diluted	54,394	73,075	29,540	91,700	158		15,696
Net loss per share attributable to common stockholders—basic and diluted	$(1.19)	$(1.19)	$(1.67)	$(1.67)	$(11.48)	*	$(11.48)

*	Amounts cannot be recalculated due to rounding

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended January 31,
	2017	2016	2015
Redeemable convertible preferred stock	—	—	79,519
Options to purchase common stock	13,550	16,654	18,146
Restricted stock units	10,121	7,233	2,994
Employee stock purchase plan	2,090	3,944	—
Warrants to purchase redeemable convertible preferred stock	—	—	86
Shares subject to repurchase from early-exercised options and unvested restricted stock	324	551	623
Contingently issuable common stock	77	115	91
	26,162	28,497	101,459

Note 12. Income Taxes

The components of loss before provision (benefit) for income taxes were as follows (in thousands):

	Year Ended January 31,
	2017	2016	2015
United States	$(115,640)	$(155,794)	$(132,084)
Foreign	(35,233)	(46,464)	(36,712)
Total	$(150,873)	$(202,258)	$(168,796)

The components of the provision (benefit) for income taxes were as follows (in thousands):

	Year Ended January 31,
	2017	2016	2015
Current:
Federal	$26	$29	$25
State	122	146	135
Foreign	770	298	670
Total	$918	$473	$830
Deferred:
Federal	$96	$61	$(1,009)
State	—	—	(109)
Foreign	(100)	156	(281)
Total	$(4)	$217	$(1,399)
Provision (benefit) for income taxes	$914	$690	$(569)

The items accounting for the difference between income taxes computed at the federal statutory income tax rate of 34% and the provision for income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2017	2016	2015
Tax benefit at federal statutory rate	$(51,297)	$(68,767)	$(57,391)
State taxes, net of federal benefit	(7,778)	(8,799)	(5,322)
Foreign rate difference	7,363	6,744	4,043
Nondeductible expenses	594	429	451
Research and development credit	(3,607)	(3,533)	(2,396)
Stock-based compensation	6,451	6,214	4,703
Change in reserve for unrecognized tax benefits	3,634	3,562	2,421
Other	97	61	709
Change in valuation allowance	45,457	64,779	52,213
Provision for income taxes	$914	$690	$(569)

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$227,023	$184,301
Accruals and reserves	23,960	26,412
Stock-based compensation	13,304	11,627
Depreciation and amortization	7,513	6,217
Tax credit carryover	4,002	4,002
Acquired intangible assets	811	—
Total deferred tax assets	276,613	232,559
Valuation allowance	(276,392)	(232,211)
Total deferred tax assets, net of valuation allowance	221	348
Deferred tax liabilities:
Acquired intangible assets	—	(223)
Goodwill with indefinite life amortization	(157)	(61)
Total deferred tax liabilities	(157)	(284)
Net deferred tax assets	$64	$64

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, we have established a full valuation allowance against our U.S. and United Kingdom deferred tax assets to the extent they are not offset by liabilities from uncertain tax positions based on our history of losses. The valuation allowance increased by $44.2 million and $64.8 million, respectively, during the years ended January 31, 2017 and 2016. During the years ended January 31, 2017 and 2016, no valuation allowance was released.

As of January 31, 2017, we had federal, state and foreign net operating loss carryforwards of $518.0 million, $498.6 million and $164.8 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards will expire at various dates beginning in 2025, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2028, if not utilized. The foreign net operating loss carryforwards do not expire. In addition, as of January 31, 2017, we had federal and state research and development tax credit carryforwards of $14.3 million and $15.9 million, respectively. The federal research and development tax credit carryforwards will expire beginning in 2025 if not utilized. The state research and development tax credit carryforwards do not expire.

Included in the net operating loss and research and development tax credit carryforwards are approximately $25.2 million of excess tax benefits from employee stock option exercises, for which the Company has not recorded a deferred tax asset. When such excess tax benefits are ultimately realized, the tax effect of $25.2 million will be recorded to additional paid in capital. This amount will be included in the overall adoption of ASU 2016-09, as described in Note 2.

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

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	Year Ended January 31,
	2017	2016	2015
Unrecognized tax benefits—beginning of period	$20,656	$13,607	$8,147
Additions for tax positions related to prior year	447	238	43
Reductions for tax positions related to prior year	—	—	(19)
Additions for tax positions related to current year	7,541	6,811	5,436
Unrecognized tax benefits—end of period	$28,644	$20,656	$13,607

The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of January 31, 2017, 2016 and 2015. It is reasonably possible that a reduction of up to $0.3 million of existing unrecognized tax benefits could occur in the next 12 months.

Our policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of our income tax provision. Interest and penalties were not significant during the years ended January 31, 2017, 2016 and 2015.

We file tax returns in the United States for federal, California, and other states. All tax years remain open to examination for both federal and state purposes as a result of the net operating loss and credit carryforwards. We file foreign tax returns in the United Kingdom starting with the year ended January 31, 2013, in France, Germany, and Japan starting with the year ended January 31, 2014, in Canada starting with the year ended January 31, 2015 and in Australia and Sweden starting with the year ended January 31, 2016. These tax years remain open to examination.

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

Note 15. Redeemable Convertible Preferred Stock and Warrants

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

We recorded redeemable convertible preferred stock accretion of $11.5 million during the year ended January 31, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2017. The effectiveness of the Company’s internal control over financial reporting as of January 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 annual meeting of stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended January 31, 2017, and is incorporated in this report by reference.

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on the Corporate Governance portion of our website at http://www.boxinvestorrelations.com/. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2017

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Aaron Levie	Chairman and Chief Executive Officer (Principal Executive Officer)	March 24, 2017
Aaron Levie

/s/ Dylan Smith	Chief Financial Officer and Director (Principal Financial Officer)	March 24, 2017
Dylan Smith

/s/ Jeff Mannie	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 24, 2017
Jeff Mannie

/s/ Dana Evan	Director	March 24, 2017
Dana Evan

/s/ Steven Krausz	Director	March 24, 2017
Steven Krausz

/s/ Dan Levin	President, Chief Operating Officer and Director	March 24, 2017
Dan Levin

/s/ Rory O’Driscoll	Director	March 24, 2017
Rory O’Driscoll

/s/ Gary Reiner	Director	March 24, 2017
Gary Reiner

/s/ Josh Stein	Director	March 24, 2017
Josh Stein

/s/ Bryan Taylor	Director	March 24, 2017
Bryan Taylor

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-36805	3.1	March 30, 2015

3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-36805	3.2	March 30, 2015

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194767	4.1	July 7, 2014

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of July 7, 2014.	S-1/A	333-194767	4.2	July 7, 2014

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194767	10.1	July 7, 2014

10.2*	Box, Inc. 2015 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.2	January 9, 2015

10.3*	Box, Inc. 2015 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-194767	10.3	January 9, 2015

10.4*	Box, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.4	January 9, 2015

10.5*	Box, Inc. 2006 Stock Incentive Plan and related form agreements.	S-1/A	333-194767	10.5	January 9, 2015

10.6*	Box, Inc. Executive Incentive Plan.	S-1/A	333-194767	10.6	July 7, 2014

10.7*	Box, Inc. Outside Director Compensation Policy.	10-Q	001-36805	10.1	June 12, 2015

10.8*	Form of Change in Control and Severance Agreement between the Registrant and each of Aaron Levie, Dan Levin and Dylan Smith.	S-1/A	333-194767	10.7	December 10, 2014

10.9*	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1/A	333-194767	10.7A	December 10, 2014

10.10*	Offer Letter between the Registrant and Aaron Levie, dated as of December 19, 2014.	S-1/A	333-194767	10.8	January 9, 2015

10.11*	Offer Letter between the Registrant and Dan Levin, dated as of December 19, 2014.	S-1/A	333-194767	10.9	January 9, 2015

10.12*	Offer Letter between the Registrant and Dylan Smith, dated as of December 19, 2014.	S-1/A	333-194767	10.10	January 9, 2015

10.13*	Offer Letter between the Registrant and Peter McGoff, dated as of December 19, 2014.	S-1/A	333-194767	10.11	January 9, 2015
10.14*	Offer Letter between the Registrant and Graham Younger, dated as of December 19, 2014.	S-1/A	333-194767	10.12	January 9, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.15☐	Master License and Service Agreement between the Registrant and CoreSite, L.P., dated as of March 17, 2008.	S-1/A	333-194767	10.15	July 7, 2014

10.16	Master Service Agreement between the Registrant and Equinix Operating Co., Inc., dated as of April 29, 2008.	S-1	333-194767	10.16	March 24, 2014

10.17	Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of December 20, 2011.	S-1	333-194767	10.17	March 24, 2014

10.18	Office Lease between the Registrant and Redwood City Partners, LLC, dated as of September 15, 2014.	S-1/A	333-194767	10.18	January 9, 2015

10.19	Credit Agreement by and between Box, Inc. and HSBC Bank USA, National Association, dated as of December 4, 2015.	8-K	001-36805	10.1	December 7, 2016

10.20	Amendment No. 1 to Credit Agreement by and between Box, Inc. and HSBC Bank USA, National Association, dated as of February 11, 2016	10-K	001-36805	10.25	March 30, 2016

10.21☐	Master License and Service Agreement by and among the Registrant and entities affiliated with CoreSite, dated as of December 18, 2015.	10-Q	001-36805	10.1	December 8, 2016

10.22☐	Wholesale Datacenter Lease by and between the Registrant and Vantage Data Centers, dated as of July 27, 2016.	10-Q	001-36805	10.2	December 8, 2016

10.23☐	Wholesale Datacenter Lease by and between the Registrant and Vantage Data Centers, dated as of July 27, 2016.	10-Q	001-36805	10.3	December 8, 2016
10.24	Amendment No. 2 to the Credit Agreement, dated February 28, 2017, between Box, Inc. and HSBC Bank USA National Association.	8-K	001-36805	10.1	March 1, 2017

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
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