Form 10-Q
period 2017-04-30
BOX INC
filed 2017-06-09
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO   ☒

As of May 31, 2017, the number of shares of the registrant’s Class A common stock outstanding was 80,348,904 and the number of shares of the registrant’s Class B common stock outstanding was 52,449,596.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to maintain an adequate rate of revenue and billings growth and our expectations regarding such growth;
•	our business plan and our ability to effectively manage our growth;
•	our ability to achieve profitability and positive cash flow;
•	our ability to achieve our long-term margin objectives;
•	costs associated with defending intellectual property infringement and other claims;
•	our ability to attract and retain end-customers;
•	our ability to further penetrate our existing customer base;
•	our expectations regarding our retention rate;
•	our ability to displace existing products in established markets;
•	our ability to expand our leadership position as a cloud content platform;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and bring them to market in a timely manner;
•

our plans to further invest in our business, including investment in research and development, sales and marketing, our datacenter infrastructure and our professional services organization, and our ability to effectively manage such investments;

•	our ability to expand internationally;
•	the effects of increased competition in our market and our ability to compete effectively;
•	the effects of seasonal trends on our operating results;
•	our belief regarding the sufficiency of our cash, cash equivalents and our credit facilities to meet our working capital and capital expenditure needs for the next 12 months;
•	our expectations concerning relationships with third parties;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to realize the anticipated benefits of our partnerships with third parties;
•	our ability to maintain, protect and enhance our brand and intellectual property; and
•	future acquisitions of or investments in complementary companies, products, services or technologies and our ability to successfully integrate such companies or assets.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 30,	January 31,
	2017	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$183,691	$177,391
Accounts receivable, net of allowance of $2,189 and $3,346	82,767	120,113
Prepaid expenses and other current assets	14,836	10,826
Deferred commissions	12,776	13,771
Total current assets	294,070	322,101
Property and equipment, net	117,568	117,176
Intangible assets, net	140	543
Goodwill	16,293	16,293
Restricted cash	26,781	26,781
Other long-term assets	9,023	10,780
Total assets	$463,875	$493,674
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,829	$6,658
Accrued compensation and benefits	16,329	30,415
Accrued expenses and other current liabilities	20,034	17,713
Capital lease obligations	15,663	13,748
Deferred revenue	208,615	228,656
Deferred rent	1,084	751
Total current liabilities	275,554	297,941
Debt, non-current	40,000	40,000
Capital lease obligations, non-current	24,644	21,697
Deferred revenue, non-current	15,700	13,328
Deferred rent, non-current	45,329	44,207
Other long-term liabilities	2,804	1,769
Total liabilities	404,031	418,942
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of April 30 (unaudited) and January 31, 2017	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 77,966 shares (unaudited) and 67,831 shares issued and outstanding as of April 30 and January 31, 2017, respectively	8	7
Class B common stock, par value $0.0001 per share; 200,000 shares authorized; 54,807 shares (unaudited) and 62,780 shares issued and outstanding as of April 30 and January 31, 2017, respectively	5	6
Additional paid-in capital	985,313	960,144
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive loss	(91)	(120)
Accumulated deficit	(924,214)	(884,128)
Total stockholders’ equity	59,844	74,732
Total liabilities and stockholders’ equity	$463,875	$493,674

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	April 30,
	2017	2016
Revenue	$117,222	$90,155
Cost of revenue	32,723	27,859
Gross profit	84,499	62,296
Operating expenses:
Research and development	33,534	26,907
Sales and marketing	70,663	59,472
General and administrative	20,281	14,509
Total operating expenses	124,478	100,888
Loss from operations	(39,979)	(38,592)
Interest expense, net	(279)	(176)
Other income, net	16	441
Loss before provision for income taxes	(40,242)	(38,327)
(Benefit) provision for income taxes	(156)	248
Net loss	$(40,086)	$(38,575)
Net loss per common share, basic and diluted	$(0.30)	$(0.31)
Weighted-average shares used to compute net loss per share, basic and diluted	131,469	124,932

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended
	April 30,
	2017	2016
Net loss	$(40,086)	$(38,575)
Other comprehensive income*:
Changes in foreign currency translation adjustment	29	114
Net change in unrealized gain on available-for-sale investments	—	2
Other comprehensive income*:	29	116
Comprehensive loss	$(40,057)	$(38,459)

*	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,086)	$(38,575)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,572	12,084
Stock-based compensation expense	22,946	16,089
Amortization of deferred commissions	4,990	4,771
Other	22	108
Changes in operating assets and liabilities:
Accounts receivable, net	37,346	41,927
Deferred commissions	(2,784)	(2,257)
Prepaid expenses and other assets, current and noncurrent	(2,541)	(227)
Accounts payable	7,182	266
Accrued expenses and other liabilities	(10,967)	(26,698)
Deferred rent	530	2,510
Deferred revenue	(17,669)	(14,229)
Net cash provided by (used in) operating activities	8,541	(4,231)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of marketable securities	—	6,586
Purchases of property and equipment	(784)	(10,976)
Proceeds from sale of property and equipment	27	4
Net cash used in investing activities	(757)	(4,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of borrowing costs	—	(93)
Proceeds from exercise of stock options, net of repurchases of early exercised stock options	2,456	2,246
Proceeds from issuances of common stock under employee stock purchase plan	8,881	9,016
Employee payroll taxes paid related to net share settlement of restricted stock units	(9,114)	(4,768)
Payments of capital lease obligations	(3,736)	(949)
Net cash (used in) provided by financing activities	(1,513)	5,452
Effect of exchange rate changes on cash and cash equivalents	29	114
Net increase (decrease) in cash and cash equivalents	6,300	(3,051)
Cash and cash equivalents, beginning of period	177,391	185,741
Cash and cash equivalents, end of period	$183,691	$182,690
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$423	$233
Cash paid for income taxes, net of tax refunds	545	118
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued equipment purchases	$(1,164)	$(12,844)
Purchases of property and equipment under capital lease	9,709	4,348
Change in unpaid tax related to capital lease	235	(198)
Change in unpaid taxes related to net share settlement of restricted stocks	—	461
Vesting of early exercised stock options and restricted stock	—	11

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2017 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended April 30, 2017 and 2016, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2017 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2017. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. There have been no changes to our critical accounting policies and estimates during the three months ended April 30, 2017 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of April 30, 2017, and our results of operations, including our comprehensive loss, and our cash flows for the three months ended April 30, 2017 and 2016. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2018.

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

We sell to a broad range of customers, including resellers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for accounts receivable based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are reasonably assured based on the size, industry diversification, financial condition and past transaction history of our customers. As of April 30, 2017, one customer, which was a reseller, accounted for more than 10% of total accounts receivable. As of January 31, 2017,

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

two customers, which were both resellers, accounted for more than 10% of total accounts receivable. No single customer, including resellers, represented over 10% of revenue during the three months ended April 30, 2017 and 2016.

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

Geographic Locations

Revenue attributed to the United States was 78% and 83% for the three months ended April 30, 2017 and 2016, respectively. No other country outside of the United States comprised 10% or greater of our revenue for any of the periods presented.

Substantially all of our net assets are located in the United States. As of April 30 and January 31, 2017, property and equipment located in the United States was 99.7%.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. As of April 30 and January 31, 2017, we had $26.8 million in restricted cash. Restricted cash consists of certificates of deposit related to our leases. The new standard is effective for us beginning February 1, 2018, with early adoption permitted. We do not believe the adoption of ASU 2016-18 will have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to put most leases on their balance sheet while recognizing expense in a manner similar to existing accounting. The new accounting guidance is effective for us beginning February 1, 2019 with early adoption permitted. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of sales commission costs related to obtaining customer contracts. In addition, the FASB issued subsequent ASUs, which serve to clarify certain aspects of ASU 2014-09. The standard will be effective for us beginning February 1, 2018, with early adoption permitted. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method that will result in a cumulative effect adjustment.

We have established a cross-functional coordinated implementation team to implement the standard update related to the recognition of revenue from contracts with customers. We have identified, and are in the process of implementing, appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. Based on our ongoing evaluation, we believe the impacts of this ASU will be related to the capitalization and amortization of sales commissions, the timing of revenue recognition for certain sales contracts, and their respective disclosures. We expect there may be a change to the period over which sales commissions will be amortized to align to an estimated customer life and a change to the scope of capitalized sales commissions based on the definition of incremental costs of obtaining a contract. In addition, there may be a change in relation to the timing of revenue recognition for certain sales contracts, due primarily to the removal of the current limitation on contingent revenue. These changes are being evaluated to determine the potential impact to our financial statements and disclosures. We continue to assess all potential impacts of this ASU, so our preliminary conclusions may change.

Recently Adopted Accounting Pronouncements

In April 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation. ASU 2016-09 changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement. In addition, cash flows related to excess tax benefits will be presented as an operating activity on the cash flow statement. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flow statement, and provides an accounting policy election to account for forfeitures as they occur. We adopted this ASU during the first quarter of fiscal 2018.

As required by the standard, excess tax benefits recognized on stock-based compensation expense were prospectively reflected in our condensed consolidated statements of income as a component of the provision for income taxes rather than on the condensed consolidated balance sheet as a paid-in capital. Included in our net operating loss and research and development tax credit carryforwards are approximately $25.2 million of excess tax benefits from employee stock option exercises, for which we have not realized a deferred tax asset since it is fully offset by a valuation allowance, resulting in no impact to our consolidated financial statements including any cumulative effect to accumulated deficit from previously unrecognized excess tax benefits. Our policy has been to classify cash flows related to excess tax benefits as part of operating activities and cash payments made on employee’s behalf for withheld shares as part of financing activities, and thus, the adoption of this standard had no effect on our condensed consolidated statements of cash flows. Further, we did not elect an accounting policy change to record forfeitures as they occur and thus will continue to estimate the number of forfeitures expected to occur. Other amendments in the guidance did not impact our condensed consolidated financial statements.

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

We measure restricted cash at fair value on a recurring basis. We classify this asset within Level 1 or Level 2 because they are valued using either quoted market prices for identical assets or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. We have restricted cash in the form of certificates of deposits of $26.8 million as of April 30 and January 31, 2017 classified within Level 2.

Note 3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30,	January 31,
	2017	2017
Prepaid expenses	$11,029	$9,256
Other current assets	3,807	1,570
Total prepaid expenses and other current assets	$14,836	$10,826

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	April 30,	January 31,
	2017	2017
Servers	$145,081	$143,219
Leasehold improvements	64,422	64,379
Computer hardware and software	11,688	11,373
Furniture and fixtures	12,941	12,824
Construction in progress	9,039	5,882
Total property and equipment	243,171	237,677
Less: accumulated depreciation	(125,603)	(120,501)
Total property and equipment, net	$117,568	$117,176

As of April 30, 2017, the gross carrying amount of property and equipment included $50.5 million of servers and $8.4 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $14.3 million. As of January 31, 2017, the gross carrying amount of property and equipment included $43.2

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

million of servers and related equipment and $5.6 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $10.4 million.

Depreciation expense related to property and equipment was $9.2 million and $10.6 million for the three months ended April 30, 2017 and 2016, respectively. Included in these amounts was depreciation expense for servers acquired under capital leases in the amount of $3.8 million and $1.3 million for the three months ended April 30, 2017 and 2016, respectively. Construction in progress primarily consists of servers, networking equipment and storage infrastructure being provisioned in our datacenter facilities as well as leasehold improvements. In addition, the amounts of interest capitalized to property and equipment were not material for the three months ended April 30, 2017 and 2016.

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

Note 5. Goodwill and Intangible Assets

There was no goodwill activity during the three months ended April 30, 2017.

Intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (1)		Gross Value	Accumulated Amortization	Net Carrying Value
April 30, 2017
Developed technology	2.5	years	$14,273	$(14,273)	$—
Trade name and other	6.9	years	1,201	(1,061)	140
Intangibles, net			$15,474	$(15,334)	$140

January 31, 2017
Developed technology	2.5	years	$14,273	$(13,908)	$365
Trade name and other	6.9	years	1,201	(1,023)	178
Intangibles, net			$15,474	$(14,931)	$543

(1)	From the date of acquisition

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible amortization expense was $0.4 million and $1.5 million for the three months ended April 30, 2017 and 2016, respectively. Amortization of acquired technology is included in cost of revenue and amortization for trade names is included in general and administrative expenses in the consolidated statements of operations. As of April 30, 2017, expected amortization expense for intangible assets was as follows (in thousands):

Years ending January 31:
Remainder of 2018	$116
2019	23
2020	1
$140

Note 6. Commitments and Contingencies

Letters of Credit

As of April 30 and January 31, 2017, we had letters of credit in the aggregate amount of $26.8 million in connection with our operating and capital leases. Letters of credit in connection with our facility leases are collateralized by certificates of deposit. Refer to Note 7 for additional details.

Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and datacenters with lease periods expiring primarily between fiscal years 2018 and 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.

We also entered into various capital lease arrangements to obtain servers for our operations. These agreements are typically for three to four years. The leases are secured by the underlying leased servers.

As of April 30, 2017, future minimum lease payments under non-cancellable capital and operating leases are as follows (in thousands):

Years ending January 31:	Capital Leases	Operating Leases, net of Sublease Income
Remainder of 2018	$12,603	$16,964
2019	14,327	26,672
2020	8,828	30,803
2021	5,584	30,626
2022	302	27,966
Thereafter	—	146,592
Total minimum lease payments	$41,644	$279,623
Less: amount representing interest	(1,337)
Present value of minimum lease payments	$40,307

We sublease certain floors of our headquarters and one floor of our office in San Francisco. These subleases have terms ranging from 19 to 49 months that will expire between fiscal 2018 and 2021. Non-cancellable sublease proceeds for the years ending January 31, 2018, 2019, 2020 and 2021 of $5.7 million, $5.8 million, $1.9 million and $1.7 million, respectively, are included in the table above.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. We did not have material asset retirement obligations as of April 30, 2017 and

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

January 31, 2017. In addition, sufficient information did not exist as of April 30, 2017 to reasonably estimate the fair value of asset retirement obligations for a Tokyo, Japan lease signed in April 2017.

We recognize rent expense under our operating leases on a straight-line basis. Rent expense totaled $5.3 million and $4.4 million, net of sublease income of $1.9 million and $1.6 million for the three months ended April 30, 2017 and 2016, respectively.

Purchase Obligations

As of April 30, 2017, future payments under non-cancellable contractual purchases, which relate primarily to datacenter operations and sales and marketing activities, are as follows (in thousands):

Years ending January 31:
Remainder of 2018	$7,653
2019	16,887
2020	15,000
$39,540

          Legal Matters

In June 2013, Open Text S.A. (Open Text) filed a lawsuit against us in the U.S. District Court, Eastern District of Virginia, alleging that our core cloud software and Box Edit application infringed 12 patents of Open Text. This case was subsequently transferred to the U.S. District Court for the Northern District of California and, in February 2015, went to trial. In February 2015, the jury returned a verdict in which it awarded damages in favor of Open Text in a lump sum and fully paid-up royalty in the amount of $4.9 million. Both parties appealed certain aspects of the trial. While we continued to defend the lawsuit vigorously and continued to believe we had valid defense to Open Text’s claims, we considered the issuance of the verdict a recognized subsequent event that provided additional evidence about conditions which existed as of January 31, 2015. Accordingly, as of January 31, 2015, we accrued $4.9 million in relation to the jury award and recorded an expense in the amount of $3.9 million for the year ended January 31, 2015, in relation to the portion of the jury award attributable to prior periods. The portion of the jury award attributable to future periods was recorded as an asset as of January 31, 2015. This asset was amortized over an estimated useful life of 14 months, and the amortization expense was $0.9 million for the year ended January 31, 2016. In addition, we deemed Open Text’s claim for interest on the jury award amount to be probable and estimable for the first time in July 2015. As such, we accrued additional expenses in the aggregate amount of $0.7 million during the year ended January 31, 2016, in relation to the interest on the jury award amount.

On March 31, 2016, we entered into a Confidential Settlement and Release Agreement with Open Text (the “Settlement Agreement”), which fully settled the lawsuit and resulted in a full dismissal of the case against the Company. In connection with such settlement, we paid $3.75 million in total to Open Text, and our obligation to pay the jury award amount of approximately $4.9 million and all pre- and post-judgment interest was terminated. The parties agreed to drop all appeals pending in connection with the litigation and each agreed to certain standard mutual releases related to the subject matter of the suit. We recorded the settlement payment of $3.75 million, reversed previous related accruals and interest of $5.6 million, and recorded $0.1 million in recurring amortization for the asset, resulting in net income of $1.7 million in our condensed consolidated statement of operations for the three months ended April 30, 2016.

In addition to the litigation discussed above, from time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2017.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 7. Debt

Line of Credit

In December 2015, we entered into a revolving credit facility (December 2015 Facility) with a lender in the amount of up to $40.0 million maturing in December 2017. The December 2015 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit is required for the December 2015 Facility, we are eligible for the lowest interest rate if we maintain at least $40 million in deposits with the lender.  In addition, there is an annual fee of 0.2% on the total commitment amount. We drew $40.0 million at 1.82% (six month LIBOR plus 1.25%). Borrowings under the December 2015 Facility are collateralized by substantially all of our assets in the United States. It also contains various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as customary limitations on dispositions, mergers or consolidations and other corporate activities. As of April 30, 2017, we were in compliance with all financial covenants. In February 2017, we amended the December 2015 Facility to extend the maturity date to December 2018.

In connection with the December 2015 Facility, we incurred interest expense, net of capitalized interest costs, of $0.2 million both during the three months ended April 30, 2017 and 2016. Interest expense also includes amortization of issuance costs, commitment fees and fees on letters of credit which are recognized over the related term of the borrowing.

Note 8. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Options and restricted stock units generally vest 25% one year from the vesting commencement date and (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter. As of April 30, 2017, 17,404,178 shares were reserved for future issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

In January 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan (2015 ESPP), which became effective prior to the completion of our IPO. A total of 2,500,000 shares of Class A common stock was initially reserved for issuance under the 2015 ESPP. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 ESPP. The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. Except for the initial offering period, the 2015 ESPP provides for 24-month offering periods beginning March 16 and September 16 of each year, and each offering period consists of four six-month purchase periods.

On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of April 30, 2017, 2,969,790 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2017	12,318,800	$7.44
Options granted	1,030,000	16.67
Option exercised	(531,910)	4.62
Options forfeited/cancelled	(65,575)	15.15
Balance as of April 30, 2017	12,751,315	$8.27	6.50	$115,138
Vested and expected to vest as of April 30, 2017	12,600,593	$8.19	6.47	$114,682
Exercisable as of April 30, 2017	9,160,781	$5.91	5.68	$104,276

The aggregate intrinsic value of options vested and expected to vest and exercisable as of April 30, 2017 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the three months ended April 30, 2017 and 2016 was $6.6 million and $11.9 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the three months ended April 30, 2017 and 2016 was $2.6 million and $5.7 million, respectively.  The weighted-average grant date fair value of options granted to employees during the three months ended April 30, 2017 and 2016 was $6.74 and $5.25 per share, respectively.

As of April 30, 2017, there was $20.3 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.77 years.

In April 2017, the Compensation Committee of our Board of Directors approved and granted 475,000 performance-based stock options under the 2015 Plan to certain executive officers where vesting is subject to both the continued employment of the participant and the achievement of market based performance goals established by the Compensation Committee. Subject to the achievement of the performance goals, the performance-based options vest 25% one year from the vesting commencement date and 1/48th per month thereafter. The grant date fair value of these awards was determined using a Monte Carlo valuation model. The aggregate fair value of $3.1 million is being recognized as compensation expense over the service period and will not be reversed if the market condition is not met.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2017	11,822,316	$14.67
Granted	3,782,656	16.69
Vested, net of shares withheld for employee payroll taxes	(792,847)	13.43
Forfeited/cancelled, including shares withheld for employee payroll taxes	(837,932)	14.11
Unvested balance - April 30, 2017	13,974,193	$15.32

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of April 30, 2017, there was $193.8 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.98 years.

Restricted Stock Awards

The following table summarizes the restricted stock activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2017	5,842	$11.86
Vested, net of shares withheld for employee payroll taxes	(2,968)	17.67
Forfeited/cancelled, including shares withheld for employee payroll taxes	—	—
Unvested balance - April 30, 2017	2,874	$5.85

.

As of April 30, 2017, unrecognized stock-based compensation expense related to outstanding restricted stock granted to employees that is expected to be recognized over a remaining weighted-average period of about a month was immaterial.

In addition, in connection with our fiscal 2015 acquisitions, we issued 344,667 shares of restricted stock awards with a weighted-average grant date fair value of $12.96 per share. These restricted stock awards were separately authorized by our board of directors, and did not reduce the number of shares available for future issuance under our equity incentive plans.

As of April 30, 2017, there was $0.5 million of unrecognized stock-based compensation expense related to outstanding restricted stock awards granted outside of the equity incentive plans that is expected to be recognized over a weighted-average period of 0.48 year. In addition, there were 145,737 unvested shares as of April 30, 2017.

          2015 ESPP

As of April 30, 2017, there was $9.6 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Three Months Ended
	April 30,
	2017	2016
Cost of revenue	$2,468	$1,512
Research and development	9,160	6,524
Sales and marketing	7,740	5,230
General and administrative	3,578	2,823
Total stock-based compensation	$22,946	$16,089

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using generally a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	April 30,
	2017			2016
Employee Stock Options
Expected term (in years)			6.0			6.0
Risk-free interest rate	2.1%	-	2.4%			1.3%
Volatility	39%	-	40%			43%
Dividend yield			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0	0.5	-	2.0
Risk-free interest rate	0.9%	-	1.4%	0.5%	-	0.9%
Volatility	28%	-	43%	46%	-	60%
Dividend yield			0%			0%

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2017		2016
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(22,061)	$(18,025)	$(13,632)	$(24,943)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	72,352	59,117	44,151	80,781
Net loss per share—basic and diluted	$(0.30)	$(0.30)	$(0.31)	$(0.31)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended April 30,
	2017	2016
Options to purchase common stock	10,534	14,919
Restricted stock units	12,650	8,534
Employee stock purchase plan	2,187	3,133
Repurchasable shares from early-exercised options and unvested restricted stock	240	394
Contingently issuable common stock	60	88
	25,671	27,068

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

We file tax returns in the United States for federal, California, and other states. All tax years remain open to examination for both federal and state purposes as a result of our net operating loss and credit carryforwards. We file foreign tax returns in the United Kingdom starting with the year ended January 31, 2013, in France, Germany and Japan starting with the year ended January 31, 2014, in Canada starting with the year ended January 31, 2015, and in Australia, Sweden, and Netherlands starting with the year ended January 31, 2016. These tax years remain open to examination.

We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not expect our gross unrecognized tax benefits to change significantly over the next 12 months.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We were founded and publicly launched our platform in 2005 with a simple but powerful idea: to make it incredibly easy for people to securely manage, share and collaborate on their most important content online. In 2006, we introduced a free version of our product in order to rapidly grow our user base, and we surpassed one million registered users by July 2007. As users began to bring our solution into the workplace, we learned that businesses were eager for a solution to empower user-friendly content sharing and collaboration in a secure, manageable way. Starting in 2007, we began enhancing our platform to serve businesses and large enterprises, which meant expanding our business functionality with features such as our administrative console, identity integration, activity reporting and full-text search. To further satisfy the requirements of IT departments in large organizations, we began to invest heavily in enhancing the security of our platform. Also in 2007, we began to build an enterprise sales team. The continual evolution of our platform features allowed our sales team to sell into increasingly larger organizations. To empower users to work securely from anywhere, we built native applications for all major mobile platforms. The introduction of our iPad application in 2010 further accelerated enterprise adoption of our platform. In 2012, we introduced our Box OneCloud platform and our Box Embed framework to encourage developers and independent software vendors (ISVs) to build powerful applications that connect to Box, furthering the reach of the Box service. We continued to innovate by expanding our offerings to include Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; Box Zones, which gives global customers the ability to store their data locally in certain regions; and Box Platform, which further enables customers and partners to build enterprise apps using the Box Platform. In 2014, we launched Box for Industries to accelerate business transformation in every major industry and we continued to expand our international presence further with the opening of our international offices.

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

We have achieved significant growth in a short period of time. Our user base includes over 54 million registered users. We define a registered user as a Box account that has been provisioned to a unique user ID. As of April 30, 2017, over 16% of our registered users were paying users who register as part of a larger enterprise or business account or by using a personal account. We currently have over 74,000 paying organizations, and our solution is offered in 22 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

We intend to continue scaling our organization to meet the increasingly complex needs of our customers. Our sales and customer success teams are organized to efficiently serve organizations ranging from small businesses to the world’s largest global organizations. We have invested, and expect to continue to invest in our sales and marketing teams to sell our services around the world, as well as in our development efforts to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make investments in both our infrastructure to meet the needs of our growing user base and our professional services organization (Box Consulting) to address the strategic needs of our customers in more complex deployments and to drive broader adoption across a wide array of use cases. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future.

For the three months ended April 30, 2017 and 2016, our revenue was $117.2 million and $90.2 million, respectively, representing year-over-year growth of 30%, and our net losses were $40.1 million and $38.6 million, respectively. For the three months ended April 30, 2017 and 2016, revenue from non-U.S. customers represented 22% and 17% of our revenue, respectively. Box is headquartered in Redwood City, California and operates offices in California, New York, Texas, Amsterdam, London, Paris, Stockholm and Tokyo.

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

Key Business Metrics

We use the key metrics below for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that these key metrics provide meaningful supplemental information regarding our performance. We believe that both management and investors benefit from referring to these key metrics in assessing our performance and when planning, forecasting, and analyzing future periods. These key metrics also facilitate management's internal comparisons to our historical performance as well as comparisons to our competitors' operating results. We believe these key metrics are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business.

	Three Months Ended
	April 30,
	2017	2016
Billings (in thousands)	$99,553	$75,926
Billings growth rate	31%	9%
Free cash flow (in thousands)	4,021	(16,156)
Retention rate (period end)	114%	116%

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

We believe that billings help investors better understand our sales activity for a particular period, which is not necessarily reflected in our revenue given that we recognize subscription revenue ratably over the subscription term. We consider billings a significant performance measure and after adjusting for any shifts in relative payment frequencies, a leading indicator of future revenue. We monitor billings to manage our business, make planning decisions, evaluate our performance and allocate resources. We believe that billings offer valuable supplemental information regarding the performance of our business and will help investors better understand the sales volumes and performance of our business. Although we consider billings to be a significant performance measure, we do not consider it to be a non-GAAP financial measure given that it is calculated using exclusively revenue and deferred revenue, both of which are financial measures calculated in accordance with GAAP.

Billings increased 31% in the three months ended April 30, 2017 over three months ended April 30, 2016.  The increase in billings was primarily driven by the addition of new customers with larger initial deployments, expansion of the number of users within existing customers, and an enhanced developer access fee from one of our resellers. To provide investors with additional information regarding our financial results, we have disclosed in the table above and within this report billings, a key financial metric.

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

For the remainder of fiscal year 2018, we expect normalized payment durations. We expect our billings growth and revenue growth to correlate with one another which will mitigate fluctuations in billings not correlated to future revenue. In addition, as we have gained and expect to continue to gain more traction with large enterprise customers, we also anticipate our quarterly billings to increasingly concentrate in the back half of our fiscal year, especially in the fourth quarter.

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended
	April 30,
	2017	2016
GAAP revenue	$117,222	$90,155
Deferred revenue, end of period	224,315	172,184
Less: deferred revenue, beginning of period	(241,984)	(186,413)
Billings	$99,553	$75,926

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

Free cash flow for the three months ended April 30, 2017 was $4.0 million, an improvement of $20.2 million as compared to the three months ended April 30, 2016. The increase in free cash flow was primarily driven by an increase in cash provided by operations of $12.8 million and a decrease in capital expenditures of $10.2 million, partially offset by an increase in capital lease obligation payments of $2.8 million. The primary factors affecting the increase in cash flow from operations include the changes in our operating assets and liabilities of $9.8 million and improvement of our net loss adjusted for non-cash charges by $3.0 million. The decrease in capital expenditures was primarily due to a reduction in capital expenditures related to the completion of our new Redwood City headquarters. In addition, there was a reduction in expenditures for data center assets as well as an increase in the total data center assets financed through capital leases. As we continue to invest in our data center operations, we expect capital lease obligations to increase in the foreseeable future. Our tighter working capital management and completion of Redwood City headquarters have driven significant improvements in free cash flow.

Retention Rate

We calculate our retention rate as of a period end by starting with the annual contract value (ACV) from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period ACV) and a subscription term of at least 12 months. We then calculate ACV from these same customers as of the current period end (Current Period ACV). Finally, we divide the aggregate Current Period ACV for the trailing 12 month period by the aggregate Prior Period ACV for the trailing 12 month period to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the three months ended April 30, 2017. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 114% and 116% as of April 30, 2017 and 2016, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% of the Prior Period ACV. Our retention rates consistently exceeded 100% and were primarily attributable to an increase in user expansion. We believe our investments in product, Customer Success, and Box Consulting are driving our strong customer retention results. As we penetrate customer accounts, we expect our rate of growth in expansion to trend down over time but our retention rate to remain above 100% for the foreseeable future.

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

Cost of Revenue

Our cost of revenue consists primarily of costs related to providing our cloud content management to our paying customers, including employee compensation and related expenses for datacenter operations, customer support and professional services personnel, payments to outside infrastructure service providers, depreciation of servers and equipment, security services and other tools, as well as amortization of acquired technology. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below. We expect our cost of revenue to increase in dollars and may increase as a percentage of revenue as we continue to invest in our datacenter operations and customer support to support the growth of our business, our customer base, as well as our international expansion.

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

General and Administrative. General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, recruiting, information systems and fees for external professional services and cloud based enterprise systems as well as allocated overhead. External professional services fees are primarily comprised of outside legal, litigation, accounting, temporary services, audit and outsourcing services. We expect our general and administrative expense to increase in dollars but to decrease as a percentage of revenue over time due to increasing operational excellence and scale.

Interest Expense, Net

Interest expense, net consists of interest expense and interest income. Interest expense consists of interest charges for our line of credit, fees on our letter of credit, the amortization of capitalized debt issuance costs, and capital leases. Interest income consists of interest earned on our cash, cash equivalents, and restricted cash. We have historically invested our cash in overnight deposits and short term, investment-grade corporate debt, and asset backed securities.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains and losses from foreign currency transactions and other income (expense).

(Benefit) Provision for Income Taxes

(Benefit) provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States and, as applicable, changes in our deferred taxes and related allowance positions and uncertain tax positions.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended
	April 30,
	2017	2016
	(in thousands)
Revenue	$117,222	$90,155
Cost of revenue(1)(2)	32,723	27,859
Gross profit	84,499	62,296
Operating expenses:
Research and development(2)	33,534	26,907
Sales and marketing(2)	70,663	59,472
General and administrative(1)(2)	20,281	14,509
Total operating expenses	124,478	100,888
Loss from operations	(39,979)	(38,592)
Interest expense, net	(279)	(176)
Other income, net	16	441
Loss before provision for income taxes	(40,242)	(38,327)
(Benefit) provision for income taxes	(156)	248
Net loss	$(40,086)	$(38,575)
Net loss per common share, basic and diluted	$(0.30)	$(0.31)
Weighted-average shares used to compute net loss per share, basic and diluted	131,469	124,932

(1) Includes intangible assets amortization as follows:

	Three Months Ended
	April 30,
	2017	2016
	(in thousands)
Cost of revenue	$365	$1,420
General and administrative	39	39
Total intangible assets amortization	$404	$1,459

(2) Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30,
	2017	2016
	(in thousands)
Cost of revenue	$2,468	$1,512
Research and development	9,160	6,524
Sales and marketing	7,740	5,230
General and administrative	3,578	2,823
Total stock-based compensation	$22,946	$16,089

	Three Months Ended
	April 30,
	2017	2016
Percentage of Revenue:
Revenue	100%	100%
Cost of revenue(1)(2)	28	31
Gross profit	72	69
Operating expenses:
Research and development(2)	29	30
Sales and marketing(2)	60	66
General and administrative(1)(2)	17	16
Total operating expenses	106	112
Loss from operations	(34)	(43)
Interest expense, net	—	—
Other income, net	—	—
Loss before (benefit) provision for income taxes	(34)	(43)
(Benefit) provision for income taxes	—	—
Net loss	(34)%	(43)%

(1) Includes intangible assets amortization as follows:

	Three Months Ended
	April 30,
	2017	2016
Cost of revenue	—%	2%
General and administrative	—	—
Total intangible assets amortization	—%	2%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30,
	2017	2016
Cost of revenue	2%	2%
Research and development	8	7
Sales and marketing	7	6
General and administrative	3	3
Total stock-based compensation	20%	18%

Comparison of the Three Months Ended April 30, 2017 and 2016

Revenue

	Three Months Ended
	April 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue	$117,222	$90,155	$27,067	30%

Revenue was $117.2 million for the three months ended April 30, 2017, compared to $90.2 million for the three months ended April 30, 2016, representing an increase of $27.1 million, or 30%. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by more than 18% from April 30, 2016 to April 30, 2017, as well as increased sales of our additional product offerings. Also in this period, we experienced increased renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 114% as of April 30, 2017.

Cost of Revenue

	Three Months Ended
	April 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$32,723	$27,859	$4,864	17%
Percentage of revenue	28%	31%

Cost of revenue was $32.7 million, or 28% of revenue, for the three months ended April 30, 2017, compared to $27.9 million, or 31% of revenue, for the three months ended April 30, 2016, representing an increase of $4.9 million, or 17%. The increase in absolute dollars was primarily due to an increase of $2.0 million in datacenter service costs, an increase of $1.4 million in rent primarily related to the expansion of new data centers, an increase of $1.0 million in stock-based compensation expense primarily driven by an increase in equity grants, an increase of $0.8 million in outside agency consulting services, and an increase in investments for our growing paid users. The increase was partially offset by a $1.1 million net decrease in depreciation primarily related to the change in estimate for the useful lives of certain data center equipment, and a $1.1 million decrease in the amortization of certain intangible assets that reached the end of their estimated useful lives. Despite an increase in absolute dollars, cost of revenue as a percentage of revenue decreased 3 points year-over-year. While we continued to invest in our data center infrastructure, we were able to do so at a lower percentage of revenue year-over-year as our revenue growth outpaced our data center infrastructure spending.

Research and Development

	Three Months Ended
	April 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Research and development	$33,534	$26,907	$6,627	25%
Percentage of revenue	29%	30%

Research and development expenses were $33.5 million, or 29% of revenue, for the three months ended April 30, 2017, compared to $26.9 million, or 30% of revenue, for the three months ended April 30, 2016, representing an increase of $6.6 million, or 25%. The increase in absolute dollars was primarily due to an increase of $2.6 million in employee and related costs primarily driven by the increase in headcount from 276 employees as of April 30, 2016 to 316 employees as of April 30, 2017, an increase of $2.6 million in stock-based compensation expense primarily due to an increase in equity grants, and an increase of $0.9 million in outside agency consulting and contractor services. Despite an increase in absolute dollars spent, research and development expense as a percentage of revenue decreased 1 point year-over-year. While we continued to invest in our product and service offerings and develop new products to further differentiate our offerings, we were able to do so at a lower percentage of revenue year-over-year as our revenue growth outpaced our research and development spending.

Sales and Marketing

	Three Months Ended
	April 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$70,663	$59,472	$11,191	19%
Percentage of revenue	60%	66%

Sales and marketing expenses were $70.7 million, or 60% of revenue, for the three months ended April 30, 2017, compared to $59.5 million, or 66% of revenue, for the three months ended April 30, 2016, representing an increase of $11.2 million, or 19%. The increase in absolute dollars was primarily due to an increase of $5.1 million in employee and related costs and an increase of $2.5 million in stock-based compensation expense primarily driven by the increase in headcount from 595 employees as of April 30, 2016 to 758 employees as of April 30, 2017, and an increase in equity grants. In addition, there was an increase of $1.9 million in marketing expenses, an increase of $1.1 million in commission expenses, and an increase of $0.7 million in outside agency and contractor costs. The increase in sales and marketing expenses was partially offset by a $2.4 million decrease in datacenter and customer support costs to support our free users. Sales and marketing expenses as a percentage of revenue decreased 6 points year-over-year due to improved sales efficiency, as our sales and marketing expenses are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions, and a decrease in cost to support our free users. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will continue to decrease as a percentage of revenue. We continue to invest aggressively to capture our large market opportunity and capitalize on our competitive position, while growing our productivity and efficiency to achieve our long-term margin objectives.

General and Administrative

	Three Months Ended
	April 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
General and administrative	$20,281	$14,509	$5,772	40%
Percentage of revenue	17%	16%

General and administrative expenses were $20.3 million, or 17% of revenue, for the three months ended April 30, 2017, compared to $14.5 million, or 16% of revenue, for the three months ended April 30, 2016, representing an increase of $5.8 million, or 40%. The increase in absolute dollars was primarily due to an increase of $2.2 million in outside agency and contractor costs which includes investments in processes and consultants to prepare for our adoption of the ASC 606 revenue standard, an increase of $0.8 million in employee and related costs primarily driven by the increase in headcount from 211 employees as of April 30, 2016 to 261 employees as of April 30, 2017, and an increase of $0.8 million in stock-based compensation expense primarily due to an increase in equity grants. In addition, general and administrative expense for the three months ended April 30, 2016, includes a benefit of $1.7 million recorded in connection with the settlement agreement reached with Open Text.

Liquidity and Capital Resources

	Three Months Ended
	April 30,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$8,541	$(4,231)
Net cash used in investing activities	(757)	(4,386)
Net cash (used in) provided by financing activities	(1,513)	5,452

As of April 30, 2017, we had cash and cash equivalents of $183.7 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits. Since our inception, we have financed our operations primarily through equity, cash generated from sales and, to a lesser extent, debt financing. We believe our existing cash and cash equivalents, together with our credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

Operating Activities

For the three months ended April 30, 2017, cash provided by operating activities was $8.5 million. The primary factor affecting our operating cash flows during this period was our net loss of $40.1 million, partially offset by non-cash charges of $37.5 million, and changes in our operating assets and liabilities of $11.1 million. Non-cash charges consisted primarily of $22.9 million for stock-based compensation, $9.6 million for depreciation and amortization of our property and equipment and intangible assets, and $5.0 million for amortization of deferred commissions. The primary driver of the changes in operating assets and liabilities was a $37.3 million decrease in accounts receivable, partially offset by a $17.7 million decrease in deferred revenue, a $3.8 million net decrease in accounts payable, accrued expenses and other liabilities, and a $2.8 million increase in deferred commissions. The decrease in accounts receivable was primarily due to seasonality of collections from sales attributable to the three months ended January 31, 2017. The decrease in deferred revenue was primarily driven by increasing seasonality in our sales cycle concentrated in the back half of our fiscal year and continued focus on annual payment durations over multi-year prepayments. The decrease in accounts payable, accrued expenses and other liabilities was primarily attributable to timing of invoice receipts and the settlement of accrued compensation and benefits attributable to the three months ended January 31, 2017. The increase in deferred commissions was due to additions and expanded deployment with paying customers in the three months ended April 30, 2017.

Investing Activities

Cash used in investing activities of $0.8 million for the three months ended April 30, 2017 was primarily due to capital expenditures.

Financing Activities

Cash used in financing activities of $1.5 million for the three months ended April 30, 2017 was primarily due to $9.1 million of employee payroll taxes paid related to net share settlement of restricted stock units and $3.7 million of payments of capital lease obligations, partially offset by $8.9 million of proceeds from issuances of common stock under the 2015 ESPP and $2.5 million of proceeds from exercise of stock options.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of April 30, 2017:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt(1)	$41,551	$1,001	$40,550	$—	$—
Operating lease obligations, net of sublease income amounts(2)	279,623	23,245	58,868	56,261	141,249
Capital leases(3)	41,644	16,533	20,842	4,269	—
Purchase obligations(4)	39,540	14,310	25,230	—	—
Total	$402,358	$55,089	$145,490	$60,530	$141,249

(1)	Includes interest and commitment fee on our line of credit.
(2)

Includes operating lease obligations for our buildings and certain data centers. As of April 30, 2017, we expect to receive sublease income of $15.1 million from tenants in certain of our leased building facilities.  The amounts set forth in the table above are net of these sublease income amounts.

(3)	Includes obligations related to our datacenter hardware.
(4)	Purchase obligations relate primarily to datacenter operations and sales and marketing activities.

Off-Balance Sheet Arrangements

Through April 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2017 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2017.

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

Free Cash Flow

We define free cash flow as cash provided by (used in) operating activities less purchases of property and equipment, principal payments of capital lease obligations, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to Non-GAAP financial measures. Historically, these items have included restricted cash used to guarantee a significant letter of credit for our Redwood City headquarters. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash provided by (used in) operating activities, its nearest GAAP equivalent, is presented below. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

Our reconciliation of the non-GAAP financial measures for the three months ended April 30, 2017 and 2016 are as follows (in thousands, except per share data and percentages):

	Three Months Ended
	April 30,
	2017	2016
GAAP operating loss	$(39,979)	$(38,592)
Stock-based compensation	22,946	16,089
Intangible assets amortization	404	1,459
Expenses related to a legal verdict(1)	—	(1,664)
Non-GAAP operating loss	$(16,629)	$(22,708)

GAAP operating margin	(34)%	(43)%
Stock-based compensation	20	18
Intangible assets amortization	—	2
Expenses related to a legal verdict(1)	—	(2)
Non-GAAP operating margin	(14)%	(25)%

GAAP net loss	$(40,086)	$(38,575)
Stock-based compensation	22,946	16,089
Intangible assets amortization	404	1,459
Expenses related to a legal verdict(1)	—	(1,664)
Non-GAAP net loss	$(16,736)	$(22,691)

GAAP net loss per share, basic and diluted	$(0.30)	$(0.31)
Stock-based compensation	0.17	0.13
Intangible assets amortization	—	0.01
Expenses related to a legal verdict(1)	—	(0.01)
Non-GAAP net loss per share, basic and diluted	$(0.13)	$(0.18)
Weighted-average shares outstanding, basic and diluted	131,469	124,932

GAAP net cash provided by (used in) operating activities	$8,541	$(4,231)
Purchases of property and equipment	(784)	(10,976)
Payments of capital lease obligations	(3,736)	(949)
Free cash flow	$4,021	$(16,156)
Net cash used in investing activities	$(757)	$(4,386)
Net cash (used in) provided by financing activities	$(1,513)	$5,452

(1)	Included in general and administrative expenses in the consolidated statements of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents and restricted cash of $210.5 million as of April 30, 2017. Our cash equivalents and restricted cash primarily consist of overnight deposits and certificates of deposit. All restricted cash is recorded at its estimated fair value. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

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

Interest rate risk also reflects our exposure to movements in interest rates associated with the December 2015 Facility. As of April 30, 2017, we had total debt outstanding with a carrying amount of $40 million which approximates fair value. A hypothetical 10% increase or decrease in interest rates after April 30, 2017 would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 16 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. 11 of the 16 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-USD cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the three months ended April 30, 2017 and 2016.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2017.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $151.8 million, $202.9 million and $168.2 million in our fiscal years ended January 31, 2017, 2016 and 2015, respectively, and $40.1 million in the three months ended April 30, 2017. As of April 30, 2017, we had an accumulated deficit of $924.2 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

If the market for cloud-based enterprise service declines or develops more slowly than we expect, our business could be adversely affected.

The market for cloud-based enterprise services is not as mature as the on-premise enterprise software market, and it is uncertain whether a cloud-based service like ours will achieve and sustain high levels of customer demand and market acceptance. Because we derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of our cloud content management and collaboration solution, our success will depend to a substantial extent on the widespread adoption of cloud computing in general and of cloud-based content collaboration services in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional enterprise software into their organizations and, therefore, may be reluctant or unwilling to migrate to a cloud-based model for storing, accessing, sharing and managing their content. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the cloud computing market or the entry of competitive services. The expansion of the cloud content management and collaboration market depends on a number of factors, including the cost, performance and perceived value associated with cloud computing, as well as the ability of companies that provide cloud-based services to address security and privacy concerns. If we or other providers of cloud-based services experience security incidents, loss of customer data, disruptions in delivery, network outages, disruptions in the availability of the internet or other problems, the market for cloud-based services as a whole, including our services, may be negatively affected. If cloud-based services do not achieve widespread adoption, or there is a reduction in demand for cloud-based services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenue, harm our growth rates, and adversely affect our business and operating results.

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

The services we offer involve the storage of large amounts of our customers’ sensitive and proprietary information across a broad industry spectrum. Cyber attacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based content collaboration services have been targeted in the past. These increasing threats are being driven by a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. These sources can also implement social engineering techniques to induce our partners, users, employees or customers to disclose passwords or other sensitive information or take other actions to gain access to our users’ data. Additionally, hackers that acquire user account information at other companies can attempt to use that information to compromise our users’ accounts if an account shares the same sensitive information such as passwords. As we increase our customer base and our brand becomes more widely known and recognized, and as our service is used in more heavily regulated industries such as healthcare, government, life sciences, and financial services where there may be a greater concentration of sensitive and protected data, we may become more of a target for these malicious third parties.

If our security measures are or are believed to be inadequate or breached as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity or availability of our customers’ data, we could incur significant liability to our customers and to individuals or organizations whose information is being stored by our customers, and our business may suffer and our reputation or competitive position may be damaged. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures. In addition, our customer contracts often include (i) specific obligations that we maintain the availability of the customer’s data through our service and that we secure customer content against unauthorized access or loss, and (ii) provisions whereby we indemnify our customers for third-party claims asserted against them that result from our failure to maintain the availability of their content or securing the same from unauthorized access or loss. While our customer contracts contain limitations on our liability in connection with these obligations and indemnities, if an actual or perceived security breach occurs, the market perception of the effectiveness of our security measures could be harmed, we could be subject to indemnity or damage claims in certain customer contracts, and we could lose future sales and customers, any of which could harm our business and operating results. Furthermore, while our errors and omissions insurance policies include liability coverage for these matters, if we experienced a widespread security breach that impacted a significant number of our customers to whom we owe these indemnity obligations, we could be subject to indemnity claims that exceed such coverage.

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

Our quarterly operating results, including the levels of our revenue, billings, gross margin, profitability, cash flow, and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	our ability to attract new customers;
•	our ability to convert users of our limited free versions to paying customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	our retention rate;
•	the timing of revenue recognition;
•	the impact on billings of shifting our focus to annual (rather than multi-year) payment frequencies from our customers;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network or service outages, internet disruptions, security breaches or perceived security breaches;
•	general economic, industry and market conditions;
•	increases or decreases in the number of features or capabilities in our services or pricing changes upon any renewals of customer agreements;
•	changes in our go to market strategies and/or pricing policies and/or those of our competitors;
•	seasonal variations in our billings results and sales of our services, which have historically been highest in the fourth quarter of our fiscal year;
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

We currently store and process our customers’ information within three third-party datacenter hosting facilities located in Northern California and in third-party cloud computing and hosting facilities inside and outside of the United States. As part of our current disaster recovery arrangements, our production environment and metadata related to our customers’ data is currently replicated in near real time in a facility located in Las Vegas, Nevada. In addition, all of our customers’ data is typically replicated on a third-party storage platform located inside and outside of the United States. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Any damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service or cause us to not comply with certification requirements. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. As we continue to add datacenters, increase our dependence on third-party cloud computing and hosting providers, and add capacity in our existing datacenters, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, as we continue to grow and scale our business to meet the needs of our customers, additional burdens may be placed on our hosting and computing facilities. In particular, a rapid expansion of our business could cause our network or systems to fail.

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

Our growth strategy also depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Many of our employees may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Changes to U.S. immigration and work authorization laws and regulations can be significantly affected by political forces and levels of economic activity. Our international expansion and our business in general may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed.

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

Our success and ability to compete depend in part on our intellectual property. As of April 30, 2017, we had 33 issued patents in the United States, 16 issued patents in Great Britain, two issued patents in Canada, and one issued patent in Japan that expire between 2027 and 2034, as well as 116 pending patent applications in the United States and nine pending patent applications internationally. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We may also have to expend significant resources to obtain additional patents as we expand our international operations.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, such as alliance partners, distributors, system integrators and developers. For example, we have entered into agreements with partners such as AT&T, IBM, Microsoft, Amazon and Google to market, resell, integrate with or endorse our services. Identifying partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources. Also, we depend on our ecosystem of system integrators, partners and developers to create applications that will integrate with our platform or permit us to integrate with their product offerings. Our competitors may be effective in providing incentives to third parties to favor their products or services, or to prevent or reduce subscriptions to our services. In some cases, we also compete directly with our partners’ product offerings, and if these partners stop reselling or endorsing our services or impede our ability to integrate our services with their products, our business and operating results could be adversely affected. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of current and potential customers, as our partners may no longer facilitate the adoption of our services by potential customers.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of April 30, 2017, including our executive officers, employees and directors and their affiliates, collectively held approximately 87.5% of the voting power of our outstanding capital stock as of such date. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from April 30, 2016 through April 30, 2017, the closing price of our Class A common stock ranged from $10.02 per share to $18.26 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

Date: June 9, 2017

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amendment No. 2 to the Credit Agreement, dated February 28, 2017, between Box, Inc. and HSBC Bank USA National Association	8-K	001-36805	10.1	March 1, 2017
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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