Form 10-Q
period 2017-07-31
BOX INC
filed 2017-09-08
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

As of August 31, 2017, the number of shares of the registrant’s Class A common stock outstanding was 105,876,070 and the number of shares of the registrant’s Class B common stock outstanding was 27,889,042.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to maintain an adequate rate of revenue and billings growth and our expectations regarding such growth;
•	our business plan and our ability to effectively manage our growth;
•	our ability to achieve profitability and positive cash flow;
•	our ability to achieve our long-term margin objectives;
•	our expectations regarding our revenues mix;
•	costs associated with defending intellectual property infringement and other claims;
•	our ability to attract and retain end-customers;
•	our ability to further penetrate our existing customer base;
•	our expectations regarding our retention rate;
•	our ability to displace existing products in established markets;
•	our ability to expand our leadership position as a cloud content platform;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and bring them to market in a timely manner;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31,	January 31,
	2017	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$165,275	$177,391
Accounts receivable, net of allowance of $2,640 and $3,346	107,891	120,113
Prepaid expenses and other current assets	16,631	10,826
Deferred commissions	13,287	13,771
Total current assets	303,084	322,101
Property and equipment, net	117,083	117,176
Intangible assets, net	101	543
Goodwill	16,293	16,293
Restricted cash	26,543	26,781
Other long-term assets	10,606	10,780
Total assets	$473,710	$493,674
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,834	$6,658
Accrued compensation and benefits	25,121	30,415
Accrued expenses and other current liabilities	18,118	17,713
Capital lease obligations	17,266	13,748
Deferred revenue	220,682	228,656
Deferred rent	2,065	751
Total current liabilities	297,086	297,941
Debt, non-current	40,000	40,000
Capital lease obligations, non-current	26,037	21,697
Deferred revenue, non-current	20,157	13,328
Deferred rent, non-current	45,537	44,207
Other long-term liabilities	2,982	1,769
Total liabilities	431,799	418,942
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of July 31 (unaudited) and January 31, 2017	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 105,689 shares (unaudited) and 67,831 shares issued and outstanding as of July 31 and January 31, 2017, respectively	8	7
Class B common stock, par value $0.0001 per share; 200,000 shares authorized; 27,994 shares (unaudited) and 62,780 shares issued and outstanding as of July 31 and January 31, 2017, respectively	5	6
Additional paid-in capital	1,006,516	960,144
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive income (loss)	58	(120)
Accumulated deficit	(963,499)	(884,128)
Total stockholders’ equity	41,911	74,732
Total liabilities and stockholders’ equity	$473,710	$493,674

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Revenue	$122,941	$95,713	$240,163	$185,868
Cost of revenue	32,778	27,602	65,501	55,461
Gross profit	90,163	68,111	174,662	130,407
Operating expenses:
Research and development	34,042	28,265	67,576	55,172
Sales and marketing	73,271	60,186	143,934	119,658
General and administrative	21,846	17,579	42,127	32,088
Total operating expenses	129,159	106,030	253,637	206,918
Loss from operations	(38,996)	(37,919)	(78,975)	(76,511)
Interest expense, net	(236)	(189)	(515)	(365)
Other income, net	267	190	283	631
Loss before provision for income taxes	(38,965)	(37,918)	(79,207)	(76,245)
Provision for income taxes	320	184	164	432
Net loss	$(39,285)	$(38,102)	$(79,371)	$(76,677)
Net loss per common share, basic and diluted	$(0.30)	$(0.30)	$(0.60)	$(0.61)
Weighted-average shares used to compute net loss per share, basic and diluted	132,981	126,776	132,237	125,864

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Net loss	$(39,285)	$(38,102)	$(79,371)	$(76,677)
Other comprehensive income (loss)*:
Changes in foreign currency translation adjustment	149	(49)	178	65
Net change in unrealized gain on available-for-sale investments	—	1	—	3
Other comprehensive income (loss)*:	149	(48)	178	68
Comprehensive loss	$(39,136)	$(38,150)	$(79,193)	$(76,609)

*	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,285)	$(38,102)	$(79,371)	$(76,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,765	10,721	19,337	22,805
Stock-based compensation expense	24,067	19,064	47,013	35,153
Amortization of deferred commissions	5,368	4,605	10,358	9,376
Other	19	(25)	41	83
Changes in operating assets and liabilities:
Accounts receivable, net	(25,124)	(17,555)	12,222	24,372
Deferred commissions	(5,835)	(4,149)	(8,619)	(6,406)
Prepaid expenses and other assets, current and noncurrent	(3,164)	2,664	(5,705)	2,437
Accounts payable	(121)	(550)	7,061	(284)
Accrued expenses and other liabilities	7,074	7,484	(3,893)	(19,214)
Deferred rent	1,189	144	1,719	2,654
Deferred revenue	16,524	10,820	(1,145)	(3,409)
Net cash used in operating activities	(9,523)	(4,879)	(982)	(9,110)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	—	240	—	240
Maturities of marketable securities	—	471	—	7,057
Purchases of property and equipment	(1,013)	(771)	(1,797)	(11,747)
Proceeds from sale of property and equipment	2	72	29	76
Net cash (used in) provided by investing activities	(1,011)	12	(1,768)	(4,374)
CASH FLOWS FROM FINANCING ACTIVITIES:				-
Payment of borrowing costs	—	—	—	(93)
Proceeds from exercise of stock options, net of repurchases of early exercised stock options	2,957	1,969	5,413	4,215
Proceeds from issuances of common stock under employee stock purchase plan	—	—	8,881	9,016
Employee payroll taxes paid related to net share settlement of restricted stock units	(5,821)	(4,100)	(14,935)	(8,868)
Acquisition related contingent consideration	(991)	—	(991)	—
Payments of capital lease obligations	(4,176)	(2,312)	(7,912)	(3,261)
Net cash (used in) provided by financing activities	(8,031)	(4,443)	(9,544)	1,009
Effect of exchange rate changes on cash and cash equivalents	149	(49)	178	65
Net decrease in cash and cash equivalents	(18,416)	(9,359)	(12,116)	(12,410)
Cash and cash equivalents, beginning of period	183,691	182,690	177,391	185,741
Cash and cash equivalents, end of period	$165,275	$173,331	$165,275	$173,331
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$466	$555	$889	$788
Cash paid (received) for income taxes, net of tax refunds	188	(2)	733	116
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued equipment purchases	$2,054	$(2,180)	$890	$(15,024)
Purchases of property and equipment under capital lease	5,972	5,562	15,681	9,910
Change in unpaid tax related to capital lease	200	628	435	430
Change in unpaid taxes related to net share settlement of restricted stock units	—	(461)	—	—
Vesting of early exercised stock options and restricted stock units	—	—	—	11

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2017 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2017 and 2016, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2017 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2017. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. Other than items discussed under Recently Adopted Accounting Pronouncements, there have been no other material changes to our critical accounting policies and estimates during the six months ended July 31, 2017 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of July 31, 2017, and our results of operations, including our comprehensive loss, and our cash flows for the three and six months ended July 31, 2017 and 2016. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2018.

Certain prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

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

We sell to a broad range of customers, including resellers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

accounts receivable. We maintain an allowance for accounts receivable based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are reasonably assured based on the size, industry diversification, financial condition and past transaction history of our customers. As of July 31, 2017, one customer, which was a reseller, accounted for more than 10% of total accounts receivable. As of January 31, 2017, two customers, which were both resellers, accounted for more than 10% of total accounts receivable. No single customer, including resellers, represented over 10% of revenue for the three and six months ended July 31, 2017 and 2016.

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

Geographic Locations

For the three and six months ended July 31, 2017, revenue attributable to customers in the United States and customers outside the United States was 79% and 21%, respectively. For the three and six months ended July 31, 2016, revenue attributable to customers in the United States and customers outside the United States was 83% and 17%, respectively. No other country outside of the United States comprised 10% or greater of our revenue for any of the periods presented.

Substantially all of our net assets are located in the United States. As of July 31, 2017 and January 31, 2017, property and equipment located in the United States was 99.7%.

Recently Issued Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. As of July 31, 2017 and January 31, 2017, we had $26.5 million and $26.8 million in restricted cash, respectively. Restricted cash consists of certificates of deposit related to our leases. The new standard is effective for us beginning February 1, 2018, with early adoption permitted. The new standard should be applied using a retrospective transition method to each period presented. We do not believe the adoption of ASU 2016-18 will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses. ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new standard is effective for us beginning February 1, 2020 with early adoption permitted. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to put most leases on their balance sheet while recognizing expense in a manner similar to existing accounting. The new accounting guidance is effective for us beginning February 1, 2019 with early adoption permitted. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We have established a cross-functional coordinated implementation team to implement the standard update related to the recognition of revenue from contracts with customers. We have identified, and are in the process of implementing, appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. Based on our ongoing evaluation, we believe the impacts of this ASU will be related to the capitalization and amortization of sales commissions, the timing of revenue recognition for certain sales contracts, and their respective disclosures. There will be a change to the period over which sales commissions will be amortized to align to an expected period of benefit and a change to the scope of capitalized sales commissions based on the definition of incremental costs of obtaining a contract. In addition, there will be a change in relation to the timing of revenue recognition for certain sales contracts, due primarily to the removal of the current limitation on contingent revenue. These changes are being evaluated to determine the potential impact to our financial statements and disclosures. We continue to assess all potential impacts of this ASU, so our preliminary conclusions may change.

Recently Adopted Accounting Pronouncements

In January 2017, FASB issued ASU 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under current guidance, Step 2 of the goodwill impairment test requires entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value is recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized based on Step 1 of the current guidance, which calculates the carrying value in excess of the reporting unit’s fair value. The new standard is effective for us beginning February 1, 2020, with early adoption permitted.

We elected to early adopt ASU 2107-04 during the second quarter of fiscal year 2018. The adoption of this ASU had no impact on our condensed consolidated financial statements. We expect that adoption of this ASU will simplify the evaluation and recording of goodwill impairment charges, if any.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payment. ASU 2016-15 provides guidance on the classification of eight cash flow issues in order to reduce diversity in practice. As required by ASU 2016-15, contingent consideration payments made soon after a business combination should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities. The new standard is effective for us beginning February 1, 2018 with early adoption permitted.

We elected to early adopt ASU 2016-15 during the second quarter of fiscal year 2018. The new standard requires application using a retrospective transition method. We have evaluated the impact on a quantitative and qualitative basis and concluded it was not material to any of prior periods presented.

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

We adopted ASU 2016-09 during the first quarter of fiscal year 2018. As required by the standard, excess tax benefits recognized on stock-based compensation expense were prospectively reflected in our condensed consolidated statements of income as a component of the provision for income taxes rather than on the condensed consolidated balance sheet as a paid-in capital. Included in our net operating loss and research and development tax credit carryforwards are approximately $25.2 million of excess tax benefits from employee stock option exercises, for which we have not realized a deferred tax asset since it is fully offset by a valuation allowance, resulting in no impact to our condensed consolidated financial statements including any cumulative effect to accumulated deficit from previously unrecognized excess tax benefits. Our policy has been to classify cash flows related to excess tax benefits as part of operating activities and cash payments made on employee’s behalf for withheld shares as part of financing activities, and thus, the adoption of this standard had no effect on our condensed consolidated statements of cash flows. Further, we did not elect an accounting policy change to record forfeitures as they occur and thus will continue to estimate the number of forfeitures expected to occur. Other amendments in the guidance did not impact our condensed consolidated financial statements.

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

We measure restricted cash at fair value on a recurring basis. We classify this asset within Level 1 or Level 2 because they are valued using either quoted market prices for identical assets or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. We have restricted cash in the form of certificates of deposits of $26.5 million and $26.8 million as of July 31, 2017 and January 31, 2017, respectively, classified within Level 2.

Note 3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31,	January 31,
	2017	2017
Prepaid expenses	$12,940	$9,256
Other current assets	3,691	1,570
Total prepaid expenses and other current assets	$16,631	$10,826

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	July 31,	January 31,
	2017	2017
Servers	$156,297	$143,219
Leasehold improvements	64,457	64,379
Computer hardware and software	12,119	11,373
Furniture and fixtures	13,061	12,824
Construction in progress	6,477	5,882
Total property and equipment	252,411	237,677
Less: accumulated depreciation	(135,328)	(120,501)
Total property and equipment, net	$117,083	$117,176

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of July 31, 2017, the gross carrying amount of property and equipment included $61.7 million of servers and $3.7 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $18.8 million. As of January 31, 2017, the gross carrying amount of property and equipment included $43.2 million of servers and related equipment and $5.6 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $10.4 million.

Depreciation expense related to property and equipment was $9.7 million and $9.8 million for the three months ended July 31, 2017 and 2016, respectively, and $18.9 million and $20.4 million for the six months ended July 31, 2017 and 2016, respectively. Included in these amounts was depreciation expense for servers acquired under capital leases in the amount of $4.6 million and $1.6 million for the three months ended July 31, 2017 and 2016, respectively, and $8.4 million and $2.9 million for the six months ended July 31, 2017 and 2016, respectively. Construction in progress primarily consists of servers, networking equipment and storage infrastructure being provisioned in our datacenter facilities as well as leasehold improvements. In addition, the amounts of interest capitalized to property and equipment were not material for the three and six months ended July 31, 2017 and 2016.

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

Note 5. Goodwill and Intangible Assets

There was no goodwill activity for the three and six months ended July 31, 2017.

Intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (1)		Gross Value	Accumulated Amortization	Net Carrying Value
July 31, 2017
Developed technology	2.5	years	$14,273	$(14,273)	$—
Trade name and other	6.9	years	1,201	(1,100)	101
Intangibles, net			$15,474	$(15,373)	$101

January 31, 2017
Developed technology	2.5	years	$14,273	$(13,908)	$365
Trade name and other	6.9	years	1,201	(1,023)	178
Intangibles, net			$15,474	$(14,931)	$543

(1)	From the date of acquisition

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible amortization expense was not material for the three months ended July 31, 2017 and was $0.9 million for the three months ended July 31, 2016.  For the six months ended July 31, 2017 and 2016, intangible amortization expense was $0.4 million and $2.4 million, respectively. Amortization of acquired technology is included in cost of revenue and amortization for trade names is included in general and administrative expenses in the consolidated statements of operations. As of July 31, 2017, expected amortization expense for intangible assets was not material.

Note 6. Commitments and Contingencies

Letters of Credit

As of July 31, 2017 and January 31, 2017, we had letters of credit in the aggregate amount of $26.5 million and $26.8 million, respectively, in connection with our operating and capital leases. Letters of credit in connection with our facility leases are collateralized by certificates of deposit. Refer to Note 7 for additional details.

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

As of July 31, 2017, future minimum lease payments under non-cancellable capital and operating leases are as follows (in thousands):

Years ending January 31:	Capital Leases	Operating Leases, net of Sublease Income
Remainder of 2018	$9,512	$12,442
2019	16,283	28,068
2020	10,782	32,454
2021	7,297	33,398
2022	916	30,705
Thereafter	—	161,202
Total minimum lease payments	$44,790	$298,269
Less: amount representing interest	(1,487)
Present value of minimum lease payments	$43,303

We sublease certain floors of our headquarters and one floor of our office in San Francisco. These subleases have terms ranging from 19 to 49 months that will expire between fiscal 2018 and 2021. Non-cancellable sublease proceeds for the years ending January 31, 2018, 2019, 2020 and 2021 of $3.6 million, $5.8 million, $1.9 million and $1.7 million, respectively, are included in the table above.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. We did not have material asset retirement obligations as of July 31, 2017 and January 31, 2017. In addition, sufficient information did not exist as of July 31, 2017 to reasonably estimate the fair value of asset retirement obligations for a Tokyo, Japan lease signed in April 2017.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We recognize rent expense under our operating leases on a straight-line basis. Rent expense totaled $6.9 million and $4.2 million, net of sublease income of $1.9 million and $1.7 million for the three months ended July 31, 2017 and 2016, respectively, and rent expense totaled $12.2 million and $8.6 million, net of sublease income of $3.7 million and $3.2 million for the six months ended July 31, 2017 and 2016, respectively.

Purchase Obligations

As of July 31, 2017, future payments under non-cancellable contractual purchases, which relate primarily to datacenter operations and sales and marketing activities, are as follows (in thousands):

Years ending January 31:
Remainder of 2018	$6,055
2019	21,533
2020	16,683
$44,271

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

In addition to the litigation discussed above, from time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2017.

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

Note 7. Debt

Line of Credit

In December 2015, we entered into a revolving credit facility (December 2015 Facility) with a lender in the amount of up to $40.0 million maturing in December 2017. The December 2015 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit is required for the December 2015 Facility, we are eligible for the lowest interest rate if we maintain at least $40 million in deposits with the lender.  In addition, there is an annual fee of 0.2% on the total commitment amount. We drew $40.0 million at 1.82% (six month LIBOR plus 1.25%). Borrowings under the December 2015 Facility are collateralized by substantially all of our assets in the United States. It also contains various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as customary limitations on dispositions, mergers or consolidations and other corporate activities. As of July 31, 2017, we were in compliance with all financial covenants. In February 2017, we amended the December 2015 Facility to extend the maturity date to December 2018. Interest expense, net of capitalized interest costs, for the periods presented is not material.

Note 8. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Options and restricted stock units generally vest 25% one year from the vesting commencement date and (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter. As of July 31, 2017, 17,308,516 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of July 31, 2017, 2,969,790 shares were reserved for future issuance under the 2015 ESPP.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2017	12,318,800	$7.44	6.42	$119,606
Options granted	1,133,056	16.91
Option exercised	(930,595)	5.82
Options forfeited/cancelled	(784,749)	15.26
Balance as of July 31, 2017	11,736,512	$7.96	6.12	$127,825
Vested and expected to vest as of July 31, 2017	11,628,379	$7.90	6.10	$127,359
Exercisable as of July 31, 2017	9,164,951	$6.11	5.49	$116,739

The aggregate intrinsic value of options vested and expected to vest and exercisable as of July 31, 2017 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the six months ended July 31, 2017 and 2016 was $11.2 million and $15.4 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested for the six months ended July 31, 2017 and 2016 was $4.8 million and $9.6 million, respectively.  The weighted-average grant date fair value of options granted to employees during the six months ended July 31, 2017 and 2016 was $6.82 and $5.10 per share, respectively.

As of July 31, 2017, there was $14.3 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.32 years.

In April 2017, the compensation committee of our board of directors approved and granted 475,000 performance-based stock options under the 2015 Plan to certain executive officers where vesting is subject to both the continued employment of the participant and the achievement of market based performance goals established by the Compensation Committee. Subject to the achievement of the performance goals, the performance-based options vest 25% one year from the vesting commencement date and 1/48th per month thereafter. The grant date fair value of these awards was determined using a Monte Carlo valuation model. During the three months ended July 31, 2017, 250,000 performance-based stock options were forfeited in connection with a participant’s resignation of employment.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2017	11,822,316	$14.67
Granted	5,260,434	17.57
Vested, net of shares withheld for employee payroll taxes	(1,297,031)	13.68
Forfeited/cancelled, including shares withheld for employee payroll taxes	(1,603,930)	14.38
Unvested balance - July 31, 2017	14,181,789	$15.87

As of July 31, 2017, there was $197.4 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.93 years.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2015 ESPP

As of July 31, 2017, there was $7.1 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Cost of revenue	$2,663	$1,830	$5,131	$3,342
Research and development	9,554	7,348	18,714	13,872
Sales and marketing	7,934	6,416	15,674	11,646
General and administrative	3,916	3,470	7,494	6,293
Total stock-based compensation	$24,067	$19,064	$47,013	$35,153

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using generally a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended						Six Months Ended
	July 31,						July 31,
	2017			2016			2017			2016
Employee Stock Options
Expected term (in years)	5.5	-	6.0	5.5	-	6.0	5.5	-	6.0	5.5	-	6.0
Risk-free interest rate	1.8%	-	2.0%	1.3%	-	1.5%	1.8%	-	2.4%	1.3%	-	1.5%
Volatility	38%	-	39%			43%	38%	-	40%			43%
Dividend yield			0%			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0
Risk-free interest rate	0.9%	-	1.4%	0.5%	-	0.9%	0.9%	-	1.4%	0.5%	-	0.9%
Volatility	28%	-	43%	46%	-	60%	28%	-	43%	46%	-	60%
Dividend yield			0%			0%			0%			0%

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,
	2017		2016
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(27,909)	$(11,376)	$(15,305)	$(22,797)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	94,471	38,510	50,925	75,851
Net loss per share—basic and diluted	$(0.30)	$(0.30)	$(0.30)	$(0.30)

	Six Months Ended July 31,
	2017		2016
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(50,163)	$(29,208)	$(28,983)	$(47,694)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	83,574	48,663	47,575	78,289
Net loss per share—basic and diluted	$(0.60)	$(0.60)	$(0.61)	$(0.61)

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Options to purchase common stock	12,345	13,782	12,267	14,338
Restricted stock units	13,624	10,218	13,088	9,305
Employee stock purchase plan	1,989	2,906	2,075	2,891
Repurchasable shares from early-exercised options and unvested restricted stock	214	346	227	370
Contingently issuable common stock	54	80	56	84
	28,226	27,332	27,713	26,988

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

We have achieved significant growth in a short period of time. Our user base includes over 56 million registered users. We define a registered user as a Box account that has been provisioned to a unique user ID. As of July 31, 2017, over 17% of our registered users were paying users who register as part of a larger enterprise or business account or by using a personal account. We currently have over 76,000 paying organizations, and our solution is offered in 22 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

For the six months ended July 31, 2017 and 2016, our revenue was $240.2 million and $185.9 million, respectively, representing year-over-year growth of 29%, and our net losses were $79.4 million and $76.7 million, respectively. For the six months ended July 31, 2017 and 2016, revenue from customers outside the United States represented 21% and 17% of our revenue, respectively. Box is headquartered in Redwood City, California and operates offices in California, New York, Texas, Amsterdam, London, Paris, Stockholm and Tokyo.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Billings (in thousands)	$139,465	$106,533	$239,018	$182,459
Billings growth rate	31%	34%	31%	22%
Free cash flow (in thousands)	(14,712)	(7,962)	(10,691)	(24,118)
Retention rate (period end)	113%	115%	113%	115%

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

Billings increased 31% in the six months ended July 31, 2017 over the six months ended July 31, 2016. The increase in billings was primarily driven by the addition of new customers with larger initial deployments, expansion of the number of users within existing customers, and an enhanced developer access fee from one of our resellers.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
GAAP revenue	$122,941	$95,713	$240,163	$185,868
Deferred revenue, end of period	240,839	183,004	240,839	183,004
Less: deferred revenue, beginning of period	(224,315)	(172,184)	(241,984)	(186,413)
Billings	$139,465	$106,533	$239,018	$182,459

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

Free cash flow for the six months ended July 31, 2017 was negative $10.7 million, an improvement of $13.4 million as compared to the six months ended July 31, 2016. The increase in free cash flow was primarily driven by a decrease in cash used by operations of $8.1 million and a decrease in capital expenditures of $10.0 million, partially offset by an increase in capital lease obligation payments of $4.7 million. The primary factors affecting the decrease in cash flow used in operations include the changes in our operating assets and liabilities of $1.5 million and improvement of our net loss adjusted for non-cash charges by $6.6 million. The decrease in capital expenditures was primarily due to a reduction in capital expenditures related to the completion of our new Redwood City headquarters. In addition, there was a reduction in expenditures for data center assets as well as more data center assets that were financed through capital leases. As we continue to invest in our data center operations, we expect capital lease obligations to increase in the foreseeable future. Our tighter working capital management and completion of Redwood City headquarters have driven significant improvements in free cash flow.

Retention Rate

We calculate our retention rate as of a period end by starting with the annual contract value (ACV) from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period ACV) and a subscription term of at least 12 months. We then calculate ACV from these same customers as of the current period end (Current Period ACV). Finally, we divide the aggregate Current Period ACV for the trailing 12 month period by the aggregate Prior Period ACV for the trailing 12 month period to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the six months ended July 31, 2017. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 113% and 115% as of July 31, 2017 and 2016, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% of the Prior Period ACV. Our retention rates consistently exceeded 100% and were primarily attributable to an increase in user expansion. We believe our investments in product, Customer Success, and Box Consulting are driving our strong customer retention results. As we penetrate customer accounts, we expect our rate of growth in expansion to trend down over time but our retention rate to remain above 100% for the foreseeable future.

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

Other Income, Net

Other income, net consists primarily of gains and losses from foreign currency transactions and other income (expense).

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States and, as applicable, changes in our deferred taxes and related allowance positions and uncertain tax positions.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue	$122,941	$95,713	$240,163	$185,868
Cost of revenue(1)(2)	32,778	27,602	65,501	55,461
Gross profit	90,163	68,111	174,662	130,407
Operating expenses:
Research and development(2)	34,042	28,265	67,576	55,172
Sales and marketing(2)	73,271	60,186	143,934	119,658
General and administrative(1)(2)	21,846	17,579	42,127	32,088
Total operating expenses	129,159	106,030	253,637	206,918
Loss from operations	(38,996)	(37,919)	(78,975)	(76,511)
Interest expense, net	(236)	(189)	(515)	(365)
Other income, net	267	190	283	631
Loss before provision for income taxes	(38,965)	(37,918)	(79,207)	(76,245)
Provision for income taxes	320	184	164	432
Net loss	$(39,285)	$(38,102)	$(79,371)	$(76,677)
Net loss per common share, basic and diluted	$(0.30)	$(0.30)	$(0.60)	$(0.61)
Weighted-average shares used to compute net loss per share, basic and diluted	132,981	126,776	132,237	125,864

(1) Includes intangible assets amortization as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of revenue	$—	$878	$365	$2,298
General and administrative	38	38	77	77
Total intangible assets amortization	$38	$916	$442	$2,375

(2) Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of revenue	$2,663	$1,830	$5,131	$3,342
Research and development	9,554	7,348	18,714	13,872
Sales and marketing	7,934	6,416	15,674	11,646
General and administrative	3,916	3,470	7,494	6,293
Total stock-based compensation	$24,067	$19,064	$47,013	$35,153

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)	27	29	27	30
Gross profit	73	71	73	70
Operating expenses:
Research and development(2)	27	30	28	30
Sales and marketing(2)	60	63	60	64
General and administrative(1)(2)	18	18	18	17
Total operating expenses	105	111	106	111
Loss from operations	(32)	(40)	(33)	(41)
Interest expense, net	—	—	—	—
Other income, net	—	—	—	—
Loss before provision for income taxes	(32)	(40)	(33)	(41)
Provision for income taxes	—	—	—	—
Net loss	(32)%	(40)%	(33)%	(41)%

(1) Includes intangible assets amortization as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Cost of revenue	—%	1%	—%	1%
General and administrative	—	—	—	—
Total intangible assets amortization	—%	1%	—%	1%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Cost of revenue	2%	2%	2%	2%
Research and development	8	8	8	7
Sales and marketing	7	7	7	6
General and administrative	3	4	3	3
Total stock-based compensation	20%	21%	20%	18%

Comparison of the Three Months Ended July 31, 2017 and 2016

Revenue

	Three Months Ended
	July 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue	$122,941	$95,713	$27,228	28%

Revenue was $122.9 million for the three months ended July 31, 2017, compared to $95.7 million for the three months ended July 31, 2016, representing an increase of $27.2 million, or 28%. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by more than 15% from July 31, 2016 to 2017, as well as increased sales of our additional product offerings. Also in this period, we experienced increased renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 113% as of July 31, 2017.

Cost of Revenue

	Three Months Ended
	July 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$32,778	$27,602	$5,176	19%
Percentage of revenue	27%	29%

Cost of revenue was $32.8 million, or 27% of revenue, for the three months ended July 31, 2017, compared to $27.6 million, or 29% of revenue, for the three months ended July 31, 2016, representing an increase of $5.2 million, or 19%. The increase in absolute dollars was primarily due to an increase of $1.5 million in rent primarily related to the expansion of new data centers, as well as an increase of $0.8 million in stock-based compensation expense and an increase of $0.7 million in employee and related costs primarily driven by the increase in headcount from 232 as of July 31, 2016 to 246 as of July 31, 2017. In addition, there was an overall increase in various investments for our growing paid users. Despite an increase in absolute dollars, cost of revenue as a percentage of revenue decreased 2 points year-over-year. While we continued to invest in our data center infrastructure, we were able to do so at a lower percentage of revenue year-over-year as our revenue growth outpaced our data center infrastructure spending.

Research and Development

	Three Months Ended
	July 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Research and development	$34,042	$28,265	$5,777	20%
Percentage of revenue	27%	30%

Research and development expenses were $34.0 million, or 27% of revenue, for the three months ended July 31, 2017, compared to $28.3 million, or 30% of revenue, for the three months ended July 31, 2016, representing an increase of $5.8 million, or 20%. The increase in absolute dollars was primarily due to an increase of $3.5 million in employee and related costs and an increase of $2.2 million in stock-based compensation expense primarily driven by the increase in headcount from 274 employees as of July 31, 2016 to 316 employees as of July 31, 2017. Despite an increase in absolute dollars spent, research and development expense as a percentage of revenue decreased 3 points year-over-year. While we continued to invest in our product and service offerings and develop new products, we were able to do so at a lower percentage of revenue year-over-year as our revenue growth outpaced our research and development spending.

Sales and Marketing

	Three Months Ended
	July 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$73,271	$60,186	$13,085	22%
Percentage of revenue	60%	63%

Sales and marketing expenses were $73.3 million, or 60% of revenue, for the three months ended July 31, 2017, compared to $60.2 million, or 63% of revenue, for the three months ended July 31, 2016, representing an increase of $13.1 million, or 22%. The increase in absolute dollars was primarily due to an increase of $7.9 million in employee and related costs and an increase of $1.5 million in stock-based compensation expense primarily driven by the increase in headcount from 607 employees as of July 31, 2016 to 828 employees as of July 31, 2017. In addition, there was an increase of $2.2 million in commission expenses and an increase of $1.9 million in allocated costs attributable mainly to increased facilities and infrastructure costs. The increase in sales and marketing expenses was partially offset by a $1.9 million decrease in datacenter and customer support costs to support our free users. Sales and marketing expenses as a percentage of revenue decreased 3 points year-over-year primarily due to improved sales efficiency as our sales and marketing expenses are generally higher for acquiring new customers than for expansions or renewals of existing customer subscriptions, and a decrease in cost to support our free users. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will continue to decrease as a percentage of revenue. We continue to invest aggressively to capture our large market opportunity and capitalize on our competitive position, while growing our sales efficiency to achieve our long-term margin objectives.

General and Administrative

	Three Months Ended
	July 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
General and administrative	$21,846	$17,579	$4,267	24%
Percentage of revenue	18%	18%

General and administrative expenses were $21.8 million, or 18% of revenue, for the three months ended July 31, 2017, compared to $17.6 million, or 18% of revenue, for the three months ended July 31, 2016, representing an increase of $4.3 million, or 24%. The increase in absolute dollars was primarily due to an increase of $2.2 million in employee and related costs and an increase of $0.4 million in stock-based compensation expense primarily driven by the increase in headcount from 230 employees as of July 31, 2016 to 278 employees as of July 31, 2017. In addition, there was a $1.8 million increase in outside agency and consulting costs, which include investments in systems, processes, and consultants to prepare for our adoption of the ASC 606 revenue standard.

Comparison of the Six Months Ended July 31, 2017 and 2016

Revenue

	Six Months Ended
	July 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue	$240,163	$185,868	$54,295	29%

Revenue was $240.2 million for the six months ended July 31, 2017, compared to $185.9 million for the six months ended July 31, 2016, representing an increase of $54.3 million, or 29%. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by more than 15% from July 31, 2016 to 2017. Also in this period, we experienced increased renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 113% as of July 31, 2017.

Cost of Revenue

	Six Months Ended
	July 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$65,501	$55,461	$10,040	18%
Percentage of revenue	27%	30%

Cost of revenue was $65.5 million, or 27% of revenue, for the six months ended July 31, 2017, compared to $55.5 million, or 30% of revenue, for the six months ended July 31, 2016, representing an increase of $10.0 million, or 18%. The increase in absolute dollars was primarily due to an increase of $3.0 million in rent primarily related to the expansion of new data centers and an increase of $2.4 million in datacenter service costs. In addition, there was an increase of $1.8 million in stock-based compensation expense and an increase of $0.7 million in employee and related costs primarily driven by the increase in headcount from 232 as of July 31, 2016 to 246 as of July 31, 2017. In addition, there was an overall increase in various investments for our growing paid users. The increase was partially offset by a $1.9 million decrease in the amortization of certain intangible assets that reached the end of their estimated useful lives. Cost of revenue as a percentage of revenue decreased 3 points year-over-year. While we continued to invest in our data center infrastructure and Box Consulting to support our expected growth in paying customers and new products, we were able to do so at a lower percentage of revenue year-over-year as our revenue growth outpaced our data center infrastructure spending.

Research and Development

	Six Months Ended
	July 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Research and development	$67,576	$55,172	$12,404	22%
Percentage of revenue	28%	30%

Research and development expenses were $67.6 million, or 28% of revenue, for the six months ended July 31, 2017, compared to $55.2 million, or 30% of revenue, for the six months ended July 31, 2016, representing an increase of $12.4 million, or 22%. The increase in absolute dollars was primarily due to an increase of $6.1 million in employee and related costs and an increase of $4.8 million in stock-based compensation expense primarily driven by the increase in headcount from 274 employees as of July 31, 2016 to 316 employees as of July 31, 2017. In addition, there was an increase of $1.3 million in outside agency consulting and contractor services related to enhancements of our products and development of new products. Despite an increase in absolute dollars spent, research and development expense as a percentage of revenue decreased 2 points year-over-year. While we continued to invest in our product and service offerings and develop new products, we were able to do so at a lower percentage of revenue year-over-year as our revenue growth outpaced our research and development spending.

Sales and Marketing

	Six Months Ended
	July 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$143,934	$119,658	$24,276	20%
Percentage of revenue	60%	64%

Sales and marketing expenses were $143.9 million, or 60% of revenue, for the six months ended July 31, 2017, compared to $119.7 million, or 64% of revenue, for the six months ended July 31, 2016, representing an increase of $24.3 million, or 20%. The increase in absolute dollars was primarily due to an increase of $13.0 million in employee and related costs and an increase of $4.0 million in stock-based compensation primarily driven by the increase in headcount from 607 employees as of July 31, 2016 to 828 employees as of July 31, 2017. In addition, there was an increase of $3.3 million in commission expenses, an increase of $3.1 million in allocated costs attributable mainly to increased facilities and infrastructure costs, and an increase of $2.1 million in marketing technology and demand generation. The increase in sales and marketing expenses was partially offset by a $4.3 million decrease in datacenter and customer support costs to support our free users. Sales and marketing expenses as a percentage of revenue decreased 4 points year over year primarily due to improved sales efficiency, as our sales and marketing expenses are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions, and a decrease in cost to support our free users. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals rather than new or expanding Box deployments, we expect that sales and marketing expenses will continue to decrease as a percentage of revenue. We continue to invest aggressively to capture our large market opportunity and capitalize on our competitive position, while growing our sales efficiency to achieve our long-term margin objectives.

General and Administrative

	Six Months Ended
	July 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
General and administrative	$42,127	$32,088	$10,039	31%
Percentage of revenue	18%	17%

General and administrative expenses were $42.1 million, or 18% of revenue, for the six months ended July 31, 2017, compared to $32.1 million, or 17% of revenue, for the six months ended July 31, 2016, representing an increase of $10.0 million, or 31%. The increase in absolute dollars was primarily due to an increase of $4.0 million in outside agency and contractor costs which includes investments in systems, processes, and consultants to prepare for our adoption of the ASC 606 revenue standard, an increase of $3.1 million in employee and related costs, and an increase of $1.2 million in stock-based compensation expense primarily driven by the increase in headcount from 230 employees as of July 31, 2016 to 278 employees as of July 31, 2017. In addition, general and administrative expense for the six months ended July 31, 2016, includes a benefit of $1.7 million recorded in connection with the settlement agreement reached with Open Text in the six months ended July 31, 2016.

Liquidity and Capital Resources

	Six Months Ended
	July 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(982)	$(9,110)
Net cash used in investing activities	(1,768)	(4,374)
Net cash (used in) provided by financing activities	(9,544)	1,009

As of July 31, 2017, we had cash and cash equivalents of $165.3 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits. Since our inception, we have financed our operations primarily through equity, cash generated from sales and, to a lesser extent, debt financing. We believe our existing cash and cash equivalents, together with our credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

In December 2015, we entered into a new revolving credit facility with a different lender (December 2015 Facility), which provides for a revolving loan facility in the amount of up to $40.0 million maturing in December 2017. In February 2017, we amended the December 2015 Facility to extend the maturity date to December 2018. The December 2015 Facility is denominated in U.S. dollars and, depending on certain conditions, each borrowing is subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit is required for the December 2015 Facility, we are eligible for the lowest interest rate if we maintain at least $40 million in deposits with the lender.  In addition, there is an annual fee of 0.2% on the total commitment amount. At closing, we drew $40.0 million at 1.82% (six month LIBOR plus 1.25%). Borrowings under the December 2015 Facility are collateralized by substantially all of our assets in the United States. It also contains various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as customary limitations on dispositions, mergers or consolidations and other corporate activities.

Operating Activities

For the six months ended July 31, 2017, cash used in operating activities was $1.0 million. The primary factor affecting our operating cash flows during this period was our net loss of $79.4 million, partially offset by non-cash charges of $76.7 million and changes in our operating assets and liabilities of $1.7 million. Non-cash charges consisted primarily of $47.0 million for stock-based compensation, $19.3 million for depreciation and amortization of our property and equipment and intangible assets, and $10.4 million for amortization of deferred commissions. The primary drivers for the changes in operating assets and liabilities include a $12.2 million decrease in accounts receivable that was primarily due to the seasonality of our billings and cash collections, an $8.6 million increase in deferred commissions due to new and expanded deployments with paying customers in the six months ended July 31, 2017, and a $3.2 million increase in accounts payable primarily attributable to timing of invoice payments, which include payments related to our investment in international expansion.

Investing Activities

Cash used in investing activities of $1.8 million for the six months ended July 31, 2017 was primarily due to capital expenditures in connection with fixed asset purchases to support our increased headcount and facilities expansion costs.

Financing Activities

Cash used in financing activities of $9.5 million for the six months ended July 31, 2017 was primarily due to $14.9 million of employee payroll taxes paid related to net share settlement of restricted stock units, $7.9 million of payments of capital lease obligations, and $1 million of acquisition-related contingent consideration, partially offset by $8.9 million of proceeds from issuances of common stock under the 2015 ESPP, and $5.4 million of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of July 31, 2017:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt(1)	$41,515	$1,147	$40,368	$-	$-
Operating lease obligations, net of sublease income amounts (2)	298,269	25,944	63,756	59,288	149,281
Capital leases(3)	44,790	18,215	22,540	4,035	-
Purchase obligations(4)	44,271	18,286	25,985	-	-
Total	$428,845	$63,592	$152,649	$63,323	$149,281

(1)	Includes interest and commitment fee on our line of credit.
(2)

Includes operating lease obligations for our buildings and certain data centers. As of July 31, 2017, we expected to receive sublease income of $13.0 million over the next three years from tenants in certain of our leased facilities.  The amounts set forth in the table above are net of these sublease income amounts.

(3)	Includes obligations related to our datacenter hardware.
(4)	Purchase obligations relate primarily to datacenter operations and sales and marketing activities.

Off-Balance Sheet Arrangements

Through July 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2017 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2017.

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

Non-GAAP operating loss and non-GAAP operating margin

We define non-GAAP operating loss as operating loss excluding expenses related to stock-based compensation, intangible assets amortization, and as applicable, other special items. We specifically identify other adjusting items in our reconciliation of GAAP to Non-GAAP financial measures. Non-GAAP operating margin is defined as non-GAAP operating loss divided by revenue. Similarly, the same items are also excluded from the calculation of non-GAAP operating margins. Although stock-based compensation is an important aspect of the compensation of Box’s employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. For restricted share unit awards, the amount of stock-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts, trade names and customer relationships, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of acquired intangible assets is a static expense, one that is not typically affected by operations during any particular period. We further exclude legal settlement and related costs because they are considered by management to be special items outside our core operating results.

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

Our reconciliation of the non-GAAP financial measures for the three and six months ended July 31, 2017 and 2016 are as follows (in thousands, except per share data and percentages):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
GAAP operating loss	$(38,996)	$(37,919)	$(78,975)	$(76,511)
Stock-based compensation	24,067	19,064	47,013	35,153
Intangible assets amortization	38	916	442	2,375
Expenses related to a legal verdict(1)	—	—	—	(1,664)
Non-GAAP operating loss	$(14,891)	$(17,939)	$(31,520)	$(40,647)

GAAP operating margin	(32)%	(40)%	(33)%	(41)%
Stock-based compensation	20	20	20	19
Intangible assets amortization	—	1	—	1
Expenses related to a legal verdict(1)	—	—	—	(1)
Non-GAAP operating margin	(12)%	(19)%	(13)%	(22)%

GAAP net loss	$(39,285)	$(38,102)	$(79,371)	$(76,677)
Stock-based compensation	24,067	19,064	47,013	35,153
Intangible assets amortization	38	916	442	2,375
Expenses related to a legal verdict(1)	—	—	—	(1,664)
Non-GAAP net loss	$(15,180)	$(18,122)	$(31,916)	$(40,813)

GAAP net loss per share, basic and diluted	$(0.30)	$(0.30)	$(0.60)	$(0.61)
Stock-based compensation	0.19	0.15	0.36	0.28
Intangible assets amortization	—	0.01	—	0.02
Expenses related to a legal verdict(1)	—	—	—	(0.01)
Non-GAAP net loss per share, basic and diluted	$(0.11)	$(0.14)	$(0.24)	$(0.32)
Weighted-average shares outstanding, basic and diluted	132,981	126,776	132,237	125,864

GAAP net cash used in operating activities	$(9,523)	$(4,879)	$(982)	$(9,110)
Purchases of property and equipment	(1,013)	(771)	(1,797)	(11,747)
Payments of capital lease obligations	(4,176)	(2,312)	(7,912)	(3,261)
Free cash flow	$(14,712)	$(7,962)	$(10,691)	$(24,118)
Net cash (used in) provided by investing activities	$(1,011)	$12	$(1,768)	$(4,374)
Net cash (used in) provided by financing activities	$(8,031)	$(4,443)	$(9,544)	$1,009

(1)	Included in general and administrative expenses in the consolidated statements of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $191.8 million as of July 31, 2017. Our cash equivalents and restricted cash primarily consist of overnight deposits and certificates of deposit. All restricted cash is recorded at its estimated fair value. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

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

Interest rate risk also reflects our exposure to movements in interest rates associated with the December 2015 Facility. As of July 31, 2017, we had total debt outstanding with a carrying amount of $40 million which approximates fair value. A hypothetical 10% increase or decrease in interest rates of July 31, 2017 would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 16 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. 11 of the 16 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-USD cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the six months ended July 31, 2017 and 2016.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2017.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $151.8 million, $202.9 million and $168.2 million in our fiscal years ended January 31, 2017, 2016 and 2015, respectively, and $39.3 million in the six months ended July 31, 2017. As of July 31, 2017, we had an accumulated deficit of $963.5 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

We have experienced a period of rapid growth in our operations, employee headcount, and the size of our customer base. You should not consider our recent growth as indicative of our future performance. However, we anticipate that we will continue to expand our operations and employee headcount in the near term, including internationally. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business performance and operating results.

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

The services we offer involve the storage of large amounts of our customers’ sensitive and proprietary information across a broad industry spectrum. Cyber attacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based content collaboration services have been targeted in the past. These increasing threats are being driven by a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. These sources can also implement social engineering techniques to induce our partners, users, employees or customers to disclose passwords or other sensitive information or take other actions to gain access to our users’ data. Additionally, hackers that acquire user account information at other companies can attempt to use that information to compromise our users’ accounts if an account shares the same sensitive information such as passwords. As we increase our customer base and our brand becomes more widely known and recognized, and as our service is used in more heavily regulated industries where there may be a greater concentration of sensitive and protected data, such as healthcare, government, life sciences, and financial services, we may become more of a target for these malicious third parties.

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

As a substantial portion of our sales efforts are increasingly targeted at enterprise customers, our sales cycle may become longer and more expensive, we may encounter greater pricing pressure and implementation and customization challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could harm our business and operating results.

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

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission has enacted a general data protection regulation that becomes effective in May 2018 and will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. Additionally, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. Although U.S. and EU authorities reached a political agreement on February 2, 2016, regarding a new means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, it is facing mounting legal challenges. It is unclear what effect these challenges to the EU-U.S. Privacy Shield will have and whether it will continue to function as an appropriate means for us to legitimize personal data transfers from the EEA to the U.S. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. In March 2017, the United Kingdom began the process to leave the EU by April 2019. In addition, some countries are considering legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

•	changes in usage or adoption rates of the internet and content management services, including outside the United States;
•	the success of our strategic partnerships, including the performance of our resellers, and
•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

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

Our future success depends upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, designers, product managers, sales representatives, and customer support representatives. Our ability to execute efficiently is dependent upon contributions from our employees, including our senior management team and, in particular, Aaron Levie, our co-founder, Chairman and Chief Executive Officer. In addition, occasionally, there may be changes in our senior management team that may be disruptive to our business. For example, we recently announced that Dan Levin, our former Chief Operating Officer, had resigned such role and would be succeeded by Stephanie Carullo. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute on our plans and strategies on a timely basis, our business could be harmed.

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

Our success and ability to compete depend in part on our intellectual property. As of July 31, 2017, we had 55 issued patents in the United States, 18 issued patents in Great Britain, 2 issued patents in Canada, and one issued patent in Japan that expire between 2027 and 2034, as well as 100 pending patent applications in the United States and 7 pending patent applications internationally. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We may also have to expend significant resources to obtain additional patents as we expand our international operations.

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

•	achieving the anticipated benefits of the acquisitions within the expected timeframes;
•	unanticipated write-offs, expenses, charges or risks associated with the transaction; and
•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of July 31, 2017, including our executive officers, employees and directors and their affiliates, collectively held approximately 72.6% of the voting power of our outstanding capital stock as of such date. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from July 31, 2016 through July 31, 2017, the closing price of our Class A common stock ranged from $11.80 per share to $20.48 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

Date: September 8, 2017

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Offer Letter between Box, Inc. and Stephanie Carullo, dated July 7, 2017.	8-K	001-36805	10.1	July 12, 2017
10.2	Transition Employment Letter between Box, Inc. and Dan Levin, dated July 11, 2017.	8-K	001-36805	10.2	July 12, 2017
3.1	Amended and Restated Certificate of Incorporation of Box, Inc., as amended	8-K	001-36805	3.1	June 23, 2017
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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