Form 10-Q
period 2017-10-31
BOX INC
filed 2017-12-08
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

As of November 30, 2017, the number of shares of the registrant’s Class A common stock outstanding was 120,976,520 and the number of shares of the registrant’s Class B common stock outstanding was 15,165,697.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 31,	January 31,
	2017	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$172,857	$177,391
Accounts receivable, net of allowance of $1,909 and $3,346	95,868	120,113
Prepaid expenses and other current assets	13,915	10,826
Deferred commissions	13,331	13,771
Total current assets	295,971	322,101
Property and equipment, net	118,278	117,176
Intangible assets, net	63	543
Goodwill	16,293	16,293
Restricted cash	26,543	26,781
Other long-term assets	9,621	10,780
Total assets	$466,769	$493,674
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,334	$6,658
Accrued compensation and benefits	22,098	30,415
Accrued expenses and other current liabilities	18,074	17,713
Capital lease obligations	18,071	13,748
Deferred revenue	225,194	228,656
Deferred rent	2,147	751
Total current liabilities	296,918	297,941
Debt, non-current	40,000	40,000
Capital lease obligations, non-current	26,667	21,697
Deferred revenue, non-current	27,812	13,328
Deferred rent, non-current	45,943	44,207
Other long-term liabilities	3,129	1,769
Total liabilities	440,469	418,942
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of October 31 (unaudited) and January 31, 2017	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 118,867 shares (unaudited) and 67,831 shares issued and outstanding as of October 31 and January 31, 2017, respectively	8	7
Class B common stock, par value $0.0001 per share; 200,000 shares authorized; 17,223 shares (unaudited) and 62,780 shares issued and outstanding as of October 31 and January 31, 2017, respectively	5	6
Additional paid-in capital	1,033,917	960,144
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive loss	(30)	(120)
Accumulated deficit	(1,006,423)	(884,128)
Total stockholders’ equity	26,300	74,732
Total liabilities and stockholders’ equity	$466,769	$493,674

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Revenue	$129,304	$102,811	$369,467	$288,679
Cost of revenue	34,471	27,115	99,972	82,576
Gross profit	94,833	75,696	269,495	206,103
Operating expenses:
Research and development	34,812	29,652	102,388	84,824
Sales and marketing	81,670	66,796	225,604	186,454
General and administrative	20,910	16,999	63,037	49,087
Total operating expenses	137,392	113,447	391,029	320,365
Loss from operations	(42,559)	(37,751)	(121,534)	(114,262)
Interest expense, net	(287)	(222)	(802)	(587)
Other income (expense), net	277	(22)	560	609
Loss before provision for income taxes	(42,569)	(37,995)	(121,776)	(114,240)
Provision for income taxes	355	238	519	670
Net loss	$(42,924)	$(38,233)	$(122,295)	$(114,910)
Net loss per common share, basic and diluted	$(0.32)	$(0.30)	$(0.92)	$(0.91)
Weighted-average shares used to compute net loss per share, basic and diluted	134,636	128,275	133,044	126,712

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Net loss	$(42,924)	$(38,233)	$(122,295)	$(114,910)
Other comprehensive (loss) income*:
Changes in foreign currency translation adjustment	(88)	(12)	90	53
Net change in unrealized gain on available-for-sale investments	—	—	—	3
Other comprehensive (loss) income*:	(88)	(12)	90	56
Comprehensive loss	$(43,012)	$(38,245)	$(122,205)	$(114,854)

*	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,924)	$(38,233)	$(122,295)	$(114,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,913	8,710	29,250	31,515
Stock-based compensation expense	25,523	19,917	72,536	55,070
Amortization of deferred commissions	5,393	4,251	15,751	13,627
Other	(124)	13	(83)	96
Changes in operating assets and liabilities:
Accounts receivable, net	12,023	(10,825)	24,245	13,547
Deferred commissions	(4,616)	(3,667)	(13,235)	(10,073)
Prepaid expenses, restricted cash and other assets	2,746	1,670	(2,959)	4,107
Accounts payable	(2,592)	2,353	4,469	2,069
Accrued expenses and other liabilities	(4,828)	(1,036)	(8,721)	(20,250)
Deferred rent	1,413	424	3,132	3,078
Deferred revenue	12,167	9,594	11,022	6,185
Net cash provided by (used in) operating activities	14,094	(6,829)	13,112	(15,939)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	—	—	—	240
Maturities of marketable securities	—	—	—	7,057
Purchases of property and equipment	(3,003)	(1,892)	(4,800)	(13,639)
Proceeds from sale of property and equipment	2	8	31	84
Net cash used in investing activities	(3,001)	(1,884)	(4,769)	(6,258)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of borrowing costs	—	—	—	(93)
Proceeds from exercise of stock options, net of repurchases of early exercised stock options	4,002	3,388	9,415	7,603
Proceeds from issuances of common stock under employee stock purchase plan	8,640	6,710	17,521	15,726
Employee payroll taxes paid related to net share settlement of restricted stock units	(11,284)	(4,726)	(26,219)	(13,594)
Acquisition related contingent consideration	—	—	(991)	—
Payments of capital lease obligations	(4,781)	(2,178)	(12,693)	(5,439)
Net cash (used in) provided by financing activities	(3,423)	3,194	(12,967)	4,203
Effect of exchange rate changes on cash and cash equivalents	(88)	(12)	90	53
Net increase (decrease) in cash and cash equivalents	7,582	(5,531)	(4,534)	(17,941)
Cash and cash equivalents, beginning of period	165,275	173,331	177,391	185,741
Cash and cash equivalents, end of period	$172,857	$167,800	$172,857	$167,800
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$527	$50	$1,416	$838
Cash paid for income taxes, net of tax refunds	425	95	1,158	211
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued equipment purchases	$1,714	$3,647	$2,604	$(11,377)
Purchases of property and equipment under capital lease	6,194	8,390	21,875	18,300
Change in unpaid tax related to capital lease	160	522	595	952
Vesting of early exercised stock options and restricted stock units	—	—	—	11
Issuance of common stock in connection with acquisitions and purchases of intangible assets	—	1,011	—	1,011
Timing of settlement of stock options exercise	520	—	520	—

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2017 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2017 and 2016, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2017 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2017. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. Other than items discussed under Recently Adopted Accounting Pronouncements, there have been no other material changes to our critical accounting policies and estimates during the nine months ended October 31, 2017 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of October 31, 2017, and our results of operations, including our comprehensive loss, and our cash flows for the three and nine months ended October 31, 2017 and 2016. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2017 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2018.

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

We sell to a broad range of customers, including resellers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

accounts receivable. We maintain an allowance for accounts receivable based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are reasonably assured based on the size, industry diversification, financial condition and past transaction history of our customers. As of October 31, 2017, one customer, which was a reseller, accounted for more than 10% of total accounts receivable. As of January 31, 2017, two customers, which were both resellers, accounted for more than 10% of total accounts receivable. No single customer, including resellers, represented over 10% of revenue for the three and nine months ended October 31, 2017 and 2016.

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

Geographic Locations

For the three and nine months ended October 31, 2017, revenue attributable to customers in the United States and customers outside the United States was 79% and 21%, respectively. For the three and nine months ended October 31, 2016, revenue attributable to customers in the United States and customers outside the United States was 83% and 17%, respectively. No other country outside of the United States comprised 10% or greater of our revenue for any of the periods presented.

Substantially all of our net assets are located in the United States. As of October 31, 2017 and January 31, 2017, property and equipment located in the United States was 98.7% and 99.7%, respectively.

Recently Issued Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. As of October 31, 2017 and January 31, 2017, we had $26.5 million and $26.8 million in restricted cash, respectively. Restricted cash consists of certificates of deposits related to our leases. The new standard is effective for us beginning February 1, 2018, with early adoption permitted. The new standard should be applied using a retrospective transition method to each period presented. We expect the adoption of ASU 2016-18 will have a material impact on our consolidated statement of cash flows and related disclosures due to the release of $26.0 million in restricted cash disclosed under Note 12.

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

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of sales commission costs related to obtaining customer contracts. In addition, the FASB issued subsequent ASUs, which serve to clarify certain aspects of ASU 2014-09. The standard will be effective for us beginning February 1, 2018; we have elected not to adopt the standard earlier. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method,

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

which will result in a cumulative effect adjustment. We have established a cross-functional team to implement the new standard with respect to the recognition of revenue from contracts with customers. We have identified, and are in the process of implementing, appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard.

Based on our ongoing evaluation, we expect this ASU will impact our capitalization and amortization of sales commissions, the timing of our revenue recognition for certain sales contracts, and their related disclosures. We expect a change to the period over which we amortize sales commissions in order to align them to an expected benefit period of five years. We also expect a change to the scope of capitalized sales commissions based on the definition of incremental costs of obtaining a contract. While we have not finalized the assessment on the new commissions policy, we believe the new commissions policy will have a material impact on our consolidated financial statements, resulting in lower commissions expense over at least the first twelve-month period post adoption. In addition, we expect a change in the timing of revenue recognition for certain sales contracts due primarily to the removal of the current limitation on contingent revenue. We have not yet determined whether the potential impact on revenue will be material to our consolidated financial statements and related disclosures as future sales contracts up to the date of our adoption still may impact our assessment. We continue to assess the potential impact of this ASU on our consolidated financial statements and related disclosures and, as such, our preliminary conclusions remain subject to change.

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

In April 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement. In addition, cash flows related to excess tax benefits will be presented as an operating activity on the cash flow statement. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flow statement, and provides an accounting policy election to account for forfeitures as they occur.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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
•

Level 2—Observable inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs are based on our own assumptions used to measure assets and liabilities at fair value and require significant management judgment or estimation.

We measure restricted cash at fair value on a recurring basis. We classify this asset within Level 1 or Level 2 because they are valued using either quoted market prices for identical assets or inputs other than quoted prices that are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. We had restricted cash in the form of certificates of deposits of $26.5 million and $26.8 million as of October 31, 2017 and January 31, 2017, respectively, classified within Level 2.

On November 29, 2017, in connection with our entry into a new secured credit agreement with Wells Fargo Bank, National Association (November 2017 Facility), we utilized an available sublimit for the issuance of $26.0 million in letters of credit and released the restrictions on the corresponding certificates of deposits. Accordingly, we released $26.0 million from restricted cash to cash and cash equivalents. Refer to Note 12 for additional details.

Note 3. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31,	January 31,
	2017	2017
Prepaid expenses	$9,569	$9,256
Other current assets	4,346	1,570
Total prepaid expenses and other current assets	$13,915	$10,826

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	October 31,	January 31,
	2017	2017
Servers	$160,067	$143,219
Leasehold improvements	64,507	64,379
Computer hardware and software	11,996	11,373
Furniture and fixtures	13,073	12,824
Construction in progress	13,234	5,882
Total property and equipment	262,877	237,677
Less: accumulated depreciation	(144,599)	(120,501)
Total property and equipment, net	$118,278	$117,176

As of October 31, 2017, the gross carrying amount of property and equipment included $65.3 million of servers and $6.8 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $23.6 million. As of January 31, 2017, the gross carrying amount of property and equipment included $43.2 million of servers and related equipment and $5.6 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $10.4 million.

Depreciation expense related to property and equipment was $9.9 million and $8.2 million for the three months ended October 31, 2017 and 2016, respectively, and $28.8 million and $28.6 million for the nine months ended October 31, 2017 and 2016, respectively. Included in these amounts was depreciation expense for servers acquired under capital leases in the amount of $4.9 million and $2.0 million for the three months ended October 31, 2017 and 2016, respectively, and $13.3 million and $5.0 million for the nine months ended October 31, 2017 and 2016, respectively. Construction in progress primarily consists of servers, networking equipment and storage infrastructure being provisioned in our datacenter facilities as well as leasehold improvements due to facilities investments. In addition, the amounts of interest capitalized to property and equipment were not material for the three and nine months ended October 31, 2017 and 2016.

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

Note 5. Goodwill and Intangible Assets

There was no goodwill activity for the three and nine months ended October 31, 2017.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (1)		Gross Value	Accumulated Amortization	Net Carrying Value
October 31, 2017
Developed technology	2.5	years	$14,273	$(14,273)	$—
Trade name and other	6.9	years	1,201	(1,138)	63
Intangibles, net			$15,474	$(15,411)	$63

January 31, 2017
Developed technology	2.5	years	$14,273	$(13,908)	$365
Trade name and other	6.9	years	1,201	(1,023)	178
Intangibles, net			$15,474	$(14,931)	$543

(1)	From the date of acquisition

Intangible amortization expense was not material for the three months ended October 31, 2017 and was $0.5 million for the three months ended October 31, 2016.  For the nine months ended October 31, 2017 and 2016, intangible amortization expense was $0.5 million and $2.9 million, respectively. Amortization of acquired technology is included in cost of revenue and amortization for trade names is included in general and administrative expenses in the consolidated statements of operations. As of October 31, 2017, expected amortization expense for intangible assets was not material.

Note 6. Commitments and Contingencies

Letters of Credit

As of October 31, 2017 and January 31, 2017, we had letters of credit in the aggregate amount of $26.5 million and $26.8 million, respectively, in connection with our operating and capital leases. Letters of credit in connection with our facility leases are collateralized by certificates of deposits. Refer to Note 2 for additional details.

On November 29, 2017, in connection with our entry into the November 2017 Facility, we utilized an available sublimit for the issuance of $26.0 million in letters of credit and released the restrictions on the corresponding certificates of deposits. Refer to Note 12 for additional details.

Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and datacenters with lease periods expiring primarily between fiscal years 2018 and 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are included in the table below.

We also entered into various capital lease arrangements to obtain servers for our operations. These agreements are typically for three to four years. The leases are secured by the underlying leased servers.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of October 31, 2017, future minimum lease payments under non-cancellable capital and operating leases are as follows (in thousands):

Years ending January 31:	Capital Leases	Operating Leases, net of Sublease Income
Remainder of 2018	$5,082	$6,593
2019	17,923	$28,061
2020	12,415	$32,453
2021	8,932	$33,447
2022	1,947	$30,793
Thereafter	—	$161,669
Total minimum lease payments	$46,299	$293,016
Less: amount representing interest	(1,561)
Present value of minimum lease payments	$44,738

We sublease certain floors of our headquarters and one floor of our office in San Francisco. These subleases have terms ranging from 19 to 49 months that will expire between fiscal 2018 and 2021. Non-cancellable sublease proceeds for the years ending January 31, 2018, 2019, 2020 and 2021 of $1.8 million, $5.8 million, $1.9 million and $1.8 million, respectively, are included in the table above.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. We did not have material asset retirement obligations as of October 31, 2017 and January 31, 2017. In addition, sufficient information did not exist as of October 31, 2017 to reasonably estimate the fair value of asset retirement obligations for the leases on our Tokyo and London offices.

We recognize rent expense under our operating leases on a straight-line basis. Rent expense totaled $8.1 million and $4.7 million, net of sublease income of $1.9 million and $1.8 million for the three months ended October 31, 2017 and 2016, respectively, and rent expense totaled $20.3 million and $13.3 million, net of sublease income of $5.6 million and $5.0 million for the nine months ended October 31, 2017 and 2016, respectively.

Purchase Obligations

As of October 31, 2017, future payments under non-cancellable contractual purchases, which relate primarily to datacenter operations and sales and marketing activities, are as follows (in thousands):

Years ending January 31:
Remainder of 2018	$5,046
2019	25,164
2020	22,708
$52,918

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In addition to the litigation discussed above, from time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of October 31, 2017.

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

Note 7. Debt

Line of Credit

In December 2015, we entered into a revolving credit facility (December 2015 Facility) with a lender in the amount of up to $40.0 million maturing in December 2017. The December 2015 Facility was denominated in U.S. dollars and, depending on certain conditions, each borrowing was subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit was required for the December 2015 Facility, we were eligible for the lowest interest rate if we maintained at least $40 million in deposits with the lender.  In addition, there was an annual fee of 0.2% on the total commitment amount. We drew $40.0 million at 1.82% (six month LIBOR plus 1.25%). Borrowings under the December 2015 Facility were collateralized by substantially all of our assets in the United States. The December 2015 Facility also contained various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as customary limitations on dispositions, mergers or consolidations and other corporate activities. As of October 31, 2017, we were in compliance with all financial covenants. In February 2017, we amended the December 2015 Facility to extend the maturity date to December 2018. Interest expense, net of capitalized interest costs, for the periods presented is not material.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On November 27, 2017, we terminated the December 2015 Facility and entered into the November 2017 Facility. Refer to Note 12 for additional details.

Note 8. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Twenty-five percent of each grant of stock options and restricted stock units generally vest one year from the vesting commencement date and continue to vest (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter. As of October 31, 2017, 16,633,551 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of October 31, 2017, 2,202,188 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2017	12,318,800	$7.44	6.42	$119,606
Options granted	1,533,056	17.46
Option exercised	(1,561,172)	6.36
Options forfeited/cancelled	(852,990)	15.05
Balance as of October 31, 2017	11,437,694	$8.37	5.99	$155,364
Vested and expected to vest as of October 31, 2017	11,330,158	$8.30	5.97	$154,675
Exercisable as of October 31, 2017	8,939,286	$6.36	5.30	$139,342

The aggregate intrinsic value of options vested and expected to vest and exercisable as of October 31, 2017 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

options for the nine months ended October 31, 2017 and 2016 was $18.8 million and $21.5 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested for the nine months ended October 31, 2017 and 2016 was $7.2 million and $12.7 million, respectively.  The weighted-average grant date fair value of options granted to employees during the nine months ended October 31, 2017 and 2016 was $7.04 and $5.45 per share, respectively.

As of October 31, 2017, there was $15.1 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.40 years.

In April 2017, the compensation committee of our board of directors approved and granted 475,000 performance-based stock options under the 2015 Plan to certain executive officers where vesting is subject to both the continued employment of the participant and the achievement of market-based performance goals established by the compensation committee. Subject to the achievement of the performance goals, 25% of the performance-based options vest one year from the vesting commencement date, and 1/48th continue to vest each month thereafter. The grant date fair value of these awards was determined using a Monte Carlo valuation model. As of October 31, 2017, these market-based performance goals were not met. During the nine months ended October 31, 2017, 250,000 performance-based stock options were forfeited in connection with a participant’s resignation of employment.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2017	11,822,316	$14.67
Granted	6,820,260	17.74
Vested, net of shares withheld for employee payroll taxes	(2,338,184)	14.51
Forfeited/cancelled	(1,342,417)	15.12
Unvested balance - October 31, 2017	14,961,975	$16.22

As of October 31, 2017, there was $196.6 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.91 years.

2015 ESPP

As of October 31, 2017, there was $8.6 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Cost of revenue	$2,814	$1,986	$7,945	$5,328
Research and development	9,705	7,730	28,419	21,602
Sales and marketing	8,208	6,744	23,882	18,390
General and administrative	4,796	3,457	12,290	9,750
Total stock-based compensation	$25,523	$19,917	$72,536	$55,070

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended						Nine Months Ended
	October 31,						October 31,
	2017			2016			2017			2016
Employee Stock Options
Expected term (in years)			6.1			6.0	5.5	-	6.1	5.5	-	6.0
Risk-free interest rate			2.0%	1.3%	-	1.4%	1.8%	-	2.1%	1.3%	-	1.5%
Volatility			39%			40%	38%	-	40%	40%	-	43%
Dividend yield			0%			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0
Risk-free interest rate	1.2%	-	1.4%	0.5%	-	0.8%	0.9%	-	1.4%	0.5%	-	0.9%
Volatility	29%	-	40%	39%	-	51%	28%	-	43%	39%	-	60%
Dividend yield			0%			0%			0%			0%

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31,
	2017		2016
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(35,061)	$(7,863)	$(16,978)	$(21,255)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	109,972	24,664	56,964	71,311
Net loss per share—basic and diluted	$(0.32)	$(0.32)	$(0.30)	$(0.30)

	Nine Months Ended October 31,
	2017		2016
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(84,998)	$(37,297)	$(46,036)	$(68,874)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	92,469	40,575	50,764	75,948
Net loss per share—basic and diluted	$(0.92)	$(0.92)	$(0.91)	$(0.91)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Options to purchase common stock	11,997	13,036	12,094	13,900
Restricted stock units	13,962	10,249	13,382	9,623
Employee stock purchase plan	1,845	1,262	3,437	2,187
Repurchasable shares from early-exercised options and unvested restricted stock	164	312	206	350
Contingently issuable common stock	52	73	55	80
	28,020	24,932	29,174	26,140

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We file tax returns in the United States for federal, California, and other states. All tax years remain open to examination for both federal and state purposes as a result of our net operating loss and credit carryforwards. We began to file foreign tax returns in the United Kingdom starting with the year ended January 31, 2013, in France, Germany and Japan starting with the year ended January 31, 2014, in Canada starting with the year ended January 31, 2015, and in Australia, Sweden, and Netherlands starting with the year ended January 31, 2016. Certain tax years remain open to examination.

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

Note 12. Subsequent Events

On November 27, 2017, we entered into a secured credit agreement with Wells Fargo Bank, National Association with a maturity date of November 27, 2020 (November 2017 Facility). The November 2017 Facility provides for an $85.0 million revolving credit facility, with a sublimit of $30.0 million available for the issuance of letters of credit. The proceeds of the revolving loans may be used for general corporate purposes. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.  Interest on the revolving loans is payable quarterly in arrears with respect to loans based on the prime rate and at the end of an interest period in the case of loans based on the LIBOR rate (or at each three month interval if the interest period is longer than three months).  As of November 29, 2017, there was $40.0 million in revolving loans outstanding and $26.0 million in letters of credit issued under the November 2017 Facility. Borrowings under the November 2017 Facility were collateralized by substantially all of our assets.

The November 2017 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement.  Additionally, the November 2017 Facility contains customary affirmative and negative covenants, including covenants limiting our, and our subsidiaries’, ability to, among other things, grant liens, incur debt, pay dividends or distributions on the capital stock, effect certain mergers, make investments, dispose of assets and enter into transactions with affiliates, in each case subject to customary exceptions for a credit facility of the size and type of the November 2017 Facility.

On November 27, 2017, we paid in full all amounts outstanding under the December 2015 Facility, including the outstanding principal balance of $40.0 million, and terminated the December 2015 Facility and all related loan documents and collateral documents, in conjunction with entering into the November 2017 Facility. We were not obligated to pay any early termination penalties as a result of the termination. The related remaining unamortized debt issuance and end of term fees was not material. We disclosed our debt commitment in Contractual Obligations and Commitments within Item 2 to reflect our entry into the November 2017 Facility and our termination of the December 2015 Facility.

On November 29, 2017, the restrictions on our certificates of deposits that collateralized the letters of credit were released as the letters of credit were deemed to be included under the November 2017 Facility sublimit. As such, we released $26.0 million from restricted cash to cash and cash equivalents. We expect the release of this restricted cash will have a material impact on the condensed consolidated balance sheet and consolidated statement of cash flows for the three months and twelve months ending January 31, 2018.

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

We were founded and publicly launched our platform in 2005 with a simple but powerful idea: to make it incredibly easy for people to securely manage, share and collaborate on their most important content online. In 2006, we introduced a free version of our product in order to rapidly grow our user base, and we surpassed one million registered users by July 2007. As users began to bring our solution into the workplace, we learned that businesses were eager for a solution to empower user-friendly content sharing and collaboration in a secure, manageable way. Starting in 2007, we began enhancing our platform to serve businesses and large enterprises, which meant expanding our business functionality with features such as our administrative console, identity integration, activity reporting and full-text search. To further satisfy the requirements of IT departments in large organizations, we began to invest heavily in enhancing the security of our platform. Also in 2007, we began to build an enterprise sales team. The continual evolution of our platform features allowed our sales team to sell into increasingly larger organizations. To empower users to work securely from anywhere, we built native applications for all major mobile platforms. The introduction of our iPad application in 2010 further accelerated enterprise adoption of our platform. In 2012, we introduced our Box OneCloud platform and our Box Embed framework to encourage developers and independent software vendors (ISVs) to build powerful applications that connect to Box, furthering the reach of the Box service. We continued to innovate by expanding our offerings to include Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; Box Zones, which gives global customers the ability to store their data locally in certain regions; Box Platform, which further enables customers and partners to build enterprise apps using the Box Platform; and Box Relay, which allows our users to easily build, manage and track their own workflows. We continued to expand our international presence further with the opening of our international offices.

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

We have achieved significant growth in a short period of time. Our user base includes over 57 million registered users. We define a registered user as a Box account that has been provisioned to a unique user ID. As of October 31, 2017, over 17% of our registered users were paying users who register as part of a larger enterprise or business account or by using a personal account. We currently have 80,000 paying organizations, and our solution is offered in 22 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

We intend to continue scaling our organization to meet the increasingly complex needs of our customers. Our sales and customer success teams are organized to efficiently serve organizations ranging from small businesses to the world’s largest global organizations. We have invested, and expect to continue to invest in our sales and marketing teams to sell our services around the world, as well as in our development efforts to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make investments in both our infrastructure to meet the needs of our growing user base both in and outside the United States, and in our professional services organization (Box Consulting) to address the strategic needs of our customers in more complex deployments and to drive broader adoption across a wide array of use cases. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future.

For the nine months ended October 31, 2017 and 2016, our revenue was $369.5 million and $288.7 million, respectively, representing year-over-year growth of 28%, and our net losses were $122.3 million and $114.9 million, respectively. For the nine months ended October 31, 2017 and 2016, revenue from customers outside the United States represented 21% and 17% of our revenue, respectively. Box is headquartered in Redwood City, California and operates offices across the United States, Europe, and Asia.

Our Business Model

Our business model focuses on maximizing the lifetime value of a customer relationship. We make significant investments in acquiring new customers and believe that we will be able to achieve a positive return on these investments by retaining customers, cross-selling our newer products and expanding the size of our deployments within our customer base over time. In connection with the acquisition of new customers, we incur and recognize significant upfront costs. These costs include sales and marketing costs associated with acquiring new customers, such as sales commission expenses, a significant portion of which is expensed upfront and the remaining portion of which is expensed over the length of the non-cancellable subscription term, and marketing costs, which are expensed as incurred. Due to our subscription model, we recognize revenue ratably over the term of the subscription period, which commences when all of the revenue recognition criteria have been met. Although our objective is for each customer to be profitable for us over the duration of our relationship, the costs we incur with respect to any customer relationship, whether a new customer or an expansion within an existing customer, may exceed revenue in earlier periods because we recognize those costs faster than we recognize the associated revenue.

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

Key Business Metrics

We use the key metrics below for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that these key metrics provide meaningful supplemental information regarding our performance. We believe that both management and investors benefit from referring to these key metrics in assessing our performance and when planning, forecasting, and analyzing future periods. These key metrics also facilitate management's internal comparisons to our historical performance as well as comparisons to certain competitors' operating results. We believe these key metrics are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Billings (in thousands)	$141,471	$112,405	$380,489	$294,864
Billings growth rate	26%	26%	29%	23%
Free cash flow (in thousands)	6,310	(10,899)	(4,381)	(35,017)
Retention rate (period end)	112%	115%	112%	115%

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

Billings increased 29% in the nine months ended October 31, 2017 over the nine months ended October 31, 2016. The increase in billings was primarily driven by the addition of new customers with larger initial deployments, expansion of the number of users within existing customers, and an enhanced developer access fee from one of our resellers.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
GAAP revenue	$129,304	$102,811	$369,467	$288,679
Deferred revenue, end of period	253,006	192,598	253,006	192,598
Less: deferred revenue, beginning of period	(240,839)	(183,004)	(241,984)	(186,413)
Billings	$141,471	$112,405	$380,489	$294,864

Free Cash Flow

We define free cash flow as cash from operating activities less purchases of property and equipment, principal payments of capital lease obligations, and other items that did not or are not expected to require cash settlement and which management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. Historically, these items have included restricted cash used to guarantee significant letters of credit for our Redwood City headquarters. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash used in operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section of this report. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

Free cash flow for the nine months ended October 31, 2017 was negative $4.4 million, an improvement of $30.6 million as compared to the nine months ended October 31, 2016. The increase in free cash flow was primarily driven by an increase in cash provided by operations of $29.1 million and a decrease in capital expenditures of $8.8 million, partially offset by an increase in capital lease obligation payments of $7.3 million. The primary factors affecting the increase in cash flow from operating activities include the changes in our operating assets and liabilities of $19.3 million and improvement of our net loss adjusted for non-cash charges by $9.8 million. The decrease in capital expenditures was primarily due to a reduction in capital expenditures related to the completion of our new Redwood City headquarters, partially offset by our facilities investments in Austin, Tokyo and London. As we continue to invest in our data center operations, we expect capital lease obligations to increase in the foreseeable future. Improvement in our working capital management process and the completion of our Redwood City headquarters have driven significant improvements in free cash flow.

Retention Rate

We calculate our retention rate as of a period end by starting with the annual contract value (ACV) from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period ACV) and a subscription term of at least 12 months. We then calculate ACV from these same customers as of the current period end (Current Period ACV). Finally, we divide the aggregate Current Period ACV for the trailing 12 month period by the aggregate Prior Period ACV for the trailing 12 month period to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the nine months ended October 31, 2017. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 112% and 115% as of October 31, 2017 and 2016, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% of the Prior Period ACV. Our retention rates consistently exceeded 100% and were primarily attributable to an increase in user expansion. We believe our investments in product, Customer Success, and Box Consulting are driving our strong customer retention results. As we penetrate customer accounts, we expect our rate of growth in expansion to trend down over time but our retention rate to remain above 100% for the foreseeable future.

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

Interest Expense, Net

Interest expense, net consists of interest expense and interest income. Interest expense consists of interest charges for our line of credit, fees on our letters of credit, the amortization of capitalized debt issuance costs, and capital leases. Interest income consists of interest earned on our cash, cash equivalents, and restricted cash. We have historically invested our cash in overnight deposits and short term, investment-grade corporate debt, and asset backed securities.

Other Income (loss), Net

Other income (loss), net consists primarily of gains and losses from foreign currency transactions and other income (expense).

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States and, as applicable, changes in our deferred taxes and related valuation allowance positions and uncertain tax positions.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Revenue	$129,304	$102,811	$369,467	$288,679
Cost of revenue(1)(2)	34,471	27,115	99,972	82,576
Gross profit	94,833	75,696	269,495	206,103
Operating expenses:
Research and development(2)	34,812	29,652	102,388	84,824
Sales and marketing(2)	81,670	66,796	225,604	186,454
General and administrative(1)(2)	20,910	16,999	63,037	49,087
Total operating expenses	137,392	113,447	391,029	320,365
Loss from operations	(42,559)	(37,751)	(121,534)	(114,262)
Interest expense, net	(287)	(222)	(802)	(587)
Other income (loss), net	277	(22)	560	609
Loss before provision for income taxes	(42,569)	(37,995)	(121,776)	(114,240)
Provision for income taxes	355	238	519	670
Net loss	$(42,924)	$(38,233)	$(122,295)	$(114,910)
Net loss per common share, basic and diluted	$(0.32)	$(0.30)	$(0.92)	$(0.91)
Weighted-average shares used to compute net loss per share, basic and diluted	134,636	128,275	133,044	126,712

(1) Includes intangible assets amortization as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of revenue	$—	$506	$365	$2,804
General and administrative	39	39	116	116
Total intangible assets amortization	$39	$545	$481	$2,920

(2) Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Cost of revenue	$2,814	$1,986	$7,945	$5,328
Research and development	9,705	7,730	28,419	21,602
Sales and marketing	8,208	6,744	23,882	18,390
General and administrative	4,796	3,457	12,290	9,750
Total stock-based compensation	$25,523	$19,917	$72,536	$55,070

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)	27	26	27	29
Gross profit	73	74	73	71
Operating expenses:
Research and development(2)	27	29	28	29
Sales and marketing(2)	63	65	61	65
General and administrative(1)(2)	16	17	17	17
Total operating expenses	106	111	106	111
Loss from operations	(33)	(37)	(33)	(40)
Interest expense, net	—	—	—	—
Other income (loss), net	—	—	—	—
Loss before provision for income taxes	(33)	(37)	(33)	(40)
Provision for income taxes	—	—	—	—
Net loss	(33)%	(37)%	(33)%	(40)%

(1) Includes intangible assets amortization as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Cost of revenue	—%	—%	—%	1%
General and administrative	—	—	—	—
Total intangible assets amortization	—%	—%	—%	1%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Cost of revenue	2%	2%	2%	2%
Research and development	8	8	8	7
Sales and marketing	6	7	7	6
General and administrative	4	3	3	3
Total stock-based compensation	20%	20%	20%	18%

Comparison of the Three Months Ended October 31, 2017 and 2016

Revenue

	Three Months Ended
	October 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue	$129,304	$102,811	$26,493	26%

Revenue was $129.3 million for the three months ended October 31, 2017, compared to $102.8 million for the three months ended October 31, 2016, representing an increase of $26.5 million, or 26%. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 16% from October 31, 2016 to 2017, as well as increased sales of our additional product offerings. Also in this period, there were renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 112% as of October 31, 2017.

Cost of Revenue

	Three Months Ended
	October 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$34,471	$27,115	$7,356	27%
Percentage of revenue	27%	26%

Cost of revenue was $34.5 million, or 27% of revenue, for the three months ended October 31, 2017, compared to $27.1 million, or 26% of revenue, for the three months ended October 31, 2016, representing an increase of $7.4 million, or 27%. The increase in absolute dollars was primarily due to an increase of $2.0 million in rent primarily related to the expansion of new data centers, a net increase of $1.9 million in depreciation primarily related to the purchase of additional data center equipment, an increase of $1.3 million in employee and related costs primarily driven by the increase in headcount from 227 as of October 31, 2016 to 258 as of October 31, 2017, an increase of $0.8 million in stock-based compensation expense primarily driven by an increase in equity grants, and an increase in investments for our growing paid users. The increase was partially offset by a decrease of $1.0 million in datacenter service costs due to further optimizations in infrastructure costs and a $0.5 million decrease in the amortization of certain intangible assets that reached the end of their estimated useful lives. Cost of revenue as a percentage of revenue increased 1 point year-over-year primarily due to our continued investments in our data center infrastructure to support our expected revenue growth in paying customers and new products.

Research and Development

	Three Months Ended
	October 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Research and development	$34,812	$29,652	$5,160	17%
Percentage of revenue	27%	29%

Research and development expenses were $34.8 million, or 27% of revenue, for the three months ended October 31, 2017, compared to $29.7 million, or 29% of revenue, for the three months ended October 31, 2016, representing an increase of $5.2 million, or 17%. The increase in absolute dollars was primarily due to an increase of $3.3 million in employee and related costs primarily driven by the increase in headcount from 304 employees as of October 31, 2016 to 333 employees as of October 31, 2017, and an increase of $2.0 million in stock-based compensation expense primarily driven by the increase in equity grants. Despite an increase in absolute dollars spent, research and development expense as a percentage of revenue decreased 2 points year-over-year. While we continued to invest in our product and service offerings and develop new products, we were able to do so at a lower percentage of revenue year-over-year as our revenue growth outpaced our research and development spending.

Sales and Marketing

	Three Months Ended
	October 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$81,670	$66,796	$14,874	22%
Percentage of revenue	63%	65%

Sales and marketing expenses were $81.7 million, or 63% of revenue, for the three months ended October 31, 2017, compared to $66.8 million, or 65% of revenue, for the three months ended October 31, 2016, representing an increase of $14.9 million, or 22%. The increase in absolute dollars was primarily due to an increase of $7.7 million in employee and related costs and an increase of $1.5 million in stock-based compensation expense primarily driven by the increase in headcount from 659 employees as of October 31, 2016 to 859 employees as of October 31, 2017. In addition, there was an increase of $3.0 million in allocated costs attributable mainly to increased facilities and infrastructure costs, an increase of $2.1 million in marketing expenses in connection with our annual user conference (BoxWorks 2017), investments in marketing technology and demand generation, and an increase of $1.6 million in commission expenses. The increase in sales and marketing expenses was partially offset by a $1.5 million decrease in datacenter and customer support costs to support our free users. Sales and marketing expenses as a percentage of revenue decreased 2 points year-over-year as our sales and marketing expenses are generally higher for acquiring new customers than for expansions or renewals of existing customer subscriptions, and a decrease in cost to support our free users. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will continue to decrease as a percentage of revenue. We continue to invest aggressively to capture our large market opportunity and capitalize on our competitive position, while growing our sales and marketing efficiency to achieve our long-term margin objectives.

General and Administrative

	Three Months Ended
	October 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
General and administrative	$20,910	$16,999	$3,911	23%
Percentage of revenue	16%	17%

General and administrative expenses were $20.9 million, or 16% of revenue, for the three months ended October 31, 2017, compared to $17.0 million, or 17% of revenue, for the three months ended October 31, 2016, representing an increase of $3.9 million, or 23%. The increase in absolute dollars was primarily due to an increase of $2.3 million in employee and related costs and an increase of $1.3 million in stock-based compensation expense primarily driven by the increase in headcount from 220 employees as of October 31, 2016 to 276 employees as of October 31, 2017. In addition, there was a $0.7 million increase in enterprise subscription software.

Comparison of the Nine Months Ended October 31, 2017 and 2016

Revenue

	Nine Months Ended
	October 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Revenue	$369,467	$288,679	$80,788	28%

Revenue was $369.5 million for the nine months ended October 31, 2017, compared to $288.7 million for the nine months ended October 31, 2016, representing an increase of $80.8 million, or 28%. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by 16% from October 31, 2016 to 2017. Also in this period, there were renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 112% as of October 31, 2017.

Cost of Revenue

	Nine Months Ended
	October 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$99,972	$82,576	$17,396	21%
Percentage of revenue	27%	29%

Cost of revenue was $100.0 million, or 27% of revenue, for the nine months ended October 31, 2017, compared to $82.6 million, or 29% of revenue, for the nine months ended October 31, 2016, representing an increase of $17.4 million, or 21%. The increase in absolute dollars was primarily due to an increase of $5.0 million in rent primarily related to the expansion of new data centers, an increase of $2.6 million in stock-based compensation expense primarily driven by the increase in headcount from 227 as of October 31, 2016 to 258 as of October 31, 2017, and an increase in equity grants, an increase of $2.0 million in employee and related costs, an increase of $1.8 million in outside agency consulting and contractor services, an increase of $1.4 million in datacenter service costs, and an increase in investments for our growing paid users. The increase was partially offset by a $2.4 million decrease in the amortization of certain intangible assets that reached the end of their estimated useful.  Despite an increase in absolute dollars, cost of revenue as a percentage of revenue decreased 2 points year-over-year. While we continued to invest in our data center infrastructure to support our expected growth in paying customers and new products, we were able to do so at a lower percentage of revenue year-over-year as our revenue growth outpaced our data center infrastructure spending.

Research and Development

	Nine Months Ended
	October 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Research and development	$102,388	$84,824	$17,564	21%
Percentage of revenue	28%	29%

Research and development expenses were $102.4 million, or 28% of revenue, for the nine months ended October 31, 2017, compared to $84.8 million, or 29% of revenue, for the nine months ended October 31, 2016, representing an increase of $17.6 million, or 21%. The increase in absolute dollars was primarily due to an increase of $9.5 million in employee and related costs and an increase of $6.8 million in stock-based compensation expense primarily driven by the increase in headcount from 304 employees as of October 31, 2016 to 333 employees as of October 31, 2017, and an increase in equity grants. In addition, there was an increase of $1.5 million in outside agency consulting and contractor services related to enhancements of our products and development of new products. Despite an increase in absolute dollars spent, research and development expense as a percentage of revenue decreased 1 point year-over-year. While we continued to invest in our product and service offerings and develop new products, we were able to do so at a lower percentage of revenue year-over-year as our revenue growth outpaced our research and development spending.

Sales and Marketing

	Nine Months Ended
	October 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$225,604	$186,454	$39,150	21%
Percentage of revenue	61%	65%

Sales and marketing expenses were $225.6 million, or 61% of revenue, for the nine months ended October 31, 2017, compared to $186.5 million, or 65% of revenue, for the nine months ended October 31, 2016, representing an increase of $39.2 million, or 21%. The increase in absolute dollars was primarily due to an increase of $20.6 million in employee and related costs and an increase of $5.5 million in stock-based compensation primarily driven by the increase in headcount from 659 employees as of October 31, 2016 to 859 employees as of October 31, 2017. In addition, there was an increase of $6.1 million in allocated costs attributable mainly to increased facilities and infrastructure costs, an increase of $5.0 million in commission expenses, an increase of $4.2 million in marketing expenses related to our annual user conference (BoxWorks 2017), investments in marketing technology and demand generation, and an increase of $1.5 million in travel-related costs. The increase in sales and marketing expenses was partially offset by a $5.8 million decrease in datacenter and customer support costs to support our free users. Sales and marketing expenses as a percentage of revenue decreased 4 points year over year primarily due to improved marketing efficiency, as our sales and marketing expenses are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions, and a decrease in cost to support our free users. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals rather than new or expanding Box deployments, we expect that sales and marketing expenses will continue to decrease as a percentage of revenue. We continue to invest aggressively to capture our large market opportunity and capitalize on our competitive position, while growing our sales and marketing efficiency to achieve our long-term margin objectives.

General and Administrative

	Nine Months Ended
	October 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
General and administrative	$63,037	$49,087	$13,950	28%
Percentage of revenue	17%	17%

General and administrative expenses were $63.0 million, or 17% of revenue, for the nine months ended October 31, 2017, compared to $49.1 million, or 17% of revenue, for the nine months ended October 31, 2016, representing an increase of $14.0 million, or 28%. The increase in absolute dollars was primarily due to an increase of $5.3 million in employee and related costs, and an increase of $2.5 million in stock-based compensation expense primarily driven by the increase in headcount from 220 employees as of October 31, 2016 to 276 employees as of October 31, 2017, an increase of $4.2 million in outside agency and contractor costs as we further invest in our systems, processes and infrastructure, and an increase of $1.6 million in enterprise subscription software. In addition, general and administrative expense for the nine months ended October 31, 2016 includes a benefit of $1.7 million recorded in connection with the settlement agreement reached with Open Text.

Liquidity and Capital Resources

	Nine Months Ended
	October 31,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$13,112	$(15,939)
Net cash used in investing activities	(4,769)	(6,258)
Net cash (used in) provided by financing activities	(12,967)	4,203

As of October 31, 2017, we had cash and cash equivalents of $172.9 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits. Since our inception, we have financed our operations primarily through equity, cash generated from sales and, to a lesser extent, debt financing. We believe our existing cash and cash equivalents, together with our credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

In December 2015, we entered into a revolving credit facility (December 2015 Facility), which provided for a revolving loan facility in the amount of up to $40.0 million maturing in December 2017. In February 2017, we amended the December 2015 Facility to extend the maturity date to December 2018. The December 2015 Facility was denominated in U.S. dollars and, depending on certain conditions, each borrowing was subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit was required for the December 2015 Facility, we were eligible for the lowest interest rate if we maintained at least $40 million in deposits with the lender.  In addition, there was an annual fee of 0.2% on the total commitment amount. At closing, we drew $40.0 million at 1.82% (six month LIBOR plus 1.25%). Borrowings under the December 2015 Facility were collateralized by substantially all of our assets in the United States. The December 2015 Facility also contained various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as customary limitations on dispositions, mergers or consolidations and other corporate activities.

On November 27, 2017, we terminated the December 2015 Facility and entered into the November 2017 Facility. Refer to Note 12 within Item 1 for additional details.

Operating Activities

For the nine months ended October 31, 2017, cash provided by operating activities was $13.1 million. The primary factor affecting our operating cash flows during this period was our net loss of $122.3 million, partially offset by non-cash charges of $117.5 million and changes in our operating assets and liabilities of $17.9 million. Non-cash charges consisted primarily of $72.5 million for stock-based compensation, $29.3 million for depreciation and amortization of our property and equipment and intangible assets, and $15.7 million for amortization of deferred commissions.

The primary drivers for the changes in operating assets and liabilities include a $24.3 million decrease in accounts receivable that was primarily due to increased efforts in cash collections, a $13.2 million increase in deferred commissions due to new and expanded deployments with paying customers in the nine months ended October 31, 2017, an $11.0 million increase in deferred revenue, and a $4.2 million decrease in accounts payable, accrued expenses and other liabilities primarily attributable to timing of invoice payments, which include payments related to our investment in international expansion for the nine months ended October 31, 2017.

Investing Activities

Cash used in investing activities of $4.8 million for the nine months ended October 31, 2017 was primarily due to capital expenditures in connection with fixed asset purchases to support our increased headcount and facilities investments in Austin, London, and Tokyo.

Financing Activities

Cash used in financing activities of $13.0 million for the nine months ended October 31, 2017 was primarily due to $26.2 million of employee payroll taxes paid related to net share settlement of restricted stock units and $12.7 million of payments of capital lease obligations, partially offset by $17.5 million of proceeds from issuances of common stock under the 2015 ESPP, and $9.4 million of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of October 31, 2017:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt(1)(2)	$41,246	$1,147	$40,099	$—	$—
Operating lease obligations, net of sublease income amounts (3)	293,016	27,150	65,197	56,931	143,738
Capital leases(4)	46,299	18,973	23,746	3,580	—
Purchase obligations(5)	52,918	20,631	32,287	—	—
Total	$433,479	$67,901	$161,329	$60,511	$143,738

(1)	Includes interest and commitment fee on our December 2015 Facility.
(2)

Does not reflect the termination of the December 2015 Facility and entry into the November 2017 Facility. Refer to Note 12 within Item 1 for additional details. The contractual debt obligation, as of November 30, 2017 and as adjusted for the November 2017 Facility, would have been $43.5 million.

(3)

Includes operating lease obligations for our buildings and certain data centers. As of October 31, 2017, we expected to receive sublease income of $11.0 million over the next three years from tenants in certain of our leased facilities.  The amounts set forth in the table above are net of these sublease income amounts.

(4)	Includes obligations related to our datacenter hardware.
(5)	Purchase obligations relate primarily to datacenter operations and sales and marketing activities.

Off-Balance Sheet Arrangements

Through October 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2017 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2017.

Recent Accounting Pronouncement

Refer to Part I, Item 1. Financial Statements—Note 1 for information regarding the effect of new accounting pronouncements on our financial statements.

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

Free Cash Flow

We define free cash flow as cash from operating activities less purchases of property and equipment, principal payments of capital lease obligations, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. Historically, these items have included restricted cash used to guarantee significant letters of credit for our Redwood City headquarters. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash used in operating activities, its nearest GAAP equivalent, is presented below. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

Our reconciliation of the non-GAAP financial measures for the three and nine months ended October 31, 2017 and 2016 are as follows (in thousands, except per share data and percentages):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
GAAP operating loss	$(42,559)	$(37,751)	$(121,534)	$(114,262)
Stock-based compensation	25,523	19,917	72,536	55,070
Intangible assets amortization	39	545	481	2,920
Expenses related to a legal verdict(1)	—	—	—	(1,664)
Non-GAAP operating loss	$(16,997)	$(17,289)	$(48,517)	$(57,936)

GAAP operating margin	(33)%	(37)%	(33)%	(40)%
Stock-based compensation	20	19	20	19
Intangible assets amortization	—	1	—	1
Expenses related to a legal verdict(1)	—	—	—	(1)
Non-GAAP operating margin	(13)%	(17)%	(13)%	(21)%

GAAP net loss	$(42,924)	$(38,233)	$(122,295)	$(114,910)
Stock-based compensation	25,523	19,917	72,536	55,070
Intangible assets amortization	39	545	481	2,920
Expenses related to a legal verdict(1)	—	—	—	(1,664)
Non-GAAP net loss	$(17,362)	$(17,771)	$(49,278)	$(58,584)

GAAP net loss per share, basic and diluted	$(0.32)	$(0.30)	$(0.92)	$(0.91)
Stock-based compensation	0.19	0.16	0.55	0.43
Intangible assets amortization	—	—	—	0.02
Expenses related to a legal verdict(1)	—	—	—	—
Non-GAAP net loss per share, basic and diluted	$(0.13)	$(0.14)	$(0.37)	$(0.46)
Weighted-average shares outstanding, basic and diluted	134,636	128,275	133,044	126,712

GAAP net cash provided by (used in) operating activities	$14,094	$(6,829)	$13,112	$(15,939)
Purchases of property and equipment	(3,003)	(1,892)	(4,800)	(13,639)
Payments of capital lease obligations	(4,781)	(2,178)	(12,693)	(5,439)
Free cash flow	$6,310	$(10,899)	$(4,381)	$(35,017)
Net cash used in investing activities	$(3,001)	$(1,884)	$(4,769)	$(6,258)
Net cash (used in) provided by financing activities	$(3,423)	$3,194	$(12,967)	$4,203

(1)	Included in general and administrative expenses in the consolidated statements of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $172.9 million as of October 31, 2017. Our cash equivalents and restricted cash primarily consist of overnight deposits and certificates of deposits. All restricted cash is recorded at its estimated fair value. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

In December 2015, we entered into a revolving credit facility (December 2015 Facility) in the amount of up to $40.0 million, which was originally scheduled to mature in December 2017. The December 2015 Facility was denominated in U.S. dollars and, depending on certain conditions, each borrowing was subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit was required for the December 2015 Facility, we were eligible for the lowest interest rate if we maintained at least $40 million in deposits with the lender. In February 2017, we amended the December 2015 Facility to extend the maturity date to December 2018.

Interest rate risk also reflects our exposure to movements in interest rates associated with the December 2015 Facility. As of October 31, 2017, we had total debt outstanding with a carrying amount of $40 million which approximates fair value. A hypothetical 10% increase or decrease in interest rates of October 31, 2017 would not have a material impact on the fair value of our outstanding debt.

On November 27, 2017, we terminated the December 2015 Facility and entered into the November 2017 Facility. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%. As of November 29, 2017, there was $40.0 million in revolving loans outstanding and $26.0 million in letters of credit issued under the November 2017 Facility. Refer to Note 12 within Item 1 for additional details. A hypothetical 10% increase or decrease in interest rate under the November 2017 Facility would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 16 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. 11 of the 16 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-USD cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the nine months ended October 31, 2017 and 2016.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of October 31, 2017.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $151.8 million, $202.9 million and $168.2 million in our fiscal years ended January 31, 2017, 2016 and 2015, respectively, and $122.3 million in the nine months ended October 31, 2017. As of October 31, 2017, we had an accumulated deficit of 1.0 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our product development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

The market for cloud-based enterprise services is not as mature as the on-premise enterprise software market, and it is uncertain whether a cloud-based service like ours will achieve and sustain high levels of customer demand and market acceptance. Because we derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of our cloud content management and collaboration solution, our success will depend to a substantial extent on the widespread adoption of cloud computing in general and of cloud-based content collaboration services in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional enterprise software into their organizations and, therefore, may be reluctant or unwilling to migrate to a cloud-based model for storing, accessing, sharing and managing their content. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the cloud computing market or the entry of competitive services. The expansion of the cloud content management and collaboration market depends on a number of factors, including the cost, performance and perceived value associated with cloud computing, as well as the ability of companies that provide cloud-based services to address security and privacy concerns. If we or other providers of cloud-based services experience security incidents, loss of customer data, disruptions in delivery of services, network outages, disruptions in the availability of the internet or other problems, the market for cloud-based services as a whole, including our services, may be negatively affected. If cloud-based services do not achieve widespread adoption, or there is a reduction in demand for cloud-based services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenue, harm our growth rates, and adversely affect our business and operating results.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. Our customers have no obligation to renew their subscriptions upon expiration, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. Although our retention rate remains high, it has decreased over time as some of our customers have elected not to renew their subscriptions with us.

Our retention rate may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our services, the effectiveness of our customer support services, the performance of our partners and resellers, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, the effects of global economic conditions or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, purchase fewer seats, renew on less favorable terms or fail to purchase new product offerings, our revenue may decline, and we may not realize improved operating results from our customer base.

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

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or offer new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we have introduced Box Relay, a tool that allows users to create custom workflows, Box Platform, which allows our customers to leverage Box’s powerful content services within their own custom applications, Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box, Box Zones, which gives global customers the ability to store their data locally in certain regions, Box Accelerator, which improves upload speeds for our global customers, and Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information. The success of any enhancements, new features or services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, features or services. Failure in this regard may significantly impair our revenue growth. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

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

We sell to U.S. federal and state and foreign government agencies customers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of additional challenges and risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements may change, or we may lose one or more government certifications, and in doing so restrict our ability to sell into the government sector until we have attained revised certifications. Government demand and payment for our products and services are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may also have statutory, contractual or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future operating results.

As a substantial portion of our sales efforts are increasingly targeted at enterprise customers, our sales cycle may become longer and more expensive, we may encounter greater pricing pressure and implementation and customization challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could harm our business and operating results.

As a substantial portion of our sales efforts are increasingly targeted at enterprise customers, we face greater costs, longer sales cycles and less predictability in the completion of some of our sales. In this market segment, the customer’s decision to use our services may be an enterprise-wide decision, in which case these types of sales require us to provide greater levels of customer education regarding the uses and benefits of our services, as well as education regarding security, privacy, and data protection laws and regulations, especially for those customers in more heavily regulated industries or those with significant international operations. In addition, larger enterprises may demand more customization, integration and support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to these customers, which could increase our costs, lengthen our sales cycle and leave fewer sales support and professional services resources for other customers. This would potentially require us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met. Professional services may also be performed by a third party or a combination of our own staff and a third party. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality or interoperability of our services with their own IT environment, we could incur additional costs to address the situation, which could adversely affect our margins. Moreover, any customer dissatisfaction with our services could damage our ability to encourage broader adoption of our services by that customer. In addition, any negative publicity resulting from such situations, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically one year, although we also offer our services for terms ranging from one month to three years or more. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during prior quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. However, any such decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our services, and potential changes in our retention rate may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from additional sales must be recognized over the applicable subscription term.

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

Our quarterly operating results, including the levels of our revenue, billings, gross margin, profitability, cash flow, and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	our ability to attract new customers;
•	our ability to convert users of our limited free version to paying customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	our retention rate;
•	the timing of revenue recognition;
•	the impact on billings of shifting our focus to annual (rather than multi-year) payment frequencies from our customers;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network or service outages, internet disruptions, security breaches or perceived security breaches;
•	general economic, industry and market conditions;
•	increases or decreases in the number of features or capabilities in our services or pricing changes upon any renewals of customer agreements;
•	changes in our go to market strategies and/or pricing policies and/or those of our competitors;
•	seasonal variations in our billings results and sales of our services, which have historically been highest in the fourth quarter of our fiscal year;
•

the timing and success of new services and service introductions by us and our competitors or any other change in the competitive dynamics of our industry, including consolidation or new entrants among competitors, customers or strategic partners;

•	changes in usage or adoption rates of the internet and content management services, including outside the United States;
•	the success of our strategic partnerships, including the performance of our resellers; and
•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

One of our marketing strategies is to offer a limited free version of our service, and we may not be able to realize the benefits of this strategy.

We offer a limited version of our service to users free of charge in order to promote additional usage, brand and product awareness, and adoption. Some users never convert from a free version to a paid version of our service. Our marketing strategy also depends in part on persuading users who use the free version of our service to convince decision-makers to purchase and deploy our service within their organizations. To the extent that these users do not become, or do not lead others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our business and revenue may be harmed.

If we fail to effectively manage our technical operations infrastructure, our customers may experience service outages and delays in the deployment of our services, which may adversely affect our business.

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

Our future success depends upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, designers, product managers, sales representatives, and customer support representatives. Our ability to execute efficiently is dependent upon contributions from our employees, including our senior management team and, in particular, Aaron Levie, our co-founder, Chairman and Chief Executive Officer. In addition, occasionally, there may be changes in our senior management team that may be disruptive to our business. For example, Stephanie Carullo recently joined us as our Chief Operating Officer. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute on our plans and strategies on a timely basis, our business could be harmed.

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

Our success and ability to compete depend in part on our intellectual property. As of October 31, 2017, we had 59 issued patents in the United States, 18 issued patents in Great Britain, 2 issued patents in Canada, and one issued patent in Japan that expire between 2027 and 2035, as well as 97 pending patent applications in the United States and 7 pending patent applications internationally. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We may also have to expend significant resources to obtain additional patents as we expand our international operations.

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

Changes in tariffs, sanctions, international treaties, and export/import laws may delay the introduction and sale of our services in international markets, prevent our customers with international operations from deploying our services or, in some cases, prevent the export or import of our services to certain countries, governments, persons or entities altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our services, or in our decreased ability to export or sell our services to existing or potential customers with international operations. Any decrease in the use of our services or limitation on our ability to export or sell our services would likely adversely affect our business, financial condition and operating results.

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

Our services are becoming increasingly mission-critical for our customers and if these services fail to perform properly or if we are unable to scale our services to meet the needs of our customers, our reputation could be adversely affected, our market share could decline and we could be subject to liability claims.

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

The costs incurred in correcting any material defects or errors might be substantial and could adversely affect our operating results. Further, our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our insurance may not cover all claims made against us and defending a lawsuit, regardless of its merit, could be costly and divert management’s attention.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. To date, we have not realized a substantial portion of our revenue from customers outside of the United States. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, geographic, social, and political risks that are different from those in the United States. Because of our limited experience with international operations and significant differences between international and U.S. markets, our international expansion efforts may not be successful in creating demand for our services outside of the United States or in effectively selling subscriptions to our services in all of the international markets we enter. In addition, we will face specific risks in doing business internationally that could adversely affect our business, including:

•	the need to localize and adapt our services for specific countries, including translation into foreign languages and associated expenses;
•	laws (and changes to such laws) relating to privacy, data protection and data transfer that, among other things, could require that customer data be stored and processed in a designated territory;
•	difficulties in staffing and managing foreign operations;
•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•	new and different sources of competition;
•

weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;

•	laws and business practices favoring local competitors;
•	changes in the geopolitical environment and the related impact on the perception of doing business with U.S. based companies;
•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
•	increased financial accounting and reporting burdens and complexities;
•	restrictions on the transfer of funds;
•	adverse tax consequences; and
•	unstable regional, economic, social and political conditions.

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We currently manage our exchange rate risk by matching foreign currency assets with payables and by maintaining minimal non-USD cash reserves, but we do not have any other hedging programs in place to limit the risk of exchange rate fluctuation. In the future, however, to the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. We cannot be certain such practice will ultimately be available and/or effective at mitigating all foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, our deployed hedging strategies are not effective, or there are no hedging strategies available for certain exposures that are prudent given the risks associated and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be adversely affected in the future.

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

Our existing credit agreement contains certain operating and financial restrictions and covenants that may restrict our and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens on our assets, make loans investments, consummate certain merger and consolidation transactions, dispose of assets and enter into affiliate transactions, subject in each case to customary exceptions. We are also required to comply with a minimum liquidity covenant and a maximum leverage ratio. These restrictions and covenants, as well as those contained in any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under the credit agreement and any future financial agreements that we may enter into and under other arrangements containing cross-default provisions. If not waived, defaults could cause our outstanding indebtedness under our credit agreement and any future financing agreements that we may enter into to become immediately due and payable, and permit our lenders to terminate their lending commitments and to foreclose upon any collateral securing such indebtedness.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the listing standards of the New York Stock Exchange (NYSE). We expect that compliance with these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that we file with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our Class A common stock.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. In addition to our own sales force, we also leverage third parties to sell our products and services and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedure to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of October 31, 2017, including our executive officers, employees and directors and their affiliates, collectively held approximately 59.2% of the voting power of our outstanding capital stock as of such date. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

Transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, Messrs. Levie, Levin and Smith retain a significant portion of their holdings of our Class B common stock for an extended period of time, they could control a significant portion of the voting power of our capital stock for the foreseeable future. As board members, Messrs. Levie, Levin and Smith each owe a fiduciary duty to our stockholders and must act in good faith and in a manner they reasonably believe to be in the best interests of our stockholders. As stockholders, Messrs. Levie, Levin (our former Chief Operating Officer) and Smith are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from October 31, 2016 through October 31, 2017, the closing price of our Class A common stock ranged from $13.70 per share to $21.95 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Credit Agreement, dated as of November 27, 2017, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001‑36805	10.1	November 29, 2017
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

Date: December 8, 2017

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)