Form 10-K
period 2018-01-31
BOX INC
filed 2018-03-22
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act (the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on July 31, 2017 as reported by the New York Stock Exchange on such date was approximately $2.0 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A common stock and Class B common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 28, 2018, the number of shares of the registrant’s Class A common stock outstanding was 126,152,757 and the number of shares of the registrant’s Class B common stock outstanding was 11,357,861.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2018.

Box, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our future financial and operating results; including expectations regarding revenues, deferred revenue, billings, gross margins and operating income;
•	our ability to maintain an adequate rate of revenue and billings growth and our expectations regarding such growth;
•	our market opportunity, business plan and ability to effectively manage our growth;
•	our ability to achieve profitability and positive cash flow;
•	our ability to achieve our long-term margin objectives;
•	our expectations regarding our revenue mix;
•	costs associated with defending intellectual property infringement and other claims and the frequency of such claims;
•	our ability to attract and retain end-customers;
•	our ability to further penetrate our existing customer base;
•	our expectations regarding our retention rate;
•	our ability to displace existing products in established markets;
•	our ability to expand our leadership position as a cloud content management platform;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and features and bring them to market in a timely manner and the expected benefits to customers and potential customers of our products;
•

our investment strategy, including our plans to further invest in our business, including investment in research and development, sales and marketing, our datacenter infrastructure and our professional services organization, and our ability to effectively manage such investments;

•	our ability to expand internationally;
•	expectations about competition and its effect in our market and our ability to compete;
•	the effects of seasonal trends on our operating results;
•	use of non-GAAP financial measures;
•	our belief regarding the sufficiency of our cash, cash equivalents and our credit facilities to meet our working capital and capital expenditure needs for the next 12 months;
•	our expectations concerning relationships with third parties;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to realize the anticipated benefits of our partnerships with third parties;

•	the effects of new policies, taxes and regulations on our business;
•	management’s plans, beliefs and objectives, including the importance of our brand and culture on our business;
•	our ability to maintain, protect and enhance our brand and intellectual property; and
•	future acquisitions of or investments in complementary companies, products, services or technologies and our ability to successfully integrate such companies or assets.

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

PART I

Item 1. BUSINESS

Overview

Box provides a leading cloud content management platform that enables organizations of all sizes to securely manage their content while allowing easy, secure access and sharing of this content from anywhere, on any device. With our Software-as-a-Service (SaaS) cloud content management platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with legal and regulatory requirements, internal policies and industry standards and regulations. Our platform enables a broad set of business use cases across an enterprise, across multiple file formats and media types, and user experiences. Our platform integrates with leading enterprise business applications, and is compatible with multiple application environments, operating systems and devices, ensuring that workers have access to their critical business content whenever and wherever they need it.

At our founding in 2005, we recognized that content is more accessible, secure and powerful when it is centrally stored, managed and shared. We have architected our cloud content management platform from the ground up to meet the evolving demands of today’s distributed and mobile workforce, and of enterprises that are looking to benefit from the increasing digitization of business. This architecture enables users to work and collaborate on content from anywhere in the world and allows organizations to centrally apply and manage policies and controls across all users and content simultaneously.

Our go-to-market strategy combines top-down, high-touch sales efforts with end-user-driven bottoms-up adoption. We focus our efforts on larger enterprises, capitalizing on international growth, and utilizing our partner ecosystem. Our sales representatives engage in direct interaction with IT decision makers including CEOs, CIOs, CISOs, IT directors and business department heads. We also field inbound inquiries and online sales opportunities. We further expand our market reach by leveraging a network of our channel partners that is comprised of value added resellers and systems integrators. We offer individuals a free basic version of Box that allows them to experience first-hand our easy-to-use and secure solution. Use of the Box offering often spreads virally within and across organizations, as users adopt Box and invite new users to collaborate. In addition, an organization will frequently purchase Box for one use case and then later expand its deployment to other use cases with larger groups of employees leading to deeper engagement with our service.

We also provide industry-specific offerings that address targeted business needs through a combination of technology, services and marketing programs. Where relevant, we also facilitate compliance with industry-specific standards and regulations to enable organizations to use Box in accordance with applicable legal requirements. These industry solutions are aimed to speed the deployment and time-to-value for customers in industries such as healthcare and life sciences, financial services, legal services, media and entertainment, retail, education, energy and government.

We are building a rich technology partner ecosystem around Box. We offer over 1,000 integrations with partners including Microsoft, IBM, Salesforce.com, Apple, Google, Facebook, Slack, Palo Alto Networks and others, giving our users easy access to their content in Box without leaving these applications. In addition, in-house enterprise developers and independent software developers can rapidly build and provision new applications that leverage and extend the core functionality of our services, increasingly with a focus on specific industries and vertical market use cases. To date, tens of thousands of third-party developers have leveraged our platform as the secure content layer for their applications.

The Box Solution

We offer web, mobile and desktop applications for cloud content management on a platform for developing custom applications, and a series of industry-specific solutions. Box features and functionality include the following:

•

Cloud Architecture. We have built our platform from the ground up on a cloud-based architecture, which enables us to rapidly develop, update and provision our services to users. Our proprietary cloud architecture is particularly well-suited for today's dynamically changing business requirements because it enables our users to use the most up-to-date versions of our solutions at all times and administrators to immediately apply changes in policies and controls across all their organization’s critical content simultaneously.

•

Mobility. Our solution enables users to securely access, manage, share and collaborate on their content anytime and from anywhere, using nearly any device and a variety of operating systems through both native and web browser applications.

•

Elegant, Intuitive and User-Focused Interface. We are dedicated to keeping our solution easy for users to understand with little to no upfront training. We strive to enable quick and viral user adoption by maintaining a simple and elegant interface with compelling access, sharing and collaboration features.

•

Built to Handle Content of Nearly Any Type. We have designed our solution to serve as the central content management layer for an organization’s employees. Users can securely access, share and collaborate on all types of information, regardless of format or file type, and from virtually any device or operating system.

•

Simple and Rapid Deployment. Our cloud-based software allows organizations to easily, quickly and inexpensively deploy our products. IT administrators can quickly add users, set up permissions, create folders and policies, implement automated workflows and begin using our products almost immediately without the need to procure and provision hardware or install and configure software.

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

•

Tracking and Reporting for Visibility. All actions taken by paying business users and their external collaborators in Box are tracked and auditable by our customers’ authorized administrators through Box’s native administrative applications. The tracking and audit data are also accessible to administrators with the appropriate access rights via our application programming interfaces (APIs).

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

•

Automation and Workflow Management. We give IT administrators the power to automate workflows based on a set of rules determined by the end users. For example, documents can be routed to specific folders or flagged for user actions based on the content of the document. In addition, we continue to innovate through Box Relay, which enables our end users to easily build, manage and track their own workflows. This allows customers to accelerate the flow of information through their organizations and increase the efficiency of their business processes.

•

Box Platform for Custom Application Development. We provide a content Platform-as-a-Service (cPaaS) product, known as Box Platform to customers, independent software vendors (ISVs), and third-party developers that allows them to leverage our secure content management and collaboration functionality for their own custom business applications. Box Platform helps organizations accelerate their transformation into digital businesses by building applications faster, without having to invest in building their own content management infrastructure.

•

Easy Integration with Other Cloud-Based Applications. Our open platform allows for easy integration with other cloud-based and enterprise applications. We offer over 1,000 integrations with partners including IBM, Microsoft, Salesforce.com, Google, Facebook, Slack, Palo Alto Networks and others, as well as an open API for organizations to integrate Box with other packaged and home-grown applications, including solution applications our customers build for their customers.

•

Focus on Industry-Specific Offerings. In order to facilitate easier and faster time to market, we offer industry-specific solutions for those industries that have significant content and collaboration challenges. These offerings target specific business problems within those industries with a combination of Box, integration with industry-specific partner technologies, implementation expertise from Box Consulting and/or implementation partners, as well as templates for metadata and workflows that are applicable to those industries. For example, Box for Healthcare is an offering that transforms how healthcare providers work. Tailored specifically for hospitals, this solution streamlines referral management, enables users to view and share DICOM files (like X-rays, CT Scans and Ultrasounds), reduces the need for manual faxing and scanning, and unlocks data trapped in hospital-based enterprise systems. In addition, we recently launched Box GxP Validation, which targets life science companies and provides a new approach for maintaining always-on GxP compliance in the cloud and enables organizations subject to Food and Drug Administration regulations to manage both unregulated and regulated content within Box. We are able to serve highly regulated industries with specific requirements relating to compliance with certain security and regulatory standards, such as GxP and FedRAMP, and those required by HIPAA, FINRA, and the HITECH Act.

•

Box Zones for In-Region Data Storage. Box Zones enables businesses around the globe to adopt Box as their modern content management platform, while letting them store their data locally in certain regions. This helps organizations to address region-specific compliance mandates associated with data residency and privacy.

Customers

Our user base includes over 58 million registered users. We define a registered user as a Box account that has been provisioned a unique user identification number. As of January 31, 2018, approximately 83% of our registered users were non-paying users who independently registered for accounts and approximately 17% of our registered users were paying users who registered as part of a larger enterprise or business account or by using a paid personal account.

As of January 31, 2018, we had over 82,000 paying organizations, and our solution was offered in 23 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services. Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT-sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; and (iv) organizations may purchase our Box Platform service to create custom business applications for their internal use and extended ecosystem of customers, suppliers and partners.

For the year ended January 31, 2018, approximately 60% of revenue for our subscription services was from customers with greater than 1,000 employees. No individual customer represented more than 10% of our revenue in the year ended January 31, 2018.

We have developed several programs designed to provide customers with service options to quickly get them up and running and enhance their usage of our cloud content management platform. These services include 24x7 support provided by our Customer Success Management group and certain resellers; a professional services ecosystem that consists of our Box Consulting team and system integrators that help customers implement cloud content management oriented use cases; a Customer Success Management group to assist customers in production; and an online community with self-service training materials, best practice guides and product documentation.

Our geographic revenue and segment information is set forth in Notes 2 and 13, respectively, of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Sales and Marketing

We offer our solution to our customers as a subscription-based service, with subscription fees based on the requirements of our customers, including the number of users and functionality deployed. The majority of our customers subscribe to our services through one-year contracts, although we also offer our services for terms ranging from one month to three years or more. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. We generally recognize subscription revenue ratably over the term of the subscription period.

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

As a core part of our strategy, we have developed an ecosystem of partners to both broaden and complement our application offerings and to provide a broad array of services that fall outside of Box’s areas of focus. These relationships include software and technology partners, as well as consulting and implementation services providers that enable Box to address a broader set of use cases for our customers.

Sales and marketing expenses were $303.3 million, $253.0 million and $242.2 million for the years ended January 31, 2018, 2017 and 2016, respectively.

Research and Development

Our ability to compete depends in large part on our continuous commitment to product development and our ability to rapidly introduce new applications, technologies, features and functionality. In simple conceptual form, we provide a product that allows organizations to securely manage, share and collaborate on files. In practice, we develop and maintain a set of sophisticated software services (e.g., search, share, secure, convert/view, logging) around corporate content. These services, which comprise our platform, are used to develop our own applications (e.g., sync, desktop, web, native mobile) and also support the development of third-party applications.

Our product development organization is responsible for the specification, design, development and testing of our platform and applications. We focus our efforts on improving the usability, security, reliability, performance and flexibility of the services in our platform. We strive to continually improve our applications so that they help users and teams become more productive in their day-to-day work.

Research and development expenses were $136.8 million, $115.9 million and $102.5 million for the years ended January 31, 2018, 2017 and 2016, respectively.

Competition

The cloud content management market is large, highly competitive and highly fragmented. It is subject to rapidly evolving technology, shifting customer needs and frequent introductions of new products and services. We face competition from a broad spectrum of technology providers: traditional cloud content management vendors who deploy on-premise and offer deep records management, business process workflow, and archival capabilities; newer mobile enterprise vendors who are beginning to enter the content collaboration market; vendors whose core competency is simple file sync and share, which can be deployed on-premise, hybrid, or via a SaaS delivery model; real-time collaboration vendors whose focus is on real-time voice, video and text communication in the enterprise; and social collaboration vendors who focus on the conversations that occur between teams are adding adjacent content capabilities onto an existing product, or serve a particular business or industry use case. Our primary competitors in the cloud content management market include, but are not limited to, Microsoft and Open Text (Documentum). In the enterprise file sync and share market, our primary competitors include, but are not limited to, Microsoft, Google and, to a lesser extent, Dropbox.

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

We believe that we compete favorably on the basis of these factors. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, core technical innovation, platform and partner ecosystem, and customer support. In addition, many of our competitors, particularly the large software companies named above, may have greater name recognition, longer operating histories, larger marketing budgets, significantly greater resources and established relationships with our partners and customers, which can give them advantageous positioning for their products despite other competitive merits of respective product features and functionality. Some competitors may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs.

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. As of January 31, 2018, we had 59 issued patents in the United States, 18 issued patents in Great Britain, 2 issued patents in Canada, and 1 issued patent in Japan, that expire between 2027 and 2035, as well as 99 pending patent applications in the United States and 8 pending patent applications internationally. We intend to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

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

Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop applications with the same functionality as our services. Policing unauthorized use of our technology and intellectual property rights on a global basis is difficult.

We expect that software and other applications in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of applications in different industry segments overlaps. Any of these third parties might make a claim of infringement against us at any time.

Backlog

We generally sign annual and multiple-year subscription contracts for our cloud content management services. The frequency of our invoices to each customer is negotiated and varies among our subscription contracts. We continued to focus on annual payment frequencies for multi-year contracts in the twelve months ended January 31, 2018. As a result, for multi-year contracts, we frequently invoice an initial amount at contract signing followed by subsequent annual invoices. Until amounts are invoiced, they are typically not recorded in revenue, deferred revenue, billings or elsewhere in our consolidated financial statements. To the extent future invoicing is determined to be certain, we consider those future subscription invoices to be non-cancelable backlog. Future invoicing is determined to be certain when we have an executed non-cancelable contract and invoicing is not dependent on a future event such as the delivery of a specific new product or feature, or the achievement of contractual contingencies. We had $278 million and $258 million of non-cancelable backlog as of January 31, 2018 and 2017, respectively. The amount of non-cancelable backlog as of January 31, 2018 was primarily driven by the addition of new customers with large initial deployments, expansion of the number of users within existing customers, strong attach rates of new products, partially offset by reduced contribution from the enhanced developer access fee from one of our resellers and the impact of large customer contracts scheduled for renewals in fiscal year 2019.

We expect that the amount of backlog relative to the total value of our contracts will change from year to year due to several factors, including the percentage invoiced early in the contract term, the timing and duration of customer subscription agreements, varying price, volume, and invoicing cycles of subscription contracts, the timing of customer regularly scheduled renewals, and foreign currency fluctuations. Accordingly, we believe that fluctuations in backlog are not always a reliable indicator of future revenue and we do not utilize backlog as a key management metric internally.

Employees

As of January 31, 2018, we had 1,784 employees. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Corporate Information

Our principal executive offices are located at 900 Jefferson Ave., Redwood City, California 94063, and our telephone number is (877) 729-4269. Our website address is www.box.com, and our investor relations website is located at www.box.com/investors. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. We were incorporated in 2005 as Box.Net, Inc., a Washington corporation, and later reincorporated in 2008 under the same name as a Delaware corporation. In November 2011, we changed our name to Box, Inc. The Box design logo, “Box” and our other registered and common law trade names, trademarks and service marks are the property of Box, Inc. Other trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

We also use our investor relations website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on certain Twitter accounts, such as @boxhq, @levie and @boxincir. Information on or that can be accessed through our websites or are on these Twitter accounts is not part of this Annual Report on Form 10-K, and the inclusion of our website addresses and Twitter accounts are inactive textual references only.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $155.0 million, $151.8 million and $202.9 million in our fiscal years ended January 31, 2018, 2017 and 2016, respectively. As of January 31, 2018, we had an accumulated deficit of $1.0 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our product development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for cloud content management services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater name recognition, substantially longer operating histories, larger marketing budgets and significantly greater resources than we do. Our primary competitors in the cloud content management market include, but are not limited to, Microsoft and Open Text (Documentum). In the enterprise file sync and share market, our primary competitors include, but are not limited to, Microsoft, Google and, to a lesser extent, Dropbox. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price or for free, which has resulted in pricing pressures on our business. If we are unable to achieve our target pricing levels, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

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

The market for cloud-based enterprise services is not as mature as the on-premise enterprise software market, and it is uncertain whether a cloud-based service like ours will achieve and sustain high levels of customer demand and market acceptance. Because we derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of our cloud content management solutions, our success will depend to a substantial extent on the widespread adoption of cloud computing in general and of cloud-based content management services in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional enterprise software into their organizations and, therefore, may be reluctant or unwilling to migrate to a cloud-based model for storing, accessing, sharing and managing their content. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the cloud computing market or the entry of competitive services. The expansion of the cloud content management market depends on a number of factors, including the cost, performance and perceived value associated with cloud computing, as well as the ability of companies that provide cloud-based services to address security and privacy concerns. If we or other providers of cloud-based services experience security incidents, loss or corruption of customer data, disruptions in delivery of services, network outages, disruptions in the availability of the internet or other problems, the market for cloud-based services as a whole, including our services, may be negatively affected. If cloud-based services do not achieve widespread adoption, or there is a reduction in demand for cloud-based services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenue, harm our growth rates, and adversely affect our business and operating results.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. Our customers have no obligation to renew their subscriptions upon expiration, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. Although our retention rate remains high, it has decreased over time, and may continue to decrease in the future, as some of our customers have elected not to renew their subscriptions with us.

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

In addition, the growth of our business depends in part on our customers expanding their use of our services. The use of our cloud content management platform often expands within an organization as new users are added or as additional services are purchased by or for other departments within an organization. Further, as we have introduced new services throughout our operating history, our existing customers have constituted a significant portion of the users of such services. If we are unable to encourage our customers to broaden their use of our services, our operating results may be adversely affected.

If we are not able to provide successful enhancements, new features and modifications to our services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or offer new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we have introduced Box GxP Validation, a new approach for maintaining always-on GxP compliance in the cloud for both regulated and unregulated content, Box Relay, a tool that allows users to create custom workflows, Box Platform, which allows our customers to leverage Box’s powerful content services within their own custom applications, Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box, Box Zones, which gives global customers the ability to store their data locally in certain regions, and Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information. The success of any enhancements, new features or services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, features or services. Failure in this regard may significantly impair our revenue growth and our future financial results. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

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

If our security measures are or are believed to be inadequate or breached as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity or availability of our customers’ data, we could incur significant liability to our customers and to individuals or organizations whose information is being stored by our customers, and our business may suffer and our reputation or competitive position may be damaged. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures. Additionally, our service providers may suffer, or be perceived to suffer, data security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

Our customer contracts often include (i) specific obligations that we maintain the availability of the customer’s data through our service and that we secure customer content against unauthorized access or loss, and (ii) provisions whereby we indemnify our customers for third-party claims asserted against them that result from our failure to maintain the availability of their content or securing the same from unauthorized access or loss. While our customer contracts contain limitations on our liability in connection with these obligations and indemnities, if an actual or perceived security breach occurs, the market perception of the effectiveness of our security measures could be harmed, we could be subject to indemnity or damage claims in certain customer contracts, and we could lose future sales and customers, any of which could harm our business and operating results. Furthermore, while our errors and omissions insurance policies include liability coverage for certain of these matters, if we experienced a widespread security breach or other incident that impacted a significant number of our customers to whom we owe indemnity obligations, we could be subject to indemnity claims or other damages that exceed our insurance coverage. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Our sales to government entities are subject to a number of additional challenges and risks.

We sell to U.S. federal and state and foreign government customers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of additional challenges and risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements may change, or we may lose one or more government certifications, and in doing so restrict our ability to sell into the government sector until we have attained revised certifications. Government demand and payment for our products and services are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may also have statutory, contractual or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future operating results.

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

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission has enacted a General Data Protection Regulation (GDPR) that becomes effective in May 2018 and will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance of up to the greater of 20 million euros or four percent of a company’s global revenue. The GDPR imposes new obligations on companies regarding the handling of personal data. If we are unable to develop and offer services that meet our legal duties or help our customers meet their obligations under the GDPR or other laws or regulations relating to privacy, data protection, or information security, we may experience reduced demand for our services and become subject to significant fines and penalties, all of which would harm our business. Additionally, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area (EEA) to the United States. Although U.S. and EU authorities reached a political agreement on February 2, 2016, regarding a new means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, it is facing mounting legal challenges. It is unclear what effect these challenges to the EU-U.S. Privacy Shield will have and whether it or the related Swiss-EU Privacy Shield will continue to function as an appropriate means for us to legitimize personal data transfers from the EEA or Switzerland to the U.S. Similarly, there have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. In June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. In March 2017, the United Kingdom began the process to leave the EU by April 2019. A Data Protection Bill has been introduced to the United Kingdom’s House of Lords that proposes to substantially implement the GDPR. Nevertheless, the Data Protection Bill must complete the legislative process, so it remains unclear what modifications will be made to the final legislation or what impact it will have on our business. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. In addition, some of the industries we serve have industry-specific requirements relating to compliance with certain security and regulatory standards, such as GxP and FedRAMP, and those required by the HIPAA, FINRA, and the HITECH Act. As we expand into new industry verticals and regions, we will likely need to comply with these and other new requirements to compete effectively. If we cannot adequately comply or if we incur a violation of one or more of these requirements, our growth could be adversely impacted, and we could incur significant liability and our reputation and business could be harmed.

Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically one year, although we also offer our services for terms ranging from one month to three years or more. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during prior quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. However, any such decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales, our failure to achieve our internal sales targets, a decline in the market acceptance of our services, or potential decreases in our retention rate may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from additional sales must be recognized over the applicable subscription term.

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

If we are unable to attract new customers or expand deployments with existing customers at rates that are consistent with our expectations, our future revenue and operating results could be adversely impacted.

In order for us to improve our operating results and continue to grow our business, it is important that we continue to attract new customers and expand deployment of our solutions and products with existing customers. To the extent we are successful in increasing our customer base, we could incur increased losses because costs associated with new customers are generally incurred up front, while revenue is recognized ratably over the term of our subscription services. Alternatively, to the extent we are unsuccessful in increasing our customer base, we could also incur increased losses as costs associated with marketing programs and new products intended to attract new customers would not be offset by incremental revenue and cash flow. Furthermore, if our customers do not expand their deployment of our services or purchase new products from us, our revenue may grow more slowly than we expect. All of these factors could negatively impact our future revenue and operating results.

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

Our quarterly operating results, including the levels of our revenue, billings, gross margin, profitability, cash flow, and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	our ability to attract new customers;
•	our ability to convert users of our limited free version to paying customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	changes in our retention rate;
•	the timing of revenue recognition;
•	the impact on billings of shifting our focus to annual (rather than multi-year) payment frequencies from our customers;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network or service outages, internet disruptions, the availability of our service, security breaches or perceived security breaches;
•	general economic, industry and market conditions;
•	increases or decreases in the number of features or capabilities in our services or pricing changes upon any renewals of customer agreements;
•	changes in our go to market strategies and/or pricing policies and/or those of our competitors;
•	seasonal variations in our billings results and sales of our services, which have historically been highest in the fourth quarter of our fiscal year;
•

the timing and success of new services and product introductions by us and our competitors or any other change in the competitive dynamics of our industry, including consolidation or new entrants among competitors, customers or strategic partners;

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

We offer a limited version of our service to users free of charge in order to promote additional usage, brand and product awareness, and adoption. Some users never convert from a free version to a paid version of our service. Our marketing strategy also depends in part on persuading users who use the free version of our service within their organizations to convince decision-makers to purchase and deploy our service. To the extent that these users do not become, or do not lead others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our business and revenue may be harmed.

If we fail to effectively manage our technical operations infrastructure, our customers may experience service outages and delays in the deployment of our services, which may adversely affect our business.

We have experienced significant growth in the number of users and the amount of data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provisioning of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our services. However, the provision of new hosting infrastructure requires significant lead-time. We have experienced, and may in the future experience, website disruptions, incidents of data corruption, service outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, changes to our core services architecture, changes to our infrastructure necessitated by legal and compliance requirements governing the storage and transmission of data, human or software errors, viruses, security attacks, fraud, spikes in customer usage, primary and redundant hardware or connectivity failures, dependent data center and other service provider failures and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time, which may harm our reputation and operating results. Furthermore, if we encounter any of these problems in the future, our customers may lose access to important data or experience data corruption or service outages that may subject us to financial penalties, other liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our business.

Interruptions or delays in service from our third-party datacenter hosting facilities and cloud computing and hosting providers could impair the delivery of our services and harm our business.

We currently store and process our customers’ information within three third-party datacenter hosting facilities located in Northern California and in third-party cloud computing and hosting facilities inside and outside of the United States. As part of our current disaster recovery arrangements, our production environment and metadata related to our customers’ data is currently replicated in near real time in a facility located in Las Vegas, Nevada. In addition, all of our customers’ data is typically replicated on a third-party storage platform located inside and outside of the United States. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Any damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service or cause us to not comply with certification requirements. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. For example, we recently experienced a service outage when one of our data centers lost power and the back-up power generators failed to function properly. As we continue to add datacenters, increase our dependence on third-party cloud computing and hosting providers, and add capacity in our existing datacenters, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, as we continue to grow and scale our business to meet the needs of our customers, additional burdens may be placed on our hosting and computing facilities. In particular, a rapid expansion of our business could cause our network or systems to fail.

If we overestimate or underestimate our data center capacity requirements, our operating results could be adversely affected.

Only a small percentage of our customers that are organizations currently use our service as a way to organize all of their internal files. In particular, larger organizations and enterprises typically use our service to connect people and their most important information so that they are able to get work done more efficiently. However, over time, we may experience an increase in customers that look to Box as their complete content management solution. The costs associated with leasing and maintaining our data centers already constitute a significant portion of our capital and operating expenses. We continuously evaluate our short- and long-term data center capacity requirements to ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs. If we overestimate the demand for our cloud content management service and therefore secure excess data center capacity, or if we are unable to meet our contractual minimum commitments, our operating margins could be reduced. If we underestimate our data center capacity requirements, we may not be able to service the expanding needs of new and existing customers and may be required to limit new customer acquisition, which would impair our revenue growth. Furthermore, regardless of our ability to appropriately manage our data center capacity requirements, an increase in the number of organizations, in particular large businesses and enterprises, that use our service as a larger component of their content storage requirements, could result in lower gross and operating margins or otherwise have an adverse impact on our financial condition and operating results.

We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.

Our future success depends upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, designers, product managers, sales representatives, and customer support representatives. Our ability to execute efficiently is dependent upon contributions from our employees, including our senior management team and, in particular, Aaron Levie, our co-founder, Chairman and Chief Executive Officer. In addition, occasionally, there may be changes in our senior management team that may be disruptive to our business. For example, in August 2017, Stephanie Carullo joined us as our Chief Operating Officer. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute on our plans and strategies on a timely basis, our business could be harmed.

Our growth strategy also depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees. Many of our employees may be able to receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of technical and professional talent, can be significantly affected by political forces and levels of economic activity. Our international expansion and our business in general may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not citizens of the country where the work is to be performed.

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

Our success and ability to compete depend in part on our intellectual property. As of January 31, 2018, we had 59 issued patents in the United States, 18 issued patents in Great Britain, 2 issued patents in Canada, and 1 issued patent in Japan that expire between 2027 and 2035, as well as 99 pending patent applications in the United States and 8 pending patent applications internationally. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We may also have to expend significant resources to obtain additional patents as we expand our international operations.

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

Our subscription agreements with customers provide certain service level commitments. If we are unable to meet the stated service level commitments or suffer periods of downtime that exceed the periods allowed under our customer agreements, we may be obligated to provide these customers with service credits which could significantly impact our revenue in the period in which the downtime occurs and the credits could be due.   For example, we recently experienced a service outage when one of our data centers lost power and the back-up power generators failed to function properly. As a result of this service outage, we issued credits to certain customers. We could also face subscription terminations, which could significantly impact both our current and future revenue. Any extended service outages could also adversely affect our reputation, which would also impact our future revenue and operating results.

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

Our core services and our expanded offerings such as Box KeySafe, Box Governance and Box Platform are becoming increasingly mission-critical to our customers’ internal and external business operations, as well as their ability to comply with legal requirements, regulations, and standards such as GxP, FINRA, HIPAA, and FedRAMP. These services and offerings are inherently complex and may contain material defects or errors. Any defects either in functionality or that cause interruptions in the availability of our services, as well as user error, could result in:

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

Because of the large amount of data that we collect and manage, it is possible that hardware failures, software errors, errors in our systems, user errors, or internet outages could result in data loss or corruption that our customers regard as significant. Furthermore, the availability or performance of our services could be adversely affected by a number of factors, including customers’ inability to access the internet, the failure of our network or software systems, security breaches or variability in customer traffic for our services. We have been required and, in the future, may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from some of these events. In addition to potential liability, if we experience interruptions in the availability of our services, our reputation could be adversely affected, which could result in the loss of customers. For example, our customers access our services through their internet service providers. If a service provider fails to provide sufficient capacity to support our services or otherwise experiences service outages, such failure could interrupt our customers’ access to our services, adversely affect their perception of our services’ reliability and consequently reduce our revenue.

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
•

changes in the geopolitical environment, the perception of doing business with U.S. based companies, and changes in regulatory requirements that impact our operating strategies, access to global markets or hiring;

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, such as alliance partners, resellers, distributors, system integrators and developers. For example, we have entered into agreements with partners such as AT&T, IBM, Microsoft and Google to market, resell, integrate with or endorse our services. Identifying partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources. Also, we depend on our ecosystem of system integrators, partners and developers to create applications that will integrate with our platform or permit us to integrate with their product offerings. Our competitors may be effective in providing incentives to third parties to favor their products or services, or to prevent or reduce subscriptions to our services. In some cases, we also compete directly with our partners’ product offerings, and if these partners stop reselling or endorsing our services or impede our ability to integrate our services with their products, our business and operating results could be adversely affected. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of current and potential customers, as our partners may no longer facilitate the adoption of our services by potential customers.

If we are unsuccessful in establishing or maintaining our relationships with third parties, or realize the anticipated benefits from such partnerships, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our services or increased revenue.

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

We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue to hire additional employees as we expand our business. If we do not continue to develop our company culture or maintain our core values as we grow and evolve both in the United States and abroad, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth.

Our services contain open source software, and we license some of our software through open source projects, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative impact on our business.

We use open source software in our services and will use open source software in the future. In addition, we regularly contribute software source code to open source projects under open source licenses or release internal software projects under open source licenses, and anticipate doing so in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our services. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source code may contain bugs or other defects and open source licensors generally do not provide warranties or controls on the functionality or origin of software. Additionally, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we are unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and operating results.

We have a limited operating history at our current scale, which makes it difficult to predict our future operating results.

We were incorporated and introduced our first service in 2005. As a result of our limited operating history, particularly at our current scale, our ability to accurately forecast our future operating results is limited and subject to a number of uncertainties. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change due to changes in our markets, or if we do not address these risks and uncertainties successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

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
•

integration of the acquired company’s accounting, management information, human resources and other administrative systems, as well as the acquired operations, technology and rights into our offerings, and any unanticipated expenses related to such integration;

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

•	completing the transaction and achieving the anticipated benefits of the acquisition within the expected timeframe or at all;
•	unanticipated write-offs, expenses, charges or risks associated with the transaction; and
•

litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties, which may differ from or be more significant than the risks our business faces.

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

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The United States and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell our services. Uncertainty about economic conditions in the United States, Europe and other key markets for our services could cause customers to delay or reduce their information technology spending. This could result in reductions in sales of our services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that cloud content management and collaboration spending levels will increase following any recovery.

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

For example, in December 2017, the Federal Communications Commission voted to repeal the “net neutrality” rules and return to a “light-touch” regulatory framework. However, the repeal has not yet taken effect and a number of parties have already stated their intent to appeal this order; thus, the future impact of such repeal and any challenge thereto remains uncertain. The rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. Should the repeal of net neutrality rules take effect, access to or demand for our services could be hindered, we could incur greater operating expenses, and our business and results of operations.

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

We employ third-party software for use in or with our services, and the inability to maintain licenses to this software, or errors in the software, could result in increased costs, or reduced service levels, which would adversely affect our business.

Our services incorporate certain third-party software obtained under open source licenses or licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our services with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our services depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our services, delay the introduction of new services introductions, result in a failure of our services, and injure our reputation. For example, we recently discovered that a bug in a third-party software library we use in our services caused a very small subset of certain files uploaded during a short period of time (from mid-December 2017 to early January 2018) to be stored in a partially-corrupted state. Our use of additional or alternative third-party software would require us to enter into additional license agreements with third parties.

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

As of January 31, 2018, we had U.S. federal net operating loss carryforwards of approximately $624.7 million, state net operating loss carryforwards of approximately $613.7 million, and foreign net operating loss carryforwards of approximately $214.7 million. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have in the past experienced an ownership change which has impacted our ability to fully realize the benefit of these net operating loss carryforwards. If we experience additional ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.  On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act reduces the U.S. federal corporate tax rate from 34% to 21%, imposes a one-time repatriation tax, and numerous other provisions transitioning to a territorial system. The changes included in the Tax Act are broad and complex. The overall impact of this Tax Act is uncertain, and it is possible that our business and financial condition could be adversely affected. We currently anticipate finalizing and recording any resulting adjustments by the year ending January 31, 2019.

Tax laws or regulations could be enacted or changed and existing tax laws or regulations could be applied to us or to our customers in a manner that could increase the costs of our services and adversely impact our business.

The application of federal, state, local and international tax laws to services provided electronically is unclear and continuously evolving. Income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted or amended at any time, such as the Tax Act in the United States, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the internet. These enactments or amendments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.

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

Generally accepted accounting principles (GAAP) in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP and becomes effective for us beginning the first quarter of fiscal year 2019. In addition, were we to change our critical accounting estimates, including the timing of recognition of subscription revenue and other revenue sources, our results of operations could be significantly impacted. These or other changes in accounting principles could adversely affect our financial results. See Note 2 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of January 31, 2018, including our executive officers, employees and directors and their affiliates, collectively held approximately 47.5% of the voting power of our outstanding capital stock as of such date. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively continue to control a majority of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from February 1, 2017 through January 31, 2018, the closing price of our Class A common stock ranged from $16.08 per share to $23.82 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

We also lease offices in San Francisco, California; Austin, Texas; New York, New York; London, England; Tokyo, Japan; and South Melbourne, Australia. We intend to procure additional space as we add employees in our current locations and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of January 31, 2018.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Class A common stock began trading on the New York Stock Exchange under the symbol “BOX” on January 23, 2015. Prior to that date, there was no public trading market for shares of our Class A common stock. The following table sets forth the high and low sales price per share of our Class A common stock as reported on the New York Stock Exchange for the period indicated:

	High	Low
Year Ended January 31, 2018
Fourth Quarter	$24.10	$19.55
Third Quarter	$22.07	$17.25
Second Quarter	$20.91	$16.76
First Quarter	$18.36	$15.73
Year Ended January 31, 2017
Fourth Quarter	$17.40	$13.70
Third Quarter	$16.34	$11.80
Second Quarter	$12.91	$10.02
First Quarter	$13.37	$9.12

Holders of Record

As of February 28, 2018, there were 215 holders of record of our Class A common stock and 163 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the NASDAQ Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on January 23, 2015, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through January 31, 2018. The returns shown are based on historical results and are not intended to suggest future performance.

	Base
	Period
Company/Index	01/23/2015	01/31/2015	04/30/2015	07/31/2015	10/31/2015	01/31/2016	04/30/2016	07/31/2016	10/31/2016	01/31/2017	04/30/2017	07/31/2017	10/31/2017	01/31/2018
Box, Inc.	$100	$81	$74	$70	$54	$46	$56	$50	$62	$73	$74	$81	$94	$96
S&P 500 Index	100	97	102	104	103	97	101	106	104	111	116	120	126	138
NASDAQ Computer Index	100	96	102	103	107	101	100	111	117	124	137	146	164	176

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

	Year Ended January 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$506,142	$398,605	$302,704	$216,440	$124,192
Cost of revenue(1)(2)	135,248	112,130	87,100	47,273	25,974
Gross profit	370,894	286,475	215,604	169,167	98,218
Operating expenses:
Research and development(2)	136,791	115,928	102,500	66,402	45,967
Sales and marketing(2)	303,319	253,020	242,184	207,749	171,188
General and administrative(1)(2)	84,805	68,182	71,923	61,672	39,843
Total operating expenses	524,915	437,130	416,607	335,823	256,998
Loss from operations	(154,021)	(150,655)	(201,003)	(166,656)	(158,780)
Remeasurement of redeemable convertible preferred stock warrant liability	—	—	—	126	(8,477)
Interest expense, net	(1,013)	(896)	(1,157)	(2,009)	(3,705)
Other income (expense), net	789	678	(98)	(257)	(26)
Loss before provision (benefit) for income taxes	(154,245)	(150,873)	(202,258)	(168,796)	(170,988)
Provision (benefit) for income taxes	715	914	690	(569)	(2,431)
Net loss	(154,960)	(151,787)	(202,948)	(168,227)	(168,557)
Accretion of redeemable convertible preferred stock	—	—	—	(11,503)	(341)
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	—	—	—	(2,262)	—
Net loss attributable to common stockholders	$(154,960)	$(151,787)	$(202,948)	$(181,992)	$(168,898)
Net loss per share attributable to common stockholders, basic and diluted	$(1.16)	$(1.19)	$(1.67)	$(11.48)	$(14.89)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted(3)	133,932	127,469	121,240	15,854	11,341

(1)	Includes intangible assets amortization as follows:

	Year Ended January 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenue	$365	$3,197	$5,443	$3,455	$1,813
General and administrative	154	155	154	169	174
Total intangible assets amortization	$519	$3,352	$5,597	$3,624	$1,987

(2)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenue	$10,742	$7,882	$4,664	$1,492	$450
Research and development	37,733	30,796	24,696	11,767	3,154
Sales and marketing	31,742	26,142	19,530	11,616	5,017
General and administrative	17,268	13,552	10,614	7,054	3,128
Total stock-based compensation	$97,485	$78,372	$59,504	$31,929	$11,749

(3)

Upon the closing of Box’s initial public offering on January 28, 2015, 88.1 million shares of Box’s redeemable convertible preferred stock were converted and reclassified to Box’s common stock. In addition, 85,354 shares of Box’s common stock were issued upon the net exercise of a warrant to purchase shares of Box’s redeemable convertible preferred stock.

	January 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$208,076	$177,391	$185,741	$330,436	$108,851
Working capital	5,222	24,160	69,528	240,176	44,289
Total assets	553,566	493,674	497,488	492,666	235,429
Deferred revenue, current and non-current	320,923	241,984	186,413	120,057	90,072
Debt, current and non-current	40,000	40,000	40,000	40,000	34,000
Redeemable convertible preferred stock warrant liability, current and non-current	—	—	—	—	1,346
Redeemable convertible preferred stock	—	—	—	—	393,217
Total stockholders’ equity (deficit)	14,968	74,732	137,901	268,129	(335,512)

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

Overview

Box provides a leading cloud content management platform that enables organizations of all sizes to securely manage their content while allowing easy, secure access and sharing of this content from anywhere, on any device. With our Software-as-a-Service (SaaS) cloud content management platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with legal and regulatory requirements, internal policies and industry standards and regulations. Our platform enables a broad set of business use cases across an enterprise, across multiple file formats and media types, and user experiences. Our platform integrates with leading enterprise business applications, and is compatible with multiple application environments, operating systems and devices, ensuring that workers have access to their critical business content whenever and wherever they need it.

We were founded and publicly launched our platform in 2005 with a simple but powerful idea: to make it incredibly easy for people to securely manage, share and collaborate on their most important content online. In 2006, we introduced a free version of our product in order to rapidly grow our user base, and we surpassed one million registered users by July 2007. As users began to bring our solution into the workplace, we learned that businesses were eager for a solution to empower user-friendly content sharing and collaboration in a secure, manageable way. Starting in 2007, we began enhancing our platform to serve businesses and large enterprises, which meant expanding our business functionality with features such as our administrative console, identity integration, activity reporting and full-text search. To further satisfy the requirements of IT departments in large organizations, we began to invest heavily in enhancing the security of our platform. Also in 2007, we began to build an enterprise sales team. The continual evolution of our platform features allowed our sales team to sell into increasingly larger organizations. To empower users to work securely from anywhere, we built native applications for all major mobile platforms. The introduction of our iPad application in 2010 further accelerated enterprise adoption of our platform. In 2012, we introduced our Box OneCloud platform and our Box Embed framework to encourage developers and independent software vendors (ISVs) to build powerful applications that connect to Box, furthering the reach of the Box service. We continued to innovate by expanding our offerings to include Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; Box Zones, which gives global customers the ability to store their data locally in certain regions; Box Platform, which further enables customers and partners to build enterprise apps using the Box Platform; Box Relay, which allows our end users to easily build, manage and track their own workflows; and Box GxP Validation, which is a new approach for maintaining always-on GxP compliance in the cloud for both regulated and unregulated content. We continued to expand our international presence as we moved to a new European headquarters in London’s Tech City in 2017.

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

We have achieved significant growth in a short period of time. Our user base includes over 58 million registered users. We define a registered user as a Box account that has been provisioned a unique user identification number. As of January 31, 2018, over 17% of our registered users were paying users who registered as part of a larger enterprise or business account or by using a paid personal account. As of January 31, 2018, we had over 82,000 paying organizations, and our solution was offered in 23 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT- sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; and (iv) organizations may purchase our Box Platform service to create custom business applications for their internal use and extended ecosystem of customers, suppliers and partners.

We intend to continue scaling our organization to meet the increasingly complex needs of our customers. Our sales and customer success teams are organized to efficiently serve organizations ranging from small businesses to the world’s largest global organizations. We have invested, and expect to continue to invest, in our sales and marketing teams to sell our services around the world, as well as in our development efforts to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make investments in both our infrastructure to meet the needs of our growing global user base and our professional services organization (Box Consulting) to address the strategic needs of our customers in more complex deployments and to drive broader adoption across a wide array of use cases. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future.

For the years ended January 31, 2018, 2017 and 2016, our revenue was $506.1 million, $398.6 million, and $302.7 million, respectively, representing year-over-year growth of 27% and 32%, respectively, and our net losses were $155.0 million, $151.8 million, and $202.9 million, respectively. For the years ended January 31, 2018, 2017 and 2016, revenue from non-U.S. customers represented 22%, 18%, and 18% of our revenue, respectively. Box is headquartered in Redwood City, California and operates offices in San Francisco, California; Austin, Texas; New York, New York; London, England; Tokyo, Japan; and South Melbourne, Australia.

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

Because of these dynamics, we experience a range of profitability with our customers depending in large part upon in what stage of the customer phase they are. We generally incur higher sales and marketing expenses for new customers and existing customers who are still in an expanding stage. For new customers, our associated sales and marketing expenses typically exceed the first year revenue we recognize from those customers. For customers who are expanding their use of Box, we incur various associated marketing expenses as well as sales commission expenses, though we typically recognize higher revenue than sales and marketing expenses. For typical customers who are renewing their Box subscriptions, our associated sales and marketing expenses are significantly less than the revenue we recognize from those customers. These differences are primarily driven by the higher compensation we provide to our sales force for new customers and customer subscription expansions compared to the compensation we provide to our sales force for routine subscription renewals by customers. In addition, our sales and marketing expenses, other than the compensation we provide to our sales force, are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions. We believe that, over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we will experience lower associated sales and marketing expenses as a percentage of revenue.

Key Business Metrics

We use the key metrics below for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that these key metrics provide meaningful supplemental information regarding our performance. We believe that both management and investors benefit from referring to these key metrics in assessing our performance and when planning, forecasting, and analyzing future periods. These key metrics also facilitate management's internal comparisons to our historical performance as well as comparisons to certain competitors' operating results. We believe these key metrics are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by institutional investors and the analyst community to help analyze the health of our business.

	Year Ended January 31,
	2018	2017	2016
Billings (in thousands)	$585,081	$454,176	$369,060
Billings growth rate	29%	23%	50%
Free cash flow (in thousands)	$8,948	$(24,849)	$(116,296)
Retention rate (period end)	110%	115%	117%

Billings

Billings represent our revenue plus the change in deferred revenue in the period. Billings we record in any particular period primarily reflect sales to new customers plus subscription renewals and expansion within existing customers, and represent amounts invoiced for all of our products and professional services. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. If the customer negotiates to pay the full subscription amount at the beginning of the period, the total subscription amount for the entire term will be reflected in billings. If the customer negotiates to be invoiced annually or more frequently, only the amount billed for such period will be included in billings.

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

Billings increased 29% in the year ended January 31, 2018 over the year ended January 31, 2017. The increase in billings was primarily driven by the addition of new customers with large initial deployments, expansion of the number of users within existing customers, strong attach rates of new products, and an enhanced developer access fee from one of our resellers.

Our use of billings has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. Billings are recognized when invoiced, while the related revenue is recognized ratably over the term of the subscription or premier support services. When we invoice customers more frequently than their subscription period, amounts not yet invoiced will not be reflected in deferred revenue or billings. Also, other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure.

We expect normalized payment durations such that, aside from the impact from the enhanced developer fee mentioned earlier, we expect our billings growth and revenue growth to correlate with one another. In addition, as we have gained and expect to continue to gain more traction with large enterprise customers, we also anticipate our quarterly billings to increasingly concentrate in the back half of our fiscal year, especially in the fourth quarter.

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Year Ended January 31,
	2018	2017	2016
GAAP revenue	$506,142	$398,605	$302,704
Deferred revenue, end of period	320,923	241,984	186,413
Less: deferred revenue, beginning of period	(241,984)	(186,413)	(120,057)
Billings	$585,081	$454,176	$369,060

Free Cash Flow

We define free cash flow as cash from operating activities less purchases of property and equipment, principal payments of capital lease obligations, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. These adjusting items such as the use and release of restricted cash to guarantee a significant letter of credit for our Redwood City headquarters are excluded from our free cash flow. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash provided by (used in) operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section of this Annual Report on Form 10-K. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

Free cash flow increased $33.8 million in the year ended January 31, 2018 as compared to the year ended January 31, 2017. Free cash flow for the fiscal year ended January 31, 2018 excluded a $25.0 million release of the restricted cash used to guarantee a letter of credit for our Redwood City headquarters. The increase in free cash flow was primarily driven by an increase in cash provided by operating activities of $38.1 million and a decrease in capital expenditures of $3.1 million, partially offset by an increase in capital lease obligation principal payments of $7.4 million. The primary factors affecting the increase in cash flow from operations included an increase in non-cash charges of $22.1 million and changes in our operating assets and liabilities of $19.2 million, partially offset by an increase of our net loss by $3.2 million. The decrease in capital expenditures was primarily due to the completion of our Redwood City headquarters, partially offset by our facilities investments in Austin, Tokyo and London. We acquired data center assets primarily through capital leases; as we continue to invest in our data center operations, we expect capital lease obligations to increase in the foreseeable future. Improvements to our working capital management process have contributed to significant improvements in free cash flow.

Retention Rate

Retention rate is defined as the net percentage of Total Account Value (TAV) retained from existing customers, including expansion. We calculate our retention rate as of a period end by starting with the TAV from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period TAV) and a subscription term of at least 12 months. We then calculate TAV from these same customers as of the current period end (Current Period TAV). Finally, we divide the Current Period TAV by the Prior Period TAV to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the fiscal year ended January 31, 2018. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was 110%, 115% and 117% as of January 31, 2018, 2017 and 2016, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% of the Prior Period ACV for the year ended January 31, 2018. Our strong retention rates have been primarily attributable to strong seat growth in existing customers and strong attach rates of new products. We believe our investments in product, Customer Success, and Box Consulting have been a significant factor in our strong customer retention results. As we penetrate customer accounts, we expect our rate of growth in expansion to trend down over time but our retention rate to remain above 100% for the foreseeable future.

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

Subscription and premier support revenue is recognized ratably over the subscription beginning once all requirements for revenue recognition have been met, including provisioning the service so that it is available to our customers. Our subscription and support contracts are typically non-cancellable and do not contain refund-type provisions. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging between one month to three years or more.

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

Cost of Revenue

Our cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation and related expenses for datacenter operations, customer support and professional services personnel, payments to outside technology service providers, depreciation of servers and equipment, security services and other tools, as well as amortization of acquired technology. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below. We expect our cost of revenue to increase in dollars and may increase as a percentage of revenue as we expect to offer new capabilities to our customers which requires upfront investments and to expand our datacenter operations and customer support to support the growth of our business, our customer base, as well as our international expansion.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities, information technology costs and employee benefit costs.

Research and Development. Research and development expense consists primarily of employee compensation and related expenses, as well as allocated overhead. Our research and development efforts are focused on scaling our platform, adding enterprise grade features, functionality and security, and enhancing the ease of use of our cloud content management services. We expect our research and development expense to increase in dollars but remain stable as a percentage of revenue over time, even as we continue to make significant enhancements to our products and services.

Sales and Marketing. Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel-related expenses, as well as allocated overhead. Marketing programs include but are not limited to advertising, events, corporate communications, brand building, and product marketing. Sales and marketing expense also consists of datacenter and customer support costs related to providing our cloud-based services to our free users. We market and sell our cloud content management services worldwide through our direct sales organization and through indirect distribution channels such as strategic resellers. We expect our sales and marketing expense to continue to increase in dollars but decrease as a percentage of revenue over time as we continue to focus on improving sales force productivity while increasing the size of our sales and marketing organization to capture strong demand globally and expand our international presence.

General and Administrative. General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, recruiting, information systems and fees for external professional services and cloud based enterprise systems as well as allocated overhead. External professional services fees are primarily comprised of outside legal, accounting, temporary services, audit and outsourcing services. We expect our general and administrative expense to increase in dollars but to decrease as a percentage of revenue over time as we benefit from even greater operational excellence and scale.

Interest Expense, Net

Interest expense, net consists of interest expense and interest income. Interest expense may consist of interest charges for our line of credit, unused commitment fees on our line of credit, fees on our letters of credit, the amortization of capitalized debt issuance costs, and interest expense related to capital leases. Interest income may consist of interest earned on our cash, cash equivalents, marketable securities, and restricted cash. We have historically invested our cash in overnight deposits and short term, investment-grade corporate debt, marketable securities and asset backed securities.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains and losses from foreign currency transactions and other income and expense.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States and, as applicable, changes in our deferred taxes and related valuation allowance positions and uncertain tax positions. As of January 31, 2018, we had federal and state net operating loss carryforwards (NOLs) of $624.7 million and $613.7 million. The federal net operating loss carryforwards generated prior to fiscal year 2018 will expire at various dates beginning in 2025, if not utilized. The state net operating loss carryforward will expire at various dates beginning in 2028, if not utilized. We also had foreign net operating loss carryforwards of approximately $214.7 million, which do not expire. Federal and state tax laws impose limitations on the utilization of NOLs in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. In the past, we have experienced an ownership change which has impacted our ability to fully realize the benefit of these NOLs. If we experience additional ownership changes, our ability to utilize our NOLs may be further limited.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Year Ended January 31,
	2018	2017	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$506,142	$398,605	$302,704
Cost of revenue(1)(2)	135,248	112,130	87,100
Gross profit	370,894	286,475	215,604
Operating expenses:
Research and development(2)	136,791	115,928	102,500
Sales and marketing(2)	303,319	253,020	242,184
General and administrative(1)(2)	84,805	68,182	71,923
Total operating expenses	524,915	437,130	416,607
Loss from operations	(154,021)	(150,655)	(201,003)
Interest expense, net	(1,013)	(896)	(1,157)
Other income (expense), net	789	678	(98)
Loss before provision for income taxes	(154,245)	(150,873)	(202,258)
Provision for income taxes	715	914	690
Net loss	$(154,960)	$(151,787)	$(202,948)

(1) Includes intangible assets amortization as follows:
	Year Ended January 31,
	2018	2017	2016
	(in thousands)
Cost of revenue	$365	$3,197	$5,443
General and administrative	154	155	154
Total intangible assets amortization	$519	$3,352	$5,597

(2) Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2018	2017	2016
	(in thousands)
Cost of revenue	$10,742	$7,882	$4,664
Research and development	37,733	30,796	24,696
Sales and marketing	31,742	26,142	19,530
General and administrative	17,268	13,552	10,614
Total stock-based compensation	$97,485	$78,372	$59,504

	Year Ended January 31,
	2018	2017	2016
Percentage of Revenue:
Revenue	100%	100%	100%
Cost of revenue(1)(2)	27	28	29
Gross profit	73	72	71
Operating expenses:
Research and development(2)	27	29	34
Sales and marketing(2)	60	64	80
General and administrative(1)(2)	16	17	24
Total operating expenses	103	110	138
Loss from operations	(30)	(38)	(67)
Interest expense, net	—	—	—
Other income (expense), net	—	—	—
Loss before provision for income taxes	(30)	(38)	(67)
Provision for income taxes	—	—	—
Net loss	(30)%	(38)%	(67)%

(1) Includes intangible assets amortization as follows:
	Year Ended January 31,
	2018	2017	2016
Cost of revenue	—%	1%	2%
General and administrative	—	—	—
Total intangible assets amortization	—%	1%	2%

(2) Includes stock-based compensation expense as follows:
	Year Ended January 31,
	2018	2017	2016
Cost of revenue	2%	2%	2%
Research and development	8	8	8
Sales and marketing	6	7	6
General and administrative	3	3	4
Total stock-based compensation	19%	20%	20%

Comparison of the Years Ended January 31, 2018 and 2017

Revenue

	Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenue	$506,142	$398,605	$107,537	27%

Revenue was $506.1 million for the year ended January 31, 2018, compared to $398.6 million for the year ended January 31, 2017, representing an increase of $107.5 million, or 27%. The increase in revenue was substantially driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by 17% from January 31, 2017 to January 31, 2018, and strong attach rates of new products, which strengthens our price per seat. Also in this period, we experienced strong renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 110% as of January 31, 2018.

Cost of Revenue

	Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$135,248	$112,130	$23,118	21%
Percentage of revenue	27%	28%

Cost of revenue was $135.2 million, or 27% of revenue, for the year ended January 31, 2018, compared to $112.1 million, or 28% of revenue, for the year ended January 31, 2017, representing an increase of $23.1 million, or 21%. The increase in absolute dollars was primarily due to an increase of $3.1 million in employee and related costs and an increase of $2.9 million in stock-based compensation expense primarily driven by the increase in headcount in our datacenter operations, customer support, and our consulting functions from 234 employees as of January 31, 2017 to 266 employees as of January 31, 2018 and an increase in employee equity grants. In addition, there was an increase of $6.8 million in rent primarily related to the expansion of new data centers, an increase of $3.1 million in depreciation as additional data center equipment was placed in service, an increase of $1.6 million in outside agency costs, an increase of $1.4 million in enterprise subscription software expense, and an increase in investments to support our growing base of paid users. The increase in cost of revenue was partially offset by a $2.8 million decrease in the amortization of certain intangible assets that reached the end of their estimated useful lives. Despite an increase in absolute dollars, cost of revenue as a percentage of revenue decreased 1 percentage point year-over-year as we continued to optimize infrastructure efficiencies. As we offer new capabilities to our customers, which require upfront investments, and expand our data center infrastructure to support our expected revenue growth in paying customers and new products, we expect our cost of revenue spending as a percentage of revenue to increase in the fiscal year ending January 31, 2019.

Research and Development

	Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Research and development	$136,791	$115,928	$20,863	18%
Percentage of revenue	27%	29%

Research and development expenses were $136.8 million, or 27% of revenue, for the year ended January 31, 2018, compared to $115.9 million, or 29% of revenue, for the year ended January 31, 2017, representing an increase of $20.9 million, or 18%. The increase in absolute dollars was primarily due to an increase of $12.1 million in employee and related costs and an increase of $6.9 million in stock-based compensation expense primarily driven by the increase in headcount from 312 employees as of January 31, 2017 to 358 employees as of January 31, 2018 and the timing of employee equity grants from prior periods, and an increase of $0.8 million in allocated costs for IT software and support costs. Despite an increase in absolute dollars, research and development expenses as a percentage of revenue decreased 2 percentage points year over year. While we continued to invest in enhancing our product and service offerings, develop new products and further differentiate our offerings, we were able to do so at a lower percentage of revenue year over year as our revenue growth outpaced our research and development spending. We expect our research and development expense to increase in dollars but remain stable as a percentage of revenue over time, even as we continue to make significant enhancements to our products and services.

Sales and Marketing

	Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$303,319	$253,020	$50,299	20%
Percentage of revenue	60%	64%

Sales and marketing expenses were $303.3 million, or 60% of revenue, for the year ended January 31, 2018, compared to $253.0 million, or 64% of revenue, for the year ended January 31, 2017, representing an increase of $50.3 million, or 20%. The increase in absolute dollars was primarily due to an increase of $26.9 million in employee and related costs and an increase of $5.6 million in stock-based compensation expense primarily driven by the increase in headcount from 714 employees as of January 31, 2017 to 876 employees as of January 31, 2018 and the timing of employee equity grants from prior periods. In addition, there was an increase of $9.9 million in facilities and employee benefits costs, an increase of $7.3 million in commission expenses, an increase of $3.6 million in marketing expenses primarily in connection with our annual users’ conference (BoxWorks 2017), investments in marketing technology and demand generation, and a $2.7 million increase in allocated costs mainly due to increased IT software and support services costs. The increase in sales and marketing expenses was partially offset by a $7.0 million decrease in datacenter and customer support costs to support our free users. Sales and marketing expenses as a percentage of revenue decreased 4 points year-over-year due to our focus on improving sales force productivity and a decrease in cost to support our free users.

Our sales and marketing expenses are generally higher for acquiring new customers than for expansions or renewals of existing customer subscriptions. We expect to continue to invest aggressively to capture our large market opportunity globally and capitalize on our competitive position, while seeking to improve our sales and marketing efficiency to achieve our long-term margin objectives. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will continue to decrease as a percentage of revenue.

General and Administrative

	Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
General and administrative	$84,805	$68,182	$16,623	24%
Percentage of revenue	16%	17%

General and administrative expenses were $84.8 million, or 16% of revenue, for the year ended January 31, 2018, compared to $68.2 million, or 17% of revenue, for the year ended January 31, 2017, representing an increase of $16.6 million, or 24%. The increase in absolute dollars was primarily due to an increase of $7.5 million in employee and related costs and an increase of $3.7 million in stock-based compensation expense primarily driven by the increase in headcount from 235 employees as of January 31, 2017 to 284 employees as of January 31, 2018. In addition, there was an increase of $3.4 million in outside agency and contractor costs as we further invest in our systems, processes and infrastructure for strategic initiatives to grow our business, which includes, among others, our adoption of ASC Topic 606. Also, general and administrative expense for the year ended January 31, 2017, includes a benefit of $1.7 million recorded in connection with the settlement agreement reached with Open Text. Despite an increase in absolute dollars, general and administrative expense as a percentage of revenue decreased 1 percentage point year-over-year as we continued to benefit from even greater operational excellence and scale.

Interest Expense, Net and Other Income, Net

	Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(1,013)	$(896)	$(117)	13%
Other income, net	789	678	111	16%

Interest expense, net, decreased by $0.1 million, or 13%, during the year ended January 31, 2018 compared to the year ended January 31, 2017.

Other income, net, consisted primarily of foreign currency gains or losses, increased by $0.1 million, or 16%, during the year ended January 31, 2018 compared to the year ended January 31, 2017.

Provision for Income Taxes

	Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$715	$914	$(199)	(22)%

Provision for income taxes decreased by $0.2 million, or 22%, during the year ended January 31, 2018 compared to the year ended January 31, 2017. The decrease in provision expense was primarily due to a release of an uncertain tax position and the impact on deferred tax items due to the Tax Act, both of which were offset by an increase in foreign tax expense.

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

Other income (expense), net, consisted primarily of foreign currency gains and losses.

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

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2018. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	Jan. 31, 2018	Oct. 31, 2017	Jul. 31, 2017	Apr. 30, 2017	Jan. 31, 2017	Oct. 31, 2016	Jul. 31, 2016	Apr. 30, 2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$136,675	$129,304	$122,941	$117,222	$109,926	$102,811	$95,713	$90,155
Cost of revenue(1)(2)	35,276	34,471	32,778	32,723	29,554	27,115	27,602	27,859
Gross profit	101,399	94,833	90,163	84,499	80,372	75,696	68,111	62,296
Operating expenses:
Research and development(2)	34,403	34,812	34,042	33,534	31,104	29,652	28,265	26,907
Sales and marketing(2)	77,715	81,670	73,271	70,663	66,566	66,796	60,186	59,472
General and administrative(1)(2)	21,768	20,910	21,846	20,281	19,095	16,999	17,579	14,509
Total operating expenses	133,886	137,392	129,159	124,478	116,765	113,447	106,030	100,888
Loss from operations	(32,487)	(42,559)	(38,996)	(39,979)	(36,393)	(37,751)	(37,919)	(38,592)
Interest expense, net	(211)	(287)	(236)	(279)	(309)	(222)	(189)	(176)
Other income (expense), net	229	277	267	16	69	(22)	190	441
Loss before provision (benefit) for income taxes	(32,469)	(42,569)	(38,965)	(40,242)	(36,633)	(37,995)	(37,918)	(38,327)
Provision (benefit) for income taxes	196	355	320	(156)	244	238	184	248
Net loss	$(32,665)	$(42,924)	(39,285)	(40,086)	(36,877)	(38,233)	(38,102)	(38,575)
Net loss per share, basic and diluted	$(0.24)	$(0.32)	$(0.30)	$(0.30)	$(0.28)	$(0.30)	$(0.30)	$(0.31)
Weighted-average shares used to compute net loss per share, basic and diluted	136,566	134,636	132,981	131,469	129,757	128,275	126,776	124,932

(1)	Includes intangible assets amortization as follows:

	Three Months Ended
	Jan. 31, 2018	Oct. 31, 2017	Jul. 31, 2017	Apr. 30, 2017	Jan. 31, 2017	Oct. 31, 2016	Jul. 31, 2016	Apr. 30, 2016
	(in thousands)
Cost of revenue	$—	$—	$—	$365	$393	$506	$878	$1,420
General and administrative	38	39	38	39	39	39	38	39
Total intangible assets amortization	$38	$39	$38	$404	$432	$545	$916	$1,459

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Jan. 31, 2018	Oct. 31, 2017	Jul. 31, 2017	Apr. 30, 2017	Jan. 31, 2017	Oct. 31, 2016	Jul. 31, 2016	Apr. 30, 2016
	(in thousands)
Cost of revenue	$2,797	$2,814	$2,663	$2,468	$2,554	$1,986	$1,830	$1,512
Research and development	9,314	9,705	9,554	9,160	9,194	7,730	7,348	6,524
Sales and marketing	7,860	8,208	7,934	7,740	7,752	6,744	6,416	5,230
General and administrative	4,978	4,796	3,916	3,578	3,802	3,457	3,470	2,823
Total stock-based compensation	$24,949	$25,523	$24,067	$22,946	$23,302	$19,917	$19,064	$16,089

Quarterly Revenue Trends

Our quarterly revenue increased sequentially for all periods presented due primarily to increases in the number of new customers, strong attach rates of new products, as well as increased renewals from and expansion within existing customers as they broadened their deployment of our services. Our fourth quarter has historically been our strongest quarter for contracting activity as a result of buying patterns of large enterprises.

Quarterly Costs and Expenses Trends

Total costs and expenses generally increased sequentially for all periods presented, primarily due to the addition of personnel in connection with the expansion of our business. Sales and marketing expenses generally grew sequentially over the periods with higher concentrations in the second half of the fiscal year as our commissions and marketing costs accelerate with the increase in our customer ordering activities in the second half of our fiscal years. General and administrative costs generally decreased in recent quarters due to greater operational excellence and scale, partially offset by an increase in headcount and double rent on our offices in London and Tokyo in fiscal year 2018.

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

Liquidity and Capital Resources

	Year Ended January 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$61,822	$(1,218)	$(66,321)
Net cash used in investing activities	(11,715)	(7,572)	(80,861)
Net cash (used in) provided by financing activities	(19,830)	479	2,513

As of January 31, 2018, we had cash and cash equivalents of $208.1 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits. Despite generating significant operating losses as reflected in our accumulated deficit, we generated positive cash flows from operations as reflected in our consolidated statements of cash flows for the twelve month period ended January 31, 2018. While we may continue to incur operating losses, we expect to continuously improve overall cash flows from operations through improvements to our working capital management processes to provide capital resources for strategic initiatives to grow our business.

Since our inception, we have financed our operations primarily through equity, cash generated from sales and, to a lesser extent, debt financing. We believe our existing cash and cash equivalents, together with our capital lease and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

In December 2015, we entered into a revolving credit facility (December 2015 Facility), which provided for a revolving loan facility in the amount of up to $40.0 million, originally maturing in December 2017. In February 2017, we amended the December 2015 Facility to extend the maturity date to December 2018.

The December 2015 Facility was denominated in U.S. dollars and, depending on certain conditions, each borrowing was subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit was required for the December 2015 Facility, we were eligible for the lowest interest rate if we maintained at least $40 million in deposits with the lender.  In addition, there was an annual fee of 0.2% on the total commitment amount. At closing, we drew $40.0 million at 1.82% (six month LIBOR plus 1.25%) which we used to repay the outstanding principal balance under our secured revolving credit facility entered in August 2013. Borrowings under the December 2015 Facility were collateralized by substantially all of our assets in the United States. It also contained various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as customary limitations on dispositions, mergers or consolidations and other corporate activities.

On November 27, 2017, we paid in full all amounts outstanding under the December 2015 Facility, including the outstanding principal balance of $40.0 million, and terminated the December 2015 Facility and all related loan and collateral documents, in conjunction with entering into a secured credit agreement with a different lender with a maturity date of November 27, 2020 (November 2017 Facility). On November 29, 2017, the restrictions on our certificates of deposits that collateralized the letters of credit were released as the letters of credit were included under the November 2017 Facility sublimit. As such, we released $26.1 million from restricted cash to cash and cash equivalents.

The November 2017 Facility provides for an $85.0 million revolving credit facility, with a sublimit of $30.0 million available for the issuance of letters of credit. The proceeds of the revolving loans may be used for general corporate purposes. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.  Interest on the revolving loans is payable quarterly in arrears with respect to loans based on the prime rate and at the end of an interest period in the case of loans based on the LIBOR rate (or at each three-month interval if the interest period is longer than three months).  Borrowings under the November 2017 Facility are collateralized by substantially all of our assets. The November 2017 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement.  Additionally, the November 2017 Facility contains customary affirmative and negative covenants, including covenants limiting our, and our subsidiaries’, ability to, among other things, grant liens, incur debt, pay dividends or distributions on the capital stock, effect certain mergers, make investments, dispose of assets and enter into transactions with affiliates, in each case subject to customary exceptions for a credit facility of the size and type of the November 2017 Facility.

Operating Activities

For the year ended January 31, 2018, cash provided by operating activities was $61.8 million, which includes a $25.0 million release of the restricted cash used to guarantee a letter of credit for our Redwood City headquarters. The primary factors affecting our operating cash flows during this period were our net loss of $155.0 million, partially offset by non-cash charges of $97.5 million for stock-based compensation, $40.1 million for depreciation and amortization of our property and equipment and intangible assets, $21.5 million for amortization of deferred commissions, and net cash inflows of $57.8 million provided by changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $78.9 million increase in deferred revenue, a $24.0 million decrease in prepaid expenses and other assets, a $12.9 million increase in accrued expenses and other liabilities, $6.9 million increase in accounts payable, and a $3.2 million increase in deferred rent, partially offset by a $42.0 million increase in accounts receivable, and a $26.1 million increase in deferred commissions. The increase in deferred revenue was primarily due to the growth in the number of paying customers, strong attach rates of new products, renewals and expansion of our existing customers as they broadened their deployment of our services, and an enhanced developer access fee from one of our resellers. The increase in accrued expenses, other liabilities, and accounts payable was primarily attributable to timing of invoice payments. The increase in accounts receivable was due to higher sales and the relative timing of our cash collections between the two periods. The increase in deferred commissions was due to higher sales.

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

Investing Activities

Cash used in investing activities of $11.7 million for the year ended January 31, 2018 was primarily due to our facilities investments in Austin, London, and Tokyo.

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

Financing Activities

Cash used in financing activities of $19.8 million for the year ended January 31, 2018 was primarily due to $34.8 million of employee payroll taxes paid related to net share settlement of restricted stock units, $16.1 million of payments of capital lease obligations, and $1 million of acquisition-related contingent consideration, partially offset by $17.5 million of proceeds from issuances of common stock under the 2015 ESPP and $14.5 million of proceeds from exercise of stock options.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of January 31, 2018:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt(1)	$43,165	$1,231	$41,934	$—	$—
Operating lease obligations, net of sublease income amounts(2)	283,920	27,012	63,725	54,638	138,545
Capital leases(3)	47,442	19,748	24,475	3,219	—
Purchase obligations(4)	60,829	30,010	30,819	—	—
Total	$435,356	$78,001	$160,953	$57,857	$138,545

(1)	Includes interest and unused commitment fee on our line of credit under the November 2017 Facility.
(2)

Includes operating lease obligations for our buildings. As of January 31, 2018, we anticipated receiving sublease income of $14.5 million over the next four years from tenants in certain of our leased facilities.  The amounts set forth in the table above are net of these sublease income amounts.

(3)	Includes obligations related to our datacenter hardware.
(4)	Purchase obligations relate primarily to datacenter operations and sales and marketing activities.

Off-Balance Sheet Arrangements

Through January 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We recognize revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;
•	the amount of fees to be paid by the customer is fixed or determinable;
•	the service has been provided to the customer; and
•	the collection of fees is reasonably assured.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards granted to our employees and other service providers, including stock options, restricted stock units, restricted stock and purchase rights granted under our 2015 Equity Incentive Plan (2015 Plan) and 2015 Employee Stock Purchase Plan (2015 ESPP), based on the estimated fair value of the award on the grant date. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards and purchase rights granted under our 2015 Plan and 2015 ESPP. We use the market closing price of our Class A common stock as reported on the New York Stock Exchange for the fair value of restricted stock units and restricted stock granted after our initial public offering. We recognize the fair value of stock options, restricted stock units and restricted stock as an expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. We recognize the fair value of purchase rights granted under our 2015 ESPP as an expense on a straight-line basis over the offering period.

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
•

Expected Term. The expected term represents the period that our share-based awards are expected to be outstanding. The expected term assumptions were determined based on the vesting terms, exercise terms and contractual lives of the options and 2015 ESPP purchase rights.

•

Expected Volatility. Since we do not have sufficient trading history of our common stock to estimate the expected volatility of the stock option grants, we determine the expected volatility of the stock option grants based on the historical stock volatilities of several unrelated public companies within the same industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock option grants. We estimated the expected volatility of 2015 ESPP purchase rights based on the historical volatility of our common stock.

•

Risk-free Interest Rate. The risk-free rate that we use is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options and 2015 ESPP purchase rights.

•	Dividend Yield. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future, and, therefore, use an expected dividend yield of zero.

The following table summarizes the assumptions relating to our stock options and ESPP purchase rights, as follows:

	Year Ended
	January 31,
	2018			2017			2016
Employee Stock Options
Expected term (in years)	5.5	–	6.1	5.5	–	6.0	5.5	–	6.1
Risk-free interest rate	1.8%	–	2.1%	1.3%	–	2.0%	1.5%	–	1.9%
Volatility	38%	–	40%	40%	–	43%	42%	–	44%
Dividend yield			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	–	2.0	0.5	–	2.0	0.5	–	2.0
Risk-free interest rate	0.9%	–	1.4%	0.5%	–	0.9%	0.2%	–	0.8%
Volatility	28%	–	43%	39%	–	60%	33%	–	41%
Dividend yield			0%			0%			0%

In addition, we estimate the expected forfeiture rate and only recognize expense for those shares that are expected to vest. We estimate the expected forfeiture rate at the date of grant based on historical experience and our expectations regarding future pre-vesting termination behavior of employees and other service providers and revise the estimates, if necessary, in subsequent periods if actual forfeitures difference from those estimates. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

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

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charge during the years presented.

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of our single reporting unit with its carrying amount. If the carrying amount exceeds its fair value, no further analysis is required; otherwise, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. No impairment of goodwill has been identified during the years presented.

Acquired finite-lived intangible assets are typically amortized over the estimated useful lives of the assets, which is generally two to seven years. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any such impairment charge during the years presented.

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

Recently Adopted Accounting Pronouncements in Fiscal Year 2018

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

We elected to early adopt ASU 2107-04 during the second quarter of fiscal year 2018. The adoption of this ASU had no impact on our consolidated financial statements. We expect that adoption of this ASU will simplify the evaluation and recording of goodwill impairment charges, if any.

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

We elected to early adopt ASU 2016-15 during the second quarter of fiscal year 2018. The new standard requires application using a retrospective transition method. We have evaluated the impact on a quantitative and qualitative basis and concluded it was not material to any of our prior periods presented.

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

We adopted ASU 2016-09 during the first quarter of fiscal year 2018. As required by the standard, excess tax benefits recognized on stock-based compensation expense were prospectively reflected in our consolidated statements of income as a component of the provision for income taxes rather than on the consolidated balance sheet as a paid-in capital. Included in our net operating loss and research and development tax credit carryforwards as of January 31, 2018 are approximately $25.1 million of excess tax benefits from employee stock option exercises, for which we have not realized a deferred tax asset since it is fully offset by a valuation allowance, resulting in no impact to our consolidated financial statements including any cumulative effect to accumulated deficit from previously unrecognized excess tax benefits. Our policy has been to classify cash flows related to excess tax benefits as part of operating activities and cash payments made on employee’s behalf for withheld shares as part of financing activities, and thus, the adoption of this standard had no effect on our consolidated statements of cash flows. Further, we did not elect an accounting policy change to record forfeitures as they occur and thus will continue to estimate the number of forfeitures expected to occur. Other amendments in the guidance did not impact our consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 and its related amendments regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of incremental costs related to obtaining customer contracts. The standard will be effective for us beginning February 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). This approach will be applied to contracts that are not completed as of February 1, 2018 and their corresponding incremental costs of obtaining a contract, which will result in a cumulative effect adjustment.

The adoption of this ASU will primarily impact our capitalization and amortization of incremental costs of obtaining a contract, the timing of our revenue recognition for certain sales contracts, and disclosures. The quantitative ranges provided below are estimates of the expected effects of our adoption of ASC Topic 606. These ranges represent management’s best estimates of the effects of adopting ASC Topic 606 at the time of the preparation of this Annual Report on Form 10-K. The actual impact of ASC Topic 606 is subject to change from these estimates and such change may be significant, pending remaining final steps in the completion of our assessment.

Costs to Obtain a Contract

Under ASC Topic 606, we will capitalize costs based on the definition of incremental costs of obtaining a contract and commence amortization upon the transfer of services to the customer. Such costs will be amortized over a longer period than we had previously amortized in order to align to an estimated expected benefit period under ASC Topic 606 of five years. We expect the new commissions policy will have a material impact on our opening balance sheet as of February 1, 2018, resulting in a decrease of the accumulated deficit by approximately $28 million to $30 million and a corresponding increase to deferred commissions.

Revenue Recognition

There will be a change in the timing of revenue recognition for certain sales contracts due primarily to the removal of the current limitation on contingent revenue. The new revenue recognition policy will have a material impact on our opening balance sheet as of February 1, 2018 resulting in a decrease to accumulated deficit of $9 million to $11 million with a corresponding decrease to deferred revenue of approximately $9 million to $11 million and a corresponding increase to contract asset by less than $1 million.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. As of January 31, 2018 and January 31, 2017, we had $0.4 million and $26.8 million in restricted cash, respectively. Restricted cash consists of certificates of deposits related to our leases. The new standard is effective for us beginning February 1, 2018. The new standard should be applied using a retrospective transition method to each period presented. The adoption of ASU 2016-18 will have a material impact on our consolidated statement of cash flows and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to record most leases on their balance sheet while recognizing expense in a manner similar to current lease accounting guidance. The new accounting guidance is effective for us beginning February 1, 2019, with early adoption permitted. The new standard should be applied using a modified retrospective approach. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

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

Non-GAAP operating loss and non-GAAP operating margin

We define non-GAAP operating loss as operating loss excluding expenses related to stock-based compensation, intangible assets amortization, and as applicable, other special items. We specifically identify other adjusting items in our reconciliation of GAAP to Non-GAAP operating loss. Non-GAAP operating margin is defined as non-GAAP operating loss divided by revenue. Similarly, the same adjusting items specified in our reconciliation of GAAP to Non-GAAP operating loss are also excluded from the calculation of non-GAAP operating margins. Although stock-based compensation is an important aspect of the compensation of Box’s employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. For restricted share unit awards, the amount of stock-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts, trade names and customer relationships, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of acquired intangible assets is a static expense, one that is not typically affected by operations during any particular period. We further exclude legal settlement and related costs because they are considered by management to be special items outside our core operating results.

Non-GAAP net loss and net loss per share

We define non-GAAP net loss as net loss excluding expenses related to stock-based compensation, intangible assets amortization and as applicable, other special items. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP net loss. These items include expenses related to certain litigation because they are considered by management to be special items outside our core operating results. We define non-GAAP net loss per share as non-GAAP net loss divided by the weighted average outstanding shares. Similarly, the same adjusting items specified in our reconciliation of GAAP to Non-GAAP net loss are also excluded from the calculation of non-GAAP net loss per share.

Free Cash Flow

We define free cash flow as cash from operating activities less purchases of property and equipment, principal payments of capital lease obligations, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. These adjusting items such as the use and release of restricted cash to guarantee a significant letter of credit for our Redwood City headquarters are excluded from our free cash flow. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash provided by (used in) operating activities, its nearest GAAP equivalent, is presented below. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

Limitations on the use of non-GAAP financial measures

A limitation of our non-GAAP financial measures is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Thus, our non-GAAP financial measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Additionally, in the case of stock-based compensation expense, if we did not pay a portion of compensation in the form of stock-based compensation expense, the cash salary expense included in costs of revenue and operating expenses would be higher which would affect our cash position.

We compensate for these limitations by reconciling non-GAAP financial measures to the most comparable GAAP financial measures. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view our non-GAAP financial measures in conjunction with the most comparable GAAP financial measures.

Our reconciliation of the non-GAAP financial measures for years ended January 31, 2018, 2017 and 2016 are as follows (in thousands, except per share data and percentages):

	Year Ended January 31,
	2018	2017	2016
GAAP operating loss	$(154,021)	$(150,655)	$(201,003)
Stock-based compensation	97,485	78,371	59,504
Intangible assets amortization	519	3,352	5,597
Expenses related to a legal verdict(1)	—	(1,664)	1,586
Non-GAAP operating loss	$(56,017)	$(70,595)	$(134,316)

GAAP operating margin	(30)%	(38)%	(66)%
Stock-based compensation	19	19	20
Intangible assets amortization	—	1	1
Expenses related to a legal verdict(1)	—	—	1
Non-GAAP operating margin	(11)%	(18)%	(44)%
GAAP net loss	$(154,960)	$(151,787)	$(202,948)
Stock-based compensation	97,485	78,372	59,504
Intangible assets amortization	519	3,352	5,597
Expenses related to a legal verdict(1)	—	(1,664)	1,586
Non-GAAP net loss	$(56,956)	$(71,727)	$(136,261)

GAAP net loss per share, basic and diluted	$(1.16)	$(1.19)	$(1.67)
Stock-based compensation	0.73	0.61	0.49
Intangible assets amortization	—	0.03	0.05
Expenses related to a legal verdict(1)	—	(0.01)	0.01
Non-GAAP net loss per share, basic and diluted	$(0.43)	$(0.56)	$(1.12)
Weighted-average shares outstanding, basic and diluted	133,932	127,469	121,240

GAAP net cash provided by (used in) operating activities	$61,822	$(1,218)	$(66,321)
Changes of restricted cash used to guarantee a letter of credit for our Redwood City headquarters	(25,000)	—	25,000
Purchases of property and equipment	(11,822)	(14,956)	(72,939)
Payments of capital lease obligations	(16,052)	(8,675)	(2,036)
Free cash flow	$8,948	$(24,849)	$(116,296)
Net cash used in investing activities	$(11,715)	$(7,572)	$(80,861)
Net cash (used in) provided by financing activities	$(19,830)	$479	$2,513

(1)	Included in general and administrative expenses in the consolidated statements of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $208.4 million as of January 31, 2018. Our cash, cash equivalents and restricted cash primarily consist of overnight deposits and certificates of deposits. All restricted cash is recorded at its estimated fair value. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

In December 2015, we entered into the December 2015 Facility, a revolving credit facility in the amount of up to $40.0 million, which was originally scheduled to mature in December 2017. The December 2015 Facility was denominated in U.S. dollars and, depending on certain conditions, each borrowing was subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit was required for the December 2015 Facility, we were eligible for the lowest interest rate if we maintained at least $40.0 million in deposits with the lender. In February 2017, we amended the December 2015 Facility to extend the maturity date to December 2018.

On November 27, 2017, we terminated the December 2015 Facility and entered into the November 2017 Facility. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of January 31, 2018, we had total debt outstanding with a carrying amount of $40.0 million which approximates fair value. A hypothetical 10% increase or decrease in interest rates after January 31, 2018 under the November 2017 Facility would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 16 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. 11 of the 16 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-USD cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses for all periods presented.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Box, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Box, Inc. (the Company) as of January 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, and stockholder’s equity and cash flows for each of the three years in the period ended January 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

San Francisco, California

March 22, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Box, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Box, Inc.’s internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Box, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Box, Inc. as of January 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, and stockholder’s equity and cash flows for each of the three years in the period ended January 31, 2018, and the related notes and our report dated March 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Francisco, California

March 22, 2018

BOX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$208,076	$177,391
Accounts receivable, net of allowance of $1,856 and $3,346	162,133	120,113
Prepaid expenses and other current assets	11,391	10,826
Deferred commissions	17,589	13,771
Total current assets	399,189	322,101
Property and equipment, net	123,977	117,176
Intangible assets, net	24	543
Goodwill	16,293	16,293
Restricted cash	350	26,781
Other long-term assets	13,733	10,780
Total assets	$553,566	$493,674
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,036	$6,658
Accrued compensation and benefits	37,707	30,415
Accrued expenses and other current liabilities	26,198	17,713
Capital lease obligations	18,844	13,748
Deferred revenue	291,902	228,656
Deferred rent	2,280	751
Total current liabilities	393,967	297,941
Debt, non-current	40,000	40,000
Capital lease obligations, non-current	26,980	21,697
Deferred revenue, non-current	29,021	13,328
Deferred rent, non-current	45,882	44,207
Other long-term liabilities	2,748	1,769
Total liabilities	538,598	418,942
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of January 31, 2018 and January 31, 2017, respectively	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized, 125,933 shares issued and outstanding as of January 31, 2018; 1,000,000 shares authorized, 67,831 shares issued and outstanding as of January 31, 2017	7	7
Class B common stock, par value $0.0001 per share; 200,000 shares authorized, 11,384 shares issued and outstanding as of January 31, 2018; 200,000 shares authorized, 62,780 shares issued and outstanding as of January 31, 2017	6	6
Additional paid-in capital	1,054,932	960,144
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive income (loss)	288	(120)
Accumulated deficit	(1,039,088)	(884,128)
Total stockholders’ equity	14,968	74,732
Total liabilities and stockholders’ equity	$553,566	$493,674

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2018	2017	2016
Revenue	$506,142	$398,605	$302,704
Cost of revenue	135,248	112,130	87,100
Gross profit	370,894	286,475	215,604
Operating expenses:
Research and development	136,791	115,928	102,500
Sales and marketing	303,319	253,020	242,184
General and administrative	84,805	68,182	71,923
Total operating expenses	524,915	437,130	416,607
Loss from operations	(154,021)	(150,655)	(201,003)
Interest expense, net	(1,013)	(896)	(1,157)
Other income (expense), net	789	678	(98)
Loss before provision for income taxes	(154,245)	(150,873)	(202,258)
Provision for income taxes	715	914	690
Net loss attributable to common stockholders	$(154,960)	$(151,787)	$(202,948)
Net loss per common share, basic and diluted	$(1.16)	$(1.19)	$(1.67)
Weighted-average shares used to compute net loss per share, basic and diluted	133,932	127,469	121,240

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended January 31,
	2018	2017	2016
Net loss	$(154,960)	$(151,787)	$(202,948)
Other comprehensive income (loss)*:
Changes in foreign currency translation adjustment	408	(37)	(26)
Net change in unrealized gain (loss) on available-for-sale investments	—	2	(2)
Other comprehensive income (loss)*:	408	(36)	(28)
Comprehensive loss**	$(154,552)	$(151,823)	$(202,976)

*	Tax effect was not material
**	Due to rounding, numbers presented may not add up precisely to totals provided.

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Class A and Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	(loss) income	Deficit	Equity
Balance as of January 31, 2015	119,655	12	798,743	(1,177)	(56)	(529,393)	268,129
Issuance of common stock upon stock option exercises	2,197	—	7,164	—	—	—	7,164
Issuance of common stock in connection with fiscal 2016 acquisitions	344	—	6,108	—	—	—	6,108
Stock-based compensation related to stock awards	—	—	59,504	—	—	—	59,504
Vesting of restricted stock units and restricted stock awards, net of shares withheld for employee payroll taxes	1,016	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units and restricted stock awards	—	—	(10,436)	—	—	—	(10,436)
Restricted stock awards granted to non-employees	11	—	—	—	—	—	—
Restricted stock awards forfeited due to termination	(13)	—	—	—	—	—	—
Vesting of shares subject to repurchase	—	—	126	—	—	—	126
Repurchase of shares	(24)	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	935	—	10,282	—	—	—	10,282
Other comprehensive loss	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	(202,948)	(202,948)
Balance as of January 31, 2016	124,121	12	871,491	(1,177)	(84)	(732,341)	137,901
Issuance of common stock upon stock option exercises	2,908	1	11,086	—	—	—	11,087
Issuance of common stock in connection with fiscal 2017 acquisitions	71	—	1,011	—	—	—	1,011
Issuance of common stock in connection with prior year acquisitions	8	—	—	—	—	—	—
Stock-based compensation related to stock awards	—	—	78,372	—	—	—	78,372
Vesting of restricted stock units and restricted stock awards, net of shares withheld for employee payroll taxes	1,987	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units and restricted stock awards	—	—	(17,552)	—	—	—	(17,552)
Common stock issued to non-employees for services rendered	8	—	—	—	—	—	—
Vesting of shares subject to repurchase	—	—	10	—	—	—	10
Common stock issued under employee stock purchase plan	1,508	—	15,726	—	—	—	15,726
Other comprehensive loss	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	(151,787)	(151,787)
Balance as of January 31, 2017	130,611	13	960,144	(1,177)	(120)	(884,128)	74,732
Issuance of common stock upon stock option exercises	2,099	—	14,558	—	—	—	14,558
Stock-based compensation related to stock awards	—	—	97,485	—	—	—	97,485
Vesting of restricted stock units and restricted stock awards, net of shares withheld for employee payroll taxes	3,008	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units and restricted stock awards	—	—	(34,776)	—	—	—	(34,776)
Common stock issued under employee stock purchase plan	1,599	—	17,521	—	—	—	17,521
Other comprehensive income	—	—	—	—	408	—	408
Net loss	—	—	—	—	—	(154,960)	(154,960)
Balance as of January 31, 2018	137,317	$13	$1,054,932	$(1,177)	$288	$(1,039,088)	$14,968

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(154,960)	$(151,787)	$(202,948)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	40,112	40,154	40,394
Stock-based compensation expense	97,485	78,372	59,504
Amortization of deferred commissions	21,476	18,260	15,816
Other	(101)	114	1,089
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(42,020)	(20,571)	(45,368)
Deferred commissions	(26,133)	(20,047)	(21,725)
Prepaid expenses, restricted cash and other assets, current and noncurrent	23,990	5,858	(25,717)
Accounts payable	6,900	(1,093)	(4,022)
Accrued expenses and other liabilities	12,930	(9,035)	17,943
Deferred rent	3,204	2,986	32,357
Deferred revenue	78,939	55,571	66,356
Net cash provided by (used in) operating activities	61,822	(1,218)	(66,321)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	—	—	(112,521)
Sales of marketable securities	—	240	78,427
Maturities of marketable securities	—	7,057	26,370
Purchases of property and equipment	(11,822)	(14,956)	(72,939)
Proceeds from sale of property and equipment	107	87	73
Acquisitions and purchases of intangible assets, net of cash acquired	—	—	(271)
Net cash used in investing activities	(11,715)	(7,572)	(80,861)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering, net of offering costs	—	—	(2,172)
Proceeds from borrowings, net of borrowing costs	39,930	(106)	39,860
Principal payments on borrowings	(40,000)	—	(40,000)
Proceeds from exercise of stock options, net of repurchases of early exercised stock options	14,538	11,086	7,015
Proceeds from issuances of common stock under employee stock purchase plan	17,521	15,726	10,282
Employee payroll taxes paid related to net share settlement of restricted stock units	(34,776)	(17,552)	(10,436)
Payments of capital lease obligations	(16,052)	(8,675)	(2,036)
Acquisition related contingent consideration	(991)	—	—
Net cash (used in) provided by financing activities	(19,830)	479	2,513
Effect of exchange rate changes on cash and cash equivalents	408	(39)	(26)
Net increase (decrease) in cash and cash equivalents	30,685	(8,350)	(144,695)
Cash and cash equivalents, beginning of period	177,391	185,741	330,436
Cash and cash equivalents, end of period	$208,076	$177,391	$185,741
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$1,936	$1,235	$1,183
Cash paid for income taxes, net of tax refunds	1,259	239	832
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued equipment purchases	4,983	(14,781)	10,766
Purchases of property and equipment under capital lease	26,431	31,849	13,138
Change in unpaid tax related to capital lease	753	1,521	—
Issuance of common stock in connection with acquisitions and purchases of intangible assets	—	1,011	6,108
Vesting of early exercised stock options and restricted stock	—	10	127
Change in unpaid deferred offering costs	—	—	(2,172)

See notes to consolidated financial statements

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

We were incorporated in the state of Washington in April 2005, and were reincorporated in the state of Delaware in March 2008. We changed our name from Box.Net, Inc. to Box, Inc. in November 2011. Box provides a leading cloud content management platform that enables organizations of all sizes to securely manage their content while allowing easy, secure access and sharing of this content from anywhere, on any device.

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

In accordance with our property and equipment policy, we review the estimated useful lives of our fixed assets on an ongoing basis. A review of this policy indicated that the actual lives of certain data center assets not acquired under capital leases were longer than previously estimated useful lives used for depreciation purposes in our financial statements. As a result, effective September 1, 2016, we changed the estimated useful lives of certain data center assets not acquired under capital leases to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of these assets, which we previously depreciated for three years, have now been increased to four years. The effect of this change in estimate to net loss and earnings per share was not material in fiscal year 2017.

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

We recognize revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;
•	the amount of fees to be paid by the customer is fixed or determinable
•	the service has been provided to the customer; and
•	the collection of fees is reasonably assured.

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

We deferred sales commissions costs of, $26.1 million, $20.0 million and 21.7 million during the years ended January 31, 2018, 2017 and 2016, respectively, and amortized $21.5 million, $18.3 million and 15.8 million of deferred commissions during the same periods respectively.

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

We sell to a broad range of customers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are reasonably assured based on the size, industry diversification, financial condition and past transaction history of our customers. As of January 31, 2018, one customer accounted for more than 10% of total accounts receivable. As of January 31. 2017, two customers accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue in any of the years ended January 31, 2018, 2017 and 2016.

We serve our customers and users from datacenter facilities operated by third parties. In order to reduce the risk of down time of our subscription services, we have established datacenters and third-party cloud computing and hosting providers in various locations in the United States and abroad. We have internal procedures to restore services in the event of disaster at any one of our current datacenter facilities. Even with these procedures for disaster recovery in place, our cloud services could be significantly interrupted during the implementation of the procedures to restore services.

Geographic Locations

For the years ended January 31, 2018, 2017 and 2016, revenue attributed to the United States was 78%, 82% and 82%, respectively. No other country outside of the United States comprised 10% or greater of our revenue for the years ended January 31, 2018, 2017 and 2016.

Substantially all of our net assets are located in the United States. As of January 31, 2018 and 2017, property and equipment located in the United States was approximately 95% and 99.7%, respectively.

Foreign Currency Translation and Transactions

The functional currency of our principal foreign subsidiaries is generally the U.S. dollar. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars for those entities that do not have U.S. dollars as their functional currency are recorded as part of a separate component of the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in the consolidated statements of operations for the period. Monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Translation adjustments at the balance sheet dates were not material. Transaction gains and losses recognized were not material for all periods presented.

Cash and Cash Equivalents

We consider all highly liquid investments with an initial maturity of 90 days or less at the date of purchase to be cash equivalents. We maintain such funds in overnight cash deposits.

Restricted Cash

Restricted cash is comprised of certificates of deposits primarily related to our leases. These restricted cash balances have been excluded from our cash and cash equivalents balance and is classified as restricted cash on our consolidated balance sheets. The amount of restricted cash as of January 31, 2018 and 2017 was $0.4 million and $26.8 million, respectively, which was classified as non-current.

Marketable Securities

Our marketable securities consist of short-term, investment-grade corporate debt and asset-backed securities. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. As of January 31, 2018 and 2017, we had no marketable securities in our investment portfolio. We do not have any gross realized gains and losses on marketable securities for the years ended January 31, 2018 and 2017, and the gross realized gains and losses on marketable securities were not material for the year ended January 31, 2016.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to four years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation commences once the asset is placed in service. Construction in progress is primarily related to the construction or development of property and equipment which have not yet been placed in service for their intended use.

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

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charge during the years presented.

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of our single reporting unit with its carrying amount. If the carrying amount exceeds its fair value, no further analysis is required; otherwise, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. No impairment of goodwill has been identified during the years presented.

Acquired finite-lived intangible assets are typically amortized over the estimated useful lives of the assets, which is generally two to seven years. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any such impairment charge during the years presented.

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

Research and Development Costs

Research and development costs include personnel costs, including stock-based compensation expense, associated with our engineering personnel and consultants responsible for the design, development and testing of the product, depreciation of equipment used in research and development and allocated overhead for facilities, information technology, and employee benefit costs. Research and development costs are expensed as incurred.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the years ended January 31, 2018, 2017 and 2016 were $32.1 million, $28.1 million and $28.5 million, respectively.

Stock-Based Compensation

We determine the fair value of stock options and purchase rights issued to employees under our 2015 Equity Incentive Plan (2015 Plan) and 2015 Employee Stock Purchase Plan (2015 ESPP), on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected common stock price volatility over the term of the awards, the expected term of the awards, risk-free interest rates and the expected dividend yield. We use the market closing price of our Class A common stock as reported on the New York Stock Exchange for the fair value of restricted stock units and restricted stock granted after our IPO.

We recognize compensation expense for stock options, restricted stock units and restricted stock, net of estimated forfeitures, on a straight-line basis over the period during which an employee is required to provide services in exchange for the award (generally the vesting period of the award). We estimate future forfeitures at the date of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize compensation expense of purchase rights granted under our 2015 ESPP on a straight-line basis over the offering period.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the temporary differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in income tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts we believe are more likely than not to be realized.

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

Recently Adopted Accounting Pronouncements in Fiscal Year 2018

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

We elected to early adopt ASU 2107-04 during the second quarter of fiscal year 2018. The adoption of this ASU had no impact on our consolidated financial statements. We expect that adoption of this ASU will simplify the evaluation and recording of goodwill impairment charges, if any.

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

We elected to early adopt ASU 2016-15 during the second quarter of fiscal year 2018. The new standard requires application using a retrospective transition method. We have evaluated the impact on a quantitative and qualitative basis and concluded it was not material to any of our prior periods presented.

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

We adopted ASU 2016-09 during the first quarter of fiscal year 2018. As required by the standard, excess tax benefits recognized on stock-based compensation expense were prospectively reflected in our consolidated statements of income as a component of the provision for income taxes rather than on the consolidated balance sheet as a paid-in capital. Included in our net operating loss and research and development tax credit carryforwards as of January 31, 2018 are approximately $25.1 million of excess tax benefits from employee stock option exercises, for which we have not realized a deferred tax asset since it is fully offset by a valuation allowance, resulting in no impact to our consolidated financial statements including any cumulative effect to accumulated deficit from previously unrecognized excess tax benefits. Our policy has been to classify cash flows related to excess tax benefits as part of operating activities and cash payments made on employee’s behalf for withheld shares as part of financing activities, and thus, the adoption of this standard had no effect on our consolidated statements of cash flows. Further, we did not elect an accounting policy change to record forfeitures as they occur and thus will continue to estimate the number of forfeitures expected to occur. Other amendments in the guidance did not impact our consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 and its related amendments regarding ASC Topic 606, Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of incremental costs related to obtaining customer contracts. The standard will be effective for us beginning February 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We decided to adopt the standard using the modified retrospective method. This approach will be applied to contracts that are not completed as of February 1, 2018 and their corresponding incremental costs of obtaining a contract, which will result in a cumulative effect adjustment.

The adoption of this ASU will primarily impact our capitalization and amortization of incremental costs of obtaining a contract, the timing of our revenue recognition for certain sales contracts, and disclosures. The quantitative ranges provided below are estimates of the expected effects of our adoption of ASC Topic 606. These ranges represent management’s best estimates of the effects of adopting ASC Topic 606 at the time of the preparation of this Annual Report on Form 10-K. The actual impact of ASC Topic 606 is subject to change from these estimates and such change may be significant, pending remaining final steps in the completion of our assessment.

Costs to Obtain a Contract

Under ASC Topic 606, we will capitalize costs based on the definition of incremental costs of obtaining a contract and commence amortization upon the transfer of services to the customer. Such costs will be amortized over a longer period than we had previously amortized in order to align to an estimated expected benefit period under ASC Topic 606 of five years. We expect the new commissions policy will have a material impact on our opening balance sheet as of February 1, 2018, resulting in a decrease of the accumulated deficit by approximately $28 million to $30 million and a corresponding increase to deferred commissions.

Revenue Recognition

There will be a change in the timing of revenue recognition for certain sales contracts due primarily to the removal of the current limitation on contingent revenue. The new revenue recognition policy will have a material impact on our opening balance sheet as of February 1, 2018 resulting in a decrease to accumulated deficit of $9 million to $11 million with a corresponding decrease to deferred revenue of approximately $9 million to $11 million and a corresponding increase to contract asset by less than $1 million.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. As of January 31, 2018 and January 31, 2017, we had $0.4 million and $26.8 million in restricted cash, respectively. Restricted cash consists of certificates of deposits related to our leases. The new standard is effective for us beginning February 1, 2018. The new standard should be applied using a retrospective transition method to each period presented. The adoption of ASU 2016-18 will have a material impact on our consolidated statement of cash flows and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to record most leases on their balance sheet while recognizing expense in a manner similar to current lease accounting guidance. The new accounting guidance is effective for us beginning February 1, 2019, with early adoption permitted. The new standard should be applied using a modified retrospective approach. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

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

Note 3. Fair Value Measurements

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

We measure our restricted cash at fair value on a recurring basis. We classify this asset within Level 1 or Level 2 because they are valued using either quoted market prices for identical assets or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. We had restricted cash in the form of certificates of deposits of $0.4 million and $26.8 million as of January 31, 2018 and January 31, 2017, respectively, classified within Level 2.

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31,
	2018	2017
Prepaid expenses	$8,494	$9,256
Other current assets	2,897	1,570
Total prepaid expenses and other current assets	$11,391	$10,826

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	January 31,
	2018	2017
Servers and related equipment	$170,422	$143,219
Leasehold improvements	72,599	64,379
Computer hardware and software	14,558	11,373
Furniture and fixtures	14,254	12,824
Construction in progress	7,348	5,882
Total property and equipment	279,181	237,677
Less: accumulated depreciation	(155,204)	(120,501)
Total property and equipment, net	$123,977	$117,176

As of January 31, 2018, the gross carrying amount of property and equipment includes $74.7 million of servers and related equipment and $3.7 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $29.1 million. As of January 31, 2017, the gross carrying amount of property and equipment includes $43.2 million of servers and related equipment and $5.6 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $10.4 million.

Depreciation expense related to property and equipment was $39.5 million, $36.8 million and $34.8 million for the years ended January 31, 2018, 2017 and 2016, respectively. Included in these amounts were depreciation expense for servers and related equipment acquired under capital leases in the amount of $18.8 million, $7.9 million and $2.3 million, for the same periods respectively. Construction in progress may include servers, networking equipment and storage infrastructure being provisioned in our datacenter facilities. In addition, the amounts of interest capitalized to property and equipment were $29,000, $27,000 and $400,000 for the years ended January 31, 2018, 2017 and 2016, respectively.

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	January 31,
	2018	2017
Deferred commissions, noncurrent	$8,330	$7,491
Deposits, noncurrent	2,934	1,564
Other assets, noncurrent	2,469	1,725
Other long-term assets	$13,733	$10,780

Note 5. Acquisition

Fiscal 2018 Acquisitions

During the year ended January 31, 2018, we made no acquisitions.

Fiscal 2017 Acquisitions

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

Results of operations for this acquisition have been included in our consolidated statements of operations since the acquisition dates and were not material. Pro forma results of operations for this acquisition have not been presented because it was also not material to the consolidated results of operations.

Note 6. Goodwill and Intangible Assets

There were no goodwill activities during the year ended January 31, 2018. Goodwill activity for the year ended January 31, 2017 is reflected in the following table (in thousands):

Balance as of January 31, 2016	$14,301
Goodwill acquired—Wagon	1,992
Balance as of January 31, 2017	16,293

Intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (1)		Gross Value	Accumulated Amortization	Net Carrying Value
January 31, 2018
Developed technology	2.5	years	$14,273	$(14,273)	$—
Trade name and other	6.9	years	1,201	(1,177)	24
Intangibles, net			$15,474	$(15,450)	$24

January 31, 2017
Developed technology	2.5	years	$14,273	$(13,908)	$365
Trade name and other	6.9	years	1,201	(1,023)	178
Intangibles, net			$15,474	$(14,931)	$543

(1)	From the date of acquisition

Intangible amortization expense was $0.5 million, $3.4 million and $5.6 million for the years ended January 31, 2018, 2017 and 2016, respectively. Amortization of acquired technology is included in cost of revenue and amortization for trade names is included in general and administrative expenses in the consolidated statements of operations. As of January 31, 2018, expected amortization expense for intangible assets for each of the next five years and thereafter was not material.

Note 7. Commitments and Contingencies

Letters of Credit

As of January 31, 2018, we had letters of credit in the aggregate amount of $26.4 million, in connection with our operating leases, which were primarily issued under the available sublimit of $30.0 million in conjunction with a secured credit agreement entered on November 27, 2017 (November 2017 Facility). Refer to Note 8 for additional details related to the November 2017 Facility.

As of January 31, 2017, we had letters of credit in the aggregate amount of $26.8 million in connection with our operating leases, which were primarily collateralized by certificates of deposits.

Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and datacenters with lease periods expiring between fiscal year 2019 and 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.

We also entered into various capital lease arrangements to obtain servers and related equipment for our operations. These agreements are typically for three to four years. The leases are secured by the underlying leased servers and related equipment.

As of January 31, 2018, future minimum lease payments under non-cancellable capital and operating leases are as follows (in thousands):

Years ending January 31:	Capital Leases	Operating Leases, net of Sublease Income
2019	$19,748	$27,012
2020	14,046	30,950
2021	10,429	32,775
2022	3,219	30,434
2023	—	24,204
Thereafter	—	138,545
Total minimum lease payments	$47,442	$283,920
Less: amount representing interest	(1,618)
Present value of minimum lease payments	$45,824

In fiscal years 2018 and 2017, we subleased certain floors of our Redwood City headquarters and one floor of our office in San Francisco. These subleases have terms ranging from 19 to 49 months that will expire at various dates by fiscal year 2022. Non-cancellable sublease proceeds for the years ending January 31, 2019, 2020, 2021 and 2022 of $7.6 million, $3.6 million, $2.7 million and $0.6 million, respectively, are included in the table above.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. We did not have material asset retirement obligations as of January 31, 2018 and January 31, 2017. In addition, sufficient information did not exist as of January 31, 2018 to reasonably estimate the fair value of asset retirement obligations for the Tokyo office lease.

We recognize rent expense under our operating leases on a straight-line basis. Rent expense totaled $28.7 million, $18.5 million and $20.9 million, net of sublease income of $7.4 million, $6.8 million and $1.3 million for the years ended January 31, 2018, 2017 and 2016, respectively.

Purchase Obligations

As of January 31, 2018, future payments under non-cancellable contractual purchases, which relate primarily to datacenter operations and sales and marketing activities, are as follows (in thousands):

Years ending January 31:
2019	30,010
2020	27,410
2021	3,153
2022	256
$60,829

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

In addition to the litigation discussed above, from time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of January 31, 2018.

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

Note 8. Debt

Line of Credit

In December 2015, we entered into a revolving credit facility (December 2015 Facility), which provided for a revolving loan facility in the amount of up to $40.0 million originally maturing in December 2017. In February 2017, we amended the December 2015 Facility to extend the maturity date to December 2018.

The December 2015 Facility was denominated in U.S. dollars and, depending on certain conditions, each borrowing was subject to a floating interest rate equal to either the prime rate plus a spread of 0.25% to 2.75% or a reserve adjusted LIBOR rate (based on one, three or six-month interest periods) plus a spread of 1.25% to 3.75%. Although no minimum deposit was required for the December 2015 Facility, we were eligible for the lowest interest rate if we maintained at least $40.0 million in deposits with the lender.  In addition, there was an annual fee of 0.2% on the total commitment amount.  At closing, we drew $40.0 million at 1.82% (six month LIBOR plus 1.25%) which we used to repay the outstanding principal balance under our secured revolving credit facility entered in August 2013. Borrowings under the December 2015 Facility were collateralized by substantially all of our assets in the United States. It also contained various covenants, including covenants related to the delivery of financial and other information, the maintenance of quarterly financial covenants, as well as customary limitations on dispositions, mergers or consolidations and other corporate activities. As of January 31, 2017, we were in compliance with all financial covenants.

On November 27, 2017, we paid in full all amounts outstanding under the December 2015 Facility, including the outstanding principal balance of $40.0 million, and terminated the December 2015 Facility and all related loan and collateral documents, in conjunction with entering into the November 2017 Facility with a different lender with a maturity date of November 27, 2020.

The November 2017 Facility provides for an $85.0 million revolving credit facility, with a sublimit of $30.0 million available for the issuance of letters of credit. The proceeds of the revolving loans may be used for general corporate purposes. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.  Interest on the revolving loans is payable quarterly in arrears with respect to loans based on the prime rate and at the end of an interest period in the case of loans based on the LIBOR rate (or at each three-month interval if the interest period is longer than three months).  Borrowings under the November 2017 Facility are collateralized by substantially all of our assets. The November 2017 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement.  Additionally, the November 2017 Facility contains customary affirmative and negative covenants, including covenants limiting our, and our subsidiaries’, ability to, among other things, grant liens, incur debt, pay dividends or distributions on the capital stock, effect certain mergers, make investments, dispose of assets and enter into transactions with affiliates, in each case subject to customary exceptions for a credit facility of the size and type of the November 2017 Facility.

On November 29, 2017, the restrictions on our certificates of deposits that previously collateralized existing letters of credit were released as the letters of credit were included under the November 2017 Facility letter of credit sublimit. As such, we released $26.1 million from restricted cash to cash and cash equivalents. Refer to Note 8 for additional details on the letters of credit and Note 3 for additional details on restricted cash in the form of certificates of deposits.

As of January 31, 2018, we were in compliance with all financial covenants.

In connection with the above credit facilities, we incurred interest expense, net of capitalized interest costs, of $1.0 million, $0.9 million and $1.9 million during the years ended January 31, 2018, 2017 and 2016, respectively. During the same periods, we capitalized $29,000, $27,000 and $400,000 of interest costs. Interest expense in connection with the above credit facilities may include interest charges for our line of credit, amortization of issuance costs, and unused commitment fees on our line of credit.

Note 9. Common Stock and Stockholders’ Equity

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
•

established that shares of our Class B common stock are voluntarily convertible into shares of our Class A common stock at the option of the holder, generally automatically convertible into shares of our Class A common stock upon transfer, and all outstanding shares of our Class B common stock will automatically convert into shares of our Class A common stock once the aggregate number of shares of our Class B common stock represents less than 5% of the then outstanding shares of Class A and Class B common stock.

Our Class A and Class B common stock are referred to as common stock throughout the notes to these financial statements, unless otherwise noted.

As of January 31, 2018 and 2017, we held an aggregate of 3,052,953 shares of common stock as treasury stock.

Note 10. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our IPO. A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Twenty-five percent of each grant of stock options and restricted stock units generally vest one year from the vesting commencement date and continue to vest (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter. As of January 31, 2018, 16,772,606 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of January 31, 2018, 2,202,188 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2016	15,634,518	$6.92	7.12	$82,541
Options granted	1,018,136	13.88
Option exercised	(2,908,077)	3.81
Options forfeited/cancelled	(1,425,777)	13.68
Balance as of January 31, 2017	12,318,800	$7.44	6.42	$119,606
Options granted	1,533,056	17.46
Option exercised	(2,098,726)	6.94
Options forfeited/cancelled	(910,010)	15.03
Balance as of January 31, 2018	10,843,120	$8.32	5.74	$150,922
Vested and expected to vest as of January 31, 2018	10,750,742	$8.26	5.71	$150,334
Exercisable as of January 31, 2018	8,703,037	$6.46	5.07	$137,306

The aggregate intrinsic value of options vested and expected to vest and exercisable as of January 31, 2018 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the years ended January 31, 2018, 2017 and 2016 was $25.6 million, $26.9 million and $24.8 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the years ended January 31, 2018, 2017 and 2016 was $9.0 million, $15.2 million and $16.7 million, respectively. The weighted-average grant date fair value of options granted to employees during the years ended January 31, 2018, 2017 and 2016 was $7.04, $5.77 and $6.72 per share, respectively.

As of January 31, 2018, there was $11.5 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.48 years.

In April 2017, the compensation committee of our board of directors approved and granted 475,000 performance-based stock options under the 2015 Plan to certain executive officers where vesting is subject to both the continued employment of the participant and the achievement of market-based performance goals established by the compensation committee. Subject to the achievement of the performance goals, 25% of the performance-based options vest one year from the vesting commencement date, and 1/48th continue to vest each month thereafter. The grant date fair value of these awards was determined using a Monte Carlo valuation model. As of January 31, 2018, these market-based performance goals were not met. During the year ended January 31, 2018, 250,000 performance-based stock options were forfeited in connection with a participant’s resignation of employment.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2016	8,204,968	$15.54
Granted	9,078,555	14.15
Vested, net of shares withheld for employee payroll taxes	(1,994,363)	15.33
Forfeited/cancelled	(3,466,844)	14.97
Unvested balance - January 31, 2017	11,822,316	$14.67
Granted	7,807,240	18.11
Vested, net of shares withheld for employee payroll taxes	(3,007,876)	14.68
Forfeited/cancelled	(2,002,428)	15.24
Unvested balance - January 31, 2018	14,619,252	$16.42

As of January 31, 2018, there was $186.2 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.84 years.

2015 ESPP and Other

As of January 31, 2018, there was $6.3 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended
	January 31,
	2018	2017	2016
Cost of revenue	$10,742	$7,882	$4,664
Research and development	37,733	30,796	24,696
Sales and marketing	31,742	26,142	19,530
General and administrative	17,268	13,552	10,614
Total stock-based compensation	$97,485	$78,372	$59,504

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Year Ended
	January 31,
	2018			2017			2016
Employee Stock Options
Expected term (in years)	5.5	–	6.1	5.5	–	6.0	5.5	–	6.1
Risk-free interest rate	1.8%	–	2.1%	1.3%	–	2.0%	1.5%	–	1.9%
Volatility	38%	–	40%	40%	–	43%	42%	–	44%
Dividend yield			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	–	2.0	0.5	–	2.0	0.5	–	2.0
Risk-free interest rate	0.9%	–	1.4%	0.5%	–	0.9%	0.2%	–	0.8%
Volatility	28%	–	43%	39%	–	60%	33%	–	41%
Dividend yield			0%			0%			0%

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

Expected Volatility. Since we do not have sufficient trading history of our common stock to estimate the expected volatility of the stock option grants, we determine the expected volatility of the stock option grants based on the historical stock volatilities of several unrelated public companies within the same industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock option grants. We estimated the expected volatility of 2015 ESPP purchase rights based on the historical volatility of our common stock.

Risk-free Interest Rate. The risk-free rate that we use is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options and 2015 ESPP purchase rights.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended January 31,
	2018		2017		2016
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(115,847)	$(39,113)	$(64,771)	$(87,016)	$(49,448)	$(153,500)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	100,127	33,805	54,394	73,075	29,540	91,700
Net loss per share—basic and diluted	$(1.16)	$(1.16)	$(1.19)	$(1.19)	$(1.67)	$(1.67)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended January 31,
	2018	2017	2016
Options to purchase common stock	11,971	13,550	16,654
Restricted stock units	13,369	10,121	7,233
Employee stock purchase plan	1,624	2,090	3,944
Repurchasable shares from early-exercised options and unvested restricted stock	98	324	551
Contingently issuable common stock	3	77	115
	27,065	26,162	28,497

Note 12. Income Taxes

The components of loss before provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2018	2017	2016
United States	$(107,701)	$(115,640)	$(155,794)
Foreign	(46,544)	(35,233)	(46,464)
Total	$(154,245)	$(150,873)	$(202,258)

The components of the provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2018	2017	2016
Current:
Federal	$(430)	$26	$29
State	75	122	146
Foreign	1,426	770	298
Total	$1,071	$918	$473
Deferred:
Federal	$(134)	$96	$61
State	18	—	—
Foreign	(240)	(100)	156
Total	$(356)	$(4)	$217
Provision for income taxes	$715	$914	$690

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act reduces the U.S. federal corporate tax rate from 34% to 21%, imposes a one-time repatriation tax, and numerous other provisions transitioning to a territorial system.

As a result of the Tax Act, the corporate tax rate changed from 34% to 21% effective January 1, 2018. For the fiscal year ended January 31, 2018, we are subject to a blended rate of 32.92%, determined based on the number of days before and after the effective date of the new corporate tax rate. The items accounting for the difference between income taxes computed at the federal statutory income tax rate of 32.92% and the provision for income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2018	2017	2016
Tax benefit at federal statutory rate	$(50,772)	$(51,297)	$(68,767)
State taxes, net of federal benefit	(7,803)	(7,778)	(8,799)
Foreign rate difference	7,988	7,363	6,744
Nondeductible expenses	689	594	429
Research and development credit	(3,967)	(3,607)	(3,533)
Stock-based compensation	(4,148)	6,451	6,214
Change in reserve for unrecognized tax benefits	3,537	3,634	3,562
Other	(383)	97	61
Change in valuation allowance, including the effect of tax rate change	(34,119)	45,457	64,779
Effect of tax rate change on deferred tax assets	89,693	—	—
Total provision for income taxes	$715	$914	$690

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$210,143	$227,023
Accruals and reserves	17,433	23,960
Stock-based compensation	11,673	13,304
Depreciation and amortization	5,809	7,513
Tax credit carryover	4,325	4,002
Acquired intangible assets	597	811
Total deferred tax assets	249,980	276,613
Valuation allowance	(249,359)	(276,392)
Total deferred tax assets, net of valuation allowance	621	221
Deferred tax liabilities:
Goodwill with indefinite life amortization	(191)	(157)
Total deferred tax liabilities	(191)	(157)
Net deferred tax assets	$430	$64

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, we have established a full valuation allowance against our U.S. and United Kingdom deferred tax assets to the extent they are not offset by liabilities from uncertain tax positions based on our history of losses. The valuation allowance decreased by $27.0 million and increased by $44.2 million, respectively, during the years ended January 31, 2018 and 2017.

Under the Tax Act, NOLs generated for tax years ending after December 31, 2017, will have an indefinite carryforward period. In light of the Tax Act, we have assessed and believe that, it is more likely than not, that the NOLs generated for the fiscal year ended January 31, 2018, in the U.S. will be realized to the extent of future reversal of taxable temporary difference associated with indefinite-lived intangible assets.

Based on provisions of the Tax Act, we remeasured the deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. Accordingly, we recorded a provisional tax expense of $89.7 million associated with the remeasurement of our deferred tax balances. However, as we recognize a valuation allowance on deferred tax assets if it is more likely than not that the assets will not be realized in future years, there is no impact to the effective tax rate, as any change to deferred taxes are offset by the valuation allowance.

The one-time repatriation tax is based on our post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. Due to the ability to offset positive accumulated foreign earnings with existing accumulated foreign deficits, our provisional estimate of the one-time repatriation tax did not result in additional income tax expense.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities Exchange Commission has issued SAB 118 that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the year ending January 31, 2019.

As of January 31, 2018, we had federal, state and foreign net operating loss carryforwards of $624.7 million, $613.7 million and $214.7 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards generated prior to fiscal year 2018 will expire at various dates beginning in 2025, if not utilized. The state net operating loss carryforwards will expire at various dates beginning in 2028, if not utilized. The foreign net operating loss carryforwards do not expire. In addition, as of January 31, 2018, we had federal and state research and development tax credit carryforwards of $18.2 million and $20.8 million, respectively. The federal research and development tax credit carryforwards will expire beginning in 2025 if not utilized. The state research and development tax credit carryforwards do not expire.

Utilization of the federal and state NOLs may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	Year Ended January 31,
	2018	2017	2016
Unrecognized tax benefits—beginning of period	$28,644	$20,656	$13,607
Reductions for tax positions related to prior year	(971)	—	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(337)	—	—
Additions for tax positions related to prior year	—	447	238
Additions for tax positions related to current year	8,858	7,541	6,811
Unrecognized tax benefits—end of period	$36,194	$28,644	$20,656

The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of January 31, 2018, 2017 and 2016. We do not expect our gross unrecognized tax benefits to change significantly over the next 12 months.

Our policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of our income tax provision. Interest and penalties were not significant during the years ended January 31, 2018, 2017 and 2016.

We file tax returns in the United States for federal, California, and other states. All tax years remain open to examination for both federal and state purposes as a result of our net operating loss and credit carryforwards. We began to file foreign tax returns in the United Kingdom starting with the year ended January 31, 2013, in France, Germany, and Japan starting with the year ended January 31, 2014, in Canada starting with the year ended January 31, 2015 and in Australia, Sweden, and Netherlands starting with the year ended January 31, 2016. Certain tax years remain open to examination.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2018. The effectiveness of our internal control over financial reporting as of January 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 annual meeting of stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended January 31, 2018, and is incorporated in this Annual Report on Form 10-K by reference.

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

(3) Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Box, Inc., as amended	8-K	001-36805	3.1	June 23, 2017

3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-36805	3.2	March 30, 2015

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194767	4.1	July 7, 2014

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of July 7, 2014.	S-1/A	333-194767	4.2	July 7, 2014

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194767	10.1	July 7, 2014

10.2*	Box, Inc. 2015 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.2	January 9, 2015

10.3*	Box, Inc. 2015 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-194767	10.3	January 9, 2015

10.4*	Box, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.4	January 9, 2015

10.5*	Box, Inc. 2006 Stock Incentive Plan and related form agreements.	S-1/A	333-194767	10.5	January 9, 2015

10.6*	Box, Inc. Executive Incentive Plan.	S-1/A	333-194767	10.6	July 7, 2014

10.7*	Box, Inc. Outside Director Compensation Policy.	10-Q	001-36805	10.1	June 12, 2015

10.8*	Form of Change in Control and Severance Agreement between the Registrant and each of Aaron Levie, Dan Levin and Dylan Smith.	S-1/A	333-194767	10.7	December 10, 2014

10.9*	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1/A	333-194767	10.7A	December 10, 2014

10.10*	Offer Letter between the Registrant and Aaron Levie, dated as of December 19, 2014.	S-1/A	333-194767	10.8	January 9, 2015

10.11*	Offer Letter between the Registrant and Dylan Smith, dated as of December 19, 2014.	S-1/A	333-194767	10.10	January 9, 2015

10.12*	Offer Letter between the Registrant and Peter McGoff, dated as of December 19, 2014.	S-1/A	333-194767	10.11	January 9, 2015

10.13☐	Master License and Service Agreement between the Registrant and CoreSite, L.P., dated as of March 17, 2008.	S-1/A	333-194767	10.15	July 7, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.14	Master Service Agreement between the Registrant and Equinix Operating Co., Inc., dated as of April 29, 2008.	S-1	333-194767	10.16	March 24, 2014

10.15	Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of December 20, 2011.	S-1	333-194767	10.17	March 24, 2014

10.16	Office Lease between the Registrant and Redwood City Partners, LLC, dated as of September 15, 2014.	S-1/A	333-194767	10.18	January 9, 2015

10.17☐	Master License and Service Agreement by and among the Registrant and entities affiliated with CoreSite, dated as of December 18, 2015.	10-Q	001-36805	10.1	December 8, 2016

10.18☐	Wholesale Datacenter Lease by and between the Registrant and Vantage Data Centers, dated as of July 27, 2016.	10-Q	001-36805	10.2	December 8, 2016

10.19☐	Wholesale Datacenter Lease by and between the Registrant and Vantage Data Centers, dated as of July 27, 2016.	10-Q	001-36805	10.3	December 8, 2016

10.20*	Offer Letter between Box, Inc. and Stephanie Carullo, dated July 7, 2017.	8-K	001-36805	10.1	July 12, 2017

10.21*	Transition Employment Letter between Box, Inc. and Dan Levin, dated July 11, 2017.	8-K	001-36805	10.2	July 12, 2017

10.22*	Credit Agreement, dated as of November 27, 2017, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	November 29, 2017

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
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

Date: March 22, 2018

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Aaron Levie, Dylan Smith, and Peter McGoff, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Aaron Levie	Chairman and Chief Executive Officer (Principal Executive Officer)	March 22, 2018
Aaron Levie

/s/ Dylan Smith	Chief Financial Officer and Director (Principal Financial Officer)	March 22, 2018
Dylan Smith

/s/ Jeff Mannie	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 22, 2018
Jeff Mannie

/s/ Dana Evan	Director	March 22, 2018
Dana Evan

/s/ Steven Krausz	Director	March 22, 2018
Steven Krausz

/s/ Dan Levin	Director	March 22, 2018
Dan Levin

/s/ Rory O’Driscoll	Director	March 22, 2018
Rory O’Driscoll

/s/ Gary Reiner	Director	March 22, 2018
Gary Reiner

/s/ Josh Stein	Director	March 22, 2018
Josh Stein