Form 10-Q
period 2018-04-30
BOX INC
filed 2018-06-08
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 31, 2018, the number of shares of the registrant’s Class A common stock outstanding was 131,764,530 and the number of shares of the registrant’s Class B common stock outstanding was 8,383,930.

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

•	our ability to expand internationally;
•	expectations about competition and its effect in our market and our ability to compete;
•	the effects of seasonal trends on our operating results;
•	use of non-GAAP financial measures;
•	our belief regarding the sufficiency of our cash, cash equivalents and our credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months;
•	our expectations concerning relationships with third parties;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to realize the anticipated benefits of our partnerships with third parties;
•	the effects of new policies, taxes and regulations on our business;
•	management’s plans, beliefs and objectives, including the importance of our brand and culture on our business;
•	our ability to maintain, protect and enhance our brand and intellectual property; and
•	future acquisitions of or investments in complementary companies, products, services or technologies and our ability to successfully integrate such companies or assets.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 30,	January 31,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$217,116	$208,076
Accounts receivable, net of allowance of $1,867 and $1,856	91,025	162,133
Prepaid expenses and other current assets	17,575	11,391
Deferred commissions	15,091	17,589
Total current assets	340,807	399,189
Property and equipment, net	124,518	123,977
Intangible assets, net	10	24
Goodwill	16,293	16,293
Restricted cash	350	350
Deferred commissions, non-current	41,275	8,330
Other long-term assets	5,226	5,403
Total assets	$528,479	$553,566
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,485	$17,036
Accrued compensation and benefits	16,488	37,707
Accrued expenses and other current liabilities	22,341	26,198
Capital lease obligations	20,421	18,844
Deferred revenue	264,427	291,902
Deferred rent	2,589	2,280
Total current liabilities	340,751	393,967
Debt, non-current	40,000	40,000
Capital lease obligations, non-current	29,941	26,980
Deferred revenue, non-current	22,522	29,021
Deferred rent, non-current	45,616	45,882
Other long-term liabilities	3,034	2,748
Total liabilities	481,864	538,598
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of April 30 (unaudited) and January 31, 2018	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 128,865 shares (unaudited) and 125,933 shares issued and outstanding as of April 30 and January 31, 2018, respectively	8	7
Class B common stock, par value $0.0001 per share; 200,000 shares authorized; 11,110 shares (unaudited) and 11,384 shares issued and outstanding as of April 30 and January 31, 2018, respectively	5	6
Additional paid-in capital	1,083,538	1,054,932
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive income	164	288
Accumulated deficit	(1,035,923)	(1,039,088)
Total stockholders’ equity	46,615	14,968
Total liabilities and stockholders’ equity	$528,479	$553,566

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	April 30,
	2018	2017
Revenue	$140,507	$117,222
Cost of revenue	39,068	32,723
Gross profit	101,439	84,499
Operating expenses:
Research and development	38,248	33,534
Sales and marketing	76,998	70,663
General and administrative	22,053	20,281
Total operating expenses	137,299	124,478
Loss from operations	(35,860)	(39,979)
Interest expense, net	(70)	(279)
Other (loss) income, net	(343)	16
Loss before provision (benefit) for income taxes	(36,273)	(40,242)
Provision (benefit) for income taxes	364	(156)
Net loss	$(36,637)	$(40,086)
Net loss per common share, basic and diluted	$(0.26)	$(0.30)
Weighted-average shares used to compute net loss per share, basic and diluted	138,524	131,469

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended
	April 30,
	2018	2017
Net loss	$(36,637)	$(40,086)
Other comprehensive (loss) income*:
Changes in foreign currency translation adjustment	(124)	29
Other comprehensive (loss) income*:	(124)	29
Comprehensive loss	$(36,761)	$(40,057)

*	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	April 30,
	2018	2017 (as adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,637)	$(40,086)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,395	9,572
Stock-based compensation expense	26,613	22,946
Amortization of deferred commissions	3,675	4,990
Other	(21)	22
Changes in operating assets and liabilities:
Accounts receivable, net	71,690	37,346
Deferred commissions	(4,716)	(2,784)
Prepaid expenses and other assets	(5,200)	(2,541)
Accounts payable	475	7,182
Accrued expenses and other liabilities	(24,717)	(10,967)
Deferred rent	43	530
Deferred revenue	(24,160)	(17,669)
Net cash provided by operating activities	18,440	8,541
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,040)	(784)
Proceeds from sale of property and equipment	1	27
Net cash used in investing activities	(4,039)	(757)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,362	2,456
Proceeds from issuances of common stock under employee stock purchase plan	11,846	8,881
Employee payroll taxes paid related to net share settlement of restricted stock units	(13,295)	(9,114)
Payments of capital lease obligations	(7,150)	(3,736)
Net cash used in financing activities	(5,237)	(1,513)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(124)	29
Net increase in cash, cash equivalents, and restricted cash	9,040	6,300
Cash, cash equivalents, and restricted cash, beginning of period	208,426	204,172
Cash, cash equivalents, and restricted cash, end of period	$217,466	$210,472
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$585	$423
Cash paid for income taxes, net of tax refunds	861	545
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued equipment purchases	$(2,568)	$(1,164)
Purchases of property and equipment under capital lease	10,056	9,709
Change in unpaid tax related to capital lease	85	235
Timing of settlement of stock options exercise	1,007	—
CASH, CASH EQUIVALENT AND RESTRICTED CASH INFORMATION:
Cash and cash equivalents, beginning of period	$208,076	$177,391
Restricted cash, beginning of period	350	26,781
Cash, cash equivalents, and restricted cash, beginning of period	$208,426	$204,172
Cash and cash equivalents, end of period	$217,116	$183,691
Restricted cash, end of period	350	26,781
Cash, cash equivalents, and restricted cash, end of period	$217,466	$210,472

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2018 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three months ended April 30, 2018 and 2017, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2018 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2018. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. Other than items discussed under Recently Adopted Accounting Pronouncements and Summary of Significant Accounting Policies, there have been no other material changes to our critical accounting policies and estimates during the three months ended April 30, 2018 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of April 30, 2018, and our results of operations, including our comprehensive loss, and our cash flows for the three months ended April 30, 2018 and 2017. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2018 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2019.

Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income or net income.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of the allowance for accounts receivable, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, estimate of standalone selling price allocation included in contracts with multiple performance obligations, the estimated expected benefit period for deferred commissions, fair values of stock-based awards, legal contingencies, and the provision for income taxes, including related reserves, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed federally insured limits.

We sell to a broad range of customers, including resellers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are reasonably assured based on the size, industry diversification, financial condition and past transaction history of our customers. As of April 30, 2018 and January 31, 2018, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. One reseller, which is also a customer, represented over 10% of revenue for the three months ended April 30, 2018. No single customer represented over 10% of revenue for the three months ended April 30, 2017.

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

Geographic Locations

For the three months ended April 30, 2018, revenue attributable to customers in the United States and customers outside the United States was 76% and 24%, respectively. For the three months ended April 30, 2017, revenue attributable to customers in the United States and customers outside the United States was 78% and 22%, respectively. No other country outside of the United States comprised 10% or greater of our revenue for any of the periods presented.

Substantially all of our net assets are located in the United States. As of April 30, 2018 and January 31, 2018, property and equipment located in the United States was 93% and 95%, respectively.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 and its related amendments regarding Accounting Standards Codification Topic 606 (ASC Topic 606), Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of incremental costs related to obtaining customer contracts. We adopted ASC Topic 606, effective February 1, 2018, utilizing the modified retrospective method. This approach was applied to contracts that were not completed as of February 1, 2018, and the corresponding incremental costs of obtaining those contracts, which resulted in a cumulative effect adjustment to the opening balance of accumulative deficit at date of adoption. The adoption of this ASU primarily impacts the timing of our revenue recognition for certain sales contracts, the capitalization and amortization of incremental costs of obtaining a contract, and related disclosures. The reported results for fiscal year 2019 reflect the application of ASC Topic 606, while the reported results for fiscal year 2018 are not adjusted and continue to be prepared under ASC Topic 605.

Adoption Impact of ASC Topic 606 on the Opening Balance Sheet as of February 1, 2018

Under ASC Topic 606, there is a change in the timing of revenue recognition for certain sales contracts primarily due to the removal of the contingent revenue limitation pursuant to ASC Topic 605.

Under ASC Topic 606, we capitalize costs based on the definition of incremental costs of obtaining a contract and commence amortization upon the transfer of services to the customer. Such costs are generally amortized over five years, which represents a longer period over which we had previously amortized, in order to align to an estimated expected benefit period under ASC Topic 606. Additionally, the scope of costs capitalized under ASC Topic 606 is significantly broader than the scope prior to ASC Topic 606, resulting in additional costs being capitalized.

The adoption of ASC Topic 606 had no impact on our cash flows from operations.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the adjustments made to account on the condensed consolidated balance sheet as of February 1, 2018 as a result of applying the modified retrospective method to adopt ASC Topic 606 (in thousands):

	As Reported	Adjustments		As Adjusted
	January 31, 2018	Revenue Recognition	Incremental Costs of Obtaining a Contract	February 1, 2018
Accounts receivable *	$162,133	$582		$162,715
Deferred commission	17,589		$(3,449)	14,140
Deferred commission, non-current **	8,330		32,855	41,185
Deferred revenue	291,902	(8,483)		283,419
Deferred revenue, non-current	29,021	(1,331)		27,690
Accumulated deficit	(1,039,088)	10,396	29,406	(999,286)

* Contract assets are reported as part of accounts receivable upon our adoption of ASC Topic 606.

** As of January 31, 2018, deferred commission, non-current was reported as part of other long-term assets. The condensed consolidated balance sheet as of January 31, 2018 was reclassified to conform to the current period presentation.

The decrease of deferred revenue and increase to deferred commissions as of February 1, 2018 resulted in additional deferred tax liabilities that reduced our net deferred tax asset position. The net deferred tax assets in the jurisdictions impacted by the adoption of ASC Topic 606 were fully reserved and, accordingly, this impact was offset by a corresponding reduction to the valuation allowance with no resulting net impact to our net assets or accumulated deficit.

In addition, the adoption of the ASC Topic 606 resulted in changes to our accounting estimates and policies for revenue recognition, deferred commissions, deferred revenue, and accounts receivable and related allowance. Please see Summary of Significant Accounting Policies for a discussion of our updated policies.

Ongoing ASC Topic 606 Financial Statement Impact as of and for the three months ended April 30, 2018

Refer to “Note 2. Revenue” for the ongoing ASC Topic 606 impact on the condensed consolidated financial statement line items as of and for the three months ended April 30, 2018.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. We adopted ASU 2016-18, effective February 1, 2018, utilizing the retrospective transition method to each period presented. The adoption of ASU 2016-18 had a material impact on our prior period consolidated statements of cash flows. We revised the prior period cash flow from operating activities, beginning cash and cash equivalents balance, and ending cash and cash equivalents balance to reflect the change in presentation of restricted cash. The cash flows from operating activities for fiscal year 2018 and fiscal year 2017 have been adjusted to $35.4 million and negative $2.4 million, as compared to the previously recorded $61.8 million and negative $1.2 million, respectively. Note that out of the $26.4 million decrease of cash flows from operating activities for fiscal year 2018 due to the adoption of this ASU, we had previously excluded the impact of the $25.0 million release of restricted cash for Non-GAAP purposes. For the three months ended April 30, 2018 and 2017, the adoption of ASU 2016-18 did not have a material impact on our condensed consolidated statements of cash flows, other than the change in presentation. As of April 30, 2018 and January 31, 2018, we had $0.4 million in restricted cash.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and its related amendments in February 2018, ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires entities to measure equity instruments at fair value and recognize any changes in fair value within the statement of operations. We adopted ASU 2016-01 and 2018-03 effective February 1, 2018 on a prospective basis for our privately held strategic equity securities without readily determinable fair values. We elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within the statement of operations. We assess our strategic investments portfolio quarterly for impairment. If the investment is considered to be other-than-temporarily impaired, we will record the investment at fair value by recognizing an impairment through the statement of operations and establishing a new carrying value for the investment. For the three months ended April 30, 2018, there was no adjustment for impairment or observable price change on the $0.1 million carrying value, which was included in other long-term assets on the condensed consolidated balance sheet.

In addition, the adoption of the ASU 2016-01 and 2018-03 resulted in changes to our accounting policies for fair value of financial instruments. Please see Summary of Significant Accounting Policies for a discussion of our updated policies.

In October 2016, the FASB issued ASU 2016-16 related to the accounting for income tax effects on intra-entity asset transfers of assets other than inventory. The new guidance requires reporting entities to recognize tax expense from the sale of assets when the transfer occurs, even though the pre-tax effects of the transaction are eliminated in consolidation. We adopted ASU 2016-16 in the first quarter of fiscal year 2019 on a modified retrospective basis. The adoption did not result in a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to record most leases on their balance sheet while recognizing expense in a manner similar to current lease accounting guidance. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new accounting guidance is effective for us beginning February 1, 2019, with early adoption permitted under the modified retrospective method. We are in the process of implementing changes to its systems, processes and controls, in conjunction with its review of existing lease agreements, in order to adopt the new standard in its first quarter of fiscal 2020. We expect that substantially all of our operating leases designated in “Note 6. Commitments and Contingencies” will be reported on the consolidated balance sheets upon adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses. ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new standard is effective for us beginning February 1, 2020, with early adoption permitted for annual periods beginning after February 1, 2019, and interim periods therein. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this new standard on our consolidated financial statements.

Summary of Significant Accounting Policies

Except for the accounting policies for revenue recognition, deferred commissions, deferred revenue, accounts receivable and related allowance, and fair value of financial instruments detailed under Summary of Significant Accounting Policies, there have been no other material changes to our critical accounting policies and estimates during the three months ended April 30, 2018 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 31, 2018.

Revenue Recognition

We derive our revenue primarily from three sources: (1) subscription revenue, which is comprised of subscription fees from customers who have access to our cloud content management platform and other subscription-based services, which all include routine customer support; (2) revenue from customers purchasing our premier services package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue is recognized when control of these services are transferred to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those services.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as we, satisfy a performance obligation

Subscription and Premier Services Revenues

Subscription and premier services revenue is generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer.

We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. Our subscription and premier services contracts generally range from one to three years in length, are typically non-cancellable and do not contain refund-type provisions. Revenue is presented net of sales and other taxes we collect on behalf of governmental authorities.

Professional Services

Professional services are generally billed on a fixed price basis, for which revenue is recognized over time based on the proportion performed.

Contracts with Multiple Performance Obligations

Our contracts can include multiple performance obligations which may consist of some or all of subscription services, premier services, and professional services. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. We determine the standalone selling prices based on our overall pricing objectives, taking into consideration discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where services are sold, price lists, our go-to-market strategy, historical standalone sales and contract prices.

Deferred Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have estimated to be five years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in sales and marketing expenses on the condensed consolidated statements of operations.

We apply the practical expedient in ASC Topic 606 to expense costs as incurred for sales commissions when the amortization period would have been one year or less.

Deferred Revenue

Deferred revenue consists of billings and payments received in advance of revenue recognition generated by our subscription services, premier services, and professional services described above. Topic 606 introduced the concept of contract liabilities, which is substantially similar to deferred revenue under previous accounting guidance.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accounts Receivable and Related Allowance

Accounts receivable are recorded at the invoiced amounts and do not bear interest. We maintain an allowance for estimated losses inherent in our accounts receivable portfolio. We assess the collectability of the accounts by taking into consideration the aging of our trade receivables, historical experience, and management judgment. We write off trade receivables against the allowance when management determines a balance is uncollectible and no longer intends to actively pursue collection of the receivable. We record a contract asset when revenue is recognized in advance of invoicing. Contract assets are presented within accounts receivable on the condensed consolidated balance sheets.

Fair Value of Financial Instruments

Our financial assets and financial liabilities which may include cash equivalents, marketable securities, and restricted cash, are measured and recorded at fair value on a recurring basis.

Non-marketable equity securities include our privately held strategic equity securities without readily determinable fair values. We record these privately held strategic equity securities without readily determinable fair values using a measurement alternative which measures the securities at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes with a same or similar security from the same issuer. Our non-marketable equity securities are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized on our non-marketable equity securities, we classify these assets as Level 3 within the fair value hierarchy based on the nature of the fair value inputs.

Our other current financial assets have fair values which approximate their carrying value due to their short-term maturities.

Note 2. Revenue

Impact of ASC Topic 606 on Condensed Consolidated Financial Statement Line Items

The adoption of ASC Topic 606 impacted revenue recognition and incremental costs of obtaining a contract on our condensed consolidated balance sheet and statement of operations for the three months ended April 30, 2018. In addition, there were offsetting shifts in cash flows throughout net loss and various changes in operating assets and liabilities, which resulted in no impact on the total cash provided by operating activities. Refer to Note 1 for a description of the primary impacts resulting from the adoption of ASC Topic 606.

The following tables present the amount by which each condensed consolidated financial statement line item is affected as of and for the three months ended April 30, 2018 by ASC Topic 606 (in thousands, except per share data):

	April 30, 2018
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change Higher/(Lower)
ASSETS
Accounts receivable *	$91,025	$90,829	$196
Deferred commissions	15,091	15,512	(421)
Deferred commissions, non-current	41,275	7,208	34,067
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	264,427	270,834	(6,407)
Deferred revenue, non-current	22,522	23,569	(1,047)
Accumulated deficit	(1,035,923)	(1,077,219)	41,296

* Contract assets are reported as part of accounts receivable upon our adoption of ASC Topic 606.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended April 30, 2018
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change Higher/(Lower)
Revenue	$140,507	$143,253	$(2,746)
Operating expenses:
Sales and marketing	76,998	81,238	(4,240)
Loss from operations	(35,860)	(37,354)	1,494
Net loss	(36,637)	(38,131)	1,494
Net loss per common share, basic and diluted *	$(0.26)	$(0.28)	$0.01
Weighted-average shares used to compute net loss per share, basic and diluted	138,524	138,524	138,524

* Due to rounding, numbers presented may not add up precisely to totals provided.

	Three Months Ended April 30, 2018
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change Higher/(Lower)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,637)	$(38,131)	$1,494
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred commissions	3,675	5,962	(2,287)
Changes in operating assets and liabilities:
Accounts receivable, net	71,690	71,304	386
Deferred commissions	(4,716)	(2,763)	(1,953)
Deferred revenue	(24,160)	(26,520)	2,360
Net cash provided by operating activities	18,440	18,440	—

Contract Assets

Contract assets, which are presented within accounts receivable, were $0.2 million as of April 30, 2018.

Deferred revenue was $286.9 million as of April 30, 2018. $110.9 million of revenue was recognized during the three months ended April 30, 2018, that was included in the deferred revenue balances at the beginning of the same period.

Transaction Price Allocated to the Remaining Performance Obligations

As of April 30, 2018, approximately $547.9 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on 69% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We measure restricted cash at fair value on a recurring basis. We classify this asset within Level 1 or Level 2 because they are valued using either quoted market prices for identical assets or inputs other than quoted prices that are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. We had restricted cash in the form of certificates of deposits of $0.4 million related to our leases as of April 30, 2018 and January 31, 2018, which was classified within Level 2.

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30,	January 31,
	2018	2018
Prepaid expenses	$13,388	$8,494
Other current assets	4,187	2,897
Total prepaid expenses and other current assets	$17,575	$11,391

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	April 30,	January 31,
	2018	2018
Servers	$179,490	$170,422
Leasehold improvements	72,976	72,599
Computer hardware and software	14,999	14,558
Furniture and fixtures	14,487	14,254
Construction in progress	9,052	7,348
Total property and equipment	291,004	279,181
Less: accumulated depreciation	(166,486)	(155,204)
Total property and equipment, net	$124,518	$123,977

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of April 30, 2018, the gross carrying amount of property and equipment included $84.6 million of servers and $4.4 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $35.0 million. As of January 31, 2018, the gross carrying amount of property and equipment included $74.7 million of servers and related equipment and $3.7 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $29.1 million.

Depreciation expense related to property and equipment was $11.4 million and $9.2 million for the three months ended April 30, 2018 and 2017. Included in these amounts was depreciation expense for servers acquired under capital leases in the amount of $5.9 million and $3.8 million for the three months ended April 30, 2018 and 2017, respectively. Construction in progress primarily consists of servers, networking equipment and storage infrastructure being provisioned in our datacenter facilities as well as leasehold improvements due to facilities investments. In addition, the amounts of interest capitalized to property and equipment were not material for the three months ended April 30, 2018 and 2017.

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	April 30,	January 31,
	2018	2018
Deposits, non-current	$2,723	$2,934
Other assets, non-current	2,503	2,469
Other long-term assets	$5,226	$5,403

Note 5. Goodwill and Intangible Assets

There was no goodwill activity for the three months ended April 30, 2018.

Intangible assets consisted of the following (in thousands):

	Weighted Average Useful Life (1)		Gross Value	Accumulated Amortization	Net Carrying Value
April 30, 2018
Developed technology	2.5	years	$14,273	$(14,273)	$—
Trade name and other	6.9	years	1,201	(1,191)	10
Intangibles, net			$15,474	$(15,464)	$10

January 31, 2018
Developed technology	2.5	years	$14,273	$(14,273)	$—
Trade name and other	6.9	years	1,201	(1,177)	24
Intangibles, net			$15,474	$(15,450)	$24

(1)	From the date of acquisition

Intangible amortization expense was not material for the three months ended April 30, 2018 and was $0.4 million for the three months ended April 30, 2017. Amortization of acquired technology is included in cost of revenue and amortization for trade names is included in general and administrative expenses in the condensed consolidated statements of operations. As of April 30, 2018, expected amortization expense for intangible assets was not material.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Commitments and Contingencies

Letters of Credit

As of April 30, 2018 and January 31, 2018, we had letters of credit in the aggregate amount of $26.4 million, in connection with our operating leases, which were primarily issued under the available sublimit of $30.0 million in conjunction with a secured credit agreement entered on November 27, 2017.  Refer to Note 7 for additional details related to the secured credit agreement mentioned.

Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and datacenters with lease periods expiring primarily between fiscal years 2019 and 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are included in the table below.

We also entered into various capital lease arrangements to obtain servers and related equipment for our operations. These agreements typically have an initial term of three to four years. The leases are secured by the underlying leased servers and related equipment.

As of April 30, 2018, future minimum lease payments under non-cancellable capital and operating leases are as follows (in thousands):

Years ending January 31:	Capital Leases	Operating Leases, net of Sublease Income
Remainder of 2019	$16,634	$21,406
2020	16,947	32,763
2021	13,071	35,214
2022	5,333	34,562
2023	202	26,747
Thereafter	—	140,221
Total minimum lease payments	$52,187	$290,913
Less: amount representing interest	(1,825)
Present value of minimum lease payments	$50,362

We sublease certain floors of our headquarters and San Francisco office. These subleases have terms ranging from 19 to 49 months that will expire at various dates by fiscal year 2022. Non-cancellable sublease proceeds for the years ending January 31, 2019, 2020, 2021 and 2022 of $5.5 million, $3.6 million, $2.7 million and $0.6 million, respectively, are included in the table above.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. We did not have material asset retirement obligations as of April 30, 2018 and January 31, 2018. In addition, sufficient information did not exist as of April 30, 2018 to reasonably estimate the fair value of asset retirement obligations for our Tokyo office.

We recognize rent expense under our operating leases on a straight-line basis. Rent expense totaled $8.3 million and $5.3 million, net of sublease income of $1.9 million for both the three months ended April 30, 2018 and 2017.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Purchase Obligations

As of April 30, 2018, future payments under non-cancellable contractual purchases, which relate primarily to datacenter operations and sales and marketing activities, are as follows (in thousands):

Years ending January 31:
Remainder of 2019	$22,281
2020	35,345
2021	4,242
2022	272
$62,140

Legal Matters

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2018.

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

Our arrangements generally include certain provisions for indemnifying customers against liabilities if our products or services infringe a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, we have not incurred any material costs as a result of such obligations and have not accrued any material liabilities related to such obligations on the condensed consolidated financial statements. In addition, we indemnify our officers, directors and certain key employees while they are serving in good faith in their respective capacities. To date, there have been no claims under any indemnification provisions.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On November 27, 2017, we paid in full all amounts outstanding under the December 2015 Facility, including the outstanding principal balance of $40.0 million, and terminated the December 2015 Facility and all related loan and collateral documents, in conjunction with entering into a secured credit agreement (November 2017 Facility) with a different lender with a maturity date of November 27, 2020.

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

On November 29, 2017, the restrictions on our certificates of deposits that previously collateralized existing letters of credit were released as the letters of credit were included under the November 2017 Facility letter of credit sublimit. As such, we released $26.1 million from restricted cash to cash and cash equivalents. Refer to Note 6 for additional details on the letters of credit and Note 3 for additional details on restricted cash in the form of certificates of deposits.

As of April 30, 2018, we were in compliance with all financial covenants.

In connection with the above credit facilities, we incurred interest expense, net of capitalized interest costs, of $0.3 million and $0.2 million for the three months ended April 30, 2018 and 2017, respectively. During the same periods, the amounts of interest capitalized were not material. Interest expense in connection with the above credit facilities may include interest charges for our line of credit, amortization of issuance costs, and unused commitment fees on our line of credit.

Note 8. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Twenty-five percent of each grant of stock options and restricted stock units generally vest one year from the vesting commencement date and continue to vest (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter. As of April 30, 2018, 19,511,725 shares were reserved for future issuance under the 2015 Plan.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of April 30, 2018, 2,571,580 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2018	10,843,120	$8.32	5.74	$150,922
Options granted	650,000	20.28
Option exercised	(631,210)	6.92
Options forfeited/cancelled	(283,185)	13.67
Balance as of April 30, 2018	10,578,725	$9.00	5.73	$146,660
Vested and expected to vest as of April 30, 2018	10,483,748	$8.92	5.70	$146,139
Exercisable as of April 30, 2018	8,425,468	$6.85	4.95	$134,858

The aggregate intrinsic value of options vested and expected to vest and exercisable as of April 30, 2018 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the three months ended April 30, 2018 and 2017 was $9.4 million and $6.6 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested for the three months ended April 30, 2018 and 2017 was $2.5 million and $2.6 million, respectively.  The weighted-average grant date fair value of options granted to employees during the three months ended April 30, 2018 and 2017 was $7.92 and $6.74 per share, respectively.

As of April 30, 2018, there was $13.2 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.95 years.

In April 2018, the compensation committee of our board of directors approved and granted 650,000 performance-based stock options under the 2015 Plan to certain executive officers where vesting is subject to both the continued employment of the participant and the achievement of market-based performance goals established by the compensation committee. Subject to the achievement of the performance goals, 25% of the performance-based options vest one year from the vesting commencement date, and 1/48th continue to vest each month thereafter. The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method. As of April 30, 2018, these market-based performance goals were not met.

In April 2017, the compensation committee of our board of directors approved and granted 475,000 performance-based stock options under the 2015 Plan to certain executive officers where vesting, out of which 250,000 were forfeited in connection with a participant’s resignation of employment during the three months ended October 31, 2017. Subject to both the continued employment of the participant and the achievement of market-based performance goals established by the compensation committee, 25% of the performance-based options vest one year from the vesting commencement date, and 1/48th continue to vest each month thereafter. The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method. As of April 30, 2018, these market-based performance goals were not met.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2018	14,619,252	$16.42
Granted	5,211,663	20.98
Vested, net of shares withheld for employee payroll taxes	(1,010,888)	15.91
Forfeited/cancelled	(838,952)	16.18
Unvested balance - April 30, 2018	17,981,075	$17.79

As of April 30, 2018, there was $260.0 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 3.15 years.

2015 ESPP

As of April 30, 2018, there was $13.0 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 30,
	2018	2017
Cost of revenue	$3,121	$2,468
Research and development	10,148	9,160
Sales and marketing	8,061	7,740
General and administrative	5,283	3,578
Total stock-based compensation	$26,613	$22,946

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumption. During the three months ended April 30, 2018, we had no stock option grants awarded using a Black-Scholes option pricing model.

	Three Months Ended
	April 30,
	2017
Employee Stock Options
Expected term (in years)			6.0
Risk-free interest rate	2.1%	-	2.4%
Volatility	39%	-	40%
Dividend yield			0%

	Three Months Ended
	April 30,
Employee Stock Purchase Plan	2018			2017
Expected term (in years)	0.5	-	2.0	0.5	-	2.0
Risk-free interest rate	2.0%	-	2.3%	0.9%	-	1.4%
Volatility	37%	-	50%	28%	-	43%
Dividend yield			0%			0%

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

Expected Volatility. We estimate the expected volatility of the stock option grants and 2015 ESPP purchase rights based on the historical volatility of our common stock over a period equivalent to the expected term of the stock option grants and 2015 ESPP purchase rights, respectively.

Risk-free Interest Rate. The risk-free rate that we use is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the stock options and 2015 ESPP purchase rights.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2018		2017
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(33,706)	$(2,931)	$(22,061)	$(18,025)

Denominator:
Weighted-average number of shares outstanding— basic and diluted	127,444	11,080	72,352	59,117
Net loss per share—basic and diluted	$(0.26)	$(0.26)	$(0.30)	$(0.30)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended April 30,
	2018	2017
Options to purchase common stock	10,532	10,534
Restricted stock units	13,495	12,650
Employee stock purchase plan	1,633	2,187
Repurchasable shares from early-exercised options and unvested restricted stock	—	240
Contingently issuable common stock	—	60
	25,660	25,671

Note 10. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act reduces the U.S. federal corporate tax rate from 34% to 21%, imposes a one-time repatriation tax, and numerous other provisions transitioning to a territorial system. The changes included in the Tax Act are broad and complex. The SEC has issued SAB 118 that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by the year ending January 31, 2019.

The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make the related election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined the related election. At April 30, 2018, because we are still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, we are unable to make a reasonable estimate and have not reflected any adjustments related to GILTI in our financial statements.

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

As a result of our adoption of ASC Topic 606 as of February 1, 2018, the $9.8 million decrease of deferred revenue and the $29.4 million increase to deferred commissions resulted in additional deferred tax liabilities that reduced our net deferred tax asset position. The net deferred tax assets in the jurisdictions impacted by the adoption of ASC Topic 606 were fully reserved and, accordingly, this impact was offset by a corresponding reduction to the valuation allowance with no resulting net impact to our net assets or accumulated deficit.

We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not expect our gross unrecognized tax benefits to change significantly over the next 12 months.

Note 11. Segments

Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, we have a single reporting segment and operating unit structure. Since we operate in one operating segment, all required segment information can be found in the condensed consolidated financial statements.

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

We offer our solution to our customers as a subscription-based service, with subscription fees based on the requirements of our customers, including the number of users and functionality deployed. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging from one month to three years or more. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. We recognize subscription and premier services revenue ratably over the contract term beginning on the date that our service is made available to the customer.

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

We have achieved significant growth in a short period of time. Our user base includes 60 million registered users. We define a registered user as a Box account that has been provisioned a unique user identification number. As of April 30, 2018, over 17% of our registered users were paying users who registered as part of a larger enterprise or business account or by using a paid personal account. As of April 30, 2018, we had over 85,000 paying organizations, and our solution was offered in 24 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

For the three months ended April 30, 2018 and 2017, our revenue was $140.5 million and $117.2 million, respectively, representing year-over-year growth of 20%, and our net losses were $36.6 million and $40.1 million, respectively. For the three months ended April 30, 2018 and 2017, revenue from customers outside the United States represented 24% and 22% of our revenue, respectively. Box is headquartered in Redwood City, California and operates offices across the United States, Europe and Asia.

Our Business Model

Our business model focuses on maximizing the lifetime value of a customer relationship. We make significant investments in acquiring new customers and believe that we will be able to achieve a positive return on these investments by retaining customers, cross-selling our newer products and expanding the size of our deployments within our customer base over time. In connection with the acquisition of new customers, we incur and recognize significant upfront costs. These costs include sales and marketing costs associated with acquiring new customers, such as sales commission expenses, which are deferred and then amortized over a period of benefit, and marketing costs, which are expensed as incurred. Due to our subscription model, we recognize revenue ratably over the term of the contract, which commences when control of these services are transferred to a customer. Although our objective is for each customer to be profitable for us over the duration of our relationship, the costs we incur with respect to any customer relationship, whether a new customer or an expansion within an existing customer, may exceed revenue in earlier periods because we recognize those costs faster than we recognize the associated revenue.

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

	Three Months Ended
	April 30,
	2018	2017
Billings (in thousands)	$116,734	$99,553
Billings growth rate	17%	31%
Free cash flow (in thousands)	7,250	4,021
Retention rate (period end)	109%	114%

Billings

Billings represent our revenue plus the changes in deferred revenue and contract assets in the period. Billings we record in any particular period primarily reflect sales to new customers plus subscription renewals and expansion within existing customers, and represent amounts invoiced for all of our products and professional services. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. If the customer negotiates to pay the full subscription amount at the beginning of the period, the total subscription amount for the entire term will be reflected in billings. If the customer negotiates to be invoiced annually or more frequently, only the amount billed for such period will be included in billings.

Billings help investors better understand our sales activity for a particular period, which is not necessarily reflected in our revenue given that we recognize subscription revenue ratably over the contract term. We consider billings a significant performance measure and after adjusting for any shifts in relative payment frequencies, a leading indicator of future revenue. We monitor billings to manage our business, make planning decisions, evaluate our performance and allocate resources. We believe that billings offer valuable supplemental information regarding the performance of our business and will help investors better understand the sales volumes and performance of our business. Although we consider billings to be a significant performance measure, we do not consider it to be a non-GAAP financial measure given that it is calculated using exclusively revenue, deferred revenue, and contract assets, all of which are financial measures calculated in accordance with GAAP.

Billings increased 17% in the three months ended April 30, 2018 over the three months ended April 30, 2017. The increase in billings was primarily driven by the addition of new customers with large initial deployments, expansion of the number of users within existing customers, and strong attach rates of new products, partially offset by an enhanced developer access fee from one of our resellers.

Our use of billings has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. Billings are recognized when invoiced, while the related subscription and premier services revenue is recognized over the contract term. Also, other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure.

For the remainder of fiscal year 2019, we expect normalized payment durations such that, aside from the impact from the enhanced developer fee, we expect our billings growth and revenue growth to correlate with one another. In addition, as we have gained and expect to continue to gain more traction with large enterprise customers, we also anticipate our quarterly billings to increasingly concentrate in the back half of our fiscal year.

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended
	April 30,
	2018	*	2017	****
GAAP revenue	$140,507		$117,222
Deferred revenue, end of period	286,949		224,315
Less: deferred revenue, beginning of period	(311,109)	**	(241,984)
Contract assets, beginning of period	582	***	—
Less: contract assets, end of period	(195)	***	—
Billings	$116,734		$99,553

* As reported under ASC Topic 606
** Balance as of February 1, 2018 upon the adoption of ASC Topic 606
*** Contract assets are reported as part of accounts receivable upon the adoption of ASC Topic 606.
**** As reported under ASC Topic 605

Free Cash Flow

We define free cash flow as cash from operating activities less purchases of property and equipment, principal payments of capital lease obligations, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. Prior to our adoption of ASU 2016-18, Statement of Cash Flows: Restricted Cash, historically, we excluded the use and release of restricted cash to guarantee a significant letter of credit for our Redwood City headquarters from our free cash flow. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash provided by (used in) operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section of this report. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

Free cash flow for the three months ended April 30, 2018 was $7.3 million, an improvement of $3.2 million as compared to the three months ended April 30, 2017. The increase in free cash flow was primarily driven by an increase in cash provided by operating activities of $9.9 million, partially offset by an increase in capital expenditures of $3.3 million and an increase in capital lease obligation principal payments of $3.4 million. The primary factors affecting the increase in cash flow provided by operating activities included an increase in non-cash charges of $4.1 million and changes in our operating assets and liabilities of $2.3 million and improvement of our net loss. The increase in capital expenditures was primarily related to our facilities investments in Austin, Tokyo and London. The increase in capital lease payments was due to our continued investment in our data center operations.

Retention Rate

Retention rate is defined as the net percentage of Total Account Value (TAV) retained from existing customers, including expansion. We calculate our retention rate as of a period end by starting with the TAV from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period TAV) and a subscription term of at least 12 months. We then calculate TAV from these same customers as of the current period end (Current Period TAV). Finally, we divide the Current Period TAV by the Prior Period TAV to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the three months ended April 30, 2018. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 109% and 114% as of April 30, 2018 and 2017, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% of the Prior Period TAV. Our strong retention rates were primarily attributable to strong seat growth in existing customers and strong attach rates of new products. We believe our investments in product, Customer Success, and Box Consulting have been a significant factor in our strong customer retention results. As we penetrate customer accounts, we expect our rate of growth in expansion to trend down over time but our retention rate to remain above 100% for the foreseeable future.

Components of Results of Operations

Revenue

We derive our revenue primarily from three sources: (1) subscription revenue, which is comprised of subscription fees from customers who have access to our cloud content management platform and other subscription-based services, which all include routine customer support; (2) revenue from customers purchasing our premier services package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

To date, practically all of our revenue has been derived from subscription and premier services. Subscription and premier services revenue is driven primarily by the number of customers, the number of seats sold to each customer and the price of our services.

Subscription and premier services revenue is generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription and premier services contracts are typically non-cancellable and do not contain refund-type provisions. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging between one month to three years or more.

Professional services are generally billed on a fixed price basis, for which revenue is recognized over time based on the proportion performed. Professional services revenue was not material for all periods presented.

We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. Our subscription and premier services contracts generally range from one to three years in length, are typically non-cancellable and do not contain refund-type provisions.

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

Interest Expense, Net

Interest expense, net consists of interest expense and interest income. Interest expense may consist of interest charges for our line of credit, unused commitment fees on our line of credit, fees on our letters of credit, the amortization of capitalized debt issuance costs, and interest expense related to capital leases. Interest income may consist of interest earned on our cash, cash equivalents, marketable securities, and restricted cash. We have historically invested our cash in overnight deposits, certified deposits, short term, investment-grade corporate debt, marketable securities and asset backed securities.

Other (Loss) Income, Net

Other (loss) income, net consists primarily of gains and losses from foreign currency transactions and other income and expense.

Provision (benefit) for Income Taxes

Provision (benefit) for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States and, as applicable, changes in our deferred taxes and related valuation allowance positions and uncertain tax positions.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended
	April 30,
	2018	2017
	(in thousands)
Revenue	$140,507	$117,222
Cost of revenue(1)(2)	39,068	32,723
Gross profit	101,439	84,499
Operating expenses:
Research and development(2)	38,248	33,534
Sales and marketing(1)(2)	76,998	70,663
General and administrative(1)(2)	22,053	20,281
Total operating expenses	137,299	124,478
Loss from operations	(35,860)	(39,979)
Interest expense, net	(70)	(279)
Other (loss) income, net	(343)	16
Loss before provision (benefit) for income taxes	(36,273)	(40,242)
Provision (benefit) for income taxes	364	(156)
Net loss	$(36,637)	$(40,086)
Net loss per common share, basic and diluted	$(0.26)	$(0.30)
Weighted-average shares used to compute net loss per share, basic and diluted	138,524	131,469

(1) Includes intangible assets amortization as follows:

	Three Months Ended
	April 30,
	2018	2017
	(in thousands)
Cost of revenue	$—	$365
Sales and marketing	1	—
General and administrative	13	39
Total intangible assets amortization	$14	$404

(2) Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30,
	2018	2017
	(in thousands)
Cost of revenue	$3,121	$2,468
Research and development	10,148	9,160
Sales and marketing	8,061	7,740
General and administrative	5,283	3,578
Total stock-based compensation	$26,613	$22,946

	Three Months Ended
	April 30,
	2018	2017
Percentage of Revenue:
Revenue	100%	100%
Cost of revenue(1)(2)	28	28
Gross profit	72	72
Operating expenses:
Research and development(2)	27	29
Sales and marketing(1)(2)	55	60
General and administrative(1)(2)	16	17
Total operating expenses	98	106
Loss from operations	(26)	(34)
Interest expense, net	—	—
Other (loss) income, net	—	—
Loss before provision (benefit) for income taxes	(26)	(34)
Provision (benefit) for income taxes	—	—
Net loss	(26)%	(34)%

(1) Includes intangible assets amortization as follows:

	Three Months Ended
	April 30,
	2018	2017
Cost of revenue	—%	—%
Sales and marketing	—	—
General and administrative	—	—
Total intangible assets amortization	—%	—%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30,
	2018	2017
Cost of revenue	2%	2%
Research and development	7	8
Sales and marketing	6	7
General and administrative	4	3
Total stock-based compensation	19%	20%

Comparison of the Three Months Ended April 30, 2018 and 2017

Revenue

	Three Months Ended
	April 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenue	$140,507	$117,222	$23,285	20%

Revenue was $140.5 million for the three months ended April 30, 2018, compared to $117.2 million for the three months ended April 30, 2017, representing an increase of $23.3 million, or 20%. The increase would otherwise be 22% under ASC Topic 605 had we not adopted ASC Topic 606. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 15% from April 30, 2017 to 2018, and strong attach rates of new products, which strengthens our price per seat. Also in this period, we experienced strong renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 109% as of April 30, 2018.

Cost of Revenue

	Three Months Ended
	April 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$39,068	$32,723	$6,345	19%
Percentage of revenue	28%	28%

Cost of revenue was $39.1 million, or 28% of revenue, for the three months ended April 30, 2018, compared to $32.7 million, or 28% of revenue, for the three months ended April 30, 2017, representing an increase of $6.3 million, or 19%. The increase in absolute dollars was primarily due to an increase of $1.9 million in employee and related costs primarily driven by the increase in headcount from 228 as of April 30, 2017 to 273 as of April 30, 2018, a net increase of $1.8 million in depreciation primarily related to the purchase of additional data center equipment, and an increase of $1.5 million in rent primarily related to the expansion of new data centers. Cost of revenue as a percentage of revenue remained stable year-over-year as we continued to optimize infrastructure efficiencies. As we offer new capabilities to our customers, which require upfront investments, and expand our data center infrastructure to support our expected revenue growth in paying customers and new products, we expect our cost of revenue spending in absolute dollars and as a percentage of revenue to increase in the fiscal year ending January 31, 2019.

Research and Development

	Three Months Ended
	April 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Research and development	$38,248	$33,534	$4,714	14%
Percentage of revenue	27%	29%

Research and development expenses were $38.2 million, or 27% of revenue, for the three months ended April 30, 2018, compared to $33.5 million, or 29% of revenue, for the three months ended April 30, 2017, representing an increase of $4.7 million, or 14%. The increase in absolute dollars was primarily due to an increase of $3.4 million in employee and related costs primarily driven by the increase in headcount from 316 employees as of April 30, 2017 to 366 employees as of April 30, 2018, and an increase of $1.0 million in stock-based compensation expense primarily driven by an increase in equity grants and the timing of employee equity grants from prior periods. Despite an increase in absolute dollars spent, research and development expense as a percentage of revenue decreased 2 points year-over-year. While we continued to invest in enhancing our product and service offerings, develop new products and further differentiate our offerings, we were able to do so at a lower percentage of revenue year over year as our revenue growth outpaced our research and development spending. We expect our research and development expense to increase in dollars but remain stable as a percentage of revenue over time, even as we continue to make significant enhancements to our products and services.

Sales and Marketing

	Three Months Ended
	April 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$76,998	$70,663	$6,335	9%
Percentage of revenue	55%	60%

Sales and marketing expenses were $77.0 million, or 55% of revenue, for the three months ended April 30, 2018, compared to $70.7 million, or 60% of revenue, for the three months ended April 30, 2017, representing an increase of $6.3 million, or 9%. The increase in absolute dollars was primarily due to an increase of $6.9 million in employee and related costs primarily driven by the increase in headcount from 758 employees as of April 30, 2017 to 893 employees as of April 30, 2018. In addition, there was an increase of $3.0 million in allocated costs attributable mainly to increased facilities and infrastructure costs. The increase in sales and marketing expenses was partially offset by a $4.2 million decrease of commission costs, which benefited from the adoption of ASC Topic 606, and a $1.3 million decrease in datacenter and customer support costs to support our free users. Sales and marketing expenses as a percentage of revenue decreased 5 points year-over-year due to our focus on sales and marketing productivity, a decrease in cost to support our free users, and a 2% benefit related to the adoption of ASC Topic 606. We expect to continue to invest aggressively to capture our large market opportunity globally and capitalize on our competitive position with continued focus on our long-term margin objectives. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will continue to decrease as a percentage of revenue.

General and Administrative

	Three Months Ended
	April 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
General and administrative	$22,053	$20,281	$1,772	9%
Percentage of revenue	16%	17%

General and administrative expenses were $22.1 million, or 16% of revenue, for the three months ended April 30, 2018, compared to $20.3 million, or 17% of revenue, for the three months ended April 30, 2017, representing an increase of $1.8 million, or 9%. The increase in absolute dollars was primarily due to an increase of $1.7 million in stock-based compensation expense primarily driven by an increase of equity grants, an increase of $0.8 million in employee and related costs primarily driven by the increase in headcount from 261 employees as of April 30, 2017 to 292 employees as of April 30, 2018 and a $0.6 million increase in enterprise subscription software. The increase in general and administrative expenses was partially offset by a $0.9 million decrease in outside agency and contractor costs. Despite an increase in absolute dollars, general and administrative expense as a percentage of revenue decreased 1 percentage point year-over-year as we continued to benefit from greater operational efficiency and scale.

Liquidity and Capital Resources

	Three Months Ended
	April 30,
	2018	2017 (as adjusted)
	(in thousands)
Net cash provided by operating activities	$18,440	$8,541
Net cash used in investing activities	(4,039)	(757)
Net cash used in financing activities	(5,237)	(1,513)

As of April 30, 2018, we had cash and cash equivalents of $217.1 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits and certificates of deposits. Since our inception, we have financed our operations primarily through equity, cash generated from sales and, to a lesser extent, debt financing. We believe our existing cash and cash equivalents, together with our capital lease and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

On November 27, 2017, we paid in full all amounts outstanding under the December 2015 Facility, including the outstanding principal balance of $40.0 million, and terminated the December 2015 Facility and all related loan and collateral documents, in conjunction with entering into a secured credit agreement (November 2017 Facility) with a different lender with a maturity date of November 27, 2020. On November 29, 2017, the restrictions on our certificates of deposits that collateralized the letters of credit were released as the letters of credit were included under the November 2017 Facility sublimit. As such, we released $26.1 million from restricted cash to cash and cash equivalents.

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

Operating Activities

For the three months ended April 30, 2018, cash provided by operating activities was $18.4 million. The primary factors affecting our operating cash flows during this period were our net loss of $36.6 million, offset by non-cash charges of $26.6 million for stock-based compensation, $11.4 million for depreciation and amortization of our property and equipment and intangible assets, $3.7 million for amortization of deferred commissions, and net cash inflows of $13.4 million provided by changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $71.7 million decrease in accounts receivable that was primarily due to the relative timing of our cash collections between the two periods, a $24.7 million decrease in accrued expenses and other liabilities primarily attributable to timing of compensation and benefits payments, a $24.2 million decrease in deferred revenue that was primarily due to increasing seasonality in our sales cycle concentrated in the back half of our fiscal year and continued focus on annual payment durations over multi-year prepayments, and a $4.7 million increase in deferred commissions primarily due to the adoption of ASC Topic 606.

Investing Activities

Cash used in investing activities of $4.0 million for the three months ended April 30, 2018 was primarily due to our facilities capacity expansions in Austin, London, and Tokyo.

Financing Activities

Cash used in financing activities of $5.2 million for the three months ended April 30, 2018 was primarily due to $13.3 million of employee payroll taxes paid related to net share settlement of restricted stock units and $7.2 million of payments of capital lease obligations, partially offset by $11.8 million of proceeds from issuances of common stock under the 2015 ESPP, and $3.4 million of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of April 30, 2018:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt(1)	$43,247	$1,231	$42,016	$—	$—
Operating lease obligations, net of sublease income amounts (2)	290,913	29,293	69,502	58,507	133,611
Capital leases(3)	52,187	21,433	27,218	3,536	—
Purchase obligations(4)	62,140	22,281	39,859	—	—
Total	$448,487	$74,238	$178,595	$62,043	$133,611

(1)	Includes interest and unused commitment fee on our line of credit under the November 2017 Facility.
(2)

Includes operating lease obligations for our buildings and certain data centers. As of April 30, 2018, we expected to receive sublease income of $12.3 million over the next four years from tenants in certain of our leased facilities.  The amounts set forth in the table above are net of these sublease income amounts.

(3)	Includes obligations related to our datacenter hardware.
(4)	Purchase obligations relate primarily to datacenter operations and sales and marketing activities.

Off-Balance Sheet Arrangements

Through April 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

Except for the accounting policies and estimates outlined under Part I, Item 1. Financial Statements—Note 1, there have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2018 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2018.

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

Non-GAAP operating loss and non-GAAP operating margin

We define non-GAAP operating loss as operating loss excluding expenses related to stock-based compensation, intangible assets amortization, and as applicable, other special items. We specifically identify other adjusting items in our reconciliation of GAAP to Non-GAAP operating loss. Non-GAAP operating margin is defined as non-GAAP operating loss divided by revenue.  Similarly, the same adjusting items specified in our reconciliation of GAAP to Non-GAAP operating loss are also excluded from the calculation of non-GAAP operating margin. Although stock-based compensation is an important aspect of the compensation of Box’s employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. For restricted share unit awards, the amount of stock-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts, trade names and customer relationships, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of acquired intangible assets is a static expense, one that is not typically affected by operations during any particular period. We further exclude legal settlement and related costs because they are considered by management to be special items outside our core operating results.

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

Free Cash Flow

We define free cash flow as cash from operating activities less purchases of property and equipment, principal payments of capital lease obligations, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. Prior to our adoption of ASU 2016-18, Statement of Cash Flows: Restricted Cash, historically, we excluded the use and release of restricted cash to guarantee a significant letter of credit for our Redwood City headquarters from our free cash flow. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash provided by operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section of this report. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

Our reconciliation of the non-GAAP financial measures for the three months ended April 30, 2018 and 2017 are as follows (in thousands, except per share data and percentages):

	Three Months Ended
	April 30,
	2018	2017
GAAP operating loss	$(35,860)	$(39,979)
Stock-based compensation	26,613	22,946
Intangible assets amortization	14	404
Non-GAAP operating loss	$(9,233)	$(16,629)

GAAP operating margin	(26)%	(34)%
Stock-based compensation	19	20
Intangible assets amortization	—	—
Non-GAAP operating margin	(7)%	(14)%

GAAP net loss	$(36,637)	$(40,086)
Stock-based compensation	26,613	22,946
Intangible assets amortization	14	404
Non-GAAP net loss	$(10,010)	$(16,736)

GAAP net loss per share, basic and diluted	$(0.26)	$(0.30)
Stock-based compensation	0.19	0.17
Intangible assets amortization	—	—
Non-GAAP net loss per share, basic and diluted	$(0.07)	$(0.13)
Weighted-average shares outstanding, basic and diluted	138,524	131,469

Net cash provided by operating activities	$18,440	$8,541
Purchases of property and equipment	(4,040)	(784)
Payments of capital lease obligations	(7,150)	(3,736)
Free cash flow	$7,250	$4,021
Net cash used in investing activities	$(4,039)	$(757)
Net cash used in financing activities	$(5,237)	$(1,513)

(1)	Included in general and administrative expenses in the condensed consolidated statements of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $217.5 million as of April 30, 2018. Our cash equivalents and restricted cash primarily consist of overnight deposits and certificates of deposits. All restricted cash is recorded at its estimated fair value. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

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

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of April 30, 2018, we had total debt outstanding with a carrying amount of $40.0 million which approximates fair value. A hypothetical 10% increase or decrease in interest rates of April 30, 2018 under the November 2017 Facility would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 16 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. 11 of the 16 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-USD cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the three months ended April 30, 2018 and 2017.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2018.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $155.0 million, $151.8 million and $202.9 million in our fiscal years ended January 31, 2018, 2017 and 2016, respectively, and $36.6 million in the three months ended April 30, 2018. As of April 30, 2018, we had an accumulated deficit of $1.0 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our product development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

We offer a limited version of our service to users free of charge in order to promote additional usage, brand and product awareness, and adoption. Many users never convert from a free version to a paid version of our service. Our marketing strategy also depends in part on persuading users who use the free version of our service within their organizations to convince decision-makers to purchase and deploy our service. To the extent that these users do not become, or do not lead others to become, paying customers, we will not realize the intended benefits of this marketing strategy, and our ability to grow our business and revenue may be harmed.

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

Our success and ability to compete depend in part on our intellectual property. As of April 30, 2018, we had 68 issued patents in the United States, 18 issued patents in Great Britain, 2 issued patents in Canada, and 1 issued patent in Japan, that expire between 2027 and 2035, as well as 91 pending patent applications in the United States and 8 pending patent applications internationally. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We may also have to expend significant resources to obtain additional patents as we expand our international operations.

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

Generally accepted accounting principles (GAAP) in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued accounting standards update No. 2014-09 (ASC Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP which we adopted effective February 1, 2018. In addition, were we to change our critical accounting estimates, including the timing of recognition of subscription revenue and other revenue sources, our results of operations could be significantly impacted. These or other changes in accounting principles could adversely affect our financial results. See Part I, Item 1. Financial Statements—Note 1 for information regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who held shares of our Class B common stock as of May 31, 2018, including our executive officers, employees and directors and their affiliates, collectively held approximately 38.89% of the voting power of our outstanding capital stock as of such date. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively continue to control a significant percentage of the combined voting power of our capital stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of our Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from May 1, 2017 through April 30, 2018, the closing price of our Class A common stock ranged from $17.06 per share to $24.06 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

Date: June 8, 2018

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)