Form 10-Q
period 2018-07-31
BOX INC
filed 2018-09-07
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

As of August 31, 2018, the number of shares of the registrant’s Class A common stock outstanding was 141,610,389.

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

•	our ability to expand internationally;
•	expectations about competition and its effect in our market and our ability to compete;
•	the effects of seasonal trends on our operating results;
•	use of non-GAAP financial measures;
•	our belief regarding the sufficiency of our cash, cash equivalents and our credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months;
•	our expectations concerning relationships with third parties;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to realize the anticipated benefits of our partnerships with third parties;
•	the effects of new laws, policies, taxes and regulations on our business;
•	management’s plans, beliefs and objectives, including the importance of our brand and culture on our business;
•	our ability to maintain, protect and enhance our brand and intellectual property; and
•	future acquisitions of or investments in complementary companies, products, services or technologies and our ability to successfully integrate such companies or assets.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31,	January 31,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$203,726	$208,076
Accounts receivable, net of allowance of $2,324 and $1,856	114,779	162,133
Prepaid expenses and other current assets	16,459	11,391
Deferred commissions	16,855	17,589
Total current assets	351,819	399,189
Property and equipment, net	125,357	123,977
Intangible assets, net	—	24
Goodwill	18,740	16,293
Restricted cash	238	350
Deferred commissions, non-current	44,059	8,330
Other long-term assets	5,211	5,403
Total assets	$545,424	$553,566
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,960	$17,036
Accrued compensation and benefits	25,506	37,707
Accrued expenses and other current liabilities	24,818	26,198
Capital lease obligations	21,341	18,844
Deferred revenue	281,765	291,902
Deferred rent	2,947	2,280
Total current liabilities	369,337	393,967
Debt, non-current	40,000	40,000
Capital lease obligations, non-current	31,777	26,980
Deferred revenue, non-current	19,752	29,021
Deferred rent, non-current	45,552	45,882
Other long-term liabilities	3,879	2,748
Total liabilities	510,297	538,598
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	14	13
Additional paid-in capital	1,110,296	1,054,932
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive income	2	288
Accumulated deficit	(1,074,008)	(1,039,088)
Total stockholders’ equity	35,127	14,968
Total liabilities and stockholders’ equity	$545,424	$553,566

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Revenue	$148,222	$122,941	$288,729	$240,163
Cost of revenue	42,605	32,778	81,673	65,501
Gross profit	105,617	90,163	207,056	174,662
Operating expenses:
Research and development	41,830	34,042	80,078	67,576
Sales and marketing	76,984	73,271	153,982	143,934
General and administrative	24,022	21,846	46,075	42,127
Total operating expenses	142,836	129,159	280,135	253,637
Loss from operations	(37,219)	(38,996)	(73,079)	(78,975)
Interest expense, net	(91)	(236)	(161)	(515)
Other (loss) income, net	(579)	267	(922)	283
Loss before provision for income taxes	(37,889)	(38,965)	(74,162)	(79,207)
Provision for income taxes	196	320	560	164
Net loss	$(38,085)	$(39,285)	$(74,722)	$(79,371)
Net loss per common share, basic and diluted	$(0.27)	$(0.30)	$(0.54)	$(0.60)
Weighted-average shares used to compute net loss per share, basic and diluted	140,718	132,981	139,639	132,237

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Net loss	$(38,085)	$(39,285)	$(74,722)	$(79,371)
Changes in foreign currency translation adjustment*	(162)	149	(286)	178
Comprehensive loss	$(38,247)	$(39,136)	$(75,008)	$(79,193)

*	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended			Six Months Ended
	July 31,			July 31,
	2018	2017 (as adjusted)	*	2018	2017 (as adjusted)	*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,085)	$(39,285)		$(74,722)	$(79,371)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,849	9,765		23,244	19,337
Stock-based compensation expense	30,683	24,067		57,296	47,013
Amortization of deferred commissions	4,040	5,368		7,715	10,358
Other	26	19		5	41
Changes in operating assets and liabilities:
Accounts receivable, net	(23,754)	(25,124)		47,936	12,222
Deferred commissions	(8,588)	(5,835)		(13,304)	(8,619)
Prepaid expenses and other assets	267	(3,402)		(4,933)	(5,943)
Accounts payable	(1,680)	(121)		(1,205)	7,061
Accrued expenses and other liabilities	9,113	7,074		(15,604)	(3,893)
Deferred rent	294	1,189		337	1,719
Deferred revenue	14,568	16,524		(9,592)	(1,145)
Net cash (used in) provided by operating activities	(1,267)	(9,761)		17,173	(1,220)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,326)	(1,013)		(7,366)	(1,797)
Proceeds from sale of property and equipment	—	2		1	29
Acquisitions	(458)	—		(458)	—
Net cash used in investing activities	(3,784)	(1,011)		(7,823)	(1,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,469	2,957		12,831	5,413
Proceeds from issuances of common stock under employee stock purchase plan	—	—		11,846	8,881
Employee payroll taxes paid related to net share settlement of restricted stock units	(12,010)	(5,821)		(25,305)	(14,935)
Acquisition related contingent consideration	—	(991)		—	(991)
Payments of capital lease obligations	(5,752)	(4,176)		(12,902)	(7,912)
Net cash used in financing activities	(8,293)	(8,031)		(13,530)	(9,544)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(158)	149		(282)	178
Net decrease in cash, cash equivalents, and restricted cash	(13,502)	(18,654)		(4,462)	(12,354)
Cash, cash equivalents, and restricted cash, beginning of period	217,466	210,472		208,426	204,172
Cash, cash equivalents, and restricted cash, end of period	$203,964	$191,818		$203,964	$191,818
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$587	$466		$1,172	$889
Cash paid for income taxes, net of tax refunds	131	188		992	733
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued equipment purchases	$391	$2,054		$(2,177)	$890
Purchases of property and equipment under capital lease	8,465	5,972		18,521	15,681
Change in unpaid tax related to capital lease	150	200		235	435
Issuance of common stock in connection with acquisitions	1,053	—		1,053	—
Contingent consideration accruals in connection with acquisitions	936	—		936	—
Timing of settlement of stock options exercise	(1,007)	—		—	—
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH INFORMATION:
Cash and cash equivalents, beginning of period	$217,116	$183,691		$208,076	$177,391
Restricted cash, beginning of period	350	26,781		350	26,781
Cash, cash equivalents, and restricted cash, beginning of period	$217,466	$210,472		$208,426	$204,172
Cash and cash equivalents, end of period	$203,726	$165,275		$203,726	$165,275
Restricted cash, end of period	238	26,543		238	26,543
Cash, cash equivalents, and restricted cash, end of period	$203,964	$191,818		$203,964	$191,818

*	Adjusted due to the adoption of ASU 2016-18

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2018 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2018 and 2017, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2018 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2018. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. Other than items discussed under Recently Adopted Accounting Pronouncements and Summary of Significant Accounting Policies, there have been no other material changes to our critical accounting policies and estimates during the six months ended July 31, 2018 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of July 31, 2018, and our results of operations, including our comprehensive loss, and our cash flows for the three and six months ended July 31, 2018 and 2017. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2018 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2019.

Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income, or net income.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of the allowance for accounts receivable, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, estimate of standalone selling price allocation included in contracts with multiple performance obligations, the estimated expected benefit period for deferred commissions, observable price changes of non-marketable equity securities, fair values of stock-based awards, legal contingencies, and the provision for income taxes, including related reserves, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed deposit insurance coverage limits.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We sell to a broad range of customers, including resellers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are reasonably assured based on the size, industry diversification, financial condition and past transaction history of our customers. As of July 31, 2018, no single customer, including resellers, represented over 10% of total accounts receivable. As of January 31, 2018, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. One reseller, which is also a customer, represented over 10% of revenue for the three and six months ended July 31, 2018. No single customer represented over 10% of revenue for the three and six months ended July 31, 2017.

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

Geographic Locations

For the three and six months ended July 31, 2018, revenue attributable to customers in the United States and customers outside the United States was 76% and 24%, respectively. For the three and six months ended July 31, 2017, revenue attributable to customers in the United States and customers outside the United States was 79% and 21%, respectively. No other country outside of the United States comprised 10% or greater of our revenue for any of the periods presented.

Substantially all of our net assets are located in the United States. As of July 31, 2018 and January 31, 2018, property and equipment located in the United States was 91% and 95%, respectively.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 and its related amendments regarding Accounting Standards Codification Topic 606 (ASC Topic 606), Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of incremental costs related to obtaining customer contracts. We adopted ASC Topic 606, effective February 1, 2018, utilizing the modified retrospective method. This approach was applied to contracts that were not completed as of February 1, 2018, and the corresponding incremental costs of obtaining those contracts, which resulted in a cumulative effect adjustment to the opening balance of accumulative deficit at date of adoption. The adoption of this ASU primarily impacts the timing of our revenue recognition for certain sales contracts, the capitalization and amortization of incremental costs of obtaining a contract, and related disclosures. The reported results for fiscal year 2019 reflect the application of ASC Topic 606, while the reported results for fiscal year 2018 are not adjusted and continue to be reported under ASC Topic 605.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The adoption of ASC Topic 606 had no impact on our cash flows from operations.

The following table summarizes the adjustments made to account on the condensed consolidated balance sheet as of February 1, 2018 as a result of applying the modified retrospective method to adopt ASC Topic 606 (in thousands):

	As Reported	Adjustments		As Adjusted
	January 31, 2018	Revenue Recognition	Incremental Costs of Obtaining a Contract	February 1, 2018
Accounts receivable*	$162,133	$582		$162,715
Deferred commissions	17,589		$(3,449)	14,140
Deferred commissions, non-current**	8,330		32,855	41,185
Deferred revenue	291,902	(8,483)		283,419
Deferred revenue, non-current	29,021	(1,331)		27,690
Accumulated deficit	(1,039,088)	10,396	29,406	(999,286)

*	Contract assets are reported as part of accounts receivable upon the adoption of ASC Topic 606.
**

As of January 31, 2018, deferred commissions, non-current was reported as part of other long-term assets. The condensed consolidated balance sheet as of January 31, 2018 was reclassified to conform to the current period presentation.

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

Ongoing ASC Topic 606 Financial Statement Impact as of and for the three and six months ended July 31, 2018

Refer to “Note 2. Revenue” for the ongoing ASC Topic 606 impact on the condensed consolidated financial statement line items as of and for the three and six months ended July 31, 2018.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. We adopted ASU 2016-18, effective February 1, 2018, utilizing the retrospective transition method to each period presented. The adoption of ASU 2016-18 had a material impact on our prior period consolidated statements of cash flows. We revised the prior period cash flows from operating activities, beginning cash and cash equivalents balance, and ending cash and cash equivalents balance to reflect the change in presentation of restricted cash. The cash flows from operating activities for fiscal year 2018 and fiscal year 2017 have been adjusted to $35.4 million and negative $2.4 million, as compared to the previously recorded $61.8 million and negative $1.2 million, respectively. As of July 31, 2018 and January 31, 2018, our restricted cash balance was not material. For the three and six months ended July 31, 2018, as a result of the adoption of ASU 2016-18, the release of restricted cash, which was not material, was not reported as a cash inflow on our condensed consolidated statements of cash flows. For the three and six months ended July 31, 2017, the adoption of ASU 2016-18 decreases cash flows from operating activities by $0.2 million as indicated in the table below.

	Three Months Ended July 31, 2017			Six Months Ended July 31, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Changes in operating assets and liabilities:
Prepaid expenses and other assets, current and noncurrent*	$(3,164)	$(238)	$(3,402)	$(5,705)	$(238)	$(5,943)
Net cash used in operating activities	(9,523)	(238)	(9,761)	(982)	(238)	(1,220)
Net decrease in cash, cash equivalents, and restricted cash	(18,416)	(238)	(18,654)	(12,116)	(238)	(12,354)
Cash, cash equivalents, and restricted cash, beginning of period	183,691	26,781	210,472	177,391	26,781	204,172
Cash, cash equivalents, and restricted cash, end of period	165,275	26,543	191,818	165,275	26,543	191,818

*	Changes in restricted cash were included as part of prepaid expenses and other assets, current and noncurrent.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and its related amendments in February 2018, ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires entities to measure equity instruments at fair value and recognize any changes in fair value within the statement of operations. We adopted ASU 2016-01 and 2018-03 effective February 1, 2018 on a prospective basis for our privately held strategic equity securities without readily determinable fair values. We elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within the statement of operations. We assess our strategic investments portfolio quarterly for impairment. If the investment is considered to be other-than-temporarily impaired, we will record the investment at fair value by recognizing an impairment through the statement of operations and establishing a new carrying value for the investment. For the three and six months ended July 31, 2018, there was no adjustment for impairment or observable price change on the $0.1 million carrying value, which was included in other long-term assets on the condensed consolidated balance sheet.

In addition, the adoption of the ASU 2016-01 and 2018-03 resulted in changes to our accounting policies for fair value of financial instruments. Please see Summary of Significant Accounting Policies for a discussion of our updated policies.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to align the accounting for share-based payment awards issued to employees and nonemployees, particularly with regard to the measurement date and the impact of performance conditions. The new guidance requires equity-classified share-based payment awards issued to nonemployees to be measured on the grant date, instead of being remeasured through the performance completion date under the current guidance. We elected to early adopt ASU 2018-07 effective May 1, 2018. The new guidance is applied to all new equity-classified share-based payment awards issued to nonemployees after the date of adoption. In addition, for all previously issued equity-classified share-based payment awards to nonemployees for which a measurement date was not established by the adoption date, these awards were remeasured at fair value as of the adoption date. The adoption did not result in a material impact on our condensed consolidated financial statements.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, related to the accounting for income tax effects on intra-entity asset transfers of assets other than inventory. The new guidance requires reporting entities to recognize tax expense from the sale of assets when the transfer occurs, even though the pre-tax effects of the transaction are eliminated in consolidation. We adopted ASU 2016-16 in the first quarter of fiscal year 2019 on a modified retrospective basis. The adoption did not result in a material impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to record most leases on their balance sheet while recognizing expense in a manner similar to current lease accounting guidance. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new accounting guidance is effective for us beginning February 1, 2019, with early adoption permitted under the modified retrospective method. We are in the process of implementing changes to our systems, processes and controls, in conjunction with our review of existing lease agreements, in order to adopt the new standard in our first quarter of fiscal 2020. We expect that substantially all of our operating leases designated in “Note 7. Commitments and Contingencies” will be reported on the condensed consolidated balance sheets upon adoption.

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

Summary of Significant Accounting Policies

Except for the accounting policies for revenue recognition, deferred commissions, deferred revenue, accounts receivable and related allowance, and fair value of financial instruments detailed under Summary of Significant Accounting Policies, there have been no other material changes to our critical accounting policies and estimates during the six months ended July 31, 2018 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 31, 2018.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Subscription and Premier Services Revenues

Subscription and premier services revenue are generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer.

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

Deferred Revenue

Deferred revenue consists of billings and payments received in advance of revenue recognition generated by our subscription services, premier services, and professional services described above. ASC Topic 606 introduced the concept of contract liabilities, which is substantially similar to deferred revenue under previous accounting guidance.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 2. Revenue

Impact of ASC Topic 606 on Condensed Consolidated Financial Statement Line Items

The adoption of ASC Topic 606 impacted revenue recognition and incremental costs of obtaining a contract on our condensed consolidated balance sheet as of July 31, 2018 and statement of operations for the three and six months ended July 31, 2018. There was no impact on the total cash (used in) provided by operating activities for the three and six months ended July 31, 2018. Refer to Note 1 for a description of the primary impacts resulting from the adoption of ASC Topic 606.

The following tables present the amount by which each condensed consolidated financial statement line item is affected as of and for the three and six months ended July 31, 2018 by ASC Topic 606 (in thousands, except per share data):

	July 31, 2018
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change
ASSETS
Accounts receivable*	$114,779	$114,622	$157
Deferred commissions	16,855	14,623	2,232
Deferred commissions, non-current	44,059	7,041	37,018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	281,765	284,249	(2,484)
Deferred revenue, non-current	19,752	22,042	(2,290)
Accumulated deficit	(1,074,008)	(1,118,189)	44,181

*	Contract assets are reported as part of accounts receivable upon the adoption of ASC Topic 606.

	Three Months Ended July 31, 2018			Six Months Ended July 31, 2018
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change	As Reported	Balances without adoption of ASC Topic 606	Effect of Change
Revenue	$148,222	$150,941	$(2,719)	$288,729	$294,194	$(5,465)
Operating expenses:
Sales and marketing	76,984	82,588	(5,604)	153,982	163,826	(9,844)
Loss from operations	(37,219)	(40,104)	2,885	(73,079)	(77,458)	4,379
Net loss	(38,085)	(40,970)	2,885	(74,722)	(79,101)	4,379
Net loss per common share, basic and diluted	$(0.27)	$(0.29)	$0.02	$(0.54)	$(0.57)	$0.03
Weighted-average shares used to compute net loss per share, basic and diluted	140,718	140,718	140,718	139,639	139,639	139,639

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended July 31, 2018			Six Months Ended July 31, 2018
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change	As Reported	Balances without adoption of ASC Topic 606	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,085)	$(40,970)	$2,885	$(74,722)	$(79,101)	$4,379
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred commissions	4,040	5,980	(1,940)	7,715	11,942	(4,227)
Changes in operating assets and liabilities:
Accounts receivable, net	(23,754)	(23,793)	39	47,936	47,511	425
Deferred commissions	(8,588)	(4,924)	(3,664)	(13,304)	(7,687)	(5,617)
Deferred revenue	14,568	11,888	2,680	(9,592)	(14,632)	5,040
Net cash (used in) provided by operating activities	(1,267)	(1,267)	—	17,173	17,173	—

Contract Assets

Contract assets, which are presented within accounts receivable, were $0.2 million as of July 31, 2018.

Deferred Revenue

Deferred revenue was $301.5 million as of July 31, 2018. $115.2 million of revenue was recognized during the three months ended July 31, 2018 that was included in the deferred revenue balance as of April 30, 2018. $197.6 million of revenue was recognized during the six months ended July 31, 2018 that was included in the deferred revenue balance as of February 1, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

As of July 31, 2018, approximately $587.2 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on 66% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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

We measure restricted cash at fair value on a recurring basis. We classify this asset within Level 1 or Level 2 because they are valued using either quoted market prices for identical assets or inputs other than quoted prices that are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Restricted cash in the form of certificates of deposits related to our leases was not material as of July 31, 2018 and January 31, 2018, which was classified within Level 2.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31,	January 31,
	2018	2018
Prepaid expenses	$13,430	$8,494
Other current assets	3,029	2,897
Total prepaid expenses and other current assets	$16,459	$11,391

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	July 31,	January 31,
	2018	2018
Servers	$186,205	$170,422
Leasehold improvements	75,307	72,599
Computer hardware and software	15,920	14,558
Furniture and fixtures	15,288	14,254
Construction in progress	9,897	7,348
Total property and equipment	302,617	279,181
Less: accumulated depreciation	(177,260)	(155,204)
Total property and equipment, net	$125,357	$123,977

As of July 31, 2018, the gross carrying amount of property and equipment included $91.1 million of servers and $6.8 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $41.4 million. As of January 31, 2018, the gross carrying amount of property and equipment included $74.7 million of servers and related equipment and $3.7 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $29.1 million.

Depreciation expense related to property and equipment was $11.8 million and $9.7 million for the three months ended July 31, 2018 and 2017, respectively, and $23.2 million and $18.9 million for the six months ended July 31, 2018 and 2017, respectively. Included in these amounts was depreciation expense for servers acquired under capital leases in the amount of $6.4 million and $4.6 million for the three months ended July 31, 2018 and 2017, respectively and $12.3 million and $8.4 million for six months ended July 31, 2018 and 2017, respectively. Construction in progress primarily consists of servers and networking equipment and storage infrastructure being provisioned in our datacenter facilities. In addition, the amounts of interest capitalized to property and equipment were not material for the three and six months ended July 31, 2018 and 2017.

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	July 31,	January 31,
	2018	2018
Deposits, non-current	$2,686	$2,934
Other assets, non-current	2,525	2,469
Other long-term assets	$5,211	$5,403

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Business Combinations

Other Business Combinations and Similar Transactions

During the second quarter of fiscal year 2019, we entered into agreements to hire certain employees from three privately-held technology companies for total aggregate consideration of $2.4 million paid in a mix of cash and shares of our Class A common stock. We accounted for these transactions as business combinations. The entire consideration for these transactions was allocated to goodwill. Goodwill is primarily attributable to the enhancement of the Box user experience and the value of hired personnel. The aggregate amount of contingent consideration payments related to indemnification was not material. The aggregate transaction costs associated with these transactions were not material. Goodwill is deductible for U.S. income tax purposes.

Results of operations for these business combinations have been included in our condensed consolidated statements of operations subsequent to the transaction completion date and were not material. Pro forma results of operations for these transactions have not been presented because they were also not material to the consolidated results of operations.

Note 6. Goodwill and Intangible Assets

Goodwill activity is reflected in the following table (in thousands):

Balance as of January 31, 2018	$16,293
Goodwill acquired	2,447
Balance as of July 31, 2018	$18,740

Intangible amortization expense was not material for the three and six months ended July 31, 2018 and 2017. Amortization of acquired technology is included in cost of revenue and amortization for trade names is included in general and administrative expenses in the condensed consolidated statements of operations. As of July 31, 2018, all intangible assets were fully amortized.

Note 7. Commitments and Contingencies

Letters of Credit

As of July 31, 2018 and January 31, 2018, we had letters of credit in the aggregate amount of $26.8 million and $26.4 million, respectively, in connection with our operating leases, which were primarily issued under the available sublimit of $30.0 million in conjunction with a secured credit agreement entered on November 27, 2017.  Refer to Note 8 for additional details related to the secured credit agreement mentioned.

Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and datacenters with lease periods expiring primarily between fiscal years 2020 and 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.

We also entered into various capital lease arrangements to obtain servers and related equipment for our operations. These agreements typically have an initial term of three to four years. The leases are secured by the underlying leased servers and related equipment.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of July 31, 2018, future minimum lease payments under non-cancellable capital and operating leases are as follows (in thousands):

Years ending January 31:	Capital Leases	Operating Leases, net of Sublease Income
Remainder of 2019	$12,135	$17,442
2020	19,343	35,855
2021	15,290	36,576
2022	7,436	34,350
2023	961	26,453
Thereafter	—	143,298
Total minimum lease payments	$55,165	$293,974
Less: amount representing interest	(2,047)
Present value of minimum lease payments	$53,118

We sublease certain floors of our headquarters and San Francisco office. These subleases have terms ranging from 25 to 55 months that will expire at various dates by fiscal year 2023. Non-cancellable sublease proceeds for the years ending January 31, 2019, 2020, 2021, 2022, and 2023 of $3.8 million, $7.7 million, $7.0 million, $5.0 million, and $4.2 million, respectively, are included in the table above.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. We did not have material asset retirement obligations as of July 31, 2018 and January 31, 2018.

We recognize rent expense under our operating leases on a straight-line basis. Rent expense totaled $8.3 million and $6.9 million, net of sublease income of $2.1 million and $1.9 million for the three months ended July 31, 2018 and 2017, respectively, and rent expense totaled $16.6 million and $12.2 million, net of sublease income of $4.0 million and $3.7 million for the six months ended July 31, 2018 and 2017, respectively.

Purchase Obligations

As of July 31, 2018, future payments under non-cancellable contractual purchases, which relate primarily to infrastructure services, datacenter operations, and sales and marketing activities, are as follows (in thousands):

Years ending January 31:
Remainder of 2019	$21,845
2020	46,594
2021	11,383
2022	1,514
2023	851
Thereafter	694
$82,881

Legal Matters

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2018.

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

On November 29, 2017, the restrictions on our certificates of deposits that previously collateralized existing letters of credit were released as the letters of credit were included under the November 2017 Facility letter of credit sublimit. As such, we released $26.1 million from restricted cash to cash and cash equivalents. Refer to Note 7 for additional details on the letters of credit and Note 3 for additional details on restricted cash in the form of certificates of deposits.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of July 31, 2018, we were in compliance with all financial covenants.

In connection with the above credit facilities, for the three and six months ended July 31, 2018 and 2017, interest expense, net of capitalized interest costs, was not material. During the same periods, the amounts of interest capitalized were not material. Interest expense in connection with the above credit facilities may include interest charges for our line of credit, amortization of issuance costs, and unused commitment fees on our line of credit.

Note 9. Stockholders’ Equity

Material modification of rights of security holders

On June 14, 2018, all of our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock pursuant to the terms of our Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. The conversion occurred pursuant to Article IV of the Amended and Restated Certificate of Incorporation, which provided that each one share of Class B common stock would convert automatically, without any further action, into one share of Class A common stock on the first trading day falling on or after the date on which the outstanding shares of Class B common stock represent less than 5% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. On June 15, 2018, we filed a certificate with the Secretary of State of the State of Delaware effecting the retirement and cancellation of our Class B common stock. This certificate of retirement had the additional effect of eliminating the authorized Class B common stock, thereby reducing the total number of our authorized shares of common stock by 200,000,000.

Our Class A and Class B common stock are referred to as common stock throughout the notes to the financial statements, unless otherwise noted. After June 14, 2018, common stock refers to our Class A common stock.

Common stock

As of July 31, 2018, we had authorized 1,000,000,000 shares of Class A common stock, par value of $0.0001 per share. As of July 31, 2018, 141,605,601 shares of Class A common stock were issued and outstanding.

As of January 31, 2018, we had authorized 1,000,000,000 shares of Class A common stock and 200,000,000 shares of Class B common stock, each at par value of $0.0001 per share. As of January 31, 2018, 125,933,323 shares of Class A common stock and 11,383,525 shares of Class B common stock were issued and outstanding.

Preferred stock

As of July 31, 2018 and January 31, 2018, we had authorized 100,000,000 shares of undesignated preferred stock, par value of $0.0001 per share. No shares issued and outstanding in the same respective periods.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Twenty-five percent of each grant of stock options and restricted stock units generally vest one year from the vesting commencement date and continue to vest (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter. As of July 31, 2018, 19,348,110 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of July 31, 2018, 2,571,580 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2018	10,843,120	$8.32	5.74	$150,922
Options granted	697,686	20.84
Option exercised	(1,446,438)	8.87
Options forfeited/cancelled	(408,689)	13.93
Balance as of July 31, 2018	9,685,679	$8.90	5.44	$146,041
Vested and expected to vest as of July 31, 2018	9,601,241	$8.82	5.41	$145,527
Exercisable as of July 31, 2018	7,817,955	$6.73	4.66	$134,679

The aggregate intrinsic value of options vested and expected to vest and exercisable as of July 31, 2018 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the six months ended July 31, 2018 and 2017 was $22.5 million and $11.2 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested for the six months ended July 31, 2018 and 2017 was $3.9 million and $4.8 million, respectively. The weighted-average grant date fair value of options granted to employees during the six months ended July 31, 2018 and 2017 was $8.23 and $6.82 per share, respectively.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of July 31, 2018, there was $11.1 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.74 years. Out of the total unrecognized stock-based compensation expense, as of July 31, 2018, $4.7 million related to outstanding performance-based stock option, based on the probable market-based performance goals and service condition at that date, which is expected to be recognized over a weighted-average period of 3.54 years.

Performance-Based Stock Options

In April 2017, the compensation committee of our board of directors approved and granted 475,000 performance-based stock options under the 2015 Plan to certain executive officers where vesting is subject to both the continued employment of the participant and the achievement of market-based performance goals established by the compensation committee. Subject to both the continued employment of the participant and the achievement of market-based performance goals established by the compensation committee, 25% of the performance-based options vest one year from the vesting commencement date, and 1/48th continue to vest each month thereafter. The total amount of compensation expense recognized is based on the number of shares that we determine are probable of vesting and is recognized over the vesting term of the awards. Of the 475,000 performance-based stock options, 250,000 were forfeited in connection with a participant’s resignation of employment during the three months ended October 31, 2017. As of July 31, 2018, the market-based performance goals were met. The performance-based stock options are vesting based on the continued employment of the participant. The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method.

In April 2018, the compensation committee of our board of directors approved and granted 650,000 performance-based stock options under the 2015 Plan to certain executive officers where vesting is subject to both the continued employment of the participant and the achievement of market-based performance goals established by the compensation committee. Subject to both the continued employment of the participant and the achievement of market-based performance goals established by the compensation committee, 25% of the performance-based options vest one year from the vesting commencement date, and 1/48th continue to vest each month thereafter. The total amount of compensation expense recognized is based on the number of shares that we determine are probable of vesting and is recognized over the vesting term of the awards. As of July 31, 2018, the market-based performance goals were not met. The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2018	14,619,252	$16.42
Granted	6,968,238	22.26
Vested, net of shares withheld for employee payroll taxes	(1,786,786)	16.30
Forfeited/cancelled	(1,940,121)	16.97
Unvested balance - July 31, 2018	17,860,583	$18.65

As of July 31, 2018, there was $261.8 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 3.11 years.

2015 ESPP

As of July 31, 2018, there was $11.8 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Cost of revenue	$3,561	$2,663	$6,682	$5,131
Research and development	11,477	9,554	21,625	18,714
Sales and marketing	9,932	7,934	17,993	15,674
General and administrative	5,713	3,916	10,996	7,494
Total stock-based compensation	$30,683	$24,067	$57,296	$47,013

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions.

	Three Months Ended						Six Months Ended
	July 31,						July 31,
	2018			2017			2018			2017
Employee Stock Options
Expected term (in years)	5.5	-	5.8	5.5	-	6.0	5.5	-	5.8	5.5	-	6.0
Risk-free interest rate	2.2%	-	2.3%	1.8%	-	2.0%	2.2%	-	2.3%	1.8%	-	2.4%
Volatility	45%	-	45%	38%	-	39%	45%	-	45%	38%	-	40%
Dividend yield			0%			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0
Risk-free interest rate	2.0%	-	2.3%	0.9%	-	1.4%	2.0%	-	2.3%	0.9%	-	1.4%
Volatility	37%	-	50%	28%	-	43%	37%	-	50%	28%	-	43%
Dividend yield			0%			0%			0%			0%

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

Expected Volatility. We estimate the expected volatility of the stock option grants and 2015 ESPP purchase rights based on the historical volatility of our Class A common stock over a period equivalent to the expected term of the stock option grants and 2015 ESPP purchase rights, respectively.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Net Loss per Share

On June 14, 2018, all of our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock pursuant to the terms of our Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. Refer to Note 9 for additional details related to the conversion of Class B common stock.

For periods where there were Class B shares outstanding, we calculate our basic and diluted net loss per share in conformity with the two-class method required for companies with participating securities. Under the two-class method, basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock, restricted stock units, shares issuable pursuant to our employee stock purchase plan, shares subject to repurchase from early exercised options and unvested restricted stock, and contingently issuable shares are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is antidilutive.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,
	2018		2017
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(37,001)	$(1,084)	$(27,909)	$(11,376)

Denominator:
Weighted-average number of shares outstanding— basic and diluted	136,712	4,006	94,471	38,510
Net loss per share—basic and diluted	$(0.27)	$(0.27)	$(0.30)	$(0.30)

	Six Months Ended July 31,
	2018		2017
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(70,718)	$(4,004)	$(50,163)	$(29,208)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	132,156	7,483	83,574	48,663
Net loss per share—basic and diluted	$(0.54)	$(0.54)	$(0.60)	$(0.60)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017
Options to purchase common stock	10,085	12,345	10,301	12,267
Restricted stock units	15,095	13,624	14,313	13,088
Employee stock purchase plan	2,173	1,989	1,841	2,075
Repurchasable shares from early-exercised options and unvested restricted stock	—	214	—	227
Contingently issuable common stock	—	54	—	56
	27,353	28,226	26,455	27,713

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Income Taxes

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

The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make the related election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined the related election. At July 31, 2018, because we are still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, we are unable to make a reasonable estimate and have not reflected any adjustments related to GILTI in our financial statements.

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

We were founded and publicly launched our platform in 2005 with a simple but powerful idea: to make it incredibly easy for people to securely manage, share and collaborate on their most important content online. In 2006, we introduced a free version of our product in order to rapidly grow our user base, and we surpassed one million registered users by July 2007. As users began to bring our solution into the workplace, we learned that businesses were eager for a solution to empower user-friendly content sharing and collaboration in a secure, manageable way. Starting in 2007, we began enhancing our platform to serve businesses and large enterprises, which meant expanding our business functionality with features such as our administrative console, identity integration, activity reporting and full-text search. To further satisfy the requirements of IT departments in large organizations, we began to invest heavily in enhancing the security of our platform. Also in 2007, we began to build an enterprise sales team. The continual evolution of our platform features allowed our sales team to sell into increasingly larger organizations. To empower users to work securely from anywhere, we built native applications for all major mobile platforms. The introduction of our iPad application in 2010 further accelerated enterprise adoption of our platform. In 2012, we introduced our Box OneCloud platform and our Box Embed framework to encourage developers and independent software vendors (ISVs) to build powerful applications that connect to Box, furthering the reach of the Box service. We continued to innovate by expanding our offerings to include Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; Box Zones, which gives global customers the ability to store their data locally in certain regions; Box Platform, which further enables customers and partners to build enterprise apps using the Box Platform; Box Relay, which allows our end users to easily build, manage and track their own workflows; and Box GxP Validation, which is a new approach for maintaining always-on GxP compliance in the cloud for both regulated and unregulated content. We continued to expand our international presence as we moved to a new European headquarters in London’s Tech City in 2017 and a new office in Tokyo in 2018.

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

We have achieved significant growth in a short period of time. Our user base includes 61.6 million registered users. We define a registered user as a Box account that has been provisioned a unique user identification number. As of July 31, 2018, 18% of our registered users were paying users who registered as part of a larger enterprise or business account or by using a paid personal account. As of July 31, 2018, we had over 87,000 paying organizations, and our solution was offered in 24 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

For the six months ended July 31, 2018 and 2017, our revenue was $288.7 million and $240.2 million, respectively, representing year-over-year growth of 20%, and our net losses were $74.7 million and $79.4 million, respectively. For the six months ended July 31, 2018 and 2017, revenue from customers outside the United States represented 24% and 21% of our revenue, respectively. Box is headquartered in Redwood City, California and operates offices across the United States, Europe, and Asia.

Our Business Model

Our business model focuses on maximizing the lifetime value of a customer relationship. We make significant investments in acquiring new customers and believe that we will be able to achieve a positive return on these investments by retaining customers, cross-selling our add-on products and expanding the size of our deployments within our customer base over time. In connection with the acquisition of new customers, we incur and recognize significant upfront costs. These costs include sales and marketing costs associated with acquiring new customers, such as sales commission expenses, which are deferred and then amortized over a period of benefit, and marketing costs, which are expensed as incurred. Due to our subscription model, we recognize revenue ratably over the term of the contract, which commences when control of these services are transferred to a customer. Although our objective is for each customer to be profitable for us over the duration of our relationship, the costs we incur with respect to any customer relationship, whether a new customer or an expansion within an existing customer, may exceed revenue in earlier periods because we recognize those costs faster than we recognize the associated revenue.

Because of these dynamics, we experience a range of profitability with our customers depending in large part upon their current stage of the customer phase. We generally incur higher sales and marketing expenses for new customers and existing customers who are still in an expanding stage. For new customers, our associated sales and marketing expenses typically exceed the first year revenue we recognize from those customers. For customers who are expanding their use of Box, we incur various associated marketing expenses as well as sales commission expenses, though we typically recognize higher revenue than sales and marketing expenses. For typical customers who are renewing their Box subscriptions, our associated sales and marketing expenses are significantly less than the revenue we recognize from those customers. These differences are primarily driven by the higher compensation we provide to our sales force for new customers and customer subscription expansions compared to the compensation we provide to our sales force for routine subscription renewals by customers. In addition, our sales and marketing expenses, other than the compensation we provide to our sales force, are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions. We believe that, over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we will experience lower associated sales and marketing expenses as a percentage of revenue.

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

	Three Months Ended			Six Months Ended
	July 31,			July 31,
	2018	2017		2018	2017
Billings (in thousands)	$162,828	$139,465		$279,562	$239,018
Billings growth rate	17%	31%		17%	31%
Free cash flow (in thousands)	(10,345)	(14,950)	*	(3,095)	(10,929)	*
Retention rate (period end)	108%	113%		108%	113%

*	Adjusted due to the adoption of ASU 2016-18

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

Billings increased 17% in the six months ended July 31, 2018 over the six months ended July 31, 2017. The increase in billings was primarily driven by the addition of new customers, expansion of the number of users within existing customers, and strong attach rates of add-on products, partially offset by an enhanced developer access fee from one of our resellers.

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

For the third quarter of fiscal year 2019, due to the invoicing of multiyear prepayments and the impact from the enhanced developer access fee in the same quarter prior year, we expect our revenue growth to outpace our billings growth. For the six months ending January 31, 2019, we expect to continue to normalize payment durations such that, aside from the impact from the enhanced developer fee, we expect our billings growth and revenue growth to correlate with one another. In addition, as we have gained and expect to continue to gain more traction with large enterprise customers, we also anticipate our quarterly billings to increasingly concentrate in the back half of our fiscal year, especially in the fourth quarter.

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2018	*	2017	**	2018	*	2017	**
GAAP revenue	$148,222		$122,941		$288,729		$240,163
Deferred revenue, end of period	301,517		240,839		301,517		240,839
Less: deferred revenue, beginning of period	(286,949)		(224,315)		(311,109)	***	(241,984)
Contract assets, beginning of period ****	195		—		582		—
Less: contract assets, end of period ****	(157)		—		(157)		—
Billings	$162,828		$139,465		$279,562		$239,018

*	As reported under ASC Topic 606
**	As reported under ASC Topic 605
***	Balance as of February 1, 2018 upon the adoption of ASC Topic 606
****	Contract assets are reported as part of accounts receivable upon the adoption of ASC Topic 606.

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of capital lease obligations, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. Prior to our adoption of ASU 2016-18, Statement of Cash Flows: Restricted Cash, historically, we excluded the use and release of restricted cash to guarantee a significant letter of credit for our Redwood City headquarters from our free cash flow. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash (used in) provided by operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section of this report. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

Free cash flow for the six months ended July 31, 2018 was negative $3.1 million, an improvement of $7.8 million as compared to the six months ended July 31, 2017. The increase in free cash flow was primarily driven by an increase in cash flows provided by operating activities of $18.4 million, partially offset by an increase in capital expenditures of $5.6 million and an increase in capital lease obligation principal payments of $5.0 million. The primary factors affecting the increase in cash flows provided by operating activities included an increase in non-cash charges of $11.5 million and changes in our operating assets and liabilities of $2.2 million and improvement of our net loss. The increase in capital expenditures was primarily related to our facilities investments in London, Austin, and Tokyo. The increase in capital lease payments was due to our continued investment in our data center operations.

Retention Rate

Retention rate is defined as the net percentage of Total Account Value (TAV) retained from existing customers, including expansion. We calculate our retention rate as of a period end by starting with the TAV from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period TAV) and a subscription term of at least 12 months. We then calculate TAV from these same customers as of the current period end (Current Period TAV). Finally, we divide the Current Period TAV by the Prior Period TAV to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the six months ended July 31, 2018. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 108% and 113% as of July 31, 2018 and 2017, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% of the Prior Period TAV. Our strong retention rates were primarily attributable to strong seat growth in existing customers and strong attach rates of add-on products. We believe our investments in product, Customer Success, and Box Consulting have been a significant factor in our strong customer retention results. As we penetrate customer accounts, we expect our retention rate to remain above 100% for the foreseeable future.

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

To date, practically all of our revenue has been derived from subscription and premier services. Subscription and premier services revenue are driven primarily by the number of customers, the number of seats sold to each customer and the price of our services.

Subscription and premier services revenue are generally recognized on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Our subscription and premier services contracts are typically non-cancellable and do not contain refund-type provisions. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging between one month to three years or more.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities, information technology costs, and employee benefit costs.

Research and Development. Research and development expense consists primarily of employee compensation and related expenses, as well as allocated overhead. Our research and development efforts are focused on scaling our platform, adding enterprise grade features, functionality and security, and workflow capabilities to enhance the ease of use of our cloud content management services. We expect our research and development expense to increase in dollars but remain stable as a percentage of revenue over time, even as we continue to make significant enhancements to our products and services.

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

General and Administrative. General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, recruiting, information systems, security, and compliance, fees for external professional services and cloud based enterprise systems, as well as allocated overhead. External professional services fees are primarily comprised of outside legal, accounting, temporary services, audit and outsourcing services. We expect our general and administrative expense to increase in dollars but to decrease as a percentage of revenue over time as we benefit from even greater operational efficiencies.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue	$148,222	$122,941	$288,729	$240,163
Cost of revenue(1)(2)	42,605	32,778	81,673	65,501
Gross profit	105,617	90,163	207,056	174,662
Operating expenses:
Research and development(2)	41,830	34,042	80,078	67,576
Sales and marketing(1)(2)	76,984	73,271	153,982	143,934
General and administrative(1)(2)	24,022	21,846	46,075	42,127
Total operating expenses	142,836	129,159	280,135	253,637
Loss from operations	(37,219)	(38,996)	(73,079)	(78,975)
Interest expense, net	(91)	(236)	(161)	(515)
Other (loss) income, net	(579)	267	(922)	283
Loss before provision for income taxes	(37,889)	(38,965)	(74,162)	(79,207)
Provision for income taxes	196	320	560	164
Net loss	$(38,085)	$(39,285)	$(74,722)	$(79,371)
Net loss per common share, basic and diluted	$(0.27)	$(0.30)	$(0.54)	$(0.60)
Weighted-average shares used to compute net loss per share, basic and diluted	140,718	132,981	139,639	132,237

(1) Includes intangible assets amortization as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of revenue	$—	$—	$—	$365
Sales and marketing	8	—	9	—
General and administrative	2	38	15	77
Total intangible assets amortization	$10	$38	$24	$442

(2) Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of revenue	$3,561	$2,663	$6,682	$5,131
Research and development	11,477	9,554	21,625	18,714
Sales and marketing	9,932	7,934	17,993	15,674
General and administrative	5,713	3,916	10,996	7,494
Total stock-based compensation	$30,683	$24,067	$57,296	$47,013

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)	29	27	28	27
Gross profit	71	73	72	73
Operating expenses:
Research and development(2)	28	27	28	28
Sales and marketing(1)(2)	52	60	53	60
General and administrative(1)(2)	16	18	16	18
Total operating expenses	96	105	97	106
Loss from operations	(25)	(32)	(25)	(33)
Interest expense, net	—	—	—	—
Other (loss) income, net	(1)	—	(1)	—
Loss before provision for income taxes	(26)	(32)	(26)	(33)
Provision for income taxes	—	—	—	—
Net loss	(26)%	(32)%	(26)%	(33)%

(1) Includes intangible assets amortization as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Cost of revenue	—%	—%	—%	—%
Sales and marketing	—	—	—	—
General and administrative	—	—	—	—
Total intangible assets amortization	—%	—%	—%	—%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Cost of revenue	2%	2%	2%	2%
Research and development	8	8	8	8
Sales and marketing	7	7	6	7
General and administrative	4	3	4	3
Total stock-based compensation	21%	20%	20%	20%

Comparison of the Three Months Ended July 31, 2018 and 2017

Revenue

	Three Months Ended
	July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenue	$148,222	$122,941	$25,281	21%

Revenue was $148.2 million for the three months ended July 31, 2018, compared to $122.9 million for the three months ended July 31, 2017, representing an increase of $25.3 million, or 21%. The increase would otherwise be 23% under ASC Topic 605 had we not adopted ASC Topic 606. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 15% from July 31, 2017 to July 31, 2018, and strong attach rates of add-on products, which strengthened our price per seat. Also, in this period, we experienced strong renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 108% as of July 31, 2018.

Cost of Revenue

	Three Months Ended
	July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$42,605	$32,778	$9,827	30%
Percentage of revenue	29%	27%

Cost of revenue was $42.6 million, or 29% of revenue, for the three months ended July 31, 2018, compared to $32.8 million, or 27% of revenue, for the three months ended July 31, 2017, representing an increase of $9.8 million, or 30%. The increase in absolute dollars was primarily due to an increase of $2.4 million in employee and related costs and an increase of $0.9 million in stock-based compensation expense primarily driven by the increase in headcount from 246 as of July 31, 2017 to 300 as of July 31, 2018, an increase of $1.7 million in datacenter and hosted data service costs, a net increase of $1.6 million in depreciation primarily related to additional data center equipment, and an increase of $1.1 million in rent primarily related to the expansion of new data centers. Cost of revenue as a percentage of revenue increased 2 points year-over-year. While we continue to optimize infrastructure efficiencies and expand our data center infrastructure to support the growth in our paying customers, we expect our cost of revenue spending in absolute dollars to increase but remain consistent as a percentage of revenue during the remainder of the fiscal year ending January 31, 2019.

Research and Development

	Three Months Ended
	July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Research and development	$41,830	$34,042	$7,788	23%
Percentage of revenue	28%	27%

Research and development expenses were $41.8 million, or 28% of revenue, for the three months ended July 31, 2018, compared to $34.0 million, or 27% of revenue, for the three months ended July 31, 2017, representing an increase of $7.8 million, or 23%. The increase in absolute dollars was primarily due to an increase of $4.4 million in employee and related costs and an increase of $1.9 million in stock-based compensation expense primarily driven by the increase in headcount from 316 employees as of July 31, 2017 to 400 employees as of July 31, 2018. In addition, there was an increase of $0.7 million related to outside agency costs and consulting services. Research and development expense as a percentage of revenue increased 1 point year-over-year as we continue to invest in enhancing our product and services, develop new products, and further differentiate our offerings. We expect our research and development expense to increase in dollars but remain essentially stable as a percentage of revenue over time, even as we continue to make significant enhancements to our products and services and develop new products.

Sales and Marketing

	Three Months Ended
	July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$76,984	$73,271	$3,713	5%
Percentage of revenue	52%	60%

Sales and marketing expenses were $77.0 million, or 52% of revenue, for the three months ended July 31, 2018, compared to $73.3 million, or 60% of revenue, for the three months ended July 31, 2017, representing an increase of $3.7 million, or 5%. The increase in absolute dollars was primarily due to an increase of $4.8 million in employee and related costs and an increase of $2.0 million in stock-based compensation expense primarily driven by the increase in headcount from 828 employees as of July 31, 2017 to 949 employees as of July 31, 2018. In addition, there was an increase of $2.4 million in allocated costs attributable mainly to increased facilities and infrastructure costs. The increase in sales and marketing expenses was partially offset by a $4.2 million decrease of commission costs due to the adoption of ASC Topic 606 and a $0.9 million decrease in datacenter and customer support costs to support our free users. Sales and marketing expenses as a percentage of revenue decreased 8 points year-over-year due to our focus on sales and marketing productivity, the adoption of ASC Topic 606, and a decrease in cost to support our free users. We expect to continue to invest aggressively to capture our large market opportunity globally and capitalize on our competitive position with continued focus on our long-term margin objectives. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will continue to decrease as a percentage of revenue.

General and Administrative

	Three Months Ended
	July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
General and administrative	$24,022	$21,846	$2,176	10%
Percentage of revenue	16%	18%

General and administrative expenses were $24.0 million, or 16% of revenue, for the three months ended July 31, 2018, compared to $21.8 million, or 18% of revenue, for the three months ended July 31, 2017, representing an increase of $2.2 million, or 10%. The increase in absolute dollars was primarily due to an increase of $1.8 million in stock-based compensation expense and an increase of $1.5 million in employee and related costs primarily driven by the increase in headcount from 278 employees as of July 31, 2017 to 311 employees as of July 31, 2018 as well as an increase in equity grants. The increase in general and administrative expenses was partially offset by a $0.5 million decrease in outside agency and contractor costs. Despite an increase in absolute dollars, general and administrative expense as a percentage of revenue decreased 2 percentage point year-over-year as we continued to benefit from greater operational efficiency and scale.

Comparison of the Six Months Ended July 31, 2018 and 2017

Revenue

	Six Months Ended
	July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenue	$288,729	$240,163	$48,566	20%

Revenue was $288.7 million for the six months ended July 31, 2018, compared to $240.2 million for the six months ended July 31, 2017, representing an increase of $48.6 million, or 20%. The increase would otherwise be 22% under ASC Topic 605 had we not adopted ASC Topic 606. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 15% from July 31, 2017 to July 31, 2018, and strong attach rates of add-on products, which strengthened our price per seat. Also, in this period, we experienced strong renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 108% as of July 31, 2018.

Cost of Revenue

	Six Months Ended
	July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$81,673	$65,501	$16,172	25%
Percentage of revenue	28%	27%

Cost of revenue was $81.7 million, or 28% of revenue, for the six months ended July 31, 2018, compared to $65.5 million, or 27% of revenue, for the six months ended July 31, 2017, representing an increase of $16.2 million, or 25%. The increase in absolute dollars was primarily due to an increase of $4.4 million in employee and related costs and an increase of $1.6 million in stock-based compensation expense primarily driven by the increase in headcount from 246 as of July 31, 2017 to 300 as of July 31, 2018, a net increase of $3.4 million in depreciation primarily related to additional data center equipment, an increase of $2.5 million in rent primarily related to the expansion of new data centers, and a $1.1 million increase in enterprise subscription software. Cost of revenue as a percentage of revenue increased 1 point year-over-year. While we continue to optimize infrastructure efficiencies and expand our data center infrastructure to support the growth in our paying customers, we expect our cost of revenue spending in absolute dollars to increase but remain consistent as a percentage of revenue during the remainder of the fiscal year ending January 31, 2019.

Research and Development

	Six Months Ended
	July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Research and development	$80,078	$67,576	$12,502	19%
Percentage of revenue	28%	28%

Research and development expenses were $80.1 million, or 28% of revenue, for the six months ended July 31, 2018, compared to $67.6 million, or 28% of revenue, for the six months ended July 31, 2017, representing an increase of $12.5 million, or 19%. The increase in absolute dollars was primarily due to an increase of $7.8 million in employee and related costs and an increase of $2.9 million in stock-based compensation expense primarily driven by the increase in headcount from 316 employees as of July 31, 2017 to 400 employees as of July 31, 2018. In addition, there was an increase of $1.0 million related to outside agency costs and consulting services. Research and development expense as a percentage of revenue remained stable year-over-year. We continue to invest in enhancing our product and services, develop new products, and further differentiate our offerings. We expect our research and development expense to increase in dollars but remain essentially stable as a percentage of revenue over time, even as we continue to make significant enhancements to our products and services and develop new products.

Sales and Marketing

	Six Months Ended
	July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$153,982	$143,934	$10,048	7%
Percentage of revenue	53%	60%

Sales and marketing expenses were $154.0 million, or 53% of revenue, for the six months ended July 31, 2018, compared to $143.9 million, or 60% of revenue, for the six months ended July 31, 2017, representing an increase of $10.0 million, or 7%. The increase in absolute dollars was primarily due to an increase of $11.7 million in employee and related costs and $2.3 million in stock-based compensation expense primarily driven by the increase in headcount from 828 employees as of July 31, 2017 to 949 employees as of July 31, 2018. In addition, there was an increase of $5.4 million in allocated costs attributable mainly to increased facilities and infrastructure costs. The increase in sales and marketing expenses was partially offset by a $7.6 million decrease of commission costs due to the adoption of ASC Topic 606, and a $2.2 million decrease in datacenter and customer support costs to support our free users. Sales and marketing expenses as a percentage of revenue decreased 7 points year-over-year due to the adoption of ASC Topic 606, a decrease in cost to support our free users, and our focus on sales and marketing productivity. We expect to continue to invest aggressively to capture our large market opportunity globally and capitalize on our competitive position with continued focus on our long-term margin objectives. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will continue to decrease as a percentage of revenue.

General and Administrative

	Six Months Ended
	July 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
General and administrative	$46,075	$42,127	$3,948	9%
Percentage of revenue	16%	18%

General and administrative expenses were $46.1 million, or 16% of revenue, for the six months ended July 31, 2018, compared to $42.1 million, or 18% of revenue, for the six months ended July 31, 2017, representing an increase of $3.9 million, or 9%. The increase in absolute dollars was primarily due to an increase of $3.5 million in stock-based compensation expense and an increase of $2.2 million in employee and related costs primarily driven by the increase in headcount from 278 employees as of July 31, 2017 to 311 employees as of July 31, 2018 as well as an increase in equity grants. The increase in general and administrative expenses was partially offset by a $1.4 million decrease in outside agency and contractor costs. Despite an increase in absolute dollars, general and administrative expense as a percentage of revenue decreased 2 percentage point year-over-year as we continued to benefit from greater operational efficiency and scale.

Liquidity and Capital Resources

	Six Months Ended
	July 31,
	2018	2017 (as adjusted)*
	(in thousands)
Net cash provided by (used in) operating activities	$17,173	$(1,220)
Net cash used in investing activities	(7,823)	(1,768)
Net cash used in financing activities	(13,530)	(9,544)

*	Adjusted due to the adoption of ASCU 2016-18

As of July 31, 2018, we had cash and cash equivalents of $203.7 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits and certificates of deposits. Since our inception, we have financed our operations primarily through equity, cash generated from sales and, to a lesser extent, debt financing. We believe our existing cash and cash equivalents, together with our capital leases and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

Operating Activities

For the six months ended July 31, 2018, cash provided by operating activities was $17.2 million. The primary factors affecting our operating cash flows during this period were our net loss of $74.7 million, offset by non-cash charges of $57.3 million for stock-based compensation, $23.2 million for depreciation and amortization of our property and equipment and intangible assets, $7.7 million for amortization of deferred commissions, and net cash inflows of $3.6 million provided by changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $47.9 million decrease in accounts receivable that was primarily due to the seasonality of our billings and relative timing of our cash collections between the two periods, a $15.6 million decrease in accrued expenses and other liabilities primarily attributable to timing of compensation and benefits payments, a $13.3 million increase in deferred commissions primarily due to the adoption of ASC Topic 606 in addition to new and expanded deployments with paying customers during this period, and a $9.6 million decrease in deferred revenue that was primarily due to increasing seasonality in our sales cycle concentrated in the back half of our fiscal year and continued focus on annual payment durations over multi-year prepayments.

Investing Activities

Cash used in investing activities of $7.8 million for the six months ended July 31, 2018 was primarily due to our facilities capacity expansions in Austin, London, and Tokyo.

Financing Activities

Cash used in financing activities of $13.5 million for the six months ended July 31, 2018 was primarily due to $25.3 million of employee payroll taxes paid related to net share settlement of restricted stock units reflecting an increase in the valuation of our share price and $12.9 million of payments of capital lease obligations, partially offset by $12.8 million of proceeds from the exercise of stock options and $11.8 million of proceeds from issuances of common stock under the 2015 ESPP.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of July 31, 2018:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt(1)	$43,585	$1,564	$42,021	$—	$—
Operating lease obligations, net of sublease income amounts(2)	293,974	35,011	73,520	57,469	127,974
Capital leases(3)	55,165	22,457	28,904	3,804	—
Purchase obligations(4)	82,881	42,229	38,660	1,716	276
Total	$475,605	$101,261	$183,105	$62,989	$128,250

(1)	Includes interest and unused commitment fees on our line of credit under the November 2017 Facility.
(2)

Includes operating lease obligations for our buildings and certain data centers. As of July 31, 2018, we expected to receive sublease income of $27.6 million over the next four years from tenants in certain of our leased facilities. The amounts set forth in the table above are net of these sublease income amounts.

(3)	Includes obligations related to our datacenter hardware.
(4)	Purchase obligations relate primarily to infrastructure services, datacenter operations, and sales and marketing activities.

Off-Balance Sheet Arrangements

Through July 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for items discussed under Recently Adopted Accounting Pronouncements and Summary of Significant Accounting Policies under Part I, Item 1. Financial Statements—Note 1, there have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2018 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2018.

Recent Accounting Pronouncements

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

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of capital lease obligations, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. Prior to our adoption of ASU 2016-18, Statement of Cash Flows: Restricted Cash, historically, we excluded the use and release of restricted cash to guarantee a significant letter of credit for our Redwood City headquarters from our free cash flow. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash (used in) provided by operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section of this report. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

Our reconciliation of the non-GAAP financial measures for the three and six months ended July 31, 2018 and 2017 are as follows (in thousands, except per share data and percentages):

	Three Months Ended			Six Months Ended
	July 31,			July 31,
	2018 *	2017	**	2018 *	2017	**
GAAP operating loss	$(37,219)	$(38,996)		$(73,079)	$(78,975)
Stock-based compensation	30,683	24,067		57,296	47,013
Intangible assets amortization	10	38		24	442
Non-GAAP operating loss	$(6,526)	$(14,891)		$(15,759)	$(31,520)

GAAP operating margin	(25)%	(32)%		(25)%	(33)%
Stock-based compensation	21	20		20	20
Intangible assets amortization	—	—		—	—
Non-GAAP operating margin	(4)%	(12)%		(5)%	(13)%

GAAP net loss	$(38,085)	$(39,285)		$(74,722)	$(79,371)
Stock-based compensation	30,683	24,067		57,296	47,013
Intangible assets amortization	10	38		24	442
Non-GAAP net loss	$(7,392)	$(15,180)		$(17,402)	$(31,916)

GAAP net loss per share, basic and diluted	$(0.27)	$(0.30)		$(0.54)	$(0.60)
Stock-based compensation	0.22	0.19		0.42	0.36
Intangible assets amortization	—	—		—	—
Non-GAAP net loss per share, basic and diluted	$(0.05)	$(0.11)		$(0.12)	$(0.24)
Weighted-average shares outstanding, basic and diluted	140,718	132,981		139,639	132,237

Net cash (used in) provided by operating activities	$(1,267)	$(9,761)	***	$17,173	$(1,220)	***
Purchases of property and equipment	(3,326)	(1,013)		(7,366)	(1,797)
Payments of capital lease obligations	(5,752)	(4,176)		(12,902)	(7,912)
Free cash flow	$(10,345)	$(14,950)	***	$(3,095)	$(10,929)	***
Net cash used in investing activities	$(3,784)	$(1,011)		$(7,823)	$(1,768)
Net cash used in financing activities	$(8,293)	$(8,031)		$(13,530)	$(9,544)

*	As reported under ASC Topic 606
**	As reported under ASC Topic 605
***	Adjusted due to the adoption of ASCU 2016-18

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $204.0 million as of July 31, 2018. Our cash equivalents and restricted cash primarily consist of overnight deposits and certificates of deposits. All restricted cash is recorded at its estimated fair value. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of July 31, 2018, we had total debt outstanding with a carrying amount of $40.0 million which approximates fair value. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%. A hypothetical 10% increase or decrease in interest rates of July 31, 2018 under the November 2017 Facility would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 16 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. 11 of the 16 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-USD cash balances in non-USD functional entities, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. There were no significant foreign exchange gains or losses in the six months ended July 31, 2018 and 2017.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2018.

Item 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

We have a history of cumulative losses, and we do not expect to be profitable for the foreseeable future.

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $155.0 million, $151.8 million and $202.9 million in our fiscal years ended January 31, 2018, 2017 and 2016, respectively, and $74.7 million in the six months ended July 31, 2018. As of July 31, 2018, we had an accumulated deficit of $1.1 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our product development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

Our retention rate may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our services, the effectiveness of our customer support services, the performance of our partners and resellers, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, the effects of global economic conditions or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, purchase fewer seats, renew them on less favorable terms or fail to purchase new product offerings, our revenue may decline, and we may not realize improved operating results from our customer base.

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

If we are not able to successfully launch new products and services, or provide enhancements or modifications to our existing products and services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or offer new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, Box Platform, which allows our customers to leverage Box’s powerful content services within their own custom applications, Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box, Box Zones, which gives global customers the ability to store their data locally in certain regions, Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information, and Box Skills, currently in beta, which enables customers to leverage a variety of machine learning tools to accelerate their business processes and helping extract meaning from customers unstructured content. The success of any new products and services, enhancements, or modifications to existing products and services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, products or services. Failure in this regard may significantly impair our revenue growth and our future financial results. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

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

If our security measures are or are believed to be inadequate or breached as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity or availability of our customers’ data, we could incur significant liability to our customers and to individuals or organizations whose information is being stored by our customers, and our business may suffer and our reputation or competitive position may be damaged. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures. We also expect to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. Additionally, our service providers may suffer, or be perceived to suffer, data security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

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

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission has enacted a General Data Protection Regulation (GDPR) that became effective in May 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance of up to the greater of 20 million euros or four percent of a company’s global revenue. The GDPR imposes new obligations on companies regarding the handling of personal data. If we are unable to develop and offer services that meet our legal duties or help our customers meet their obligations under the GDPR or other laws or regulations relating to privacy, data protection, or information security, we may experience reduced demand for our services and become subject to significant fines and penalties, all of which would harm our business. Additionally, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area (EEA) to the United States. Although U.S. and EU authorities reached a political agreement on February 2, 2016, regarding a new means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, it is facing mounting legal challenges. It is unclear what effect these challenges to the EU-U.S. Privacy Shield will have and whether it or the related Swiss-EU Privacy Shield will continue to function as an appropriate means for us to legitimize personal data transfers from the EEA or Switzerland to the U.S. Additionally, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. There also have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. In June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. In March 2017, the United Kingdom began the process to leave the EU by April 2019. A Data Protection Bill that substantially implements the GDPR has been enacted, effective May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

We currently store and process our customers’ information within three third-party datacenter hosting facilities located in Northern California and in third-party cloud computing and hosting facilities inside and outside of the United States. As part of our current disaster recovery arrangements, our production environment and metadata related to our customers’ data is currently replicated in near real time in a facility located in Las Vegas, Nevada. In addition, all of our customers’ data is typically replicated on a third-party storage platform located inside and outside of the United States. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct. Any damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, an armed conflict, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service or cause us to not comply with certification requirements. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. For example, in February 2018, we experienced a service outage when one of our data centers lost power and the back-up power generators failed to function properly. As we continue to add datacenters, increase our dependence on third-party cloud computing and hosting providers, and add capacity in our existing datacenters, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, as we continue to grow and scale our business to meet the needs of our customers, additional burdens may be placed on our hosting and computing facilities. In particular, a rapid expansion of our business could cause our network or systems to fail.

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

Our future success depends upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, designers, product managers, sales representatives, and customer support representatives. Our ability to execute efficiently is dependent upon contributions from our employees, including our senior management team and, in particular, Aaron Levie, our co-founder, Chairman and Chief Executive Officer. In addition, occasionally, there may be changes in our senior management team that may be disruptive to our business. For example, in May 2018, David Leeb was appointed as our General Counsel and Corporate Secretary. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute on our plans and strategies on a timely basis, our business could be harmed.

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

Our success and ability to compete depend in part on our intellectual property. As of July 31, 2018, we had 70 issued patents in the United States, 18 issued patents in Great Britain, 2 issued patents in Canada, and 1 issued patent in Japan, that expire between 2027 and 2035, as well as 104 pending patent applications in the United States and 7 pending patent applications internationally. We primarily rely on copyright, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We may also have to expend significant resources to obtain additional patents as we expand our international operations.

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

Changes in tariffs, sanctions, international treaties, export/import laws and other trade restrictions may delay the introduction and sale of our services in international markets, prevent our customers with international operations from deploying our services or, in some cases, prevent the export or import of our services to certain countries, governments, persons or entities altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our services, or in our decreased ability to export or sell our services to existing or potential customers with international operations. Any decrease in the use of our services or limitation on our ability to export or sell our services would likely adversely affect our business, financial condition and operating results.

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

Our subscription agreements with customers provide certain service level commitments. If we are unable to meet the stated service level commitments or suffer periods of downtime that exceed the periods allowed under our customer agreements, we may be obligated to provide these customers with service credits which could significantly impact our revenue in the period in which the downtime occurs and the credits could be due.   For example, in February 2018, we experienced a service outage when one of our data centers lost power and the back-up power generators failed to function properly. As a result of this service outage, we issued credits to certain customers. We could also face subscription terminations, which could significantly impact both our current and future revenue. Any extended service outages could also adversely affect our reputation, which would also impact our future revenue and operating results.

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

Our success will depend, in part, on our ability to expand our services and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses, teams of employees, and technologies rather than through internal development. For example, the team from Progressly, a workflow automations company, joined us in May 2018, and employees from Butter.ai, a cloud-based intelligent search company, joined us in July 2018. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete or integrate identified acquisitions. The risks we face in connection with acquisitions include:

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

Our services incorporate certain third-party software obtained under open source licenses or licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our services with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our services depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our services, delay the introduction of new services introductions, result in a failure of our services, and injure our reputation. For example, we discovered that a bug in a third-party software library we use in our services caused a very small subset of certain files uploaded during a short period of time (from mid-December 2017 to early January 2018) to be stored in a partially-corrupted state. Our use of additional or alternative third-party software would require us to enter into additional license agreements with third parties.

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

•	limiting the liability of, and providing indemnification to, our directors and officers;
•	limiting the ability of our stockholders to call and bring business before special meetings;
•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; and
•	controlling the procedures for the conduct and scheduling of board directors and stockholder meetings.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from August 1, 2017 through July 31, 2018, the closing price of our Class A common stock ranged from $17.47 per share to $29.01 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	announcements by us or our competitors of new products or services;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	actions instituted by activist shareholders or others;
•	any significant change in our management; and
•	general economic conditions and slow or negative growth of our markets.

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

Items 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In connection with the business combinations mentioned under Part I, Item 1. Financial Statements—Note 5, during the three months ended July 31, 2018, we issued a total 40,065 shares of our Class A common stock. This issuance was made in reliance on one or more of the following exemptions or exclusions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”): Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act, and Regulation S promulgated under the Securities Act.

Items 3, 4 and 5 are not applicable and have been omitted.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Retirement of Class B Common Stock of Box, Inc., dated June 16, 2018	8-K	001-36805	3.1	June 15, 2018
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

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

Date: September 7, 2018

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)