Form 10-Q
period 2018-10-31
BOX INC
filed 2018-12-06
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO   ☒

As of November 30, 2018, the number of shares of the registrant’s Class A common stock outstanding was 143,405,095.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31,	January 31,
	2018	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$200,104	$208,076
Accounts receivable, net of allowance of $2,213 and $1,856	105,714	162,133
Prepaid expenses and other current assets	15,037	11,391
Deferred commissions	18,772	17,589
Total current assets	339,627	399,189
Property and equipment, net	133,374	123,977
Intangible assets, net	—	24
Goodwill	18,740	16,293
Restricted cash	238	350
Deferred commissions, non-current	47,379	8,330
Other long-term assets	7,529	5,403
Total assets	$546,887	$553,566
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,038	$17,036
Accrued compensation and benefits	23,077	37,707
Accrued expenses and other current liabilities	32,048	26,198
Capital lease obligations	24,285	18,844
Deferred revenue	281,289	291,902
Deferred rent	3,251	2,280
Total current liabilities	377,988	393,967
Debt, non-current	40,000	40,000
Capital lease obligations, non-current	33,965	26,980
Deferred revenue, non-current	19,952	29,021
Deferred rent, non-current	45,160	45,882
Other long-term liabilities	4,176	2,748
Total liabilities	521,241	538,598
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	14	13
Additional paid-in capital	1,141,100	1,054,932
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive (loss) income	(87)	288
Accumulated deficit	(1,114,204)	(1,039,088)
Total stockholders’ equity	25,646	14,968
Total liabilities and stockholders’ equity	$546,887	$553,566

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Revenue	$155,944	$129,304	$444,673	$369,467
Cost of revenue	44,724	34,471	126,397	99,972
Gross profit	111,220	94,833	318,276	269,495
Operating expenses:
Research and development	42,310	34,812	122,388	102,388
Sales and marketing	84,490	81,670	238,472	225,604
General and administrative	23,884	20,910	69,959	63,037
Total operating expenses	150,684	137,392	430,819	391,029
Loss from operations	(39,464)	(42,559)	(112,543)	(121,534)
Interest expense, net	(47)	(287)	(208)	(802)
Other (loss) income, net	(321)	277	(1,243)	560
Loss before provision for income taxes	(39,832)	(42,569)	(113,994)	(121,776)
Provision for income taxes	364	355	924	519
Net loss	$(40,196)	$(42,924)	$(114,918)	$(122,295)
Net loss per common share, basic and diluted	$(0.28)	$(0.32)	$(0.82)	$(0.92)
Weighted-average shares used to compute net loss per share, basic and diluted	142,366	134,636	140,559	133,044

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Net loss	$(40,196)	$(42,924)	$(114,918)	$(122,295)
Changes in foreign currency translation adjustment*	(89)	(88)	(375)	90
Comprehensive loss	$(40,285)	$(43,012)	$(115,293)	$(122,205)

*	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended			Nine Months Ended
	October 31,			October 31,
	2018	2017 (as adjusted)	*	2018	2017 (as adjusted)	*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,196)	$(42,924)		$(114,918)	$(122,295)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,433	9,913		34,677	29,250
Stock-based compensation expense	31,790	25,523		89,086	72,536
Amortization of deferred commissions	4,516	5,393		12,231	15,751
Loss on disposal of property and equipment	586	—		586	—
Other	(18)	(124)		(13)	(83)
Changes in operating assets and liabilities:
Accounts receivable, net	9,065	12,023		57,001	24,245
Deferred commissions	(9,753)	(4,616)		(23,057)	(13,235)
Prepaid expenses and other assets	350	2,746		(4,583)	(3,197)
Accounts payable	959	(2,592)		(246)	4,469
Accrued expenses and other liabilities	(1,552)	(4,828)		(17,156)	(8,721)
Deferred rent	(88)	1,413		249	3,132
Deferred revenue	(276)	12,167		(9,868)	11,022
Net cash provided by operating activities	6,816	14,094		23,989	12,874
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,247)	(3,003)		(12,613)	(4,800)
Capitalized internal-use software costs	(1,343)	—		(1,343)	—
Proceeds from sale of property and equipment	1	2		2	31
Acquisitions	—	—		(458)	—
Net cash used in investing activities	(6,589)	(3,001)		(14,412)	(4,769)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,145	4,002		14,976	9,415
Proceeds from issuances of common stock under employee stock purchase plan	10,015	8,640		21,861	17,521
Employee payroll taxes paid related to net share settlement of restricted stock units	(11,596)	(11,284)		(36,901)	(26,219)
Acquisition related contingent consideration	—	—		—	(991)
Payments of capital lease obligations	(4,290)	(4,781)		(17,192)	(12,693)
Net cash used in financing activities	(3,726)	(3,423)		(17,256)	(12,967)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(123)	(88)		(405)	90
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,622)	7,582		(8,084)	(4,772)
Cash, cash equivalents, and restricted cash, beginning of period	203,964	191,818		208,426	204,172
Cash, cash equivalents, and restricted cash, end of period	$200,342	$199,400		$200,342	$199,400
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$623	$527		$1,795	$1,416
Cash paid for income taxes, net of tax refunds	501	425		1,493	1,158
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued equipment purchases	$5,115	$1,714		$2,938	$2,604
Purchases of property and equipment under capital lease	9,230	6,194		27,751	21,875
Change in unpaid tax related to capital lease	253	160		488	595
Issuance of common stock in connection with acquisitions	—	—		1,053	—
Contingent consideration accruals in connection with acquisitions	—	—		936	—
Timing of settlement of stock options exercise	—	520		—	520
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH INFORMATION:
Cash and cash equivalents, beginning of period	$203,726	$165,275		$208,076	$177,391
Restricted cash, beginning of period	238	26,543		350	26,781
Cash, cash equivalents, and restricted cash, beginning of period	$203,964	$191,818		$208,426	$204,172
Cash and cash equivalents, end of period	$200,104	$172,857		$200,104	$172,857
Restricted cash, end of period	238	26,543		238	26,543
Cash, cash equivalents, and restricted cash, end of period	$200,342	$199,400		$200,342	$199,400

*	Adjusted due to the adoption of ASU 2016-18

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2018 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2018 and 2017, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2018 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2018. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. Other than items discussed under Use of Estimates, Recently Adopted Accounting Pronouncements, and Summary of Significant Accounting Policies, there have been no other material changes to our critical accounting policies and estimates during the nine months ended October 31, 2018 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of October 31, 2018, and our results of operations, including our comprehensive loss, and our cash flows for the three and nine months ended October 31, 2018 and 2017. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2018 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2019.

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

In accordance with our property and equipment policy, we review the estimated useful lives of our fixed assets on an ongoing basis. The most recent review indicated that the actual lives of certain furniture and fixtures were longer than previously estimated useful lives used for depreciation purposes in our financial statements. As a result, effective September 1, 2018, we changed the estimated useful lives of certain furniture and fixtures to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of these assets previously depreciated for three years have now been increased to five years. This change was made prospectively for all existing furniture and fixtures as of September 1, 2018 and will continue to apply to all future furniture and fixtures purchased thereafter. The effect of this change in estimate in the current period to net income and earnings per share was not material.

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

We sell to a broad range of customers, including resellers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are reasonably assured based on the size, industry diversification, financial condition and past transaction history of our customers. As of October 31, 2018 and January 31, 2018, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. One reseller, which is also a customer, represented over 10% of revenue for the three and nine months ended October 31, 2018. No single customer represented over 10% of revenue for the three and nine months ended October 31, 2017.

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

Geographic Locations

For the three months ended October 31, 2018, revenue attributable to customers in the United States and customers outside the United States was 75% and 25%, respectively. For the nine months ended October 31, 2018, revenue attributable to customers in the United States and customers outside the United States was 76% and 24%, respectively. For the three and nine months ended October 31, 2017, revenue attributable to customers in the United States and customers outside the United States was 79% and 21%, respectively. No other country outside of the United States comprised 10% or greater of our revenue for any of the periods presented.

Substantially all of our net assets are located in the United States. As of October 31, 2018 and January 31, 2018, property and equipment located in the United States was 91% and 95%, respectively.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table summarizes the adjustments made to accounts on the condensed consolidated balance sheet as of February 1, 2018 as a result of applying the modified retrospective method to adopt ASC Topic 606 (in thousands):

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

Ongoing ASC Topic 606 Financial Statement Impact as of and for the three and nine months ended October 31, 2018

Refer to “Note 2. Revenue” for the ongoing ASC Topic 606 impact on the condensed consolidated financial statement line items as of and for the three and nine months ended October 31, 2018.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. We adopted ASU 2016-18, effective February 1, 2018, utilizing the retrospective transition method to each period presented. The adoption of ASU 2016-18 had a material impact on our prior period consolidated statements of cash flows. We revised the prior period cash flows from operating activities, beginning cash and cash equivalents balance, and ending cash and cash equivalents balance to reflect the change in presentation of restricted cash. The cash flows from operating activities for fiscal year 2018 and fiscal year 2017 have been adjusted to $35.4 million and negative $2.4 million, as compared to the previously recorded $61.8 million and negative $1.2 million, respectively. As of October 31, 2018 and January 31, 2018, our restricted cash balance was not material. For the nine months ended October 31, 2018, as a result of the adoption of ASU 2016-18, the release of restricted cash, which was not material, was not reported as a cash inflow on our condensed consolidated statements of cash flows. For the three months ended October 31, 2018, we did not have any changes to our restricted cash balance. As indicated in the table below, for the nine months ended October 31, 2017, the adoption of ASU 2016-18 decreases cash flows from operating activities by $0.2 million; for the three months ended October 31, 2017, the adoption of ASU 2016-18 did not impact cash flows from operating activities.

	Three Months Ended October 31, 2017			Nine Months Ended October 31, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Changes in operating assets and liabilities:
Prepaid expenses and other assets*	$2,746	$—	$2,746	$(2,959)	$(238)	$(3,197)
Net cash provided by operating activities	14,094	—	14,094	13,112	(238)	12,874
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,582	—	7,582	(4,534)	(238)	(4,772)
Cash, cash equivalents, and restricted cash, beginning of period	165,275	26,543	191,818	177,391	26,781	204,172
Cash, cash equivalents, and restricted cash, end of period	172,857	26,543	199,400	172,857	26,543	199,400

*	Changes in restricted cash were included as part of prepaid expenses and other assets.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and its related amendments in February 2018, ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires entities to measure equity instruments at fair value and recognize any changes in fair value within the statement of operations. We adopted ASU 2016-01 and 2018-03 effective February 1, 2018 on a prospective basis for our privately held strategic equity securities without readily determinable fair values. We elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within the statement of operations. We assess our strategic investments portfolio quarterly for impairment. If the investment is considered to be other-than-temporarily impaired, we will record the investment at fair value by recognizing an impairment through the statement of operations and establishing a new carrying value for the investment. For the three and nine months ended October 31, 2018, there was no adjustment for impairment or observable price change on the $0.1 million carrying value, which was included in other long-term assets on the condensed consolidated balance sheet.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and host arrangements that include an internal-use software license) in accordance with Subtopic 350-40. We elected to early adopt ASU 2018-15 in the third quarter of fiscal year 2019 on a prospective basis. We further clarified our accounting policy with regards to internal-use software costs to reflect ASU 2018-15 under Summary of Significant Accounting Policies. Refer to Note 4 for the ongoing disclosure and impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which was further clarified by ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases – Targeted Improvements, both issued in July 2018. ASU 2016-02 requires lessees to record most leases on their balance sheet while recognizing expense in a manner similar to current lease accounting guidance. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2018-10 provides narrow amendments to clarify certain aspects of guidance related to ASU 2016-02. ASU 2018-11 adds a transition option for all entities, which allows entities to opt to continue to apply the legacy guidance in ASC 840, “Leases”, including its disclosure requirements, in the comparative periods presented in the year they adopt the new leases standard. Entities that elect this transition option will still be required to adopt the new leases standard using the modified retrospective transition method required by the standard, but they will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented.

The new accounting guidance is effective for us beginning February 1, 2019; we have not elected to adopt this standard earlier. We currently anticipate adopting the standard using the modified retrospective method with an option to not restate comparative periods in the period of adoption. We are in the process of implementing changes to our systems, processes and controls, in conjunction with our review of existing lease agreements, in order to adopt the new standard in our first quarter of fiscal 2020. While we expect an increase to the reported assets and liabilities due to substantially all of our operating leases designated in “Note 7. Commitments and Contingencies” upon adoption, we have not yet determined the full impact that the adoption of this standard will have on our consolidated financial statements and related disclosures.

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

Summary of Significant Accounting Policies

Except for the accounting policies for revenue recognition, deferred commissions, deferred revenue, accounts receivable and related allowance, fair value of financial instruments, and internal-use software costs detailed under Summary of Significant Accounting Policies, there have been no other material changes to our critical accounting policies and estimates during the nine months ended October 31, 2018 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 31, 2018.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Internal-Use Software Costs

We capitalize costs to develop software for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once an application has reached the development stage, management has authorized and committed to the funding of the software project, it is probable the project will be completed and the software will be used to perform the function intended, internal and external costs are capitalized until the application is substantially complete and ready for its intended use. Capitalized qualifying costs are amortized on a straight-line basis when the software is ready for its intended use.

We capitalize qualifying implementation costs incurred in a hosting arrangement that is a service contract based on the existing guidance for internal-use software, where external and internal costs incurred during the application development stage of implementation would generally be capitalized and costs during the preliminary project and post implementation stages would generally be expensed as incurred. We amortize capitalized qualifying implementation costs on a straight-line basis over the term of the associated hosting arrangement when the module or component of the hosting arrangement is ready for its intended use. The amortization of capitalized qualifying implementation cost is presented in the same line item as fees for the associated hosting arrangement in the condensed consolidated statements of operations.

Note 2. Revenue

Impact of ASC Topic 606 on Condensed Consolidated Financial Statement Line Items

The adoption of ASC Topic 606 impacted revenue recognition and incremental costs of obtaining a contract on our condensed consolidated balance sheet as of October 31, 2018 and statement of operations for the three and nine months ended October 31, 2018. There was no impact on the total cash provided by operating activities for the three and nine months ended October 31, 2018. Refer to Note 1 for a description of the primary impacts resulting from the adoption of ASC Topic 606.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present the amount by which each condensed consolidated financial statement line item is affected as of and for the three and nine months ended October 31, 2018 by ASC Topic 606 (in thousands, except per share data):

	October 31, 2018
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change
ASSETS
Accounts receivable*	$105,714	$105,498	$216
Deferred commissions	18,772	14,912	3,860
Deferred commissions, non-current	47,379	6,658	40,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	281,289	282,491	(1,202)
Deferred revenue, non-current	19,952	20,955	(1,003)
Accumulated deficit	(1,114,204)	(1,161,206)	47,002

*	Contract assets are reported as part of accounts receivable upon the adoption of ASC Topic 606.

	Three Months Ended October 31, 2018			Nine Months Ended October 31, 2018
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change	As Reported	Balances without adoption of ASC Topic 606	Effect of Change
Revenue	$155,944	$158,454	$(2,510)	$444,673	$452,648	$(7,975)
Operating expenses:
Sales and marketing	84,490	89,821	(5,331)	238,472	253,647	(15,175)
Loss from operations	(39,464)	(42,285)	2,821	(112,543)	(119,743)	7,200
Net loss	(40,196)	(43,017)	2,821	(114,918)	(122,118)	7,200
Net loss per common share, basic and diluted	$(0.28)	$(0.30)	$0.02	$(0.82)	$(0.87)	$0.05
Weighted-average shares used to compute net loss per share, basic and diluted	142,366	142,366	142,366	140,559	140,559	140,559

	Three Months Ended October 31, 2018			Nine Months Ended October 31, 2018
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change	As Reported	Balances without adoption of ASC Topic 606	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,196)	$(43,017)	$2,821	$(114,918)	$(122,118)	$7,200
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred commissions	4,516	6,177	(1,661)	12,231	18,119	(5,888)
Changes in operating assets and liabilities:
Accounts receivable, net	9,065	9,124	(59)	57,001	56,635	366
Deferred commissions	(9,753)	(6,083)	(3,670)	(23,057)	(13,770)	(9,287)
Deferred revenue	(276)	(2,845)	2,569	(9,868)	(17,477)	7,609
Net cash provided by operating activities	6,816	6,816	—	23,989	23,989	—

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Contract Assets

Contract assets, which are presented within accounts receivable, were $0.2 million as of October 31, 2018.

Deferred Revenue

Deferred revenue was $301.2 million as of October 31, 2018. $120.1 million of revenue was recognized during the three months ended October 31, 2018 that was included in the deferred revenue balance as of July 31, 2018. $252.1 million of revenue was recognized during the nine months ended October 31, 2018 that was included in the deferred revenue balance as of February 1, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

As of October 31, 2018, approximately $607.4 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on 66% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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

We measure restricted cash at fair value on a recurring basis. We classify this asset within Level 1 or Level 2 because they are valued using either quoted market prices for identical assets or inputs other than quoted prices that are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Restricted cash in the form of certificates of deposits related to our leases was not material as of October 31, 2018 and January 31, 2018, which was classified within Level 2.

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31,	January 31,
	2018	2018
Prepaid expenses	$11,652	$8,494
Other current assets	3,385	2,897
Total prepaid expenses and other current assets	$15,037	$11,391

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	October 31,	January 31,
	2018	2018
Servers	$195,594	$170,422
Leasehold improvements	76,789	72,599
Computer hardware and software	19,711	14,558
Furniture and fixtures	13,625	14,254
Construction in progress	14,867	7,348
Total property and equipment	320,586	279,181
Less: accumulated depreciation	(187,212)	(155,204)
Total property and equipment, net	$133,374	$123,977

As of October 31, 2018, the gross carrying amount of property and equipment included $100.7 million of servers and $5.7 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $47.1 million. As of January 31, 2018, the gross carrying amount of property and equipment included $74.7 million of servers and related equipment and $3.7 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $29.1 million.

Depreciation expense related to property and equipment was $11.4 million and $9.9 million for the three months ended October 31, 2018 and 2017, respectively, and $34.7 million and $28.8 million for the nine months ended October 31, 2018 and 2017, respectively. Included in these amounts was depreciation expense for servers acquired under capital leases in the amount of $6.6 million and $4.9 million for the three months ended October 31, 2018 and 2017, respectively and $19.0 million and $13.3 million for nine months ended October 31, 2018 and 2017, respectively. Construction in progress primarily consists of servers and networking equipment and storage infrastructure being provisioned in our datacenter facilities. In addition, the amounts of interest capitalized to property and equipment were not material for the three and nine months ended October 31, 2018 and 2017.

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	October 31,	January 31,
	2018	2018
Deposits, non-current	$2,593	$2,934
Other assets, non-current	4,936	2,469
Other long-term assets	$7,529	$5,403

Internal-Use Software Costs

As of October 31, 2018, we capitalized $1.3 million in qualifying costs to develop software for internal use associated with the development of additional significant features and functionality to our products as part of other long-term assets. There were no material qualifying costs as of January 31, 2018. We have not incurred any amortization of the capitalized amounts for any of the periods presented.

As of October 31, 2018, we capitalized $1.6 million in qualifying implementation costs incurred in a hosting arrangement that is a service contract, which is presented in the same line item as prepayment of the fees for the associated hosting arrangement in the condensed consolidated balance sheets. There were no material qualifying costs as of January 31, 2018. The amortization of the capitalized implementation cost is not material for any of the periods presented.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Business Combinations

Other Business Combinations and Similar Transactions

During fiscal year 2019, we entered into agreements to hire certain employees from three privately-held technology companies for total aggregate consideration of $2.4 million paid in a mix of cash and shares of our Class A common stock. We accounted for these transactions as business combinations. The entire consideration for these transactions was allocated to goodwill. Goodwill is primarily attributable to the enhancement of the Box user experience and the value of hired personnel. The aggregate amount of contingent consideration payments related to indemnification was not material. The aggregate transaction costs associated with these transactions were not material. Goodwill is deductible for U.S. income tax purposes.

Results of operations for these business combinations have been included in our condensed consolidated statements of operations subsequent to the transaction completion date and were not material. Pro forma results of operations for these transactions have not been presented because they were also not material to the consolidated results of operations.

Note 6. Goodwill and Intangible Assets

Goodwill

There was no goodwill activity for the three months ended October 31, 2018. Goodwill activity for the nine months ended October 31, 2018 is reflected in the following table (in thousands):

Balance as of January 31, 2018	$16,293
Goodwill acquired	2,447
Balance as of October 31, 2018	$18,740

Intangible Assets

We have not incurred any intangible amortization expense for the three months ended October 31, 2018, as all intangible assets were fully amortized as of July 31, 2018. Intangible amortization expense was not material for the nine months ended October 31, 2018. For the three and nine months ended October 31, 2017, intangible amortization expense was not material. Amortization of acquired technology is included in cost of revenue and amortization for trade names is included in general and administrative expenses in the condensed consolidated statements of operations.

Note 7. Commitments and Contingencies

Letters of Credit

As of October 31, 2018 and January 31, 2018, we had letters of credit in the aggregate amount of $26.8 million and $26.4 million, respectively, in connection with our operating leases, which were primarily issued under the available sublimit of $30.0 million in conjunction with a secured credit agreement entered on November 27, 2017.  Refer to Note 8 for additional details related to the secured credit agreement mentioned.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We also entered into various capital lease arrangements to obtain servers and related equipment for our operations. These agreements typically have an initial term of three to four years. The leases are secured by the underlying leased servers and related equipment.

As of October 31, 2018, future minimum lease payments under non-cancellable capital and operating leases are as follows (in thousands):

Years ending January 31:	Capital Leases	Operating Leases, net of Sublease Income
Remainder of 2019	$8,799	$8,764
2020	21,979	35,221
2021	17,794	35,907
2022	9,740	34,146
2023	2,376	26,361
Thereafter	—	142,922
Total minimum lease payments	$60,688	$283,321
Less: amount representing interest	(2,438)
Present value of minimum lease payments	$58,250

We sublease certain floors of our Redwood City, San Francisco, and London offices. These subleases have terms ranging from 25 to 55 months that will expire at various dates by fiscal year 2023. Non-cancellable sublease proceeds for the years ending January 31, 2019, 2020, 2021, 2022, and 2023 of $1.9 million, $8.2 million, $7.5 million, $5.1 million, and $4.2 million, respectively, are included in the table above.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. We did not have material asset retirement obligations as of October 31, 2018 and January 31, 2018.

We recognize rent expense under our operating leases on a straight-line basis. Rent expense totaled $8.8 million and $8.1 million, net of sublease income of $1.8 million and $1.9 million for the three months ended October 31, 2018 and 2017, respectively, and rent expense totaled $25.4 million and $20.3 million, net of sublease income of $5.7 million and $5.6 million for the nine months ended October 31, 2018 and 2017, respectively.

Purchase Obligations

As of October 31, 2018, future payments under non-cancellable contractual purchases, which relate primarily to infrastructure services, datacenter operations, and sales and marketing activities, are as follows (in thousands):

Years ending January 31:
Remainder of 2019	$10,761
2020	47,478
2021	12,267
2022	2,280
2023	1,315
Thereafter	694
$74,795

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Legal Matters

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of October 31, 2018.

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

As of October 31, 2018, we were in compliance with all financial covenants.

In connection with the above credit facilities, for the three and nine months ended October 31, 2018 and 2017, interest expense, net of capitalized interest costs, was not material. During the same periods, the amounts of interest capitalized were not material. Interest expense in connection with the above credit facilities may include interest charges for our line of credit, amortization of issuance costs, and unused commitment fees on our line of credit.

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

Common stock

As of October 31, 2018, we had authorized 1,000,000,000 shares of Class A common stock, par value of $0.0001 per share. As of October 31, 2018, 143,387,495 shares of Class A common stock were issued and outstanding.

As of January 31, 2018, we had authorized 1,000,000,000 shares of Class A common stock and 200,000,000 shares of Class B common stock, each at par value of $0.0001 per share. As of January 31, 2018, 125,933,323 shares of Class A common stock and 11,383,525 shares of Class B common stock were issued and outstanding.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Preferred stock

As of October 31, 2018 and January 31, 2018, we had authorized 100,000,000 shares of undesignated preferred stock, par value of $0.0001 per share. No shares issued and outstanding in the same respective periods.

Note 10. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Twenty-five percent of each grant of stock options and restricted stock units generally vest one year from the vesting commencement date and continue to vest (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter. As of October 31, 2018, 18,518,116 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of October 31, 2018, 1,957,913 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2018	10,843,120	$8.32	5.74	$150,922
Options granted	717,658	20.78
Options exercised	(1,745,370)	8.58
Options forfeited/cancelled	(461,801)	14.10
Balance as of October 31, 2018	9,353,607	$8.94	5.20	$87,143
Vested and expected to vest as of October 31, 2018	9,281,847	$8.87	5.17	$87,071
Exercisable as of October 31, 2018	7,788,714	$7.04	4.50	$85,578

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate intrinsic value of options vested and expected to vest and exercisable as of October 31, 2018 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the nine months ended October 31, 2018 and 2017 was $27.5 million and $18.8 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested for the nine months ended October 31, 2018 and 2017 was $5.6 million and $7.2 million, respectively. The weighted-average grant date fair value of options granted to employees during the nine months ended October 31, 2018 and 2017 was $8.24 and $7.04 per share, respectively.

As of October 31, 2018, there was $9.0 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.59 years. Out of the total unrecognized stock-based compensation expense, as of October 31, 2018, $3.8 million related to outstanding performance-based stock option, based on the probable market-based performance goals and service condition at that date, which is expected to be recognized over a weighted-average period of 3.29 years.

Performance-Based Stock Options

In April 2017, the compensation committee of our board of directors approved and granted 475,000 performance-based stock options under the 2015 Plan to certain executive officers where vesting is subject to both the continued employment of the participant and the achievement of market-based performance goals established by the compensation committee. Subject to both the continued employment of the participant and the achievement of market-based performance goals established by the compensation committee, 25% of the performance-based options vest one year from the vesting commencement date, and 1/48th continue to vest each month thereafter. The total amount of compensation expense recognized is based on the number of shares that we determine are probable of vesting and is recognized over the vesting term of the awards. Of the 475,000 performance-based stock options, 250,000 were forfeited in connection with a participant’s resignation of employment during the three months ended October 31, 2017. During fiscal year 2019, the market-based performance goals were met. The performance-based stock options are vesting based on the continued employment of the participant. The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method.

In April 2018, the compensation committee of our board of directors approved and granted 650,000 performance-based stock options under the 2015 Plan to certain executive officers where vesting is subject to both the continued employment of the participant and the achievement of market-based performance goals established by the compensation committee. Subject to both the continued employment of the participant and the achievement of market-based performance goals established by the compensation committee, 25% of the performance-based options vest one year from the vesting commencement date, and 1/48th continue to vest each month thereafter. The total amount of compensation expense recognized is based on the number of shares that we determine are probable of vesting and is recognized over the vesting term of the awards. As of October 31, 2018, the market-based performance goals were not met. The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2018	14,619,252	$16.42
Granted	9,298,770	22.58
Vested, net of shares withheld for employee payroll taxes	(2,656,081)	16.51
Forfeited/cancelled	(2,922,723)	17.41
Unvested balance - October 31, 2018	18,339,218	$19.38

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of October 31, 2018, there was $273.1 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 3.08 years.

2015 ESPP

As of October 31, 2018, there was $16.8 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Cost of revenue	$3,598	$2,814	$10,280	$7,945
Research and development	12,043	9,705	33,668	28,419
Sales and marketing	9,708	8,208	27,701	23,882
General and administrative	6,441	4,796	17,437	12,290
Total stock-based compensation	$31,790	$25,523	$89,086	$72,536

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions.

	Three Months Ended						Nine Months Ended
	October 31,						October 31,
	2018			2017			2018			2017
Employee Stock Options
Expected term (in years)			5.8			6.1	5.5	-	5.8	5.5	-	6.1
Risk-free interest rate			3.1%			2.0%	2.8%	-	3.1%	1.8%	-	2.1%
Volatility			45%			39%			45%	38%	-	40%
Dividend yield			0%			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0
Risk-free interest rate	2.3%	-	2.8%	1.2%	-	1.4%	2.0%	-	2.8%	0.9%	-	1.4%
Volatility	40%	-	48%	29%	-	40%	37%	-	50%	28%	-	43%
Dividend yield			0%			0%			0%			0%

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31,
	2018		2017
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(40,196)	$—	$(35,061)	$(7,863)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	142,366	—	109,972	24,664
Net loss per share—basic and diluted	$(0.28)	$—	$(0.32)	$(0.32)

	Nine Months Ended October 31,
	2018		2017
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(110,868)	$(4,050)	$(84,998)	$(37,297)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	135,605	4,954	92,469	40,575
Net loss per share—basic and diluted	$(0.82)	$(0.82)	$(0.92)	$(0.92)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
Options to purchase common stock	9,488	11,997	10,026	12,094
Restricted stock units	14,791	13,962	14,474	13,382
Employee stock purchase plan	1,679	1,845	1,131	3,437
Repurchasable shares from early-exercised options and unvested restricted stock	—	164	—	206
Contingently issuable common stock	—	52	—	55
	25,958	28,020	25,631	29,174

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act reduces the U.S. federal corporate tax rate from 34% to 21%, imposes a one-time repatriation tax, and numerous other provisions transitioning to a territorial system. The changes included in the Tax Act are broad and complex. The SEC has issued SAB 118 that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Our initial accounting for the transition tax was not complete as of January 31, 2018 because there was uncertainty regarding the calculation of the amounts subject to the tax. We completed our analysis of the transition tax and related interpretive guidance during the third quarter of fiscal year 2019. No significant measurement period adjustment to our initial accounting was required. We will continue to evaluate the remaining provisional amounts recorded for the year ended January 31, 2019 throughout the remainder of the measurement period.

The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make the related election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. At October 31, 2018, we do not expect the GILTI to have a material impact on future earnings due to our NOLs and valuation allowance position. We will account for the impact of the GILTI in the period we become subject to its provisions.

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

We have achieved significant growth in a short period of time. Our user base includes 63.5 million registered users. We define a registered user as a Box account that has been provisioned a unique user identification number. As of October 31, 2018, 19% of our registered users were paying users who registered as part of a larger enterprise or business account or by using a paid personal account. As of October 31, 2018, we had over 90,000 paying organizations, and our solution was offered in 24 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

For the nine months ended October 31, 2018 and 2017, our revenue was $444.7 million and $369.5 million, respectively, representing year-over-year growth of 20%, and our net losses were $114.9 million and $122.3 million, respectively. For the nine months ended October 31, 2018 and 2017, revenue from customers outside the United States represented 24% and 21% of our revenue, respectively. Box is headquartered in Redwood City, California and operates offices across the United States, Europe, and Asia.

Our Business Model

Our business model focuses on maximizing the lifetime value of a customer relationship. We make significant investments in acquiring new customers and believe that we will be able to achieve a positive return on these investments by retaining customers, cross-selling our add-on products and expanding the size of our deployments within our customer base over time. In connection with the acquisition of new customers, we incur and recognize significant upfront costs. These costs include sales and marketing costs associated with acquiring new customers, such as sales commission expenses, only a portion of which are deferred and then amortized over a period of benefit, and marketing costs, which are expensed as incurred. Due to our subscription model, we recognize revenue ratably over the term of the contract, which commences when control of these services are transferred to a customer. Although our objective is for each customer to be profitable for us over the duration of our relationship, the costs we incur with respect to any customer relationship, whether a new customer or an expansion within an existing customer, may exceed revenue in earlier periods because we recognize those costs faster than we recognize the associated revenue.

Because of these dynamics, we experience a range of profitability with our customers depending in large part upon their current stage of the customer phase. We generally incur higher sales and marketing expenses for new customers and existing customers who are still in an expanding stage. For new customers, our associated sales and marketing expenses typically exceed the first year revenue we recognize from those customers. For customers who are expanding their use of Box, we incur various associated marketing expenses as well as sales commission expenses, though we typically recognize higher revenue than sales and marketing expenses. For typical customers who are renewing their Box subscriptions, our associated sales and marketing expenses are significantly less than the revenue we recognize from those customers. These differences are primarily driven by the higher compensation we provide to our sales force for new customers and customer subscription expansions compared to the compensation we provide to our sales force for routine subscription renewals by customers. In addition, our sales and marketing expenses, even after considering deferred direct compensation we provide to our sales force, are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions. We believe that, over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we will experience lower associated sales and marketing expenses as a percentage of revenue.

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

	Three Months Ended			Nine Months Ended
	October 31,			October 31,
	2018	2017		2018	2017
Billings (in thousands)	$155,609	$141,471		$435,171	$380,489
Billings growth rate	10%	26%		14%	29%
Free cash flow (in thousands)	(4,064)	6,310	*	(7,159)	(4,619)	*
Retention rate (period end)	108%	112%		108%	112%

*	Adjusted due to the adoption of ASU 2016-18

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

Billings increased 14% in the nine months ended October 31, 2018 over the nine months ended October 31, 2017. The increase in billings was primarily driven by the addition of new customers, expansion of the number of users within existing customers, and strong attach rates of add-on products, partially offset by a higher enhanced developer fee from one of our resellers in the prior period.

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

Over time, we expect to continue to normalize payment durations such that, aside from the impact from the enhanced developer fee, we expect our billings growth and revenue growth to correlate with one another. In addition, as we have gained and expect to continue to gain more traction with large enterprise customers, we also anticipate our quarterly billings to increasingly concentrate in the back half of our fiscal year, especially in the fourth quarter.

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2018	*	2017	**	2018	*	2017	**
GAAP revenue	$155,944		$129,304		$444,673		$369,467
Deferred revenue, end of period	301,241		253,006		301,241		253,006
Less: deferred revenue, beginning of period	(301,517)		(240,839)		(311,109)	***	(241,984)
Contract assets, beginning of period****	157		—		582		—
Less: contract assets, end of period****	(216)		—		(216)		—
Billings	$155,609		$141,471		$435,171		$380,489

*	As reported under ASC Topic 606
**	As reported under ASC Topic 605
***	Balance as of February 1, 2018 upon the adoption of ASC Topic 606
****	Contract assets are reported as part of accounts receivable upon the adoption of ASC Topic 606.

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of capital lease obligations, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. Prior to our adoption of ASU 2016-18, Statement of Cash Flows: Restricted Cash, historically, we excluded the use and release of restricted cash to guarantee a significant letter of credit for our Redwood City headquarters from our free cash flow. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash provided by operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section of this report. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

Free cash flow for the nine months ended October 31, 2018 and October 31, 2017 was negative $7.2 million and negative $4.6 million, respectively. The decrease in free cash flow was primarily driven by an increase in capital expenditures of $7.8 million, an increase in capital lease obligation principal payments of $4.5 million, and an increase of capitalized internal-use software costs of $1.3 million, partially offset by an increase in cash flows provided by operating activities of $11.1 million. The primary factors affecting the increase in cash flows provided by operating activities included an increase in non-cash charges of $19.1 million and changes in our operating assets and liabilities of $15.4 million and improvement of our net loss. The increase in capital expenditures was primarily related to our facilities investments in Austin, Tokyo, New York, and London. The increase in capital lease payments was due to our continued investment in our data center operations.

Retention Rate

Retention rate is defined as the net percentage of Total Account Value (TAV) retained from existing customers, including expansion. We calculate our retention rate as of a period end by starting with the TAV from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period TAV) and a subscription term of at least 12 months. We then calculate TAV from these same customers as of the current period end (Current Period TAV). Finally, we divide the Current Period TAV by the Prior Period TAV to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the nine months ended October 31, 2018. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 108% and 112% as of October 31, 2018 and 2017, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% of the Prior Period TAV. Our strong retention rates were primarily attributable to strong seat growth in existing customers and strong attach rates of add-on products. We believe our go-to-market efforts to deliver a solution sales strategy and our investments in product, Customer Success, and Box Consulting have been a significant factor in our strong customer retention results. As we penetrate customer accounts, we expect our retention rate to remain above 100% for the foreseeable future.

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

Cost of Revenue

Our cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation and related expenses for datacenter operations, customer support and professional services personnel, payments to outside technology service providers, depreciation of servers and equipment, security services and other tools, as well as amortization expense associated with capitalized internal-use software and acquired technology. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below. We expect our cost of revenue to increase in dollars and may increase as a percentage of revenue as we expect to offer new capabilities to our customers which requires upfront investments and to expand our datacenter operations and customer support to support the growth of our business, our customer base, as well as our international expansion.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities, information technology costs, and employee benefit costs.

Research and Development. Research and development expense consists primarily of employee compensation and related expenses, as well as allocated overhead. Our research and development efforts are focused on scaling our platform, building an ecosystem of best of breed applications and platforms, and adding enterprise grade features, functionality and advanced security, workflow automation, as well as artificial intelligence and machine learning capabilities to enhance the ease of use of our cloud content management services. We expect our research and development expense to increase in dollars but remain stable as a percentage of revenue over time, even as we continue to make significant enhancements to our products and services.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Revenue	$155,944	$129,304	$444,673	$369,467
Cost of revenue(1)(2)	44,724	34,471	126,397	99,972
Gross profit	111,220	94,833	318,276	269,495
Operating expenses:
Research and development(2)	42,310	34,812	122,388	102,388
Sales and marketing(1)(2)	84,490	81,670	238,472	225,604
General and administrative(1)(2)	23,884	20,910	69,959	63,037
Total operating expenses	150,684	137,392	430,819	391,029
Loss from operations	(39,464)	(42,559)	(112,543)	(121,534)
Interest expense, net	(47)	(287)	(208)	(802)
Other (loss) income, net	(321)	277	(1,243)	560
Loss before provision for income taxes	(39,832)	(42,569)	(113,994)	(121,776)
Provision for income taxes	364	355	924	519
Net loss	$(40,196)	$(42,924)	$(114,918)	$(122,295)
Net loss per common share, basic and diluted	$(0.28)	$(0.32)	$(0.82)	$(0.92)
Weighted-average shares used to compute net loss per share, basic and diluted	142,366	134,636	140,559	133,044

(1) Includes intangible assets amortization as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of revenue	$—	$—	$—	$365
Sales and marketing	—	—	9	—
General and administrative	—	39	15	116
Total intangible assets amortization	$—	$39	$24	$481

(2) Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Cost of revenue	$3,598	$2,814	$10,280	$7,945
Research and development	12,043	9,705	33,668	28,419
Sales and marketing	9,708	8,208	27,701	23,882
General and administrative	6,441	4,796	17,437	12,290
Total stock-based compensation	$31,790	$25,523	$89,086	$72,536

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)	29	27	28	27
Gross profit	71	73	72	73
Operating expenses:
Research and development(2)	27	27	27	28
Sales and marketing(1)(2)	54	63	54	61
General and administrative(1)(2)	15	16	16	17
Total operating expenses	96	106	97	106
Loss from operations	(25)	(33)	(25)	(33)
Interest expense, net	—	—	—	—
Other (loss) income, net	—	—	(1)	—
Loss before provision for income taxes	(25)	(33)	(26)	(33)
Provision for income taxes	—	—	—	—
Net loss	(25)%	(33)%	(26)%	(33)%

(1) Includes intangible assets amortization as follows*:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Cost of revenue	—%	—%	—%	—%
Sales and marketing	—	—	—	—
General and administrative	—	—	—	—
Total intangible assets amortization	—%	—%	—%	—%

(2) Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Cost of revenue	2%	2%	2%	2%
Research and development	8	8	8	8
Sales and marketing	6	6	6	7
General and administrative	4	4	4	3
Total stock-based compensation	20%	20%	20%	20%

*	Not material to any periods presented.

Comparison of the Three Months Ended October 31, 2018 and 2017

Revenue

	Three Months Ended
	October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenue	$155,944	$129,304	$26,640	21%

Revenue was $155.9 million for the three months ended October 31, 2018, compared to $129.3 million for the three months ended October 31, 2017, representing an increase of $26.6 million, or 21%. The increase would otherwise be 23% under ASC Topic 605 had we not adopted ASC Topic 606. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 13% from October 31, 2017 to October 31, 2018, and strong attach rates of add-on products, which strengthened our price per seat. Also, in this period, we experienced strong renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 108% as of October 31, 2018.

Cost of Revenue

	Three Months Ended
	October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$44,724	$34,471	$10,253	30%
Percentage of revenue	29%	27%

Cost of revenue was $44.7 million, or 29% of revenue, for the three months ended October 31, 2018, compared to $34.5 million, or 27% of revenue, for the three months ended October 31, 2017, representing an increase of $10.3 million, or 30%. The increase in absolute dollars was primarily due to an increase of $2.9 million in employee and related costs and an increase of $0.8 million in stock-based compensation expense primarily driven by the increase in headcount from 258 as of October 31, 2017 to 306 as of October 31, 2018, an increase of $2.6 million in datacenter and hosted data service costs. In addition, there was a net increase of $1.0 million in depreciation primarily related to additional data center equipment and an increase of $0.9 million in allocated costs attributable mainly to increased facilities and infrastructure costs. Cost of revenue as a percentage of revenue increased two points year-over-year. As we continue to optimize infrastructure efficiencies and expand our data center infrastructure to support the growth in our paying customers, we expect our cost of revenue spending in absolute dollars and as a percentage of revenue to increase during the remainder of the fiscal year ending January 31, 2019.

Research and Development

	Three Months Ended
	October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Research and development	$42,310	$34,812	$7,498	22%
Percentage of revenue	27%	27%

Research and development expenses were $42.3 million, or 27% of revenue, for the three months ended October 31, 2018, compared to $34.8 million, or 27% of revenue, for the three months ended October 31, 2017, representing an increase of $7.5 million, or 22%. The increase in absolute dollars was primarily due to an increase of $4.7 million in employee and related costs and an increase of $2.3 million in stock-based compensation expense primarily driven by the increase in headcount from 333 employees as of October 31, 2017 to 401 employees as of October 31, 2018. In addition, there was an increase of $1.1 million related to outside agency costs and consulting services. The increase in research and development expenses was partially offset by a $1.3 million increase of capitalized internal-use software costs associated with the development of additional significant features and functionality to our products during the same period. Research and development expense as a percentage of revenue remained stable year-over-year. We expect our research and development expense to increase in dollars but remain essentially stable as a percentage of revenue over time, even as we continue to make significant enhancements to our products and services and expand our advanced security, intelligence, and workflow automation capabilities.

Sales and Marketing

	Three Months Ended
	October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$84,490	$81,670	$2,820	3%
Percentage of revenue	54%	63%

Sales and marketing expenses were $84.5 million, or 54% of revenue, for the three months ended October 31, 2018, compared to $81.7 million, or 63% of revenue, for the three months ended October 31, 2017, representing an increase of $2.8 million, or 3%. The increase in absolute dollars was primarily due to an increase of $4.0 million in employee and related costs and an increase of $1.5 million in stock-based compensation expense primarily driven by the increase in headcount from 859 employees as of October 31, 2017 to 948 employees as of October 31, 2018. In addition, there was an increase of $2.2 million in allocated costs attributable mainly to increased facilities and infrastructure costs. The increase in sales and marketing expenses was partially offset by a $4.0 million decrease of commission costs due to the adoption of ASC Topic 606. Sales and marketing expenses as a percentage of revenue decreased nine points year-over-year due to the adoption of ASC Topic 606 and our focus on sales and marketing productivity. We expect to continue to invest aggressively to capture our large market opportunity globally and capitalize on our competitive position with continued focus on our long-term margin objectives. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will continue to decrease as a percentage of revenue.

General and Administrative

	Three Months Ended
	October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
General and administrative	$23,884	$20,910	$2,974	14%
Percentage of revenue	15%	16%

General and administrative expenses were $23.9 million, or 15% of revenue, for the three months ended October 31, 2018, compared to $20.9 million, or 16% of revenue, for the three months ended October 31, 2017, representing an increase of $3.0 million, or 14%. The increase in absolute dollars was primarily due to an increase of $1.6 million in both stock-based compensation expense and employee and related costs primarily driven by the increase in headcount from 276 employees as of October 31, 2017 to 313 employees as of October 31, 2018 as well as an increase in equity grants. In addition, there was an increase of $1.0 million in outside agency and contractor costs. Despite an increase in absolute dollars, general and administrative expense as a percentage of revenue decreased one point year-over-year as we continued to benefit from greater operational efficiency and scale.

Comparison of the Nine Months Ended October 31, 2018 and 2017

Revenue

	Nine Months Ended
	October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenue	$444,673	$369,467	$75,206	20%

Revenue was $444.7 million for the nine months ended October 31, 2018, compared to $369.5 million for the nine months ended October 31, 2017, representing an increase of $75.2 million, or 20%. The increase would otherwise be 23% under ASC Topic 605 had we not adopted ASC Topic 606. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 13% from October 31, 2017 to October 31, 2018, and strong attach rates of add-on products, which strengthened our price per seat. Also, in this period, we experienced strong renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 108% as of October 31, 2018.

Cost of Revenue

	Nine Months Ended
	October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$126,397	$99,972	$26,425	26%
Percentage of revenue	28%	27%

Cost of revenue was $126.4 million, or 28% of revenue, for the nine months ended October 31, 2018, compared to $100.0 million, or 27% of revenue, for the nine months ended October 31, 2017, representing an increase of $26.4 million, or 26%. The increase in absolute dollars was primarily due to an increase of $7.2 million in employee and related costs and an increase of $2.3 million in stock-based compensation expense primarily driven by the increase in headcount from 258 as of October 31, 2017 to 306 as of October 31, 2018 and the timing of employee equity grants from prior periods. In addition, there was a net increase of $4.4 million in depreciation primarily related to additional data center equipment, an increase of $3.5 million in datacenter and hosted data service costs, an increase of $3.0 million in rent primarily related to the expansion of data centers, an increase of $1.7 million in allocated costs attributable mainly to increased facilities and infrastructure costs and a $1.4 million increase in enterprise subscription software. Cost of revenue as a percentage of revenue increased one point year-over-year. As we continue to optimize infrastructure efficiencies and expand our data center infrastructure to support the growth in our paying customers, we expect our cost of revenue spending in absolute dollars and as a percentage of revenue to increase during the remainder of the fiscal year ending January 31, 2019.

Research and Development

	Nine Months Ended
	October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Research and development	$122,388	$102,388	$20,000	20%
Percentage of revenue	27%	28%

Research and development expenses were $122.4 million, or 27% of revenue, for the nine months ended October 31, 2018, compared to $102.4 million, or 28% of revenue, for the nine months ended October 31, 2017, representing an increase of $20.0 million, or 20%. The increase in absolute dollars was primarily due to an increase of $12.5 million in employee and related costs and an increase of $5.2 million in stock-based compensation expense primarily driven by the increase in headcount from 333 employees as of October 31, 2017 to 401 employees as of October 31, 2018 and the timing of employee equity grants from prior periods. In addition, there was an increase of $2.5 million in allocated costs attributable mainly to increased facilities and infrastructure costs and an increase of $1.3 million related to outside agency costs and consulting services. The increase in research and development expenses was partially offset by a $1.3 million increase of capitalized internal-use software costs associated with the development of additional significant features and functionality to our products during the same period. Research and development expense as a percentage of revenue decreased one point year-over-year. We continue to invest in enhancing our product and services, develop new products, and further differentiate our offerings. We expect our research and development expense to increase in dollars but remain essentially stable as a percentage of revenue over time, even as we continue to make significant enhancements to our products and services and expand our advanced security, intelligence, and workflow automation capabilities.

Sales and Marketing

	Nine Months Ended
	October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$238,472	$225,604	$12,868	6%
Percentage of revenue	54%	61%

Sales and marketing expenses were $238.5 million, or 54% of revenue, for the nine months ended October 31, 2018, compared to $225.6 million, or 61% of revenue, for the nine months ended October 31, 2017, representing an increase of $12.9 million, or 6%. The increase in absolute dollars was primarily due to an increase of $15.7 million in employee and related costs and an increase of $3.8 million in stock-based compensation expense primarily driven by the increase in headcount from 859 employees as of October 31, 2017 to 948 employees as of October 31, 2018 and the timing of employee equity grants from prior periods. In addition, there was an increase of $7.6 million in allocated costs attributable mainly to increased facilities and infrastructure costs. The increase in sales and marketing expenses was partially offset by a $11.5 million decrease of commission costs due to the adoption of ASC Topic 606, and a $2.7 million decrease in datacenter and customer support costs to support our free users. Sales and marketing expenses as a percentage of revenue decreased seven points year-over-year due to the adoption of ASC Topic 606, our focus on sales and marketing productivity, and a decrease in cost to support our free users. We expect to continue to invest aggressively to capture our large market opportunity globally and capitalize on our competitive position with continued focus on our long-term margin objectives. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we expect that sales and marketing expenses will continue to decrease as a percentage of revenue.

General and Administrative

	Nine Months Ended
	October 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
General and administrative	$69,959	$63,037	$6,922	11%
Percentage of revenue	16%	17%

General and administrative expenses were $70.0 million, or 16% of revenue, for the nine months ended October 31, 2018, compared to $63.0 million, or 17% of revenue, for the nine months ended October 31, 2017, representing an increase of $6.9 million, or 11%. The increase in absolute dollars was primarily due to an increase of $5.1 million in stock-based compensation expense and an increase of $3.8 million in employee and related costs primarily driven by the increase in headcount from 276 employees as of October 31, 2017 to 313 employees as of October 31, 2018, an increase in equity grants, and the timing of employee equity grants from prior periods. Despite an increase in absolute dollars, general and administrative expense as a percentage of revenue decreased one point year-over-year as we continued to benefit from greater operational efficiency and scale.

Liquidity and Capital Resources

	Nine Months Ended
	October 31,
	2018	2017 (as adjusted)*
	(in thousands)
Net cash provided by operating activities	$23,989	$12,874
Net cash used in investing activities	(14,412)	(4,769)
Net cash used in financing activities	(17,256)	(12,967)

*	Adjusted due to the adoption of ASCU 2016-18

As of October 31, 2018, we had cash, cash equivalents, and restricted cash of $200.3 million. Our cash, cash equivalents, and restricted cash are comprised primarily of overnight cash deposits and certificates of deposits. Since our inception, we have financed our operations primarily through equity, cash generated from sales and, to a lesser extent, debt financing. We believe our existing cash and cash equivalents, together with our capital leases and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

Operating Activities

For the nine months ended October 31, 2018, cash provided by operating activities was $24.0 million. The primary factors affecting our operating cash flows during this period were our net loss of $114.9 million, offset by non-cash charges of $89.1 million for stock-based compensation, $34.7 million for depreciation and amortization of our property and equipment and intangible assets, $12.2 million for amortization of deferred commissions, and net cash inflows of $2.3 million provided by changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $57.0 million decrease in accounts receivable that was primarily due to the seasonality of our billings and relative timing of our cash collections, a $23.1 million increase in deferred commissions primarily due to the adoption of ASC Topic 606 in addition to new and expanded deployments with paying customers during this period, a $17.2 million decrease in accrued expenses and other liabilities primarily attributable to timing of compensation and benefits payments and timing of invoice payments, and a $9.9 million decrease in deferred revenue that was primarily due to increasing seasonality in our sales cycle concentrated in the back half of our fiscal year, predominantly in the last quarter, and continued focus on annual payment durations over multi-year prepayments.

Investing Activities

Cash used in investing activities of $14.4 million for the nine months ended October 31, 2018 was primarily due to our facilities capacity expansions in Austin, Tokyo, New York, and London, as well as capital expenditures in connection with fixed asset purchases to support our increased headcount. In addition, there was an increase of $1.3 million in capitalized internal-use software costs associated with the development of additional significant features and functionality to our products.

Financing Activities

Cash used in financing activities of $17.3 million for the nine months ended October 31, 2018 was primarily due to $36.9 million of employee payroll taxes paid related to net share settlement of restricted stock units reflecting an increase in the valuation of our share price and $17.2 million of payments of capital lease obligations, partially offset by $21.9 million of proceeds from issuances of common stock under the 2015 ESPP and $15.0 million of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of October 31, 2018:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt(1)	$43,234	$1,564	$41,670	$—	$—
Operating lease obligations, net of sublease income amounts(2)	283,321	34,964	71,761	56,051	120,545
Capital leases(3)	60,688	25,737	30,797	4,154	—
Purchase obligations(4)	74,795	45,723	26,650	2,238	184
Total	$462,038	$107,988	$170,878	$62,443	$120,729

(1)	Includes interest and unused commitment fees on our line of credit under the November 2017 Facility.

(2)

Includes operating lease obligations for our buildings and certain data centers. As of October 31, 2018, we expected to receive sublease income of $26.9 million over the next four years from tenants in certain of our leased facilities. The amounts set forth in the table above are net of these sublease income amounts.

(3)	Includes obligations related to our datacenter hardware.
(4)	Purchase obligations relate primarily to infrastructure services, datacenter operations, and sales and marketing activities.

Off-Balance Sheet Arrangements

Through October 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for items discussed under Use of Estimates, Recently Adopted Accounting Pronouncements, and Summary of Significant Accounting Policies under Part I, Item 1. Financial Statements—Note 1, there have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2018 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2018.

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

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of capital lease obligations, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. Prior to our adoption of ASU 2016-18, Statement of Cash Flows: Restricted Cash, historically, we excluded the use and release of restricted cash to guarantee a significant letter of credit for our Redwood City headquarters from our free cash flow. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash provided by operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section of this report. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

Our reconciliation of the non-GAAP financial measures for the three and nine months ended October 31, 2018 and 2017 are as follows (in thousands, except per share data and percentages):

	Three Months Ended			Nine Months Ended
	October 31,			October 31,
	2018 *	2017	**	2018 *	2017	**
GAAP operating loss	$(39,464)	$(42,559)		$(112,543)	$(121,534)
Stock-based compensation	31,790	25,523		89,086	72,536
Intangible assets amortization	—	39		24	481
Non-GAAP operating loss	$(7,674)	$(16,997)		$(23,433)	$(48,517)

GAAP operating margin	(25)%	(33)%		(25)%	(33)%
Stock-based compensation	20	20		20	20
Intangible assets amortization	—	—		—	—
Non-GAAP operating margin	(5)%	(13)%		(5)%	(13)%

GAAP net loss	$(40,196)	$(42,924)		$(114,918)	$(122,295)
Stock-based compensation	31,790	25,523		89,086	72,536
Intangible assets amortization	—	39		24	481
Non-GAAP net loss	$(8,406)	$(17,362)		$(25,808)	$(49,278)

GAAP net loss per share, basic and diluted	$(0.28)	$(0.32)		$(0.82)	$(0.92)
Stock-based compensation	0.22	0.19		0.64	0.55
Intangible assets amortization	—	—		—	—
Non-GAAP net loss per share, basic and diluted	$(0.06)	$(0.13)		$(0.18)	$(0.37)
Weighted-average shares used to compute net loss per share, basic and diluted	142,366	134,636		140,559	133,044

Net cash provided by operating activities	$6,816	$14,094	***	$23,989	$12,874	***
Purchases of property and equipment	(5,247)	(3,003)		(12,613)	(4,800)
Payments of capital lease obligations	(4,290)	(4,781)		(17,192)	(12,693)
Capitalized internal-use software costs	(1,343)	—		(1,343)	—
Free cash flow	$(4,064)	$6,310	***	$(7,159)	$(4,619)	***
Net cash used in investing activities	$(6,589)	$(3,001)		$(14,412)	$(4,769)
Net cash used in financing activities	$(3,726)	$(3,423)		$(17,256)	$(12,967)

*	As reported under ASC Topic 606
**	As reported under ASC Topic 605
***	Adjusted due to the adoption of ASCU 2016-18

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $200.3 million as of October 31, 2018. Our cash equivalents and restricted cash primarily consist of overnight deposits and certificates of deposits. All restricted cash is recorded at its estimated fair value. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of October 31, 2018, we had total debt outstanding with a carrying amount of $40.0 million which approximates fair value. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%. A hypothetical 10% increase or decrease in interest rates of October 31, 2018 under the November 2017 Facility would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 16 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. 11 of the 16 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-USD cash balances in non-USD functional entities, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. We incurred $1.3 million foreign exchange losses in the nine months ended October 31, 2018; we did not incur any material foreign exchange gains or losses in the nine months ended October 31, 2017.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of October 31, 2018.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $155.0 million, $151.8 million and $202.9 million in our fiscal years ended January 31, 2018, 2017 and 2016, respectively, and $114.9 million in the nine months ended October 31, 2018. As of October 31, 2018, we had an accumulated deficit of $1.1 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our product development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission has enacted a General Data Protection Regulation (GDPR) that became effective in May 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance of up to the greater of 20 million euros or four percent of a company’s global revenue. The GDPR imposes new obligations on companies regarding the handling of personal data. If we are unable to develop and offer services that meet our legal duties or help our customers meet their obligations under the GDPR or other laws or regulations relating to privacy, data protection, or information security, we may experience reduced demand for our services and become subject to significant fines and penalties, all of which would harm our business. Additionally, in October 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area (EEA) to the United States. Although U.S. and EU authorities reached a political agreement on February 2, 2016, regarding a new means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, it is facing mounting legal challenges. It is unclear what effect these challenges to the EU-U.S. Privacy Shield will have and whether it or the related Swiss-EU Privacy Shield will continue to function as an appropriate means for us to legitimize personal data transfers from the EEA or Switzerland to the U.S. Additionally, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. There also have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. In June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes by the planned exit date of March 2019. The UK Data Protection Act that substantially implements the GDPR became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

Certain of our services are subject to export controls, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanction regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. The provision of our products and services must comply with these laws. The U.S. export control laws and U.S. economic sanctions laws include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our services or could limit our customers’ ability to implement our services in those countries.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Additionally, to the extent that we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that we file with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our Class A common stock.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. In addition to our own sales force, we also leverage third parties to sell our products and services and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of January 31, 2018, we had U.S. federal net operating loss carryforwards of approximately $624.7 million, state net operating loss carryforwards of approximately $613.7 million, and foreign net operating loss carryforwards of approximately $214.7 million. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have in the past experienced an ownership change which has impacted our ability to fully realize the benefit of these net operating loss carryforwards. If we experience additional ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.  On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act reduces the U.S. federal corporate tax rate from 34% to 21%, imposes a one-time repatriation tax, and numerous other provisions transitioning to a territorial system. The changes included in the Tax Act are broad and complex. The Tax Act contains several base broadening provisions that became effective as of the year ended January 31, 2019 that we do not expect to have a material impact on future earnings due to our NOLs and valuation allowance position. As of October 31, 2018, we have completed our accounting for the effects of tax reform as they relate to the one-time transition tax. We will continue to evaluate the remaining provisional amounts recorded for the year ended January 31, 2019 throughout the remainder of the measurement period.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from November 1, 2017 through October 31, 2018, the closing price of our Class A common stock ranged from $17.26 per share to $29.01 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

Date: December 6, 2018

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)