Form 10-K
period 2019-01-31
BOX INC
filed 2019-03-20
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2019

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act (the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on July 31, 2018 as reported by the New York Stock Exchange on such date was approximately $3.4 billion. Shares of the registrant’s Class A common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 28, 2019, the number of shares of the registrant’s Class A common stock outstanding was 144,332,246.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2019.

Box, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2019

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
•

our investment strategy, including our plans to further invest in our business, including investment in research and development, sales and marketing, our data center infrastructure and our professional services organization, and our ability to effectively manage such investments;

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

PART I

Item 1. BUSINESS

Overview

Box provides a leading cloud content management platform that enables organizations of all sizes to securely manage their content while allowing easy, secure access and sharing of this content from anywhere, on any device. With our Software-as-a-Service (SaaS) cloud content management platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with legal and regulatory requirements, internal policies and industry standards and regulations. Box provides a single content platform that accelerates business processes, improves employee productivity and protects an organization’s most valuable data. Our platform enables a broad set of business use cases across an enterprise, across multiple file formats and media types, and user experiences. Our platform integrates with leading enterprise business applications, and is compatible with multiple application environments, operating systems and devices, ensuring that workers have access to their critical business content whenever and wherever they need it.

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

Our go-to-market strategy is focused on selling our cloud content management platform as a solution for the entire enterprise with the full set of Box capabilities and driving high-value significant business outcomes for our customers. This strategy combines top-down, high-touch sales efforts with end-user-driven bottoms-up adoption. We focus our efforts on larger enterprises, capitalizing on international growth, and utilizing our partner ecosystem. Our sales representatives engage in direct interaction with IT decision makers including CEOs, CIOs, CISOs, IT directors and line of business department heads. We also field inbound inquiries and online sales opportunities. We further expand our market reach by leveraging a network of our channel partners that is comprised of value-added resellers and systems integrators as well as our own consulting services. We offer individuals a free basic version of Box that allows them to experience first-hand our easy-to-use and secure solution. Use of the Box offering often spreads virally within and across organizations, as users adopt Box and invite new users to collaborate. In addition, an organization will frequently purchase Box for one use case and then later expand its deployment to other use cases with larger groups of employees leading to deeper engagement with our service. Our solution selling strategy is focused on ensuring that new and existing customers see the full use-cases and possibilities with our cloud content management platform and the significant business outcomes.

We also provide industry-specific capabilities that address targeted business needs through a combination of technology, services and marketing programs. We are able to serve highly regulated industries with specific requirements relating to compliance with certain security and regulatory standards. These industry-specific capabilities are aimed to speed the deployment and time-to-value for customers in industries such as financial services, government, healthcare and life sciences, media and entertainment, retail, education, and nonprofit.

We are building a rich technology partner ecosystem around Box. We offer nearly 1,500 integrations with partners including Microsoft, IBM, Salesforce.com, Apple, Google, Facebook, Slack, Adobe, Palo Alto Networks and others, giving our users easy access to their content in Box without leaving these applications. In addition, in-house enterprise developers and independent software developers can rapidly build and provision new applications that leverage and extend the core functionality of our services, increasingly with a focus on specific industries and vertical market use cases. To date, tens of thousands of third-party developers have leveraged our platform as the secure content layer for their applications.

We are committed to powering how the world does more good together. Box.org mobilizes our technology, talent, partners and institutional assets to enable nonprofits to innovate and fulfill their missions. Founded in 2014,

Box.org now serves over 8,000 nonprofits with donated or discounted Box access, employee volunteer hours and cash grants from the Box.org Fund.

The Box Solution

We offer web, mobile and desktop applications for cloud content management on a platform for developing custom applications, and a series of industry-specific capabilities. Box features and functionality include the following:

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

•

Box Skills Kit for applying artificial intelligence to content in Box. We give organizations the ability to apply machine learning algorithms from leading providers such as IBM, Microsoft and Google, as well as specialized industry-specific vendors, directly to content within Box. This eliminates the need for customers to create and manage separate document repositories for performing functions such as image and character recognition, video and audio analysis and transcriptions, and document analysis on business content, thus improving content search ability and business process automation.

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

•

Easy Integration with Other Cloud-Based Applications. Our open platform allows for easy integration with other cloud-based and enterprise applications. We offer nearly 1,500 integrations with partners including IBM, Microsoft, Salesforce.com, Google, Facebook, Slack, Adobe, Palo Alto Networks and others, as well as an open API for organizations to integrate Box with other packaged and home-grown applications, including solution applications our customers build for their customers.

•

Focus on Industry-Specific Capabilities. In order to facilitate easier and faster time to market, we offer industry-specific capabilities for those industries that have significant content and collaboration challenges. These features target specific business problems within those industries with a combination of Box, integration with industry-specific partner technologies, and implementation expertise from Box Consulting and/or implementation partners. For example, Box for Healthcare provides functionality that transforms how healthcare providers work. This solution allows healthcare providers to streamline referral management, and enables users to view and share DICOM files (like X-rays, CT Scans and Ultrasounds), reduces the need for manual faxing and scanning, and unlocks data trapped in hospital-based enterprise systems. In addition, we recently launched Box GxP Validation, which targets life science companies and provides a new approach for maintaining always-on GxP compliance in the cloud and enables organizations subject to Food and Drug Administration regulations to manage both unregulated and regulated content within Box. We are able to serve highly regulated industries with specific requirements relating to compliance with certain security and regulatory standards, such as GxP and FedRAMP, and those required by HIPAA, FINRA, and the HITECH Act.

•

Box Zones for In-Region Data Storage. Box Zones enables businesses around the globe to adopt Box as their modern content management platform, while letting them store their data locally in certain regions. This helps organizations to address region-specific compliance mandates associated with data residency and privacy.

Customers

Our user base includes over 64.5 million registered users. We define a registered user as a Box account that has been provisioned a unique user identification number. As of January 31, 2019, approximately 81% of our registered users were non-paying users who independently registered for accounts and approximately 19% of our registered users were paying users who registered as part of a larger enterprise or business account or by using a paid personal account.

As of January 31, 2019, we had over 92,000 paying organizations, and our solution was offered in 24 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services. Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT-sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; and (iv) organizations may purchase our Box Platform service to create custom business applications for their internal use and extended ecosystem of customers, suppliers and partners.

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

One reseller, which is also a customer, represented 11% of our revenue in the year ended January 31, 2019. Our geographic revenue and segment information is set forth in Notes 2 and 14, respectively, of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Sales and Marketing

We offer our solution to our customers as a subscription-based service, with subscription fees based on the requirements of our customers, including the number of users and functionality deployed. The majority of our customers subscribe to our services through one-year contracts, although we also offer our services for terms ranging from one month to three years or more. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. We recognize revenue when, or as we, satisfy a performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the term of the contract.

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

Sales and marketing expenses were $312.2 million, $303.3 million and $253.0 million for the years ended January 31, 2019, 2018 and 2017, respectively.

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

Research and development expenses were $163.8 million, $136.8 million and $115.9 million for the years ended January 31, 2019, 2018 and 2017, respectively.

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

The principal competitive factors in our market include:

•	enterprise-grade security and compliance;
•	ease of user experience;
•	scalability of product and infrastructure for large deployments;
•	speed, availability, and reliability of the service;
•	low-cost, quick deployment;
•	depth of integration into enterprise applications, including office productivity, desktop and mobile tools;
•	current and forward-thinking product development;
•	agnostic to device, operating system, and file type;
•	intelligent content management including metadata capabilities;

•	ability to store content in multiple geographic locations;
•	automation and workflow management;
•	extensible platform for custom application development;
•	customer-centric product development;
•	rich ecosystem of channel partners and applications;
•	superior customer service and commitment to customer success; and
•	strength of professional services organization.

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

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. As of January 31, 2019, our patents were set to expire between 2027 and 2036. We intend to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

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

Backlog

We generally sign annual and multiple-year subscription contracts for our cloud content management services. The frequency of our invoices to each customer is negotiated and varies among our subscription contracts. We continued to focus on annual payment frequencies for multi-year contracts in the twelve months ended January 31, 2019. As a result, for multi-year contracts, we frequently invoice an initial amount at contract signing followed by subsequent annual invoices. Until amounts are invoiced, they are typically not recorded in revenue, deferred revenue, billings or elsewhere in our consolidated financial statements other than disclosed as part of remaining performance obligation. To the extent future invoicing is determined to be certain, we consider those future subscription invoices to be non-cancelable backlog, which is disclosed as part of remaining performance obligation.

Future invoicing is determined to be certain when we have an executed non-cancelable contract and invoicing is not dependent on a future event such as the delivery of a specific new product or feature, or the achievement of contractual contingencies. We had $311.4 million and $278.0 million of non-cancelable backlog as of January 31, 2019 and 2018, respectively. The increase of non-cancelable backlog as of January 31, 2019 was primarily driven by the addition of new customers, expansion within existing customers as they broaden their deployment of our product offerings, strong attach rates of add-on products, partially offset by the final invoicing associated with the enhanced developer access fee from one of our resellers billed in fiscal year 2019 and the timing of customer driven renewals.

We expect that the amount of backlog relative to the total value of our contracts will change from year to year due to several factors, including the timing and duration of customer subscription agreements, varying price, volume, and invoicing cycles of subscription contracts, the timing of customer regularly scheduled renewals, and foreign currency fluctuations. Accordingly, we believe that fluctuations in backlog are not always a reliable indicator of future revenue and we do not utilize backlog as a key management metric internally.

Employees

As of January 31, 2019, we had 1,980 employees. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically through our investor relations website located at www.box.com/investors as soon as reasonably practical after we file such material with, or furnish it to, the SEC.

We also use our investor relations website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on certain Twitter accounts, such as @box, @levie and @boxincir. Information on or that can be accessed through our websites or are on these Twitter accounts is not part of this Annual Report on Form 10-K, and the inclusion of our website addresses and Twitter accounts are inactive textual references only.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $134.6 million, $155.0 million and $151.8 million in our fiscal years ended January 31, 2019, 2018 and 2017, respectively. As of January 31, 2019, we had an accumulated deficit of $1.1 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our product development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or offer new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we provide Box Platform, which allows our customers to leverage Box’s powerful content services within their own custom applications, Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box, Box Zones, which gives global customers the ability to store their data locally in certain regions, Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information, and Box Skills, which enables customers to leverage a variety of machine learning tools to accelerate their business processes and help extract meaning from customers unstructured content. The success of any new products and services, enhancements, or modifications to existing products and services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, integrations, products or services. Failure in this regard may significantly impair our revenue growth and our future financial results. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Actual or perceived security vulnerabilities in our services or any breaches of our security controls and unauthorized access to a customer’s data could harm our business and operating results.

The services we offer involve the storage of large amounts of our customers’ sensitive and proprietary information across a broad spectrum of industries. Cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based content collaboration services have been targeted in the past. These increasing threats are being driven by a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. These sources can also implement social engineering techniques to induce our partners, users, employees or customers to disclose passwords or other sensitive information or take other actions to gain access to our users’ data. Hackers that acquire user account information at other companies can attempt to use that information to compromise our users’ accounts if an account shares the same sensitive information such as passwords. In addition, because the Box service is configured by administrators and users to select their default settings, the third-party integrations they enable, and their privacy and permissions settings, this may lead to an administrator or user intentionally or inadvertently configuring settings to share their sensitive data. For example, a Box user can choose to share the content they store in Box with third-parties by creating a link that can be customized to be accessible by anyone with the link. While this feature is designed to be used for a variety of legitimate use cases in which a user wishes to share non-sensitive content with a broad or public audience, if a user were to intentionally or inadvertently configure a setting that allowed public access to their sensitive data, that data could be discovered and accessed by an unintended third party. As we increase our customer base and our brand becomes more widely known and recognized, and as our service is used in more heavily regulated industries where there may be a greater concentration of sensitive and protected data, such as healthcare, government, life sciences, and financial services, we may become more of a target for these malicious third parties.

If our security measures are or are believed to be inadequate or breached as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques, improper user configuration or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity or availability of our customers’ data, we could incur significant liability to our customers and to individuals or organizations whose information is being stored by our customers, and our business may suffer and our reputation or competitive position may be damaged. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures. We also expect to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we may face increased costs in the event of an actual or perceived security breach or other security-related incident. Additionally, our service providers may suffer, or be perceived to suffer, data security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

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

We sell to U.S. federal and state and foreign government customers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of additional challenges and risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements may change, or we may lose one or more government certifications, and in doing so restrict our ability to sell into the government sector until we have attained revised certifications. Government demand and payment for our products and services are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. An extended federal government shutdown resulting from budgetary decisions may limit or delay federal government spending on our solutions and adversely affect our revenue. Government entities may also have statutory, contractual or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future operating results.

As a substantial portion of our sales efforts are increasingly targeted at enterprise and highly-regulated customers, our sales cycles may become longer and more expensive, we may encounter greater pricing pressure and implementation and customization challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could harm our business and operating results.

As a substantial portion of our sales efforts are increasingly targeted at enterprise and highly-regulated customers, we face greater costs, longer sales cycles and less predictability in the completion of some of our sales. In this market segment, the customer’s decision to use our services may be an enterprise-wide decision, in which case these types of sales require us to provide greater levels of customer education regarding the uses and benefits of our services, as well as education regarding security, privacy, and data protection laws and regulations, especially for those customers in more heavily regulated industries or those with significant international operations. In addition, larger enterprises may demand more customization, integration and support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to these customers, which could increase our costs, lengthen our sales cycle and leave fewer sales support and professional services resources for other customers. Professional services may also be performed by a third party or a combination of our own staff and a third party. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality or interoperability of our services with their own IT environment, we could incur additional costs to address the situation, which could adversely affect our margins. Moreover, any customer dissatisfaction with our services could damage our ability to encourage broader adoption of our services by that customer. In addition, any negative publicity resulting from such situations, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission has enacted a General Data Protection Regulation (GDPR) that became effective in May 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance of up to the greater of 20 million euros or four percent of a company’s global revenue. The GDPR imposes new obligations on companies regarding the handling of personal data. If we are unable to develop and offer services that meet our legal duties or help our customers meet their obligations under the GDPR or other laws or regulations relating to privacy, data protection, or information security, we may experience reduced demand for our services and become subject to significant fines and penalties, all of which would harm our business. Although U.S. and EU authorities reached a political agreement on February 2, 2016, regarding a new means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, it is facing mounting legal challenges. It is unclear what effect these challenges to the EU-U.S. Privacy Shield will have and whether it or the related Swiss-EU Privacy Shield will continue to function as an appropriate means for us to legitimize personal data transfers from the EEA or Switzerland to the U.S. Additionally, the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. There also have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. In June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes by the planned exit date of March 2019. The UK Data Protection Act that substantially implements the GDPR became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

We offer our services across a variety of operating systems and through the internet. We are dependent on the interoperability of our platform with third-party mobile devices, tablets, desktop and mobile operating systems, as well as web browsers that we do not control. Any changes in such systems, devices or web browsers that degrade the functionality of our services or give preferential treatment to competitive services could adversely affect usage of our services. In order for us to deliver high quality services, it is important that these services work well with a range of operating systems, networks, infrastructure, devices, web browsers and standards that we do not control. In addition, because a substantial number of our users access our services through mobile devices, we are particularly dependent on the interoperability of our services with mobile devices and mobile operating systems. We may not be successful in developing relationships with key participants in the mobile industry or in developing services that operate effectively with these operating systems, networks, infrastructure, devices, web browsers and standards. In the event that it is difficult for our users to access and use our services, our user growth may be harmed, and our business and operating results could be adversely affected.

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

Our quarterly operating results, including the levels of our revenue, billings, gross margin, profitability, cash flow, and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	our ability to attract new customers;
•	our ability to convert users of our limited free version to paying customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	changes in our retention rate;
•	the timing of revenue recognition;
•	the impact on billings of shifting our focus to annual (rather than multi-year) payment frequencies from our customers;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network or service outages, internet disruptions, the availability of our service, security breaches or perceived security breaches and vulnerabilities;
•	general economic, industry and market conditions;
•	increases or decreases in the number of features or capabilities in our services or pricing changes upon any renewals of customer agreements;
•	changes in our go to market strategies and/or pricing policies and/or those of our competitors;
•	seasonal variations in our billings results and sales of our services, which have historically been highest in the fourth quarter of our fiscal year;
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

Interruptions or delays in service from our third-party data center hosting facilities and cloud computing and hosting providers could impair the delivery of our services and harm our business.

We currently store and process our customers’ information within three third-party data center hosting facilities located in Northern California and in third-party cloud computing and hosting facilities inside and outside of the United States. As part of our current disaster recovery arrangements, our production environment and metadata related to our customers’ data is currently replicated in near real time in a facility located in Las Vegas, Nevada. In addition, all of our customers’ data is typically replicated on a third-party storage platform located inside and outside of the United States. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct. Any damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, an armed conflict, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service or cause us to not comply with certification requirements. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. For example, in February 2018, we experienced a service outage when one of our data centers lost power and the back-up power generators failed to function properly. As we continue to add data centers, increase our dependence on third-party cloud computing and hosting providers, and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. In particular, as part of our hybrid cloud infrastructure strategy, we intend to migrate our primary data centers in fiscal year 2020 to significantly lower cost regions in order to continue to optimize infrastructure efficiency and to support the growth in our paying customers. Despite precautions taken during any of these data center moves and data transfers, any unsuccessful data transfers may impair the delivery of our service and could materially and adversely disrupt our operations and our service delivery to our customers, which could result in contractual penalties or damage claims from customers. In addition, changes to our data center infrastructure could occur over a period longer than planned, could require greater than expected investment and other internal and external resources and could cause us to incur increased costs as we operate multiple data center facilities. It may also take longer to realize the intended favorable benefits from any data center infrastructure migrations and improvements than expected, and disruptions or unexpected costs may continue to occur while we enhance our data center infrastructure.

If we overestimate or underestimate our data center capacity requirements, our operating results could be adversely affected.

Only a small percentage of our customers that are organizations currently use our service as a way to organize all of their internal files. In particular, larger organizations and enterprises typically use our service to connect people and their most important information so that they are able to get work done more efficiently. However, over time, we may experience an increase in customers that look to Box as their complete cloud content management solution. The costs associated with leasing and maintaining our data centers already constitute a significant portion of our capital and operating expenses. We continuously evaluate our short- and long-term data center capacity requirements to ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs. If we overestimate the demand for our cloud content management service and therefore secure excess data center capacity, or if we are unable to meet our contractual minimum commitments, our operating margins could be reduced. If we underestimate our data center capacity requirements, we may not be able to service the expanding needs of new and existing customers and may be required to limit new customer acquisition, which would impair our revenue growth. Furthermore, regardless of our ability to appropriately manage our data center capacity requirements, an increase in the number of organizations, in particular large businesses and enterprises, that use our service as a larger component of their content storage requirements, could result in lower gross and operating margins or otherwise have an adverse impact on our financial condition and operating results.

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

From time to time, certain other third parties have claimed that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. In addition, we cannot assure you that actions by other third parties alleging infringement by us of third-party patents will not be asserted or prosecuted against us. In the future, others may claim that our services and underlying technology infringe or violate their intellectual property rights. However, we may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify services, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations. During the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts or investors regard these announcements as negative, the market price of our Class A common stock may decline.

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

Changes in tariffs, sanctions, international treaties, export/import laws and other trade restrictions or trade disputes may delay the introduction and sale of our services in international markets, prevent our customers with international operations from deploying our services or, in some cases, prevent the export or import of our services to certain countries, governments, persons or entities altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our services, or in our decreased ability to export or sell our services to existing or potential customers with international operations. Any decrease in the use of our services or limitation on our ability to export or sell our services would likely adversely affect our business, financial condition and operating results.

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

Our core services and our expanded offerings such as Box KeySafe, Box Governance, Box Zones and Box Platform are becoming increasingly mission-critical to our customers’ internal and external business operations, as well as their ability to comply with legal requirements, regulations, and standards such as GxP, FINRA, HIPAA, and FedRAMP. These services and offerings are inherently complex and may contain material defects or errors. Any defects either in functionality or that cause interruptions in the availability of our services, as well as user error, could result in:

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

Because of the large amount of data that we collect and manage, it is possible that hardware failures, software errors, errors in our systems, or by third party service provides, user errors, or internet outages could result in data loss or corruption that our customers regard as significant. Furthermore, the availability or performance of our services could be adversely affected by a number of factors, including customers’ inability to access the internet, the failure of our network or software systems, security breaches or variability in customer traffic for our services. We have been required and, in the future, may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from some of these events. In addition to potential liability, if we experience interruptions in the availability of our services, our reputation could be adversely affected, which could result in the loss of customers. For example, our customers access our services through their internet service providers. If a service provider fails to provide sufficient capacity to support our services or otherwise experiences service outages, such failure could interrupt our customers’ access to our services, adversely affect their perception of our services’ reliability and consequently reduce our revenue.

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

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
•	increased financial accounting and reporting burdens and complexities;
•	restrictions on the transfer of funds;
•	reliance on third party resellers and other parties;
•	adverse tax consequences; and
•	unstable regional, economic, social and political conditions.

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We currently manage our exchange rate risk by matching foreign currency assets with payables and by maintaining minimal non-U.S. dollar cash reserves, but we do not have any other hedging programs in place to limit the risk of exchange rate fluctuation. In the future, however, to the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. We cannot be certain such practice will ultimately be available and/or effective at mitigating all foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, our deployed hedging strategies are not effective, or there are no hedging strategies available for certain exposures that are prudent given the risks associated and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be adversely affected in the future.

We are also monitoring developments related to Brexit, which could have significant implications for our business. Brexit could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and differing laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations, especially in the United Kingdom, and our financial results.

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

We maintain our Box website to efficiently service our high volume, low dollar customer transactions and certain customer inquiries. Our goal is to continue to evolve this online experience so it effectively serves the increasing and changing needs of our growing customer base. If we are unable to maintain the effectiveness of our online solution to meet the future needs of our online customers and to eliminate fraudulent transactions occurring in this channel, we could see reduced online sales volumes as well as a decrease in our sales efficiency, which could adversely affect our results of operations.

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

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The United States and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell our services. Uncertainty about economic conditions in the United States, Europe, Japan and other key markets for our services could cause customers to delay or reduce their information technology spending. This could result in reductions in sales of our services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that cloud content management and collaboration spending levels will increase following any recovery.

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

As of January 31, 2019, we had U.S. federal net operating loss carryforwards of approximately $692.3 million, state net operating loss carryforwards of approximately $713.2 million, and foreign net operating loss carryforwards of approximately $268.0 million. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have in the past experienced an ownership change which has impacted our ability to fully realize the benefit of these net operating loss carryforwards. If we experience additional ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

Generally accepted accounting principles (GAAP) in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in February 2016, the FASB issued accounting standards update No. 2016-02, which requires lessees to record most leases on their balance sheet while recognizing expense in a manner similar to current lease accounting guidance. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new accounting guidance is effective for us beginning February 1, 2019. In addition, were we to change our critical accounting estimates, including the timing of recognition of subscription revenue and other revenue sources, our results of operations could be significantly impacted. These or other changes in accounting principles could adversely affect our financial results. See Note 2 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K regarding the effect of new accounting pronouncements on our financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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
•

authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our Class A common stock;

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from February 1, 2018 through January 31, 2019, the closing price of our Class A common stock ranged from $15.76 per share to $29.01 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

None.

Item 2. PROPERTIES

Our corporate headquarters, which includes research and development, sales, marketing, business operations and executive offices, is located in Redwood City, California. It consists of approximately 340,000 square feet of space under a lease that expires in fiscal 2029. We sublease a portion of this space.

We also lease offices, with our principal offices in San Francisco, California; Austin, Texas; New York, New York; London, England; and Tokyo, Japan. We intend to procure additional space as we add employees in our current locations and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise, and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of January 31, 2019.

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

Holders of Record

As of February 28, 2019, there were 295 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the NASDAQ Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on January 23, 2015, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through January 31, 2019. The returns shown are based on historical results and are not intended to suggest future performance.

	Base
	Period
Company/Index	01/23/2015	01/31/2015	01/31/2016	01/31/2017	01/31/2018	01/31/2019
Box, Inc.	$100	$81	$46	$73	$96	$90
S&P 500 Index	100	97	97	111	138	132
NASDAQ Computer Index	100	96	101	124	176	172

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our consolidated financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period. We adopted ASC Topic 606, effective February 1, 2018, utilizing the modified retrospective method. The reported results for fiscal year 2019 reflect the application of ASC Topic 606, while the reported results for prior fiscal years are not adjusted and continue to be reported under ASC Topic 605.

	Year Ended January 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$608,386	$506,142	$398,605	$302,704	$216,440
Cost of revenue(1)(2)	173,594	135,248	112,130	87,100	47,273
Gross profit	434,792	370,894	286,475	215,604	169,167
Operating expenses:
Research and development(2)	163,750	136,791	115,928	102,500	66,402
Sales and marketing(1)(2)	312,210	303,319	253,020	242,184	207,749
General and administrative(1)(2)	93,069	84,805	68,182	71,923	61,672
Total operating expenses	569,029	524,915	437,130	416,607	335,823
Loss from operations	(134,237)	(154,021)	(150,655)	(201,003)	(166,656)
Remeasurement of redeemable convertible preferred stock warrant liability	—	—	—	—	126
Interest expense, net	(316)	(1,013)	(896)	(1,157)	(2,009)
Other income (loss), net	1,339	789	678	(98)	(257)
Loss before provision (benefit) for income taxes	(133,214)	(154,245)	(150,873)	(202,258)	(168,796)
Provision (benefit) for income taxes	1,398	715	914	690	(569)
Net loss	(134,612)	(154,960)	(151,787)	(202,948)	(168,227)
Accretion of redeemable convertible preferred stock	—	—	—	—	(11,503)
Deemed dividend on the conversion of Series F redeemable convertible preferred stock	—	—	—	—	(2,262)
Net loss attributable to common stockholders	$(134,612)	$(154,960)	$(151,787)	$(202,948)	$(181,992)
Net loss per share attributable to common stockholders, basic and diluted	$(0.95)	$(1.16)	$(1.19)	$(1.67)	$(11.48)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted(3)	141,351	133,932	127,469	121,240	15,854

(1)	Includes intangible assets amortization as follows:

	Year Ended January 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenue	$—	$365	$3,197	$5,443	$3,455
Sales and marketing	9	—	—	—	—
General and administrative	15	154	155	154	169
Total intangible assets amortization	$24	$519	$3,352	$5,597	$3,624

(2)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenue	$14,065	$10,742	$7,882	$4,664	$1,492
Research and development	45,189	37,733	30,796	24,696	11,767
Sales and marketing	36,864	31,742	26,142	19,530	11,616
General and administrative	23,178	17,268	13,552	10,614	7,054
Total stock-based compensation	$119,296	$97,485	$78,372	$59,504	$31,929

(3)

Upon the closing of Box’s initial public offering on January 28, 2015, 88.1 million shares of Box’s redeemable convertible preferred stock were converted and reclassified to Box’s common stock. In addition, 85,354 shares of Box’s common stock were issued upon the net exercise of a warrant to purchase shares of Box’s redeemable convertible preferred stock.

	January 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$217,518	$208,076	$177,391	$185,741	$330,436
Working capital	(34,646)	5,222	24,160	69,528	240,176
Total assets	650,161	553,566	493,674	497,488	492,666
Deferred revenue, current and non-current	375,041	320,923	241,984	186,413	120,057
Debt, current and non-current	40,000	40,000	40,000	40,000	40,000
Capital lease obligations, current and noncurrent	72,914	45,824	35,445	12,014	1,863
Total stockholders’ equity	31,405	14,968	74,732	137,901	268,129

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

Overview

Box provides a leading cloud content management platform that enables organizations of all sizes to securely manage their content while allowing easy, secure access and sharing of this content from anywhere, on any device. With our Software-as-a-Service (SaaS) cloud content management platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with legal and regulatory requirements, internal policies and industry standards and regulations. Box provides a single content platform that accelerates business processes, improves employee productivity and protects an organization’s most valuable data. Our platform enables a broad set of business use cases across an enterprise, across multiple file formats and media types, and user experiences. Our platform integrates with leading enterprise business applications, and is compatible with multiple application environments, operating systems and devices, ensuring that workers have access to their critical business content whenever and wherever they need it.

At our founding, we recognized that content is more accessible, secure and powerful when it is centrally stored, managed, and shared. In 2005, we publicly launched our cloud content management platform, which we have architected from the ground up, with a simple but powerful idea: to make it incredibly easy for people to securely manage, share and collaborate on their most important content online. Our cloud content management platform is built to meet the evolving demands of today’s distributed and mobile workforce, and for enterprises that are looking to benefit from the increasing digitization of business. Our cloud content management platform integrates with other cloud-based and enterprise applications and enables users to work and collaborate on content seamlessly and securely at any time, from anywhere in the world, on any device.

In addition, we continue to innovate by expanding our core services and our expanded offerings with a focus on workflow automation, intelligent content management, and advanced security. For example, we provide Box Relay, which allows our end users to easily build, manage and track their own workflows; Box Skills, which enables customers to leverage a variety of machine learning tools to accelerate their business processes and helping extract meaning from customers unstructured content; Box Platform, which further enables customers and partners to build enterprise apps using the Box Platform; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; and Box Zones, which gives global customers the ability to store their data locally in certain regions. The increasing success of our add-on products allows our customers to realize the full set of Box capabilities of our cloud content management platform.

We continue to expand our international presence. We moved to a new European headquarters in London’s Tech City in 2017 and a new office in Tokyo in 2018, each of which provide room to grow while keeping us close to our customers.

We offer our solution to our customers as a subscription-based service, with subscription fees based on the requirements of our customers, including the number of users and functionality deployed. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging from one month to three years or more. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. We recognize revenue when, or as we, satisfy a performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the term of the contract.

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

We have achieved significant growth in a short period of time. Our user base includes 64.5 million registered users. We define a registered user as a Box account that has been provisioned a unique user identification number. As of January 31, 2019, 19% of our registered users were paying users who registered as part of a larger enterprise or business account or by using a paid personal account. As of January 31, 2019, we had over 92,000 paying organizations, and our solution was offered in 24 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

For the years ended January 31, 2019, 2018 and 2017, our revenue was $608.4 million, $506.1 million, and $398.6 million, respectively, representing year-over-year growth of 20% and 27%, respectively, and our net losses were $134.6 million, $155.0 million, and $151.8 million, respectively. For the years ended January 31, 2019, 2018 and 2017, revenue from non-U.S. customers represented 23%, 22%, and 18% of our revenue, respectively. Box is headquartered in Redwood City, California and operates offices throughout the United States, Europe, and Asia.

Our Business Model

Our business model focuses on maximizing the lifetime value of a customer relationship. We make significant investments in acquiring new customers and believe that we will be able to achieve a positive return on these investments by retaining customers, cross-selling our add-on products and expanding the size of our deployments within our customer base over time. In connection with the acquisition of new customers, we incur and recognize significant upfront costs. These costs include sales and marketing costs associated with acquiring new customers, such as sales commission expenses, a portion of which are deferred and then amortized over a period of benefit, and marketing costs, which are expensed as incurred. We recognize revenue when, or as we, satisfy a performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the term of the contract. Although our objective is for each customer to be profitable for us over the duration of our relationship, the costs we incur with respect to any customer relationship, whether a new customer or an expansion within an existing customer, may exceed revenue in earlier periods because we recognize those costs faster than we recognize the associated revenue.

Because of these dynamics, we experience a range of profitability with our customers depending in large part upon their current stage. We generally incur higher sales and marketing expenses for new customers and existing customers who are still in an expanding stage. For new customers, our associated sales and marketing expenses typically exceed the first year revenue we recognize from those customers. For customers who are expanding their use of Box, we incur various associated marketing expenses as well as sales commission expenses, though we typically recognize higher revenue than sales and marketing expenses. For typical customers who are renewing their Box subscriptions, our associated sales and marketing expenses are significantly less than the revenue we recognize from those customers. These differences are primarily driven by the higher compensation we provide to our sales force for new customers and customer subscription expansions compared to the compensation we provide to our sales force for routine subscription renewals by customers. In addition, our sales and marketing expenses, even after considering deferred incremental compensation we provide to our sales force, are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions. We believe that, over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, we will experience lower associated sales and marketing expenses as a percentage of revenue.

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

	Year Ended January 31,
	2019	2018		2017
Billings (in thousands)	$672,897	$585,081		$454,176
Billings growth rate	15%	29%		23%
Free cash flow (in thousands)	$13,822	$7,517	*	$(26,020)	*
Retention rate (period end)	108%	110%		115%

____________________________________________

*	Adjusted due to the adoption of ASU 2016-18

Billings

Billings represent our revenue plus the changes in deferred revenue and contract assets in the period. Billings we record in any particular period primarily reflect subscription renewals and expansion within existing customers plus sales to new customers, and represent amounts invoiced for all of our products and professional services. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. If the customer negotiates to pay the full subscription amount at the beginning of the period, the total subscription amount for the entire term will be reflected in billings. If the customer negotiates to be invoiced annually or more frequently, only the amount billed for such period will be included in billings.

Billings help investors better understand our sales activity for a particular period, which is not necessarily reflected in our revenue given that we recognize subscription revenue ratably over the contract term. We consider billings a significant performance measure and after adjusting for any shifts in relative payment frequencies, a leading indicator of future revenue. We monitor billings to manage our business, make planning decisions, evaluate our performance and allocate resources. We believe that billings offer valuable supplemental information regarding the performance of our business and will help investors better understand the sales volumes and performance of our business. Although we consider billings to be a significant performance measure, we do not consider it to be a non-

GAAP financial measure given that it is calculated using exclusively revenue, deferred revenue, and contract assets, all of which are financial measures calculated in accordance with GAAP.

Billings increased 15% in the year ended January 31, 2019 over the year ended January 31, 2018. The increase in billings was primarily driven by the addition of new customers, expansion within existing customers as they broadened their deployment of our product offerings, and strong attach rates of add-on products, partially offset by a higher enhanced developer fee from one of our resellers in the prior period and the impact of customer driven multi-year prepayments in the prior period.

Our use of billings has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. Billings are recognized when invoiced, while the related subscription and premier services revenue is recognized ratably over the contract term when, or as we, satisfy a performance obligation. Also, other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure.

Over time, we expect to continue to normalize payment durations. As a result, aside from the final invoicing associated with the enhanced developer fee from one of our resellers billed in fiscal year 2019, we expect our billings growth and revenue growth to correlate with one another. However, our billings growth and revenue growth can vary from quarter to quarter due to factors including the timing and duration of customer subscription agreements. In addition, as we have gained and expect to continue to gain more traction with large enterprise customers, we also anticipate our quarterly billings to increasingly concentrate in the back half of our fiscal year, especially in the fourth quarter.

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Year Ended January 31,
	2019	*	2018	**	2017	**
GAAP revenue	$608,386		$506,142		$398,605
Deferred revenue, end of period	375,041		320,923		241,984
Less: deferred revenue, beginning of period	(311,109)	***	(241,984)		(186,413)
Contract assets, beginning of period****	582		—		—
Less: contract assets, end of period****	(3)		—		—
Billings	$672,897		$585,081		$454,176

_________________________________________________________

*	As reported under ASC Topic 606
**	As reported under ASC Topic 605
***	Balance as of February 1, 2018 upon the adoption of ASC Topic 606
****	Contract assets are reported as part of accounts receivable upon the adoption of ASC Topic 606.

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of capital lease obligations, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify adjusting items in our reconciliation of GAAP to non-GAAP financial measures. Prior to our adoption of ASU 2016-18, Statement of Cash Flows: Restricted Cash, historically, we excluded the use and release of restricted cash to guarantee a significant letter of credit for our Redwood City headquarters from our free cash flow. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash provided by (used in) operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section of this Annual Report on Form 10-K. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

Free cash flow increased $6.3 million in the year ended January 31, 2019 as compared to the year ended January 31, 2018. The increase in free cash flow was primarily driven by an increase in cash provided by operating activities of $19.9 million, partially offset by an increase in capital expenditures of $3.0 million, an increase in capital lease obligation principal payments of $7.9 million, and an increase in capitalized internal-use software costs of $2.7 million associated with the development of additional significant features and functionality to our products. The primary factors affecting the increase in cash flow from operations results from the improvement of our net loss of $20.3 million, an increase in non-cash charges of $22.5 million, partially offset by changes in our operating assets and liabilities of $22.9 million. The increase in capital expenditures was primarily related to our investments in Austin, Tokyo, New York, London, and New York facilities and in our data center infrastructure. We acquired data center assets primarily through capital leases. We expect capital lease obligations to increase in the foreseeable future as we continue to invest in our data center operations. Improvements to our working capital management process have contributed to significant improvements in free cash flow.

Retention Rate

Retention rate is defined as the net percentage of Total Account Value (TAV) retained from existing customers, including expansion. We calculate our retention rate as of a period end by starting with the TAV from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period TAV) and a subscription term of at least 12 months. We then calculate TAV from these same customers as of the current period end (Current Period TAV). Finally, we divide the Current Period TAV by the Prior Period TAV to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the fiscal year ended January 31, 2019. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was 108%, 110% and 115% as of January 31, 2019, 2018 and 2017, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% of the Prior Period TAV. Our strong retention rates were primarily attributable to strong seat growth in existing customers and strong attach rates of add-on products. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, Customer Success, and Box Consulting have been a significant factor in our strong customer retention results. As we penetrate customer accounts, we expect our retention rate to remain above 100% for the foreseeable future.

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

We recognize revenue when, or as we, satisfy a performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the contract term. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. Our subscription and premier services contracts are typically non-cancellable and do not contain refund-type provisions. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging between one month to three years or more.

Professional services are generally billed on a fixed price basis, for which revenue is recognized over time based on the proportion performed. Professional services revenue was not material as a percentage of total revenue for all periods presented.

Revenue is presented net of sales and other taxes we collect on behalf of governmental authorities.

Cost of Revenue

Our cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, payments to outside technology service providers, depreciation of servers and equipment, security services and other tools, as well as amortization expense associated with acquired technology and capitalized internal-use software. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below. We expect our cost of revenue to increase in dollars and may increase as a percentage of revenue as we expect to offer new capabilities to our customers which requires upfront investments and to expand our data center operations and customer support to support the growth of our business, our customer base, as well as our international expansion.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities, information technology costs and employee benefit costs.

Research and Development. Research and development expense consists primarily of employee compensation and related expenses, as well as allocated overhead. Our research and development efforts are focused on scaling our platform, building an ecosystem of best of breed applications and platforms, and adding enterprise grade features, functionality and enhancements such as workflow automation, intelligent content management capabilities, and advanced security to enhance the ease of use of our cloud content management services. We capitalize certain qualifying costs to develop software for internal use incurred during the application development stage. We expect our research and development expense to increase in dollars but remain stable as a percentage of revenue over time, even as we continue to make significant enhancements to our products and services.

Sales and Marketing. Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel-related expenses, as well as allocated overhead. Marketing programs include but are not limited to advertising, events, corporate communications, brand building, and product marketing. Sales and marketing expense also consists of data center and customer support costs related to providing our cloud-based services to our free users. We market and sell our cloud content management services worldwide through our direct sales organization and through indirect distribution channels such as strategic resellers. We expect our sales and marketing expense to continue to increase in dollars but decrease as a percentage of revenue over time as we gain greater efficiency from our solution selling strategy while increasing the size of our sales and marketing organization to capture strong demand globally and expand our international presence.

General and Administrative. General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, recruiting, information systems, security, compliance, fees for external professional services and cloud based enterprise systems, as well as allocated overhead. External professional services fees are primarily comprised of outside legal, accounting, audit and outsourcing services. We expect our general and administrative expense to increase in dollars but to decrease as a percentage of revenue over time as we benefit from even greater operational efficiency.

Interest Expense, Net

Interest expense, net consists of interest expense and interest income. Interest expense consists primarily of interest charges for our line of credit, interest expense related to capital leases, unused commitment fees on our line of credit, the amortization of capitalized debt issuance costs, and fees on our letters of credit. Interest income consists primarily of interest earned on our cash, cash equivalents, marketable securities, and restricted cash. We have historically invested our cash in overnight deposits, certificates of deposit, and short term, investment-grade corporate debt, marketable securities and asset backed securities.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue. We adopted ASC Topic 606, effective February 1, 2018, utilizing the modified retrospective method. The reported results for fiscal year 2019 reflect the application of ASC Topic 606, while the reported results for prior fiscal years are not adjusted and continue to be reported under ASC Topic 605.

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$608,386	$506,142	$398,605
Cost of revenue(1)(2)	173,594	135,248	112,130
Gross profit	434,792	370,894	286,475
Operating expenses:
Research and development(2)	163,750	136,791	115,928
Sales and marketing(1)(2)	312,210	303,319	253,020
General and administrative(1)(2)	93,069	84,805	68,182
Total operating expenses	569,029	524,915	437,130
Loss from operations	(134,237)	(154,021)	(150,655)
Interest expense, net	(316)	(1,013)	(896)
Other income, net	1,339	789	678
Loss before provision for income taxes	(133,214)	(154,245)	(150,873)
Provision for income taxes	1,398	715	914
Net loss	$(134,612)	$(154,960)	$(151,787)

(1) Includes intangible assets amortization as follows:
	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Cost of revenue	$—	$365	$3,197
Sales and marketing	9	—	—
General and administrative	15	154	155
Total intangible assets amortization	$24	$519	$3,352

(2) Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2019	2018	2017
	(in thousands)
Cost of revenue	$14,065	$10,742	$7,882
Research and development	45,189	37,733	30,796
Sales and marketing	36,864	31,742	26,142
General and administrative	23,178	17,268	13,552
Total stock-based compensation	$119,296	$97,485	$78,372

	Year Ended January 31,
	2019	2018	2017
Percentage of Revenue:
Revenue	100%	100%	100%
Cost of revenue(1)(2)	29	27	28
Gross profit	71	73	72
Operating expenses:
Research and development(2)	27	27	29
Sales and marketing(1)(2)	51	60	64
General and administrative(1)(2)	15	16	17
Total operating expenses	93	103	110
Loss from operations	(22)	(30)	(38)
Interest expense, net	—	—	—
Other income, net	—	—	—
Loss before provision for income taxes	(22)	(30)	(38)
Provision for income taxes	—	—	—
Net loss	(22)%	(30)%	(38)%

(1) Includes intangible assets amortization as follows*:
	Year Ended January 31,
	2019	2018	2017
Cost of revenue	—%	—%	1%
Sales and marketing	—	—	—
General and administrative	—	—	—
Total intangible assets amortization	—%	—%	1%

(2) Includes stock-based compensation expense as follows:
	Year Ended January 31,
	2019	2018	2017
Cost of revenue	2%	2%	2%
Research and development	8	8	8
Sales and marketing	6	6	7
General and administrative	4	3	3
Total stock-based compensation	20%	19%	20%

_____________________________________________________

*	Not material to any periods presented.

Comparison of the Years Ended January 31, 2019 and 2018

Revenue

	Year Ended January 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenue	$608,386	$506,142	$102,244	20%

Revenue was $608.4 million for the year ended January 31, 2019, compared to $506.1 million for the year ended January 31, 2018, representing an increase of $102.2 million, or 20%. The increase would otherwise be 22% under ASC Topic 605 had we not adopted ASC Topic 606. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 12% from January 31, 2018 to January 31, 2019, and strong attach rates of add-on products, which strengthened our price per seat. Also, in this period, we experienced strong renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 108% as of January 31, 2019.

Cost of Revenue

	Year Ended January 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$173,594	$135,248	$38,346	28%
Percentage of revenue	29%	27%

Cost of revenue was $173.6 million, or 29% of revenue, for the year ended January 31, 2019, compared to $135.2 million, or 27% of revenue, for the year ended January 31, 2018, representing an increase of $38.3 million, or 28%. The increase in absolute dollars was primarily due to an increase of $10.0 million in employee and related costs and an increase of $3.3 million in stock-based compensation expense primarily driven by the increase in headcount from 266 employees as of January 31, 2018 to 320 employees as of January 31, 2019 and the timing of employee equity grants from prior periods. In addition, there was an increase of $6.7 million in data center and hosted data service costs, a net increase of $5.3 million in depreciation primarily related to additional data center equipment, an increase of $3.8 million in rent primarily related to the expansion of data centers, an increase of $3.3 million in allocated costs attributable mainly to increased facilities and IT software and support services costs and a $1.8 million increase in enterprise subscription software. Cost of revenue as a percentage of revenue increased two points year-over-year. As part of our hybrid cloud infrastructure strategy, we will be migrating our primary data centers in fiscal year 2020 to significantly lower cost regions in order to continue to optimize infrastructure efficiency and to support the growth in our paying customers. During the migration, we will be incurring increased overall costs as we pay for multiple data centers and, therefore, we expect our cost of revenue as a percentage of revenue to temporarily increase slightly in the fiscal year ending January 31, 2020.

Research and Development

	Year Ended January 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Research and development	$163,750	$136,791	$26,959	20%
Percentage of revenue	27%	27%

Research and development expenses were $163.8 million, or 27% of revenue, for the year ended January 31, 2019, compared to $136.8 million, or 27% of revenue, for the year ended January 31, 2018, representing an increase of $27.0 million, or 20%. The increase in absolute dollars was primarily due to an increase of $17.1 million in employee and related costs and an increase of $8.2 million in stock-based compensation expense primarily driven by the increase in headcount from 358 employees as of January 31, 2018 to 409 employees as of January 31, 2019 and the timing of employee equity grants from prior periods. In addition, there was an increase of $3.7 million in allocated costs attributable mainly to increased facilities and IT software and support services costs and an increase of $1.8 million related to outside agency costs and consulting services. The increase in research and development expenses was partially offset by a $3.5 million increase in capitalized internal-use software costs associated with the development of additional significant features and functionality to our products during the same period. Research and development expense as a percentage of revenue remained flat year-over-year. We continue to invest in enhancements of our product and services, develop new products, and further differentiate our offerings. We expect our research and development expense to increase in dollars but remain essentially stable as a percentage of revenue over time, even as we continue to make significant enhancements to our products and services and expand our advanced security, intelligence, and workflow automation capabilities.

Sales and Marketing

	Year Ended January 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$312,210	$303,319	$8,891	3%
Percentage of revenue	51%	60%

Sales and marketing expenses were $312.2 million, or 51% of revenue, for the year ended January 31, 2019, compared to $303.3 million, or 60% of revenue, for the year ended January 31, 2018, representing an increase of $8.9 million, or 3%. The increase in absolute dollars was primarily due to an increase of $18.0 million in employee and related costs and an increase of $5.1 million in stock-based compensation expense primarily driven by the increase in headcount from 876 employees as of January 31, 2018 to 935 employees as of January 31, 2019 and the timing of employee equity grants from prior periods. In addition, there was an increase of $9.1 million in allocated costs attributable mainly to increased facilities and IT software and support services costs. The increase in sales and marketing expenses was partially offset by a $19.6 million decrease of commission costs primarily due to the adoption of ASC Topic 606, and a $2.9 million decrease in data center and customer support costs to support our free users. Sales and marketing expenses as a percentage of revenue decreased nine points year-over-year due to the adoption of ASC Topic 606, our focus on driving greater efficiency from our solution selling strategy, and a decrease in cost to support our free users.

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

General and Administrative

	Year Ended January 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
General and administrative	$93,069	$84,805	$8,264	10%
Percentage of revenue	15%	16%

General and administrative expenses were $93.1 million, or 15% of revenue, for the year ended January 31, 2019, compared to $84.8 million, or 16% of revenue, for the year ended January 31, 2018, representing an increase of $8.3 million, or 10%. The increase in absolute dollars was primarily due to an increase of $4.7 million in employee and related costs and an increase of $5.9 million in stock-based compensation expense primarily driven by the increase in headcount from 284 employees as of January 31, 2018 to 316 employees as of January 31, 2019, an increase in equity grants, and the timing of employee equity grants from prior periods. Despite an increase in absolute dollars, general and administrative expense as a percentage of revenue decreased one point year-over-year as we continued to benefit from greater operational efficiency and scale. We expect our general and administrative expense to increase in dollars but to decrease as a percentage of revenue over time as we benefit from even greater operational efficiency.

Interest Expense, Net and Other Income, Net

	Year Ended January 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(316)	$(1,013)	$697	(69)%
Other income, net	1,339	789	550	70%

Interest expense, net, decreased by $0.7 million, or 69%, during the year ended January 31, 2019 compared to the year ended January 31, 2018. This decrease is primarily due to an increase in interest income from our certificates of deposit, which we obtained in fiscal year 2019, partially offset by an increase in interest expense related to capital leases provisioned for our data center facilities.

Other income, net, increased by $0.6 million, or 70%, during the year ended January 31, 2019 compared to the year ended January 31, 2018. During the year ended January 31, 2019, we recognized a $2.0 million gain from the sale of a strategic equity investment.

Provision for Income Taxes

	Year Ended January 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$1,398	$715	$683	96%

Provision for income taxes increased by $0.7 million, or 96%, during the year ended January 31, 2019 compared to the year ended January 31, 2018. The increase in provision expense was primarily due to an increase in current tax expense in our foreign jurisdictions and state income tax in the U.S, partially offset by deferred tax income in Japan and a one-time tax benefit in fiscal year 2018 related to a release of an uncertain tax position.

Comparison of the Years Ended January 31, 2018 and 2017

Revenue

	Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Revenue	$506,142	$398,605	$107,537	27%

Revenue was $506.1 million for the year ended January 31, 2018, compared to $398.6 million for the year ended January 31, 2017, representing an increase of $107.5 million, or 27%. The increase in revenue was substantially driven by an increase in subscription services. The increase in subscription services was due to the addition of new customers, as the number of paying organizations increased by 17% from January 31, 2017 to January 31, 2018, and strong attach rates for add-on products, which strengthened our price per seat. Also, in this period, we experienced strong renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 110% as of January 31, 2018.

Cost of Revenue

	Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$135,248	$112,130	$23,118	21%
Percentage of revenue	27%	28%

Cost of revenue was $135.2 million, or 27% of revenue, for the year ended January 31, 2018, compared to $112.1 million, or 28% of revenue, for the year ended January 31, 2017, representing an increase of $23.1 million, or 21%. The increase in absolute dollars was primarily due to an increase of $3.1 million in employee and related costs and an increase of $2.9 million in stock-based compensation expense primarily driven by the increase in headcount in our data center operations, customer support, and our consulting functions from 234 employees as of January 31, 2017 to 266 employees as of January 31, 2018 and an increase in employee equity grants. In addition, there was an increase of $6.8 million in rent primarily related to the expansion of new data centers, an increase of $3.1 million in depreciation as additional data center equipment was placed in service, an increase of $1.6 million in outside agency costs, an increase of $1.4 million in enterprise subscription software expense, and an increase in investments to support our growing base of paid users. The increase in cost of revenue was partially offset by a $2.8 million decrease in the amortization of certain intangible assets that reached the end of their estimated useful lives. Despite an increase in absolute dollars, cost of revenue as a percentage of revenue decreased one point year-over-year as we continued to optimize infrastructure efficiencies.

Research and Development

	Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Research and development	$136,791	$115,928	$20,863	18%
Percentage of revenue	27%	29%

Research and development expenses were $136.8 million, or 27% of revenue, for the year ended January 31, 2018, compared to $115.9 million, or 29% of revenue, for the year ended January 31, 2017, representing an increase of $20.9 million, or 18%. The increase in absolute dollars was primarily due to an increase of $12.1 million in employee and related costs and an increase of $6.9 million in stock-based compensation expense primarily driven the increase in headcount from 312 employees as of January 31, 2017 to 358 employees as of January 31, 2018 and the timing of equity grants from prior periods, and an increase of $0.8 million in allocated costs for IT software and support services. Despite an increase in absolute dollars, research and development expense as a percentage of revenue decreased two points year-over-year. While we continued to invest in enhancements of our product and service offerings, develop new products and further differentiate our offerings, we were able to do so at a lower percentage of revenue year over year as our revenue growth outpaced our research and development spending.

Sales and Marketing

	Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$303,319	$253,020	$50,299	20%
Percentage of revenue	60%	64%

Sales and marketing expenses were $303.3 million, or 60% of revenue, for the year ended January 31, 2018, compared to $253.0 million, or 64% of revenue, for the year ended January 31, 2017, representing an increase of $50.3 million, or 20%. The increase in absolute dollars was primarily due to an increase of $26.9 million in employee and related costs and an increase of $5.6 million in stock-based compensation expense primarily driven by the increase in headcount from 714 employees as of January 31, 2017 to 876 employees as of January 31, 2018 and the timing of employee equity grants from prior periods. In addition, there was an increase of $9.9 million in facilities and employee benefits costs, an increase of $7.3 million in commission expenses, an increase of $3.6 million in marketing expenses primarily in connection with our annual users’ conference (Box Works 2017), investments in marketing technology and demand generation, and a $2.7 million increase in allocated costs mainly due to increased IT software and support services costs. The increase in sales and marketing expenses was partially offset by a $7.0 million decrease in data center and customer support costs to support our free users. Sales and marketing expenses as a percentage of revenue decreased four points year-over-year due to our focus on improving sales and marketing productivity, and a decrease in cost to support our free users.

Our sales and marketing expenses are generally higher for acquiring new customers than for expansions or renewals of existing customer subscriptions.

General and Administrative

	Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
General and administrative	$84,805	$68,182	$16,623	24%
Percentage of revenue	16%	17%

General and administrative expenses were $84.8 million, or 16% of revenue, for the year ended January 31, 2018, compared to $68.2 million, or 17% of revenue, for the year ended January 31, 2017, representing an increase of $16.6 million, or 24%. The increase in absolute dollars was primarily due to an increase of $7.5 million in employee and related costs and an increase of $3.7 million in stock-based compensation expense primarily driven by the increase in headcount from 235 employees as of January 31, 2017 to 284 employees as of January 31, 2018. In addition, there was an increase of $3.4 million in outside agency and contractor costs as we further invest in our systems, processes and infrastructure for strategic initiatives to grow our business, which includes, among others, our adoption of ASC Topic 606. Also, general and administrative expense for the year ended January 31, 2017, includes a benefit of $1.7 million recorded in connection with the settlement agreement reached with Open Text. Despite an increase in absolute dollars, general and administrative expense as a percentage of revenue decreased one percentage point year-over-year as we continued to benefit from even greater operational excellence and scale.

Interest Expense, Net and Other Income, Net

	Year Ended January 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(1,013)	$(896)	$(117)	13%
Other income, net	789	678	111	16%

Interest expense, net, increased by $0.1 million, or 13%, during the year ended January 31, 2018 compared to the year ended January 31, 2017.

Other income, net, consisting primarily of foreign currency gains and losses, increased by $0.1 million, or 16%, during the year ended January 31, 2018 compared to the year ended January 31, 2017.

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

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2019. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. We adopted ASC Topic 606, effective February 1, 2018, utilizing the modified retrospective method. The reported results for fiscal year 2019 reflect the application of ASC Topic 606, while the reported results for prior fiscal years are not adjusted and continue to be reported under ASC Topic 605. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	Jan. 31, 2019	Oct. 31, 2018	Jul. 31, 2018	Apr. 30, 2018	Jan. 31, 2018	Oct. 31, 2017	Jul. 31, 2017	Apr. 30, 2017
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$163,713	$155,944	$148,222	$140,507	$136,675	$129,304	$122,941	$117,222
Cost of revenue(1)(2)	47,197	44,724	42,605	39,068	35,276	34,471	32,778	32,723
Gross profit	116,516	111,220	105,617	101,439	101,399	94,833	90,163	84,499
Operating expenses:
Research and development(2)	41,362	42,310	41,830	38,248	34,403	34,812	34,042	33,534
Sales and marketing(1)(2)	73,738	84,490	76,984	76,998	77,715	81,670	73,271	70,663
General and administrative(1)(2)	23,110	23,884	24,022	22,053	21,768	20,910	21,846	20,281
Total operating expenses	138,210	150,684	142,836	137,299	133,886	137,392	129,159	124,478
Loss from operations	(21,694)	(39,464)	(37,219)	(35,860)	(32,487)	(42,559)	(38,996)	(39,979)
Interest expense, net	(108)	(47)	(91)	(70)	(211)	(287)	(236)	(279)
Other income (loss), net	2,582	(321)	(579)	(343)	229	277	267	16
Loss before provision (benefit) for income taxes	(19,220)	(39,832)	(37,889)	(36,273)	(32,469)	(42,569)	(38,965)	(40,242)
Provision (benefit) for income taxes	474	364	196	364	196	355	320	(156)
Net loss	$(19,694)	$(40,196)	$(38,085)	$(36,637)	$(32,665)	$(42,924)	$(39,285)	$(40,086)
Net loss per share, basic and diluted	$(0.14)	$(0.28)	$(0.27)	$(0.26)	$(0.24)	$(0.32)	$(0.30)	$(0.30)
Weighted-average shares used to compute net loss per share, basic and diluted	143,703	142,366	140,718	138,524	136,566	134,636	132,981	131,469
_________________________________________________________

(1)	Includes intangible assets amortization as follows:

	Three Months Ended
	Jan. 31, 2019	Oct. 31, 2018	Jul. 31, 2018	Apr. 30, 2018	Jan. 31, 2018	Oct. 31, 2017	Jul. 31, 2017	Apr. 30, 2017
	(in thousands)
Cost of revenue	$—	$—	$—	$—	$—	$—	$—	$365
Sales and marketing	—	—	8	1	—	—	—	—
General and administrative	—	—	2	13	38	39	38	39
Total intangible assets amortization	$—	$—	$10	$14	$38	$39	$38	$404

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Jan. 31, 2019	Oct. 31, 2018	Jul. 31, 2018	Apr. 30, 2018	Jan. 31, 2018	Oct. 31, 2017	Jul. 31, 2017	Apr. 30, 2017
	(in thousands)
Cost of revenue	$3,785	$3,598	$3,561	$3,121	$2,797	$2,814	$2,663	$2,468
Research and development	11,521	12,043	11,477	10,148	9,314	9,705	9,554	9,160
Sales and marketing	9,163	9,708	9,932	8,061	7,860	8,208	7,934	7,740
General and administrative	5,741	6,441	5,713	5,283	4,978	4,796	3,916	3,578
Total stock-based compensation	$30,210	$31,790	$30,683	$26,613	$24,949	$25,523	$24,067	$22,946

Quarterly Revenue Trends

Our quarterly revenue increased sequentially for all periods presented due primarily to the addition of new customers, strong attach rates of add-on products, and the continued renewals from and expansion within existing customers as they broadened their deployment of our services. Our fourth quarter has historically been our strongest quarter for contracting activity as a result of buying patterns of large enterprises. Our first quarter revenue is negatively impacted relative to the preceding fourth quarter due to the fewer number of days in the first quarter over which we record subscription and premier service revenue as compared to the preceding fourth quarter.

Quarterly Costs and Expenses Trends

Total costs and expenses generally increased sequentially for all periods presented, primarily due to the addition of personnel in connection with the expansion of our business. Our research and development expenses can fluctuate quarter to quarter based on the timing and extent of capitalizable internal-use software costs. Sales and marketing expenses generally grew sequentially over the periods with higher concentrations in the second half of our fiscal years as our commissions and marketing costs accelerate with the increase in our customer ordering activities in the same periods. As a result of our adoption of ASC Topic 606 in fiscal year 2019, there is a decrease of commission costs compared to prior periods reported under ASC Topic 605. In addition, we incurred higher sales and marketing expenses in our third quarter due to our annual users’ conference. Although general and administrative costs generally increased in recent quarters, the increase was at a slower pace in comparison to our revenue as a result of greater operational efficiency and scale.

Our quarterly operating results may fluctuate due to various factors affecting our performance. As noted above, we recognize revenue from subscription and premier services ratably over the term of the contract. Therefore, changes in our contracting activity in the near term may not be apparent as a change to our reported revenue until future periods. Most of our expenses are recorded as period costs, and thus, factors affecting our cost structure may be reflected in our financial results sooner than changes to our revenue.

Liquidity and Capital Resources

	Year Ended January 31,
	2019	2018 (as adjusted)*	2017 (as adjusted)*
	(in thousands)
Net cash provided by (used in) operating activities	$55,321	$35,391	$(2,389)
Net cash used in investing activities	(16,151)	(11,715)	(7,572)
Net cash (used in) provided by financing activities	(29,567)	(19,830)	479

_________________________________________________________

*	Adjusted due to the adoption of ASU 2016-18

As of January 31, 2019, we had cash, cash equivalents, and restricted cash of $217.8 million. Our cash, cash equivalents, and restricted cash are comprised primarily of overnight cash deposits and certificates of deposit. Despite generating significant operating losses as reflected in our accumulated deficit, we generated positive cash flows from operations as reflected in our consolidated statements of cash flows for the twelve-month period ended

January 31, 2019. While we may continue to incur operating losses, we expect to continuously improve overall cash flows from operations through improvements to our working capital management processes to provide capital resources for strategic initiatives to grow our business.

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

On November 29, 2017, the restrictions on our certificates of deposit that collateralized the letters of credit were released as the letters of credit were included under the November 2017 Facility sublimit. As such, we released $26.1 million from restricted cash to cash and cash equivalents.

Operating Activities

For the year ended January 31, 2019, cash provided by operating activities was $55.3 million. Our operating cash flows during this period reflects our net loss of $134.6 million, adjusted by a $2.0 million gain from the sale of a strategic equity investment, non-cash charges including $119.3 million for stock-based compensation, $46.3 million for depreciation and amortization of our property and equipment and intangible assets, $17.3 million for amortization of deferred commissions, and net cash inflow of $8.4 million provided by changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $63.9 million increase in deferred revenue that was primarily due to seasonality in our sales cycle concentrated in the back half of our fiscal year, predominantly in the last quarter, partially offset by a $37.6 million increase in deferred commissions primarily due to the adoption of ASC Topic 606 in addition to new and expanded deployments with paying customers during this period, a $12.4 million increase in accounts receivable that was primarily due to higher sales and relative timing of our cash collections, and a $5.0 million increase in prepaid expenses and other assets.

For the year ended January 31, 2018, cash provided by operating activities was $35.4 million. The primary factors affecting our operating cash flows during this period were our net loss of $155.0 million, partially offset by non-cash charges of $97.5 million for stock-based compensation, $40.1 million for depreciation and amortization of our property and equipment and intangible assets, $21.5 million for amortization of deferred commissions, and net cash inflows of $31.4 million provided by changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $78.9 million increase in deferred revenue, a $12.9 million increase in accrued expenses and other liabilities, a $6.9 million increase in accounts payable, and a $3.2 million increase in deferred rent, partially offset by a $42.0 million increase in accounts receivable, a $26.1 million increase in deferred commissions, and a $2.4 million increase in prepaid expenses and other assets. The increase in deferred revenue was primarily due to the growth in the number of paying customers, strong attach rates of add-on products, renewals and expansion of our existing customers as they broadened their deployment of our services, and an enhanced developer fee from one of our resellers. The increase in accrued expenses, other liabilities, and accounts payable was primarily attributable to timing of invoice payments. The increase in accounts receivable was due to higher sales and the timing of our cash collections between the two periods. The increase in deferred commissions was due to higher sales.

For the year ended January 31, 2017, cash used in operating activities was $2.4 million. The primary factors affecting our operating cash flows during this period were our net loss of $151.8 million, partially offset by non-cash charges of $78.4 million for stock-based compensation, $40.2 million for depreciation and amortization of our property and equipment and intangible assets, $18.3 million for amortization of deferred commissions, and net cash inflows of $12.5 million provided by changes in our operating assets and liabilities. The primary drivers of the changes in operating assets and liabilities were a $55.6 million increase in deferred revenue, a $4.7 million decrease in prepaid expenses and other assets, and a $3.0 million increase in deferred rent, partially offset by a $20.6 million increase in accounts receivable, a $20.0 million increase in deferred commissions, a $9.0 million decrease in accrued expenses and other liabilities, and a $1.1 million decrease in accounts payable. The increase in deferred revenue was primarily due to the growth in the number of paying customers, increased renewals and expansion of our existing customers as they broadened their deployment of our services and an enhanced developer access fee from one of our resellers. The increase in deferred commissions was due to higher sales. The increase in accounts receivable was due to higher sales and the timing of our cash collections during the period.

Investing Activities

Cash used in investing activities of $16.2 million for the year ended January 31, 2019 was primarily due to our investments in Austin, Tokyo, London, and New York facilities for capacity expansions and in our data center infrastructure to support the increasing demands, as well as fixed asset purchases to support our increased headcount. In addition, there was an increase of $2.8 million in capitalized internal-use software costs associated with the development of additional significant features and functionality to our products. These increases in investing activities are partially offset by the proceeds from the sale of a strategic equity investment of $1.9 million.

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

Financing Activities

Cash used in financing activities of $29.6 million for the year ended January 31, 2019 was primarily due to $43.8 million of employee payroll taxes paid related to net share settlement of restricted stock units reflecting an increase in equity grants driven by headcount increases and the valuation of our share price and $23.9 million of payments of capital lease obligations, partially offset by $21.9 million of proceeds from issuances of common stock under the 2015 ESPP and $16.3 million of proceeds from the exercise of stock options.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of January 31, 2019:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt(1)	$43,004	$1,724	$41,280	$—	$—
Operating lease obligations, net of sublease income amounts(2)	278,918	36,594	71,987	56,738	113,599
Capital leases(3)	76,576	30,449	39,073	7,054	—
Purchase obligations(4)	77,364	55,395	19,388	2,489	92
Total	$475,862	$124,162	$171,728	$66,281	$113,691

_________________________________________________________

(1)	Includes interest and unused commitment fee on our line of credit under the November 2017 Facility.
(2)

Includes operating lease obligations for our buildings and certain data centers. As of January 31, 2019, we anticipated receiving sublease income of $24.3 million over the next four years from tenants in certain of our leased facilities.  The amounts set forth in the table above are net of these sublease income amounts.

(3)	Includes obligations related to our data center hardware.
(4)	Purchase obligations relate primarily to infrastructure services, data center operations, and sales and marketing activities.

Off-Balance Sheet Arrangements

Through January 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

We believe that of our significant accounting policies, which are described in Note 2 of the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations.

We adopted ASC Topic 606, effective February 1, 2018, utilizing the modified retrospective method. The reported results for fiscal year 2019 reflect the application of ASC Topic 606, while the reported results for prior fiscal years are not adjusted and continue to be reported under ASC Topic 605.

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

Revenue is recognized when control of these services is transferred to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those services.

We determine revenue recognition through the follows steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue when, or as we, satisfy a performance obligation

Subscription and Premier Services Revenues

We recognize revenue when, or as we, satisfy a performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the contract term.

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

Deferred Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have estimated to be five years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in sales and marketing expenses on the consolidated statements of operations.

We apply the practical expedient in ASC Topic 606 to expense costs as incurred for sales commissions when the amortization period would have been one year or less.

Deferred Revenue

Deferred revenue consists of billings and payments received in advance of revenue recognition generated by our subscription services, premier services, and professional services described above.

Internal-Use Software Costs

We capitalize costs to develop software for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once an application has reached the development stage, qualifying internal and external costs are capitalized until the application is substantially complete and ready for its intended use. Capitalized qualifying costs are amortized on a straight-line basis when the software is ready for its intended use over an estimated useful life, which is generally three years. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

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

Our Black-Scholes option pricing model requires the input of certain assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

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

•

Expected Volatility. Beginning in fiscal year 2019, we estimate the expected volatility of the stock option grants and 2015 ESPP purchase rights based on the historical volatility of our Class A common stock over a period equivalent to the expected term of the stock option grants and 2015 ESPP purchase rights, respectively. In previous years, the expected volatility was derived from the historical stock volatilities of several unrelated public companies within the same industry that we considered to be comparable to our business over a period equivalent to the expected term of the stock option grants and 2015 ESPP purchase rights as we did not have sufficient trading history of our Class A common stock.

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

Refer to Note 11 of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of the assumptions used to estimate the fair value of stock option and ESPP purchase rights.

For performance-based restricted stock units that vest based upon continued service and achievement of certain performance conditions established by the board of directors for a predetermined period, the fair value is determined based upon the market closing price of our Class A common stock on the date of the grant; compensation expense is recognized over the requisite service period if it is probable that the performance condition will be satisfied based on the accelerated attribution method.

In addition, we have issued performance-based stock options that vest based upon continued service through the vesting term and achievement of certain market conditions established by the board of directors for a predetermined period. We measure stock-based compensation expense for performance-based stock options containing market conditions based on the estimated grant date fair value determined using the Monte Carlo valuation model; we recognize compensation expense for such awards over the requisite service period using the accelerated attribution method.

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

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charges during the years presented.

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

Acquired finite-lived intangible assets are typically amortized over the estimated useful lives of the assets, which is generally two to seven years. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any such impairment charges during the years presented.

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

Use of Estimates

In accordance with our property and equipment policy, we review the estimated useful lives of our fixed assets on an ongoing basis. A review of this policy indicated that the actual lives of certain furniture and fixtures were longer than previously estimated useful lives used for depreciation purposes in our financial statements. As a result, effective September 1, 2018, we changed the estimated useful lives of certain furniture and fixtures to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of these assets previously depreciated for three years have now been increased to five years. This change was made prospectively for all existing furniture and fixtures as of September 1, 2018 and will continue to apply to all furniture and fixtures purchased thereafter. The effect of this change in estimate in all periods to net loss and net loss per share was not material.

Recently Adopted and Issued Accounting Pronouncements

Refer to Note 2 of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K regarding the effect of recently adopted and issued accounting pronouncements on our financial statements.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP operating income (loss), non-GAAP operating margin, non-GAAP net income (loss), non-GAAP net income (loss) per share, and free cash flow (collectively, the non-GAAP financial measures) each meet the definition of a non-GAAP financial measure.

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

Non-GAAP operating income (loss) and non-GAAP operating margin

We define non-GAAP operating income (loss) as operating loss excluding expenses related to stock-based compensation, intangible assets amortization, and as applicable, other special items. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP operating income (loss). Non-GAAP operating margin is defined as non-GAAP operating income (loss) divided by revenue. Similarly, the same adjusting items specified in our reconciliation of GAAP to non-GAAP operating income (loss) are also excluded from the calculation of non-GAAP operating margin. Although stock-based compensation is an important aspect of the compensation of Box’s employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. For restricted share unit awards, the amount of stock-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s research and development efforts, trade names and customer relationships, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of acquired intangible assets is a static expense, one that is not typically affected by operations during any particular period. We further exclude legal settlement and related costs because they are considered by management to be special items outside our core operating results.

Non-GAAP net income (loss) and net income (loss) per share

We define non-GAAP net income (loss) as net loss excluding expenses related to stock-based compensation, intangible assets amortization and as applicable, other special items. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP net income (loss). These items include expenses related to certain litigation because they are considered by management to be special items outside our core operating results. We define non-GAAP net income (loss) per share as non-GAAP net income (loss) divided by the weighted average outstanding shares. Similarly, the same adjusting items specified in our reconciliation of GAAP to non-GAAP net income (loss) are also excluded from the calculation of non-GAAP net income (loss) per share.

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

Our reconciliation of the non-GAAP financial measures for years ended January 31, 2019, 2018 and 2017 are as follows (in thousands, except per share data and percentages):

	Year Ended January 31,
	2019 *	2018	**	2017	**
GAAP operating loss	$(134,237)	$(154,021)		$(150,655)
Stock-based compensation	119,296	97,485		78,372
Intangible assets amortization	24	519		3,352
Expenses related to a legal verdict(1)	—	—		(1,664)
Non-GAAP operating loss	$(14,917)	$(56,017)		$(70,595)

GAAP operating margin	(22)%	(30)%		(38)%
Stock-based compensation	20	19		19
Intangible assets amortization	—	—		1
Expenses related to a legal verdict(1)	—	—		—
Non-GAAP operating margin	(2)%	(11)%		(18)%

GAAP net loss	$(134,612)	$(154,960)		$(151,787)
Stock-based compensation	119,296	97,485		78,372
Intangible assets amortization	24	519		3,352
Expenses related to a legal verdict(1)	—	—		(1,664)
Gain on the sale of a strategic equity investment	(2,035)	—		—
Non-GAAP net loss	$(17,327)	$(56,956)		$(71,727)

GAAP net loss per share, basic and diluted	$(0.95)	$(1.16)		$(1.19)
Stock-based compensation	0.84	0.73		0.61
Intangible assets amortization	—	—		0.03
Expenses related to a legal verdict(1)	—	—		(0.01)
Gain on the sale of a strategic equity investment	(0.01)	—		—
Non-GAAP net loss per share, basic and diluted	$(0.12)	$(0.43)		$(0.56)
Weighted-average shares outstanding, basic and diluted	141,351	133,932		127,469

Net cash provided by (used in) operating activities	$55,321	$35,391	***	$(2,389)	***
Purchases of property and equipment	(14,808)	(11,822)		(14,956)
Payments of capital lease obligations	(23,930)	(16,052)		(8,675)
Capitalized internal-use software costs	(2,761)	—		—
Free cash flow	$13,822	$7,517	***	$(26,020)	***
Net cash used in investing activities	$(16,151)	$(11,715)		$(7,572)
Net cash (used in) provided by financing activities	$(29,567)	$(19,830)		$479

(1)	Included in general and administrative expenses in the consolidated statements of operations.
*	As reported under ASC Topic 606
**	As reported under ASC Topic 605
***	Adjusted due to the adoption of ASU 2016-18

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents and restricted cash of $217.8 million as of January 31, 2019. Our cash, cash equivalents and restricted cash primarily consist of overnight deposits and certificates of deposit. All restricted cash is recorded at its estimated fair value. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of January 31, 2019, we had total debt outstanding with a carrying amount of $40.0 million which approximates fair value. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%. A hypothetical 10% increase or decrease in interest rates after January 31, 2019 under the November 2017 Facility would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 16 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. 11 of the 16 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Our international subsidiaries maintain certain asset and liability balances that are denominated in foreign currencies. Additionally, fluctuations in foreign currency exchange rates can result in fluctuations in our total assets, liabilities, and cash flows and may cause us to recognize transaction gains and losses in our statement of operations impacting our revenue and operating expenses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. There were no material foreign exchange gains or losses for all periods presented.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Box, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Box, Inc. (the Company) as of January 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 20, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers, and incremental costs to acquire contracts with customers, due to the Company’s adoption of ASU No. 2014-09, Revenue from contracts with customers, effective February 1, 2018.

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

March 20, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Box, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Box, Inc.’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Box, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2019, and the related notes and our report dated March 20, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California

March 20, 2019

BOX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31,
	2019	*	2018	**
ASSETS
Current assets:
Cash and cash equivalents	$217,518		$208,076
Accounts receivable, net of allowance of $2,728 and $1,856	175,130		162,133
Prepaid expenses and other current assets	14,223		11,391
Deferred commissions	21,683		17,589
Total current assets	428,554		399,189
Property and equipment, net	137,703		123,977
Intangible assets, net	—		24
Goodwill	18,740		16,293
Restricted cash	238		350
Deferred commissions, non-current	53,880		8,330
Other long-term assets	11,046		5,403
Total assets	$650,161		$553,566
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,431		$17,036
Accrued compensation and benefits	34,484		37,707
Accrued expenses and other current liabilities	27,708		26,198
Capital lease obligations	28,317		18,844
Deferred revenue	353,590		291,902
Deferred rent	3,670		2,280
Total current liabilities	463,200		393,967
Debt, non-current	40,000		40,000
Capital lease obligations, non-current	44,597		26,980
Deferred revenue, non-current	21,451		29,021
Deferred rent, non-current	45,034		45,882
Other long-term liabilities	4,474		2,748
Total liabilities	618,756		538,598
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	14		13
Additional paid-in capital	1,166,443		1,054,932
Treasury stock	(1,177)		(1,177)
Accumulated other comprehensive income	23		288
Accumulated deficit	(1,133,898)		(1,039,088)
Total stockholders’ equity	31,405		14,968
Total liabilities and stockholders’ equity	$650,161		$553,566

*	As reported under ASC Topic 606
**	As reported under ASC Topic 605

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2019	*	2018	**	2017	**
Revenue	$608,386		$506,142		$398,605
Cost of revenue	173,594		135,248		112,130
Gross profit	434,792		370,894		286,475
Operating expenses:
Research and development	163,750		136,791		115,928
Sales and marketing	312,210		303,319		253,020
General and administrative	93,069		84,805		68,182
Total operating expenses	569,029		524,915		437,130
Loss from operations	(134,237)		(154,021)		(150,655)
Interest expense, net	(316)		(1,013)		(896)
Other income, net	1,339		789		678
Loss before provision for income taxes	(133,214)		(154,245)		(150,873)
Provision for income taxes	1,398		715		914
Net loss	$(134,612)		$(154,960)		$(151,787)
Net loss per share, basic and diluted	$(0.95)		$(1.16)		$(1.19)
Weighted-average shares used to compute net loss per share, basic and diluted	141,351		133,932		127,469

*	As reported under ASC Topic 606
**	As reported under ASC Topic 605

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended January 31,
	2019	*	2018	**	2017	**
Net loss	$(134,612)		$(154,960)		$(151,787)
Other comprehensive (loss) income***:
Changes in foreign currency translation adjustment	(265)		408		(37)
Net change in unrealized gain on available-for-sale investments	—		—		2
Other comprehensive (loss) income***:	(265)		408		(36)
Comprehensive loss****	$(134,877)		$(154,552)		$(151,823)

*	As reported under ASC Topic 606
**	As reported under ASC Topic 605
***	Tax effect was not material
****	Due to rounding, numbers presented may not add up precisely to totals provided.

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Class A and Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated		Total Stockholders'
	Shares	Amount	Capital	Stock	(loss) income	Deficit	*	Equity
Balance as of January 31, 2016	124,121	$12	$871,491	$(1,177)	$(84)	$(732,341)		$137,901
Issuance of common stock upon stock option exercises	2,908	1	11,086	—	—	—		11,087
Issuance of common stock in connection with fiscal 2017 acquisitions	71	—	1,011	—	—	—		1,011
Issuance of common stock in connection with prior year acquisitions	8	—	—	—	—	—		—
Stock-based compensation related to stock awards	—	—	78,372	—	—	—		78,372
Vesting of restricted stock units and restricted stock awards, net of shares withheld for employee payroll taxes	1,987	—	—	—	—	—		—
Employee payroll taxes withheld related to vesting of restricted stock units and restricted stock awards	—	—	(17,552)	—	—	—		(17,552)
Common stock issued to non-employees for services rendered	8	—	—	—	—	—		—
Vesting of shares subject to repurchase	—	—	10	—	—	—		10
Common stock issued under employee stock purchase plan	1,508	—	15,726	—	—	—		15,726
Other comprehensive loss	—	—	—	—	(36)	—		(36)
Net loss	—	—	—	—	—	(151,787)		(151,787)
Balance as of January 31, 2017	130,611	13	960,144	(1,177)	(120)	(884,128)		74,732
Issuance of common stock upon stock option exercises	2,099	—	14,558	—	—	—		14,558
Stock-based compensation related to stock awards	—	—	97,485	—	—	—		97,485
Vesting of restricted stock units and restricted stock awards, net of shares withheld for employee payroll taxes	3,008	—	—	—	—	—		—
Employee payroll taxes withheld related to vesting of restricted stock units and restricted stock awards	—	—	(34,776)	—	—	—		(34,776)
Common stock issued under employee stock purchase plan	1,599	—	17,521	—	—	—		17,521
Other comprehensive income	—	—	—	—	408	—		408
Net loss	—	—	—	—	—	(154,960)		(154,960)
Balance as of January 31, 2018	137,317	13	1,054,932	(1,177)	288	(1,039,088)		14,968
Issuance of common stock upon stock option exercises	1,980	—	16,326	—	—	—		16,326
Issuance of common stock in connection with fiscal year 2019 acquisitions	40	—	1,053	—	—	—		1,053
Issuance of common stock in connection with charitable donations	12	—	243	—	—	—		243
Stock-based compensation related to stock awards	—	—	115,852	—	—	—		115,852
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	3,345	1	—	—	—	—		1
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(43,824)	—	—	—		(43,824)
Cumulative effect of ASC Topic 606 adoption	—	—	—	—	—	39,802		39,802
Common stock issued under employee stock purchase plan	1,617	—	21,861	—	—	—		21,861
Other comprehensive loss	—	—	—	—	(265)	—		(265)
Net loss	—	—	—	—	—	(134,612)		(134,612)
Balance as of January 31, 2019	144,311	$14	$1,166,443	$(1,177)	$23	$(1,133,898)		$31,405

*

We adopted ASC Topic 606, effective February 1, 2018, utilizing the modified retrospective method. The reported results for fiscal year 2019 reflect the application of ASC Topic 606, while the reported results for prior fiscal years are not adjusted and continue to be reported under ASC Topic 605.

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2019	*	2018 (as adjusted)	**	2017 (as adjusted)	**
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(134,612)		$(154,960)		$(151,787)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46,320		40,112		40,154
Stock-based compensation expense	119,296		97,485		78,372
Amortization of deferred commissions	17,323		21,476		18,260
Loss on disposal of property and equipment	585		—		—
Gain on the sale of a strategic equity investment	(2,035)		—		—
Other	4		(101)		114
Changes in operating assets and liabilities
Accounts receivable, net	(12,415)		(42,020)		(20,571)
Deferred commissions	(37,561)		(26,133)		(20,047)
Prepaid expenses and other assets	(4,999)		(2,441)		4,687
Accounts payable	1,655		6,900		(1,093)
Accrued expenses and other liabilities	(2,714)		12,930		(9,035)
Deferred rent	542		3,204		2,986
Deferred revenue	63,932		78,939		55,571
Net cash provided by (used in) operating activities	55,321		35,391		(2,389)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities	—		—		240
Maturities of marketable securities	—		—		7,057
Purchases of property and equipment	(14,808)		(11,822)		(14,956)
Capitalized internal-use software costs	(2,761)		—		—
Proceeds from sales of property and equipment	2		107		87
Proceeds from the sale of a strategic equity investment	1,874		—		—
Acquisitions	(458)		—		—
Net cash used in investing activities	(16,151)		(11,715)		(7,572)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings, net of borrowing costs	—		39,930		(106)
Principal payments on borrowings	—		(40,000)		—
Proceeds from exercise of stock options	16,326		14,538		11,086
Proceeds from issuances of common stock under employee stock purchase plan	21,861		17,521		15,726
Employee payroll taxes paid related to net share settlement of restricted stock units	(43,824)		(34,776)		(17,552)
Payments of capital lease obligations	(23,930)		(16,052)		(8,675)
Acquisition related contingent consideration	—		(991)		—
Net cash (used in) provided by financing activities	(29,567)		(19,830)		479
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(273)		408		(39)
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,330		4,254		(9,521)
Cash, cash equivalents, and restricted cash, beginning of period	208,426		204,172		213,693
Cash, cash equivalents, and restricted cash, end of period	$217,756		$208,426		$204,172
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$2,585		$1,936		$1,235
Cash paid for income taxes, net of tax refunds	1,600		1,259		239
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Change in accrued equipment purchases	$(4,373)		$5,736		$(13,260)
Purchases of property and equipment under capital lease	50,999		26,431		31,849
Stock-based compensation expense capitalized in internal-use software costs	769		—		—
Issuance of common stock in connection with acquisitions	1,053		—		1,011
Contingent consideration accruals in connection with acquisitions	936		—		—
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH INFORMATION:
Cash and cash equivalents, beginning of period	$208,076		$177,391		$185,741
Restricted cash, beginning of period	350		26,781		27,952
Cash, cash equivalents, and restricted cash, beginning of period	$208,426		$204,172		$213,693
Cash and cash equivalents, end of period	$217,518		$208,076		$177,391
Restricted cash, end of period	238		350		26,781
Cash, cash equivalents, and restricted cash, end of period	$217,756		$208,426		$204,172

*	As reported under ASC Topic 606
**	As reported under ASC Topic 605 and adjusted due to the adoption of ASU 2016-18

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the consolidated accounts of Box, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income, or net income.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of the allowance for accounts receivable, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, estimate of standalone selling price allocation included in contracts with multiple performance obligations, the estimated expected benefit period for deferred commissions, the estimated useful life of capitalized internal-use software costs, observable price changes of non-marketable equity securities, fair values of stock-based awards, legal contingencies, the valuation of deferred income tax assets, and unrecognized tax benefits, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

In accordance with our property and equipment policy, we review the estimated useful lives of our fixed assets on an ongoing basis. A review of our fixed assets indicated that the actual lives of certain furniture and fixtures were longer than previously estimated useful lives used for depreciation purposes in our financial statements. As a result, effective September 1, 2018, we changed the estimated useful lives of certain furniture and fixtures to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of these assets previously depreciated for three years have now been increased to five years. This change was made prospectively for all existing furniture and fixtures as of September 1, 2018 and will continue to apply to all furniture and fixtures purchased thereafter. The effect of this change in estimate to net loss and net loss per share was not material in fiscal year 2019.

In the fiscal year ended January 31, 2017, our review of our fixed assets indicated that the actual lives of certain data center assets not acquired under capital leases were longer than previously estimated useful lives used for depreciation purposes in our financial statements. As a result, effective September 1, 2016, we changed the estimated useful lives of certain data center assets not acquired under capital leases to better reflect the estimated periods during which these assets will remain in service. The estimated useful lives of these assets, which we previously depreciated for three years, were increased to four years. The effect of this change in estimate to net loss and net loss per share was not material in fiscal year 2017.

Revenue Recognition

We adopted ASC Topic 606, effective February 1, 2018, utilizing the modified retrospective method. The reported results for fiscal year 2019 reflect the application of ASC Topic 606, while the reported results for prior fiscal years are not adjusted and continue to be reported under ASC Topic 605. Refer to Recently Adopted Accounting Pronouncements regarding the adoption impact of ASC Topic 606 in fiscal year 2019.

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

Revenue is recognized when control of these services is transferred to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those services.

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

Subscription and Premier Services Revenues

We recognize revenue when, or as we, satisfy a performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the contract term.

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

Cost of Revenue

Cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, payments to outside technology service providers, depreciation of servers and equipment, security services and other tools, as well as amortization expense associated with capitalized internal-use software and acquired technology. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount.

Deferred Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have estimated to be five years. We determined the period of benefit by taking into consideration our customer contracts, our technology and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in sales and marketing expenses on the consolidated statements of operations.

We apply the practical expedient in ASC Topic 606 to expense costs as incurred for sales commissions when the amortization period would have been one year or less.

We deferred sales commissions costs of $37.6 million, $26.1 million and $20.0 million during the years ended January 31, 2019, 2018 and 2017, respectively, and amortized $17.3 million, $21.5 million and $18.3 million of deferred commissions during the same periods respectively.

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

We sell to a broad range of customers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of January 31, 2019 and January 31, 2018, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. One reseller, which is also a customer, represented 11% of revenue for the year ended January 31, 2019. No single customer represented over 10% of revenue in the years ended January 31, 2018 and 2017.

We serve our customers and users from data center facilities operated by third parties. In order to reduce the risk of down time of our subscription services, we have established data centers and third-party cloud computing and hosting providers in various locations in the United States and abroad. We have internal procedures to restore services in the event of disaster at any one of our current data center facilities. Even with these procedures for disaster recovery in place, our cloud services could be significantly interrupted during the implementation of the procedures to restore services.

Geographic Locations

For the years ended January 31, 2019, 2018 and 2017, revenue attributable to customers in the United States was 77%, 78% and 82%, respectively. No country outside of the United States comprised 10% or greater of our revenue for the years ended January 31, 2019, 2018 and 2017.

Substantially all of our net assets are located in the United States. As of January 31, 2019 and 2018, property and equipment located in the United States was approximately 91% and 95%, respectively.

Foreign Currency Translation and Transactions

The functional currency of our principal foreign subsidiary is the U.S. dollar; for the other foreign subsidiaries, the functional currency is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars for those entities that do not have U.S. dollars as their functional currency are recorded as part of a separate component of the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in the consolidated statements of operations for the period. Monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Translation adjustments at the balance sheet dates were not material. Transaction gains and losses recognized were not material for all periods presented.

Cash and Cash Equivalents

We consider all highly liquid investments with an initial maturity of 90 days or less at the date of purchase to be cash equivalents. We maintain such funds in overnight cash deposits and certificates of deposit.

Restricted Cash

Restricted cash is comprised of certificates of deposit primarily related to our leases. These restricted cash balances have been excluded from our cash and cash equivalents balance and are classified as restricted cash on our consolidated balance sheets. As of January 31, 2019 and 2018, the amount of restricted cash was not material.

Marketable Securities

Our marketable securities consist of short-term, investment-grade corporate debt and asset-backed securities. We classify our marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income (loss). We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. We consider impairments to be other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value deemed to be other than temporary are determined based on the specific identification method and are reported in other income (loss), net in the consolidated statements of operations. As of January 31, 2019 and 2018, we had no marketable securities in our investment portfolio. We do not have any gross realized gains and losses on marketable securities for the years ended January 31, 2019 and 2018. Gross realized gains and losses on marketable securities were not material for the year ended January 31, 2017.

Fair Value of Financial Instruments

We measure cash and cash equivalents and restricted cash at fair value on a recurring basis.

Non-marketable equity securities include our privately held strategic equity securities without readily determinable fair values. We recorded these privately held strategic equity securities without readily determinable fair values using a measurement alternative which measures the securities at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes with a same or similar security from the same issuer. Our non-marketable equity securities are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized on our non-marketable equity securities, we classify these assets as Level 3 within the fair value hierarchy based on the nature of the fair value inputs. For our privately held strategic equity securities as of January 31, 2019, there was no adjustment for impairment or observable price change during fiscal year 2019. During the year ended January 31, 2019, we recognized a $2.0 million gain on the sale of a strategic equity investment. The aggregate carrying value of our privately held strategic equity securities is not material for all periods presented and is included in other long-term assets on the consolidated balance sheets.

Our other current financial instruments, including accounts receivable, accounts payable and other current liabilities, have fair values which approximate their carrying value due to their short-term maturities.

Accounts Receivable and Related Allowance

Accounts receivable are recorded at the invoiced amounts and do not bear interest. We maintain an allowance for estimated losses inherent in our accounts receivable portfolio. We assess the collectability of the accounts by taking into consideration the aging of our trade receivables, historical experience, and management judgment. We write off trade receivables against the allowance when management determines a balance is uncollectible and no longer intends to actively pursue collection of the receivable. We record a contract asset when revenue is recognized in advance of invoicing. Contract assets are presented within accounts receivable on the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation commences once the asset is placed in service. Construction in progress is primarily related to the construction or development of property and equipment which have not yet been placed in service for their intended use.

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

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charges during the years presented.

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

Acquired finite-lived intangible assets are typically amortized over the estimated useful lives of the assets, which is generally two to seven years. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any such impairment charges during the years presented.

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

Internal-Use Software Costs

We capitalize costs to develop software for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once an application has reached the development stage, qualifying internal and external costs are capitalized until the application is substantially complete and ready for its intended use. Capitalized qualifying costs are amortized on a straight-line basis when the software is ready for its intended use over an estimated useful life, which is generally three years. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

We capitalize qualifying implementation costs incurred in a hosting arrangement that is a service contract based on the existing guidance for internal-use software. Qualifying external and internal costs incurred during the application development stage of implementation are capitalized and costs incurred during the preliminary project and post implementation stages are expensed as incurred. We amortize capitalized qualifying implementation costs on a straight-line basis over the term of the associated hosting arrangement when the module or component of the hosting arrangement is ready for its intended use. The amortization of capitalized qualifying implementation cost is presented in the same line item as fees for the associated hosting arrangement in the consolidated statements of operations. We test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the years ended January 31, 2019, 2018 and 2017 were $30.2 million, $32.1 million and $28.1 million, respectively.

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

For performance-based restricted stock units that vest based upon continued service and achievement of certain performance conditions established by the board of directors for a predetermined period, the fair value is determined based upon the market closing price of our Class A common stock on the date of the grant; compensation expense is recognized over the requisite service period if it is probable that the performance condition will be satisfied based on the accelerated attribution method.

In addition, we have issued performance-based stock options that vest based upon continued service through the vesting term and achievement of certain market conditions established by the board of directors for a predetermined period. We measure stock-based compensation expense for performance-based stock options containing market conditions based on the estimated grant date fair value determined using the Monte Carlo valuation model; we recognize compensation expense for such awards over the requisite service period using the accelerated attribution method.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 and its related amendments regarding Accounting Standards Codification Topic 606 (ASC Topic 606), Revenue from Contracts with Customers. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also provides guidance on the recognition of incremental costs related to obtaining customer contracts. We adopted ASC Topic 606, effective February 1, 2018, utilizing the modified retrospective method. This approach was applied to contracts that were not completed as of February 1, 2018, and the corresponding incremental costs of obtaining those contracts, which resulted in a cumulative effect adjustment to the opening balance of accumulative deficit at date of adoption. The adoption of this ASU primarily impacts the timing of our revenue recognition for certain sales contracts, the capitalization and amortization of incremental costs of obtaining a contract, and related disclosures. The reported results for fiscal year 2019 reflect the application of ASC Topic 606, while the reported results for prior fiscal years are not adjusted and continue to be reported under ASC Topic 605.

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

The following table summarizes the adjustments made to accounts on the consolidated balance sheet as of February 1, 2018 as a result of applying the modified retrospective method to adopt ASC Topic 606 (in thousands):

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
**

As of January 31, 2018, deferred commissions, non-current was reported as part of other long-term assets. The consolidated balance sheet as of January 31, 2018 was reclassified to conform to the current period presentation.

The decrease of deferred revenue and increase to deferred commissions as of February 1, 2018 resulted in additional deferred tax liabilities that reduced our net deferred tax asset position. The net deferred tax assets in the jurisdictions impacted by the adoption of ASC Topic 606 were fully offset by a corresponding reduction to the valuation allowance with no resulting net impact to our net assets or accumulated deficit.

In addition, the adoption of the ASC Topic 606 resulted in changes to our accounting estimates and policies for revenue recognition, deferred commissions, deferred revenue, and accounts receivable and related allowance. Please see Summary of Significant Accounting Policies for a discussion of our updated policies.

Ongoing ASC Topic 606 Financial Statement Impact as of and for the fiscal year ended January 31, 2019

Refer to “Note 3. Revenue” for the ongoing ASC Topic 606 impact on the consolidated financial statement line items as of and for the fiscal year ended January 31, 2019.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. We adopted ASU 2016-18, effective February 1, 2018, utilizing the retrospective transition method to each period presented. The adoption of ASU 2016-18 had a material impact on our prior period consolidated statements of cash flows. We revised the prior period cash flows from operating activities, beginning cash and cash equivalents balance, and ending cash and cash equivalents balance to reflect the change in presentation of restricted cash. The cash flows from operating activities for fiscal year 2018 and fiscal year 2017 have been adjusted to $35.4 million and negative $2.4 million, as compared to the previously recorded $61.8 million and negative $1.2 million, respectively. As of January 31, 2019 and 2018, our restricted cash balance was not material. For the fiscal year ended January 31, 2019, as a result of the adoption of ASU 2016-18, the release of restricted cash, which was not material, was not reported as a cash inflow on our consolidated statements of cash flows. As indicated in the table below, for the fiscal years ended January 31, 2018 and January 31, 2017, the adoption of ASU 2016-18 decreases cash flows from operating activities by $26.4 million and $1.2 million, respectively.

	Year Ended January 31, 2018			Year Ended January 31, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Changes in operating assets and liabilities:
Prepaid expenses and other assets*	$23,990	$(26,431)	$(2,441)	$5,858	$(1,171)	$4,687
Net cash provided by (used in) operating activities	61,822	(26,431)	35,391	(1,218)	(1,171)	(2,389)
Net increase (decrease) in cash, cash equivalents, and restricted cash	30,685	(26,431)	4,254	(8,350)	(1,171)	(9,521)
Cash, cash equivalents, and restricted cash, beginning of period	177,391	26,781	204,172	185,741	27,952	213,693
Cash, cash equivalents, and restricted cash, end of period	208,076	350	208,426	177,391	26,781	204,172

*	Changes in restricted cash were included as part of prepaid expenses and other assets.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and its related amendments in February 2018, ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires entities to measure equity instruments at fair value and recognize any changes in fair value within the statement of operations. We adopted ASU 2016-01 and 2018-03 effective February 1, 2018 on a prospective basis for our privately held strategic equity securities without readily determinable fair values. We elected the measurement alternative to record these investments at cost and to adjust for impairments and observable price changes with a same or similar security from the same issuer within the statement of operations. We assess our strategic investments portfolio quarterly for impairment. If the investment is considered to be other-than-temporarily impaired, we will record the investment at fair value by recognizing an impairment through the statement of operations and establishing a new carrying value for the investment. For our privately held strategic equity securities as of January 31, 2019, there was no adjustment for impairment or observable price change during fiscal year 2019. The aggregate carrying value of our privately held strategic equity securities is not material and is included in other long-term assets on the consolidated balance sheet.

In addition, the adoption of the ASU 2016-01 and 2018-03 resulted in changes to our accounting policies for fair value of financial instruments. Please see Summary of Significant Accounting Policies for a discussion of our updated policies.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to align the accounting for share-based payment awards issued to employees and nonemployees, particularly with regard to the measurement date and the impact of performance conditions. The new guidance requires equity-classified share-based payment awards issued to nonemployees to be measured on the grant date, instead of being remeasured through the performance completion date under the current guidance. We elected to early adopt ASU 2018-07 effective May 1, 2018. The new guidance is applied to all new equity-classified share-based payment awards issued to nonemployees after the date of adoption. In addition, for all previously issued equity-classified share-based payment awards to nonemployees for which a measurement date was not established by the adoption date, these awards were remeasured at fair value as of the adoption date. The adoption did not result in a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, related to the accounting for income tax effects on intra-entity asset transfers of assets other than inventory. The new guidance requires reporting entities to recognize tax expense from the sale of assets when the transfer occurs, even though the pre-tax effects of the transaction are eliminated in consolidation. We adopted ASU 2016-16 in the first quarter of fiscal year 2019 on a modified retrospective basis. The adoption did not result in a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and host arrangements that include an internal-use software license) in accordance with Subtopic 350-40. We elected to early adopt ASU 2018-15 in the third quarter of fiscal year 2019 on a prospective basis. We further clarified our accounting policy with regards to internal-use software costs to reflect ASU 2018-15 under Summary of Significant Accounting Policies. Refer to Note 5 for the ongoing disclosure and impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, and since that date has issued several additional ASUs to further clarify certain aspects of ASU 2016-02 and to provide certain practical expedients entities can elect upon adoption. ASU 2016-02 requires lessees to record most leases on their balance sheet while recognizing expense in a manner similar to legacy guidance in ASC 840, “Leases”. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new accounting guidance is effective for us beginning February 1, 2019. We have elected to adopt the new standard using the modified retrospective method. We will not apply the new accounting guidance or the disclosure requirements to the comparative periods presented in the year of adoption and will continue to apply the legacy guidance, ASC 840. We are in the process of completing our assessment to evaluate our population of lease arrangements, determination of incremental borrowing rate, election of practical expedients, and our evaluation of the disclosure requirements. We intend to elect the practical expedients which allows us to carry forward our assessment on whether a contract is or contains a lease, our historical lease classification, and our initial direct costs for any leases that expired or exist prior to adoption of the new guidance. In addition, we will elect the short-term lease exception and the practical expedient to not separate lease and non-lease components.

In connection with the adoption of the new guidance, we expect to recognize right-of-use assets and operating lease liabilities on our consolidated balance sheet by $200.0 million to $220.0 million and $250.0 million to $270.0 million, respectively primarily related to office and data center facilities. Our accounting for finance leases will remain substantially unchanged from the legacy guidance except for the practical expedient to not separate lease and non-lease components. We do not believe the standard will have a material effect on our consolidated statements of operations and consolidated statements of cash flows.

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

Note 3. Revenue

Impact of ASC Topic 606 on Consolidated Financial Statement Line Items

The adoption of ASC Topic 606 impacted revenue recognition and incremental costs of obtaining a contract on our consolidated balance sheet as of January 31, 2019 and statement of operations for the fiscal year ended January 31, 2019. There was no impact on the total cash provided by operating activities for the fiscal year ended January 31, 2019. Refer to Note 2 for a description of the primary impacts resulting from the adoption of ASC Topic 606.

The following tables present the amount by which each consolidated financial statement line item is affected as of and for the fiscal year ended January 31, 2019 by ASC Topic 606 (in thousands, except per share data):

	January 31, 2019
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change
ASSETS
Accounts receivable*	$175,130	$175,127	$3
Deferred commissions	21,683	16,460	5,223
Deferred commissions, non-current	53,880	8,114	45,766
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	353,590	353,728	(138)
Deferred revenue, non-current	21,451	22,024	(573)
Accumulated deficit	(1,133,898)	(1,185,601)	51,703

*	Contract assets are reported as part of accounts receivable upon the adoption of ASC Topic 606.

	Year Ended January 31, 2019
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change
Revenue	$608,386	$618,068	$(9,682)
Operating expenses:
Sales and marketing	312,210	333,793	(21,583)
Loss from operations	(134,237)	(146,138)	11,901
Net loss	(134,612)	(146,513)	11,901
Net loss per common share, basic and diluted*	$(0.95)	$(1.04)	$0.08
Weighted-average shares used to compute net loss per share, basic and diluted	141,351	141,351	141,351

*	Due to rounding, numbers presented may not add up precisely to totals provided.

	Year Ended January 31, 2019
	As Reported	Balances without adoption of ASC Topic 606	Effect of Change
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(134,612)	$(146,513)	$11,901
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred commissions	17,323	24,549	(7,226)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(12,415)	(12,994)	579
Deferred commissions	(37,561)	(23,204)	(14,357)
Deferred revenue	63,932	54,829	9,103
Net cash provided by operating activities	55,321	55,321	—

Contract Assets

Contract assets, which are presented within accounts receivable, were not material as of January 31, 2019.

Deferred Revenue

Deferred revenue was $375.0 million as of January 31, 2019. $283.4 million of revenue was recognized during the fiscal year ended January 31, 2019 that was included in the deferred revenue balance as of February 1, 2018.

Transaction Price Allocated to the Remaining Performance Obligations

As of January 31, 2019, approximately $686.3 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on 65% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Disaggregation of Revenues

For the year ended January 31, 2019, revenue attributable to customers in the United States was 77%. No country outside of the United States comprised 10% or greater of our revenue for the year ended January 31, 2019.

Note 4. Fair Value Measurements

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

•

Level 3—Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. These inputs are based on our own assumptions used to measure assets and liabilities at fair value and require significant management judgment or estimation.

We measure our restricted cash at fair value on a recurring basis. We classify this asset within Level 1 or Level 2 because they are valued using either quoted market prices for identical assets or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. Restricted cash in the form of certificates of deposit related to our leases is classified within Level 2 and was not material as of January 31, 2019 and 2018.

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31,
	2019	2018
Prepaid expenses	$10,986	$8,494
Other current assets	3,237	2,897
Total prepaid expenses and other current assets	$14,223	$11,391

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	January 31,
	2019	2018
Servers and related equipment	$215,626	$170,422
Leasehold improvements	76,888	72,599
Computer hardware and software	20,614	14,558
Furniture and fixtures	13,661	14,254
Construction in progress	9,737	7,348
Total property and equipment	336,526	279,181
Less: accumulated depreciation	(198,823)	(155,204)
Total property and equipment, net	$137,703	$123,977

As of January 31, 2019, the gross carrying amount of property and equipment includes $120.0 million of servers and $8.8 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $54.5 million. As of January 31, 2018, the gross carrying amount of property and equipment includes $74.7 million of servers and related equipment and $3.7 million of construction in progress acquired under capital leases, and the accumulated depreciation of property and equipment acquired under these capital leases was $29.1 million.

Depreciation expense related to property and equipment was $46.3 million, $39.5 million and $36.8 million for the fiscal years ended January 31, 2019, 2018 and 2017, respectively. Included in these amounts were depreciation expense for servers acquired under capital leases in the amount of $26.3 million, $18.8 million and $7.9 million, for the same periods respectively. Construction in progress primarily consists of servers and networking equipment and storage infrastructure being provisioned in our data center facilities. In addition, the amounts of interest capitalized to property and equipment were not material for all periods presented.

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	January 31,
	2019	2018
Deposits, noncurrent	$2,674	$2,934
Other assets, noncurrent	8,372	2,469
Other long-term assets	$11,046	$5,403

Internal-Use Software Costs

As of January 31, 2019, we capitalized $3.5 million in qualifying costs to develop software for internal use associated with the development of additional significant features and functionality to our products as part of other long-term assets. Included in this $3.5 million is $0.8 million in capitalized stock-based compensation expense. There were no material qualifying costs as of January 31, 2018. The amortization of the capitalized costs is not material for any of the periods presented. We have not recorded any related impairment charges during the periods presented.

As of January 31, 2019, we capitalized $1.8 million in qualifying implementation costs incurred in a hosting arrangement that is a service contract, which is presented as an other asset. There were no material qualifying costs capitalized as of January 31, 2018. The amortization of the capitalized implementation cost is not material for any of the periods presented. We have not recorded any related impairment charges during the periods presented.

Note 6. Business Combinations

Fiscal Year 2019

During the fiscal year ended January 31, 2019, we entered into agreements to hire certain employees from three privately-held technology companies for total aggregate consideration of $2.4 million paid in a mix of cash and shares of our Class A common stock. We accounted for these transactions as business combinations. Of the total purchase consideration for these business combinations, there were no material amounts allocated to tangible or intangible assets other than goodwill. Goodwill is primarily attributable to the enhancement of the Box user experience and the value of hired personnel. The aggregate amount of contingent consideration payments related to indemnification was not material. The aggregate transaction costs associated with these transactions were not material. Goodwill is deductible for U.S. income tax purposes.

Results of operations for these business combinations have been included in our consolidated statements of operations subsequent to the transaction completion date and were not material. Pro forma results of operations for these transactions have not been presented because they were also not material to the consolidated results of operations.

Fiscal Year 2018

During the fiscal year ended January 31, 2018, we did not complete any business combinations.

Note 7. Goodwill and Intangible Assets

Goodwill

Goodwill activity for the fiscal year ended January 31, 2019 is reflected in the following table (in thousands):

Balance as of January 31, 2018	$16,293
Goodwill acquired	2,447
Balance as of January 31, 2019	$18,740

There was no goodwill activity during the fiscal year ended January 31, 2018.

Intangible Assets

The gross amount of our intangible assets related to acquired technology and trade names is $14.3 million and $1.2 million, respectively, as of January 31, 2019. All intangible assets were fully amortized as of July 31, 2018. Intangible amortization expense was not material for the fiscal years ended January 31, 2019, 2018, and 2017. Amortization of acquired technology is included in cost of revenue and amortization for trade names is primarily included in general and administrative expenses in the consolidated statements of operations.

Note 8. Commitments and Contingencies

Letters of Credit

As of January 31, 2019 and 2018, we had letters of credit in the aggregate amount of $26.5 million and $26.4 million, respectively, in connection with our operating leases, which were primarily issued under the available sublimit of $30.0 million in conjunction with a secured credit agreement entered on November 27, 2017.  Refer to Note 9 for additional details related to the secured credit agreement mentioned.

Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and data centers with lease periods expiring primarily between fiscal years 2020 and 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal clauses. We are also committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below.

We also entered into various capital lease arrangements to obtain servers and related equipment for our operations. These agreements are typically for three to four years. The leases are secured by the underlying leased servers and related equipment.

As of January 31, 2019, future minimum lease payments under non-cancellable capital and operating leases are as follows (in thousands):

Years ending January 31:	Capital Leases	Operating Leases, net of Sublease Income
2020	$30,449	$36,594
2021	23,693	36,961
2022	15,380	35,026
2023	7,054	26,830
2024	—	29,908
Thereafter	—	113,599
Total minimum lease payments	$76,576	$278,918
Less: amount representing interest	(3,662)
Present value of minimum lease payments	$72,914

We sublease certain floors of our Redwood City, San Francisco, and London offices. Our current subleases have terms ranging from 31 to 55 months that will expire at various dates by fiscal year 2023. Non-cancellable sublease proceeds for the years ending January 31, 2020, 2021, 2022, and 2023 of $7.9 million, $7.4 million, $4.9 million, and $4.1 million, respectively, are included in the table above.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. We did not have material asset retirement obligations as of January 31, 2019 and 2018.

We recognize rent expense under our operating leases on a straight-line basis. Rent expense totaled $34.3 million, $28.7 million and $18.5 million, net of sublease income of $8.1 million, $7.4 million and $6.8 million for the years ended January 31, 2019, 2018 and 2017, respectively.

Purchase Obligations

As of January 31, 2019, future payments under non-cancellable contractual purchases, which relate primarily to infrastructure services, data center operations, and sales and marketing activities, are as follows (in thousands):

Years ending January 31:
2020	$55,395
2021	15,825
2022	3,563
2023	1,560
2024	929
Thereafter	92
$77,364

Legal Matters

We are currently involved in, and may in the future be involved in, litigation and subject to claims that arise in the ordinary course of business, including matters we initiate to defend ourselves or our users by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of January 31, 2019 and 2018. Additionally, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors, regardless of the outcome of such litigation.

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

On November 29, 2017, the restrictions on our certificates of deposit that collateralized the letters of credit were released as the letters of credit were included under the November 2017 Facility sublimit. As such, we released $26.1 million from restricted cash to cash and cash equivalents. Refer to Note 8 for additional details on the letters of credit and Note 4 for additional details on restricted cash in the form of certificates of deposit.

As of January 31, 2019, we were in compliance with all financial covenants.

In connection with the above credit facilities, we incurred interest expense, net of capitalized interest costs, of $1.3 million, $1.0 million and $0.9 million during the years ended January 31, 2019, 2018 and 2017, respectively.

During the same periods, the amounts of interest capitalized were not material. Interest expense in connection with the above credit facilities includes interest charges for our line of credit, amortization of issuance costs, and unused commitment fees on our line of credit.

Note 10. Stockholders’ Equity

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

Material modification of rights of security holders

On June 14, 2018, all of our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock pursuant to the terms of our Amended and Restated Certification of Incorporation. No additional shares of Class B common stock will be issued following such conversion. The conversion occurred pursuant to Article IV of the Amended and Restated Certificate of Incorporation, which provided that each one share of Class B common stock would convert automatically, without any further action, into one share of Class A common stock on the first trading day falling on or after the date on which the outstanding shares of Class B common stock represent less than 5% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. On June 15, 2018, we filed a certificate with the Secretary of State of the State of Delaware effecting the retirement and cancellation of our Class B common stock. This certificate of retirement had the additional effect of eliminating the authorized Class B common stock, thereby reducing the total number of our authorized shares of common stock by 200,000,000.

Our Class A and Class B common stock are referred to as common stock throughout the notes to the financial statements, unless otherwise noted. After June 14, 2018, common stock refers to our Class A common stock.

Common Stock

As of January 31, 2019, we had authorized 1,000,000,000 shares of Class A common stock, par value of $0.0001 per share. As of January 31, 2019, 144,310,746 shares of Class A common stock were issued and outstanding.

As of January 31, 2018, we had authorized 1,000,000,000 shares of Class A common stock and 200,000,000 shares of Class B common stock, each at a par value of $0.0001 per share. As of January 31, 2018, 125,933,323 shares of Class A common stock and 11,383,525 shares of Class B common stock were issued and outstanding.

Preferred Stock

As of January 31, 2019 and 2018, we had authorized 100,000,000 shares of undesignated preferred stock, par value of $0.0001 per share. No shares were issued or outstanding in the same respective periods.

Treasury Stock

As of January 31, 2019 and 2018, we held an aggregate of 3,052,953 shares of common stock as treasury stock.

Note 11. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Twenty-five percent of each grant of stock options and restricted stock units generally vest one year from the vesting commencement date and continue to vest (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter. As of January 31, 2019, 18,476,185 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of January 31, 2019, 1,957,913 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2017	12,318,800	$7.44	6.42	$119,606
Options granted	1,533,056	17.46
Option exercised	(2,098,726)	6.94
Options forfeited/cancelled	(910,010)	15.03
Balance as of January 31, 2018	10,843,120	$8.32	5.74	$150,922
Options granted	717,658	20.78
Option exercised	(1,980,070)	8.24
Options forfeited/cancelled	(483,747)	14.23
Balance as of January 31, 2019	9,096,961	$9.01	4.97	$108,731
Vested and expected to vest as of January 31, 2019	9,033,624	$8.94	4.94	$108,591
Exercisable as of January 31, 2019	7,706,805	$7.21	4.31	$105,673

The aggregate intrinsic value of options vested and expected to vest and exercisable as of January 31, 2019 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the years ended January 31, 2019, 2018 and 2017 was $30.5 million, $25.6 million and $26.9 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the years ended January 31, 2019, 2018 and 2017 was $6.7 million, $9.0 million and $15.2 million, respectively. The weighted-average grant date fair value of options granted to employees during the years ended January 31, 2019, 2018 and 2017 was $8.26, $7.04 and $5.77 per share, respectively.

As of January 31, 2019, there was $7.1 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.43 years. Out of the total unrecognized stock-based compensation expense, as of January 31, 2019, $2.9 million related to outstanding performance-based stock options with market-based performance goals, which is expected to be recognized over a weighted-average period of 3.03 years.

Performance-Based Stock Options

In April 2017, the compensation committee of our board of directors approved and granted 475,000 performance-based stock options under the 2015 Plan to certain executive officers where vesting is subject to both the continued employment of the participant and the achievement of market-based performance goals established by the compensation committee. Subject to both the continued employment of the participant and the achievement of market-based performance goals established by the compensation committee, 25% of the performance-based options vest one year from the vesting commencement date, and 1/48th continue to vest each month thereafter. Of the 475,000 performance-based stock options, 250,000 were forfeited in connection with a participant’s resignation of employment during the fiscal year ended January 31, 2018. During fiscal year 2019, the market-based performance goals were met. Therefore, the performance-based stock options will continue to vest based on the continued employment of the participant. The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method.

In April 2018, the compensation committee of our board of directors approved and granted 650,000 performance-based stock options under the 2015 Plan to certain executive officers where vesting is subject to both the continued employment of the participant and the achievement of market-based performance goals established by the compensation committee. Subject to both the continued employment of the participant and the achievement of market-based performance goals established by the compensation committee, 25% of the performance-based options vest one year from the vesting commencement date, and 1/48th continue to vest each month thereafter. As of January 31, 2019, the market-based performance goals were not met. The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution model.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2017	11,822,316	$14.67
Granted	7,807,240	18.11
Vested, net of shares withheld for employee payroll taxes	(3,007,876)	14.68
Forfeited/cancelled	(2,002,428)	15.24
Unvested balance - January 31, 2018	14,619,252	$16.42
Granted	10,349,570	22.12
Vested, net of shares withheld for employee payroll taxes	(3,344,632)	16.84
Forfeited/cancelled	(3,525,483)	17.72
Unvested balance - January 31, 2019	18,098,707	$19.35

As of January 31, 2019, there was $254.8 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.94 years.

2015 ESPP

As of January 31, 2019, there was $13.0 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended January 31,
	2019	2018	2017
Cost of revenue	$14,065	$10,742	$7,882
Research and development	45,189	37,733	30,796
Sales and marketing	36,864	31,742	26,142
General and administrative	23,178	17,268	13,552
Total stock-based compensation	$119,296	$97,485	$78,372

In the first quarter of fiscal year 2019, our Compensation Committee adopted and approved the performance criteria and targets for fiscal year 2019 under our omnibus Executive Incentive Plan (the “Fiscal 2019 Executive Bonus Plan”). The Fiscal 2019 Executive Bonus Plan provided opportunities for cash and equity incentive compensation payouts based on our actual achievement of pre-established corporate financial objectives. Of the total $119.3 million stock-based compensation expense recognized in fiscal year 2019, $4.2 million related to the equity incentive compensation payouts.

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2019			2018			2017
Employee Stock Options
Expected term (in years)	5.5	–	5.8	5.5	–	6.1	5.5	–	6.0
Risk-free interest rate	2.8%	–	3.1%	1.8%	–	2.1%	1.3%	–	2.0%
Volatility			45%	38%	–	40%	40%	–	43%
Dividend yield			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	–	2.0	0.5	–	2.0	0.5	–	2.0
Risk-free interest rate	2.0%	–	2.8%	0.9%	–	1.4%	0.5%	–	0.9%
Volatility	37%	–	50%	28%	–	43%	39%	–	60%
Dividend yield			0%			0%			0%

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

Expected Volatility. Beginning in fiscal year 2019, we estimate the expected volatility of the stock option grants and 2015 ESPP purchase rights based on the historical volatility of our Class A common stock over a period equivalent to the expected term of the stock option grants and 2015 ESPP purchase rights, respectively. In previous years, the expected volatility was derived from the historical stock volatilities of several unrelated public companies within the same industry that we considered to be comparable to our business over a period equivalent to the expected term of the stock option grants and 2015 ESPP purchase rights as we did not have sufficient trading history of our Class A common stock.

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

Note 12. Net Loss per Share

On June 14, 2018, all of our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock pursuant to the terms of our Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. Refer to Note 10 for additional details related to the conversion of Class B common stock.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended January 31,
	2019		2018		2017
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(131,089)	$(3,523)	$(115,847)	$(39,113)	$(64,771)	$(87,016)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	137,652	3,699	100,127	33,805	54,394	73,075
Net loss per share—basic and diluted	$(0.95)	$(0.95)	$(1.16)	$(1.16)	$(1.19)	$(1.19)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended January 31,
	2019	2018	2017
Options to purchase common stock	9,819	11,971	13,550
Restricted stock units	14,539	13,369	10,121
Employee stock purchase plan	1,353	1,624	2,090
Repurchasable shares from early-exercised options and unvested restricted stock	—	98	324
Contingently issuable common stock	—	3	77
	25,711	27,065	26,162

Note 13. Income Taxes

The components of loss before provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2019	2018	2017
United States	$(90,408)	$(107,701)	$(115,640)
Foreign	(42,806)	(46,544)	(35,233)
Total	$(133,214)	$(154,245)	$(150,873)

The components of the provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2019	2018	2017
Current:
Federal	$—	$(430)	$26
State	162	75	122
Foreign	1,885	1,426	770
Total	$2,047	$1,071	$918
Deferred:
Federal	$—	$(134)	$96
State	18	18	—
Foreign	(667)	(240)	(100)
Total	$(649)	$(356)	$(4)
Provision for income taxes	$1,398	$715	$914

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act reduces the U.S. federal corporate tax rate from 34% to 21%; imposes a one-time repatriation tax; limitations on the deductibility of executive compensation; creation of the base erosion anti-abuse tax (“BEAT”); Global Intangible Low-Taxed Income ("GILTI"), a new minimum tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system.

As a result of the Tax Act, the corporate tax rate changed from 34% to 21% effective January 1, 2018. For the fiscal year ended January 31, 2019, we are subject to the corporate tax rate of 21%. The items accounting for the difference between income taxes computed at the federal statutory income tax rate of 21% and the provision for income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2019	2018	2017
Tax benefit at federal statutory rate	$(27,975)	$(50,772)	$(51,297)
State taxes, net of federal benefit	(2,672)	(7,803)	(7,778)
Foreign rate difference	1,798	7,988	7,363
Nondeductible expenses	535	689	594
Research and development credit	(5,536)	(3,967)	(3,607)
Stock-based compensation	(6,541)	(4,148)	6,451
Change in reserve for unrecognized tax benefits	5,507	3,537	3,634
Other	193	(383)	97
Change in valuation allowance, including the effect of tax rate change	35,061	(34,119)	45,457
Effect of tax rate change on deferred tax assets	1,028	89,693	—
Total provision for income taxes	$1,398	$715	$914

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2019	2018
Deferred tax assets:
Net operating loss carryover	$233,952	$210,143
Accruals and reserves	19,771	17,433
Stock-based compensation	16,239	11,673
Depreciation and amortization	6,751	5,809
Tax credit carryover	4,325	4,325
Acquired intangible assets	557	597
Total deferred tax assets	281,595	249,980
Valuation allowance	(275,293)	(249,359)
Total deferred tax assets, net of valuation allowance	6,302	621
Deferred tax liabilities:
Investments	(56)	—
Deferred Commissions	(4,882)	—
Goodwill with indefinite life amortization	(283)	(191)
Total deferred tax liabilities	(5,221)	(191)
Net deferred tax assets	$1,081	$430

As a result of our adoption of ASC Topic 606 as of February 1, 2018, the $9.8 million decrease of deferred revenue and the $29.4 million increase to deferred commissions resulted in additional deferred tax liabilities that reduced our net deferred tax asset position. The net deferred tax assets in the jurisdictions impacted by the adoption of ASC Topic 606 were fully offset by a corresponding reduction to the valuation allowance with no resulting net impact to our net assets or accumulated deficit.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, we have established a full valuation allowance against our U.S. and United Kingdom net deferred tax assets to the extent they are not offset by liabilities from uncertain tax positions based on our history of losses. The valuation allowance increased by $25.9 million and decreased by $27.0 million, respectively, during the years ended January 31, 2019 and 2018.

Under the Tax Act, net operating loss carryforwards generated for tax years ending after December 31, 2018, will have an indefinite carryforward period. In light of the Tax Act, we have assessed and believe that, it is more likely than not, that the net operating loss carryforwards generated for the fiscal year ended January 31, 2019, in the U.S. will be realized to the extent of future reversal of taxable temporary difference associated with indefinite-lived intangible assets.

The changes included in the Tax Act are broad and complex. In response to the Tax Act, the SEC staff issued guidance on accounting for the tax effects of the Tax Act. The guidance provided a one-year measurement period for companies to complete the accounting. During the year ended January 31, 2019, we completed our accounting for the income tax effects of the Tax Act. Based on provisions of the Tax Act, we remeasured the deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. We recorded a tax expense of $89.7 million during fiscal year 2018 and an additional $1.0 million during fiscal year 2019 associated with the remeasurement of our deferred tax assets and deferred tax liabilities for the corporate rate reduction. However, as we recognize a valuation allowance on deferred tax assets if it is more likely than not that the assets will not be realized in future years, there is no impact to the effective tax rate, as any change to deferred tax balances are offset by the valuation allowance.

We have completed the calculation of the total post-1986 foreign earnings & profits (E&P) for all foreign subsidiaries. Due to the ability to offset positive accumulated foreign earnings with existing accumulated foreign deficits, our finalized computation of the one-time repatriation tax did not result in additional income tax expense.  We have assessed applicability of GILTI, BEAT and other provisions of the Tax Act applicable for fiscal year 2019 and determined the provisions have an insignificant impact on our taxes.

As of January 31, 2019, we had federal, state and foreign net operating loss carryforwards of $692.3 million, $713.2 million and $268.0 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards generated prior to fiscal year 2018 will expire at various dates beginning in 2025, if not utilized. We have federal net operating loss carryforwards of $181.3 million, which can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2028, if not utilized. The foreign net operating loss carryforwards do not expire. In addition, as of January 31, 2019, we had federal and state research and development tax credit carryforwards of $25.9 million and $26.8 million, respectively. The federal research and development tax credit carryforwards will expire beginning in 2025 if not utilized. The state research and development tax credit carryforwards do not expire.

Utilization of the federal and state net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	Year Ended January 31,
	2019	2018	2017
Unrecognized tax benefits—beginning of period	$36,194	$28,644	$20,656
Reductions for tax positions related to prior year	—	(971)	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(20)	(337)	—
Additions for tax positions related to prior year	2,140	—	447
Additions for tax positions related to current year	11,569	8,858	7,541
Unrecognized tax benefits—end of period	$49,883	$36,194	$28,644

The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of January 31, 2019, 2018 and 2017. We do not expect our gross unrecognized tax benefits to change significantly over the next 12 months.

Our policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of our income tax provision. Interest and penalties were not significant during the years ended January 31, 2019, 2018 and 2017.

We file tax returns in the U.S. for federal, California, and other states. All tax years remain open to examination for both federal and state purposes as a result of our net operating loss and credit carryforwards. We began to file foreign tax returns in the United Kingdom starting with the year ended January 31, 2013, in France, Germany, and Japan starting with the year ended January 31, 2014, in Canada starting with the year ended January 31, 2015 and in Australia, Sweden, and Netherlands starting with the year ended January 31, 2016. Certain tax years remain open to examination.

Note 14. Segments

Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, we have a single reporting segment and operating unit structure. Since we operate in one operating segment, all required segment information can be found in the consolidated financial statements.

Note 15. 401(k) Plan

We have a 401(k) Savings Plan (the 401(k) Plan) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. We have not made any material matching contributions to date.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2019. The effectiveness of our internal control over financial reporting as of January 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

On March 15, 2019, we entered into an amended agreement with Switch, Ltd. regarding the expansion of certain of our data center facilities. Please see the section titled "Risk Factors" of this Annual Report on Form 10-K for a discussion of various risks related to our data center facilities.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 annual meeting of stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended January 31, 2019, and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Box, Inc., as amended	8-K	001-36805	3.1	June 23, 2017

3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-36805	3.2	March 30, 2015
3.3	Certificate of Retirement of Class B Common Stock of Box, Inc., dated June 16, 2018	8-K	001-36805	3.1	June 15, 2018
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194767	4.1	July 7, 2014

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of July 7, 2014.	S-1/A	333-194767	4.2	July 7, 2014

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194767	10.1	July 7, 2014

10.2*	Box, Inc. 2015 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.2	January 9, 2015

10.3*	Box, Inc. 2015 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-194767	10.3	January 9, 2015

10.4*	Box, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.4	January 9, 2015

10.5*	Box, Inc. 2006 Stock Incentive Plan and related form agreements.	S-1/A	333-194767	10.5	January 9, 2015

10.6*	Box, Inc. Executive Incentive Plan.	S-1/A	333-194767	10.6	July 7, 2014

10.7*	Box, Inc. Outside Director Compensation Policy.	10-Q	001-36805	10.1	June 12, 2015

10.8*	Form of Change in Control and Severance Agreement between the Registrant and each of Aaron Levie and Dylan Smith.	S-1/A	333-194767	10.7	December 10, 2014

10.9*	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1/A	333-194767	10.7A	December 10, 2014

10.10*	Offer Letter between the Registrant and Aaron Levie, dated as of December 19, 2014.	S-1/A	333-194767	10.8	January 9, 2015

10.11*	Offer Letter between the Registrant and Dylan Smith, dated as of December 19, 2014.	S-1/A	333-194767	10.10	January 9, 2015

10.12*	Offer Letter between the Registrant and Peter McGoff, dated as of December 19, 2014.	S-1/A	333-194767	10.11	January 9, 2015

10.13☐	Master License and Service Agreement between the Registrant and CoreSite, L.P., dated as of March 17, 2008.	S-1/A	333-194767	10.15	July 7, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.14	Master Service Agreement between the Registrant and Equinix Operating Co., Inc., dated as of April 29, 2008.	S-1	333-194767	10.16	March 24, 2014

10.15	Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of December 20, 2011.	S-1	333-194767	10.17	March 24, 2014

10.16	Office Lease between the Registrant and Redwood City Partners, LLC, dated as of September 15, 2014.	S-1/A	333-194767	10.18	January 9, 2015

10.17☐	Master License and Service Agreement by and among the Registrant and entities affiliated with CoreSite, dated as of December 18, 2015.	10-Q	001-36805	10.1	December 8, 2016

10.18☐	Wholesale Data center Lease by and between the Registrant and Vantage Data Centers, dated as of July 27, 2016.	10-Q	001-36805	10.2	December 8, 2016

10.19*	Offer Letter between Box, Inc. and Stephanie Carullo, dated July 7, 2017.	8-K	001-36805	10.1	July 12, 2017

10.20*	Credit Agreement, dated as of November 27, 2017, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	November 29, 2017

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema Linkbase Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Labels Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
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

Date: March 20, 2019

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Aaron Levie, Dylan Smith, and David Leeb, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Aaron Levie	Chairman and Chief Executive Officer (Principal Executive Officer)	March 20, 2019
Aaron Levie

/s/ Dylan Smith	Chief Financial Officer and Director (Principal Financial Officer)	March 20, 2019
Dylan Smith

/s/ Jeff Mannie	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 20, 2019
Jeff Mannie

/s/ Sue Barsamian	Director	March 20, 2019
Sue Barsamian

/s/ Dana Evan	Director	March 20, 2019
Dana Evan

/s/ Kim Hammonds	Director	March 20, 2019
Kim Hammonds

/s/ Steven Krausz	Director	March 20, 2019
Steven Krausz

/s/ Dan Levin	Director	March 20, 2019
Dan Levin

/s/ Rory O’Driscoll	Director	March 20, 2019
Rory O’Driscoll

/s/ Josh Stein	Director	March 20, 2019
Josh Stein