Form 10-Q
period 2019-04-30
BOX INC
filed 2019-06-06
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

(877) 729-4269

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BOX	New York Stock Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 31, 2019, the number of shares of the registrant’s Class A common stock outstanding was 146,500,516.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future financial and operating results; including expectations regarding revenues, deferred revenue, billings, remaining performance obligations, gross margins and operating income;
•	our ability to maintain an adequate rate of revenue and billings growth and our expectations regarding such growth;
•	our market opportunity, business plan and ability to effectively manage our growth;
•	our ability to achieve profitability and positive cash flow;
•	our ability to achieve our long-term margin objectives;
•	our ability to grow our unrecognized revenue and remaining performance obligations;
•	our expectations regarding our revenue mix;
•	costs associated with defending intellectual property infringement and other claims and the frequency of such claims;
•	our ability to attract and retain end-customers;
•	our ability to further penetrate our existing customer base;
•	our expectations regarding our retention rate;
•	our ability to displace existing products in established markets;
•	our ability to expand our leadership position as a cloud content management platform;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and features and bring them to market in a timely manner and the expected benefits to customers and potential customers of our products;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 30,		January 31,
	2019	*	2019	**
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$231,436		$217,518
Accounts receivable, net of allowance of $2,942 and $2,728	93,655		175,130
Prepaid expenses and other current assets	19,653		14,223
Deferred commissions	22,829		21,683
Total current assets	367,573		428,554
Property and equipment, net	153,049		137,703
Operating lease right-of-use assets, net	220,795		—
Goodwill	18,740		18,740
Restricted cash	—		238
Deferred commissions, non-current	53,171		53,880
Other long-term assets	12,393		11,046
Total assets	$825,721		$650,161
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,690		$15,431
Accrued compensation and benefits	17,498		34,484
Accrued expenses and other current liabilities	32,875		31,378
Finance lease liabilities	32,064		28,317
Operating lease liabilities	36,701		—
Deferred revenue	312,902		353,590
Total current liabilities	444,730		463,200
Debt, non-current	40,000		40,000
Finance lease liabilities, non-current	53,407		44,597
Operating lease liabilities, non-current	232,810		—
Deferred revenue, non-current	17,543		21,451
Other long-term liabilities	6,693		49,508
Total liabilities	795,183		618,756
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of April 30 (unaudited) and January 31, 2019	—		—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 146,497 shares (unaudited) and 144,311 shares issued and outstanding as of April 30 and January 31, 2019, respectively	15		14
Additional paid-in capital	1,202,315		1,166,443
Treasury stock	(1,177)		(1,177)
Accumulated other comprehensive income	111		23
Accumulated deficit	(1,170,726)		(1,133,898)
Total stockholders’ equity	30,538		31,405
Total liabilities and stockholders’ equity	$825,721		$650,161

*	As reported and disclosed under ASC Topic 842
**	As reported and disclosed under ASC Topic 840

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	April 30,
	2019	*	2018	**
Revenue	$162,974		$140,507
Cost of revenue	48,684		39,068
Gross profit	114,290		101,439
Operating expenses:
Research and development	46,244		38,248
Sales and marketing	78,820		76,998
General and administrative	24,607		22,053
Total operating expenses	149,671		137,299
Loss from operations	(35,381)		(35,860)
Interest expense, net	(68)		(70)
Other loss, net	(880)		(343)
Loss before provision for income taxes	(36,329)		(36,273)
Provision for income taxes	499		364
Net loss	$(36,828)		$(36,637)
Net loss per share, basic and diluted	$(0.25)		$(0.26)
Weighted-average shares used to compute net loss per share, basic and diluted	145,275		138,524

*	As reported and disclosed under ASC Topic 842
**	As reported and disclosed under ASC Topic 840

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended
	April 30,
	2019	*	2018	**
Net loss	$(36,828)		$(36,637)
Changes in foreign currency translation adjustment***	88		(124)
Comprehensive loss	$(36,740)		$(36,761)

*	As reported and disclosed under ASC Topic 842
**	As reported and disclosed under ASC Topic 840
***	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Three Months Ended April 30, 2019 **
	Class A Common Stock*		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance as of January 31, 2019	144,311	$14	$1,166,443	$(1,177)	$23	$(1,133,898)	$31,405
Issuance of common stock upon stock option exercises	152	—	1,213	—	—	—	1,213
Stock-based compensation related to stock awards	—	—	35,678	—	—	—	35,678
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	1,205	1	—	—	—	—	1
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(14,624)	—	—	—	(14,624)
Common stock issued under employee stock purchase plan	829	—	13,605	—	—	—	13,605
Other comprehensive income	—	—	—	—	88	—	88
Net loss	—	—	—	—	—	(36,828)	(36,828)
Balance as of April 30, 2019	146,497	$15	$1,202,315	$(1,177)	$111	$(1,170,726)	$30,538

	Three Months Ended April 30, 2018 ***
	Class A and Class B Common Stock*		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity
Balance as of January 31, 2018	137,317	$13	$1,054,932	$(1,177)	$288	$(1,039,088)	$14,968
Issuance of common stock upon stock option exercises	631	—	4,369	—	—	—	4,369
Issuance of common stock in connection with charitable donations	12	—	243	—	—	—	243
Stock-based compensation related to stock awards	—	—	25,443	—	—	—	25,443
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	1,011	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(13,295)	—	—	—	(13,295)
Cumulative effect of ASC Topic 606 adoption	—	—	—	—	—	39,802	39,802
Common stock issued under employee stock purchase plan	1,004	—	11,846	—	—	—	11,846
Other comprehensive loss	—	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	—	(36,637)	(36,637)
Balance as of April 30, 2018	139,975	$13	$1,083,538	$(1,177)	$164	$(1,035,923)	$46,615

*

On June 14, 2018, all outstanding shares of our Class B common stock automatically converted into the same number of shares of Class A common stock pursuant to the terms of our Amended and Restated Certificate of Incorporation. We do not intend to issue any additional shares of Class B common stock.

**	As reported and disclosed under ASC Topic 842
***	As reported and disclosed under ASC Topic 840

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	April 30,
	2019	*	2018	**
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,828)		$(36,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,625		11,395
Stock-based compensation expense	32,362		26,613
Amortization of deferred commissions	5,639		3,675
Others	(147)		(21)
Changes in operating assets and liabilities:
Accounts receivable, net	81,475		71,690
Deferred commissions	(6,076)		(4,716)
Prepaid expenses and other assets	(4,382)		(5,200)
Operating lease right-of-use assets, net	8,560		—
Accounts payable	(3,187)		475
Accrued expenses and other liabilities	(11,827)		(24,674)
Operating lease liabilities	(8,127)		—
Deferred revenue	(44,596)		(24,160)
Net cash provided by operating activities	25,491		18,440
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,614)		(4,040)
Capitalized internal-use software costs	(1,286)		—
Proceeds from sales of property and equipment	3		1
Net cash used in investing activities	(2,897)		(4,039)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,199		3,362
Proceeds from issuances of common stock under employee stock purchase plan	13,605		11,846
Employee payroll taxes paid related to net share settlement of restricted stock units	(14,591)		(13,295)
Principal payments of finance lease liabilities	(9,154)		(7,150)
Net cash used in financing activities	(8,941)		(5,237)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	27		(124)
Net increase in cash, cash equivalents, and restricted cash	13,680		9,040
Cash, cash equivalents, and restricted cash, beginning of period	217,756		208,426
Cash, cash equivalents, and restricted cash, end of period	$231,436		$217,466
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,152		$585
Cash paid for income taxes, net of tax refunds	1,444		861
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued equipment purchases	$3,773		$4,854
Increase in long-lived assets resulting from capitalizing asset retirement costs	2,706		—
Stock-based compensation capitalized in internal-use software costs	1,000		—
Increase in finance lease liabilities	21,414		10,056
Timing of settlement of stock options exercise	14		1,007
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH INFORMATION:
Cash and cash equivalents, beginning of period	$217,518		$208,076
Restricted cash, beginning of period	238		350
Cash, cash equivalents, and restricted cash, beginning of period	$217,756		$208,426
Cash and cash equivalents, end of period	$231,436		$217,116
Restricted cash, end of period	—		350
Cash, cash equivalents, and restricted cash, end of period	$231,436		$217,466

*	As reported and disclosed under ASC Topic 842
**	As reported and disclosed under ASC Topic 840

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2019 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders’ equity, and the condensed consolidated statements of cash flows for the three months ended April 30, 2019 and 2018, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2019 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2019. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. Other than items discussed under Use of Estimates, Recently Adopted Accounting Pronouncements, and Summary of Significant Accounting Policies, there have been no other material changes to our critical accounting policies and estimates during the three months ended April 30, 2019 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of April 30, 2019, our stockholders’ equity, our results of operations, including our comprehensive loss, and our cash flows for the three months ended April 30, 2019 and 2018. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2019 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2020.

Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income, or net income.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of the allowance for accounts receivable, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, timing and costs associated with our asset retirement obligations, the nature and timing of satisfaction of performance obligations, estimate of standalone selling price allocation included in contracts with multiple performance obligations, the estimated expected benefit period for deferred commissions, the estimated useful life of capitalized internal-use software costs, observable price changes of non-marketable equity securities, the incremental borrowing rate we use to determine our lease liabilities, fair values of stock-based awards, legal contingencies, the valuation of deferred income tax assets, and unrecognized tax benefits, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed deposit insurance coverage limits.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We sell to a broad range of customers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of April 30, 2019 and January 31, 2019, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. One reseller, which is also a customer, represented 10% and 11% of our revenue for the three months ended April 30, 2019 and 2018, respectively.

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

Geographic Locations

For the three months ended April 30, 2019 and 2018, revenue attributable to customers in the United States was 76%. No country outside of the United States comprised 10% or greater of our revenue for any of the periods presented.

Substantially all of our net assets are located in the United States. As of April 30, 2019 and January 31, 2019, property and equipment located in the United States was approximately 92% and 91%, respectively.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, and since that date has issued several additional accounting standard updates to further clarify certain aspects of ASU 2016-02 and to provide certain practical expedients entities can elect upon adoption (collectively, “ASC Topic 842”). ASC Topic 842 states that for most leases, a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term while recognizing expense in a manner similar to legacy guidance ASC Topic 840. We adopted ASC Topic 842, effective February 1, 2019 using the modified retrospective method for leases that existed as of February 1, 2019. The comparative periods presented and disclosed in the year of adoption are based on legacy ASC Topic 840 guidance. We elected the practical expedients which allow us to carry forward our assessment on whether a contract is or contains a lease, our historical lease classification, and our initial direct costs for any leases that expired or existed prior to adoption of ASC Topic 842. In addition, we elected the short-term lease exception and the practical expedient to not separate lease and non-lease components.

Adoption Impact of ASC Topic 842 on the Opening Balance Sheet as of February 1, 2019

In connection with the adoption of ASC Topic 842, we recognized operating lease right-of-use assets and operating lease liabilities on our condensed consolidated balance sheet primarily related to our office and data center facilities of $206.6 million and $255.0 million, respectively, out of which $218.6 million was the non-current portion of operating lease liabilities. The difference between the operating lease right-of-use assets and operating lease liabilities primarily represents the existing deferred rent liability balance as of the adoption date.

Our accounting for finance leases remains substantially unchanged from the legacy ASC Topic 840 except for the impacts of applying the practical expedient to not separate lease and non-lease components. As a result of recognizing the non-lease components as part of our finance leases, we recognized finance lease right-of-use assets and corresponding finance leases liabilities of $5.2 million, out of which $2.9 million represented the non-current portion of the additional finance lease liabilities.

As a sub-lessor, accounting for our subleases is largely unchanged from the legacy ASC Topic 840.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The adoption of ASC Topic 842 did not have a material effect on our condensed consolidated statements of operations and cash flows, however, it did materially increase our assets and liabilities on the condensed consolidated balance sheet. The adoption of ASC Topic 842 resulted in changes to our accounting estimates and accounting policy for leases. Please see Summary of Significant Accounting Policies for a discussion of the updated policy.

Ongoing ASC Topic 842 Financial Statement Impact as of and for the three months ended April 30, 2019

Refer to “Note 4. Balance Sheet Components” and “Note 5. Leases” for the ongoing ASC Topic 842 impact on the condensed consolidated financial statements as of and for the three months ended April 30, 2019.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses. ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new standard is effective for us beginning February 1, 2020; we have elected not to adopt the standard earlier. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are in the process of evaluating appropriate changes to our business processes, systems and controls to support the adoption of the new standard. We are currently evaluating the impact of the provisions of this new standard on our condensed consolidated financial statements.

Summary of Significant Accounting Policies

Except for the accounting policy for leases detailed under Summary of Significant Accounting Policies, there has been no other material changes to our critical accounting policies during the three months ended April 30, 2019 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 31, 2019.

Leases

We adopted ASC Topic 842, effective February 1, 2019, using the modified retrospective method. The reported results for fiscal year 2020 reflect the application of ASC Topic 842, while the reported results for prior fiscal years are not adjusted and continue to be reported under ASC Topic 840. Refer to Recently Adopted Accounting Pronouncements regarding the adoption impact of ASC Topic 842 in fiscal year 2020.

We determine whether an arrangement contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. To determine whether a contract is or contains a lease, we consider all relevant facts and circumstances to assess whether the customer has both of the following:

•	The right to obtain substantially all of the economic benefits from use of the identified asset
•	The right to direct the use of the identified asset

We recognize lease liabilities and right-of-use assets at lease commencement. We measure lease liabilities based on the present value of lease payments over the lease term discounted using the rate implicit in the lease when that rate is readily determinable or our incremental borrowing rate. We estimate our incremental borrowing rate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to our own and adjust our incremental borrowing rate to reflect the corresponding lease term. We do not include in the lease term options to extend or terminate the lease unless it is reasonably certain that we will exercise any such options at commencement. We account for the lease and non-lease components as a single lease component for all our leases.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We measure right-of-use assets based on the corresponding lease liabilities adjusted for (i) prepayments made to the lessor at or before the commencement date, (ii) initial direct costs we incur, and (iii) tenant incentives under the lease. We evaluate the recoverability of our right-of-use assets for possible impairment in accordance with our long-lived assets policy. We do not recognize right-of-use assets or lease liabilities for short-term leases, which have a lease term of twelve months or less and recognize the associated lease payments in the condensed consolidated statement of operations on a straight-line basis over the lease term.

Operating leases are reflected in operating lease right-of-use assets, operating lease liabilities, and operating lease liabilities, non-current on our condensed consolidated balance sheets. Finance leases are included in property and equipment, net, finance lease liabilities, and finance lease liabilities, non-current on our condensed consolidated balance sheets.

We begin recognizing rent expense when the lessor makes the underlying asset available to us. We recognize rent expense under our operating leases on a straight-line basis. For finance leases, we record interest expense on the lease liability in addition to amortizing the right-of-use asset (generally straight-line) over the shorter of the lease term or the useful life of the right-of-use asset. Variable lease payments are expensed as incurred and are not included within the lease liabilities and right-of-use assets calculation. We generally recognize sublease income on a straight-line basis over the sublease term.

Note 2. Revenue

Contract Assets

Contract assets, which are presented within accounts receivable, were not material as of April 30, 2019 and January 31, 2019.

Deferred Revenue

Deferred revenue was $330.4 million and $375.0 million as of April 30, 2019 and January 31, 2019, respectively. During the three months ended April 30, 2019 and 2018, we recognized $134.4 million and $110.9 million of revenue that was included in the deferred revenue balance as of January 31, 2019 and 2018, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of April 30, 2019, approximately $637.4 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on 66% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Disaggregation of Revenues

For the three months ended April 30, 2019 and 2018, revenue attributable to customers in the United States was 76%. No country outside of the United States comprised 10% or greater of our revenue for any of the periods presented.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We measure our restricted cash at fair value on a recurring basis. We classify this asset within Level 1 or Level 2 because they are valued using either quoted market prices for identical assets or inputs other than quoted prices which are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. As of April 30, 2019, we do not have any restricted cash. As of January 31, 2019, our restricted cash was not material and was in the form of certificates of deposit related to our leases, classified within Level 2.

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30,	January 31,
	2019	2019
Prepaid expenses	$16,094	$10,986
Other current assets	3,559	3,237
Total prepaid expenses and other current assets	$19,653	$14,223

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	April 30,	January 31,
	2019	2019
Servers and related equipment	$236,915	$215,626
Leasehold improvements	79,853	76,888
Computer hardware and software	21,209	20,614
Furniture and fixtures	13,656	13,661
Construction in progress	12,830	9,737
Total property and equipment	364,463	336,526
Less: accumulated depreciation	(211,414)	(198,823)
Total property and equipment, net	$153,049	$137,703

As of April 30, 2019, the gross carrying amount of property and equipment included $141.5 million of servers and related equipment and $9.0 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $62.9 million. As of January 31, 2019, the gross carrying amount of property and equipment included $120.0 million of servers and related equipment and $8.8 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $54.5 million.

Depreciation expense related to property and equipment was $12.6 million and $11.4 million for the three months ended April 30, 2019 and 2018, respectively. Included in these amounts were depreciation expense for servers and related equipment acquired under finance leases in the amount of $8.6 million and $5.9 million for the same respective period. Construction in progress primarily consists of servers and networking equipment and storage infrastructure being provisioned in our data center facilities. We did not capitalize any interest amounts to property and equipment for the periods presented.

Operating Lease Right-of-Use Assets, Net

Operating lease right-of-use assets, net consisted of the following (in thousands):

April 30,
2019
Operating lease right-of-use assets	$229,355
Less: accumulated amortization	(8,560)
Operating lease right-of-use assets, net	$220,795

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	April 30,	January 31,
	2019	2019
Deposits, non-current	$2,593	$2,674
Other assets, non-current	9,800	8,372
Other long-term assets	$12,393	$11,046

Internal-Use Software Costs

	April 30,	January 31,
	2019	2019
Internal-use software costs, net(1)	$5,773	$3,513
Capitalized qualifying implementation costs incurred in a hosting arrangement that is a service contract, net(2)	1,617	1,663

(1)	Included in these amounts were $1.8 million and $0.8 million in net capitalized stock-based compensation expense for the respective period.
(2)	Net capitalized stock-based compensation expense was not material for the periods presented.

We capitalize qualifying costs to develop software for internal use associated with the development of additional significant features and functionality to our products as part of other long-term assets. The amortization of the capitalized costs was not material for all periods. We have not recorded any material impairment charges during the periods presented.

We capitalize qualifying implementation costs incurred in a hosting arrangement that is a service contract, which is presented as part of our prepaid expenses and other current assets and other long-term assets based on the term of the associated hosting arrangement. The amortization of the capitalized costs was not material for all periods. We have not recorded any related impairment charges during the periods presented.

Note 5. Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and data centers with lease periods expiring primarily between fiscal years 2020 and 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal or termination clauses. Our operating leases typically include variable lease payments, which are primarily comprised of common area maintenance and utility charges for our offices and power and network connections for our data centers, that are determined based on actual consumption. Our operating lease agreements do not contain any residual value guarantees, covenants, or other restrictions.

We also entered into various finance lease arrangements to obtain servers and related equipment for our data center operations. These agreements are typically for three to four years. The leases are secured by the underlying leased servers and related equipment.

We sublease certain floors of our Redwood City, San Francisco, and London offices. These subleases have terms ranging from 25 to 55 months that will expire at various dates by fiscal year 2023.

The components of lease cost, which were included in operating expenses in our Condensed Consolidated Statement of Operations, were as follows (in thousands):

Three Months Ended April 30, 2019
Finance lease cost:
Amortization of finance lease right-of-use assets	$8,623
Interest on finance lease liabilities	685
Operating lease cost, gross	11,791
Variable lease cost, gross	2,868
Sublease income	(2,764)
Total lease cost(1)	$21,203

(1)	Short-term lease cost for the three months ended April 30, 2019 was not material and is not included in the table above.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$11,358
Operating cash flows for finance leases	759
Financing cash flows for finance leases	9,154
Right-of-use assets obtained in exchange of lease obligations(1)
Operating leases	229,355
Finance leases	21,414

(1)	Includes the adoption impact of ASC Topic 842 on the opening balance sheet as of February 1, 2019 as disclosed in Note 1.

Supplemental information related to the remaining lease term and discount rate was as follows (in thousands):

Three Months Ended April 30, 2019
Weighted average remaining lease term (in years)
Operating leases	7.22
Finance leases	2.94

Weighted average discount rate
Operating leases	5.39%
Finance leases	3.62%

As of April 30, 2019, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)	Finance Leases
Remainder of 2020	$37,413	$27,061
2021	51,112	30,467
2022	48,855	20,622
2023	39,229	11,807
2024	37,228	452
Thereafter	115,255	—
Total lease payments	$329,092	$90,409
Less: imputed interest	(59,581)	(4,938)
Present value of total lease liabilities	$269,511	$85,471

(1)

Non-cancellable sublease proceeds for the remainder of the fiscal year ending January 31, 2020 and the fiscal years ending January 31, 2021, 2022, and 2023 of $5.4 million, $7.4 million, $4.9 million, and $4.1 million, respectively, are not included in the table above.

As of April 30, 2019, we had an operating lease for one of our data centers that has not yet commenced with undiscounted future payments of $7.2 million. This operating lease will commence in the later part of fiscal year 2020 and has a lease term of 5 years and therefore, we did not reflect this on the condensed consolidated balance sheet as of April 30, 2019 and the tables above. We did not have any finance leases that have not yet commenced as of April 30, 2019.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. For the three months ended April 30, 2019, we recorded $2.7 million in other long-term liabilities related to the present value of our estimated asset retirement obligation for our headquarters facility. We did not have material asset retirement obligations as of January 31, 2019. The accretion expense, which was included in operating expenses in our condensed consolidated statements of operations, was not material for all periods presented.

Note 6. Commitments and Contingencies

Letters of Credit

As of April 30, 2019 and January 31, 2019, we had letters of credit in the aggregate amount of $26.2 million and $26.5 million, respectively, in connection with our operating leases, which were primarily issued under the available sublimit of $30.0 million in conjunction with a secured credit agreement entered into on November 27, 2017.  Refer to Note 8 for additional details related to the secured credit agreement mentioned.

Purchase Obligations

As of April 30, 2019, future payments under non-cancellable contractual purchases, which relate primarily to infrastructure services and IT software and support services costs, are as follows (in thousands):

Years ending January 31:
2020	$35,873
2021	10,777
2022	960
$47,610

Legal Matters

We are currently involved in, and may in the future be involved in, litigation and subject to claims that arise in the ordinary course of business, including matters we initiate to defend ourselves or our users by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2019. Additionally, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors, regardless of the outcome of such litigation.

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

Our arrangements generally include certain provisions for indemnifying customers against liabilities if our products or services infringe a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, we have not incurred any material costs as a result of such obligations and have not accrued any material liabilities related to such obligations in the condensed consolidated financial statements. In addition, we indemnify our officers, directors and certain key employees while they are serving in good faith in their respective capacities. To date, there have been no claims under any indemnification provisions.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Debt

Line of Credit

On November 27, 2017, we entered into a secured credit agreement (November 2017 Facility) with a maturity date of November 27, 2020. The November 2017 Facility provides for an $85.0 million revolving credit facility, with a sublimit of $30.0 million available for the issuance of letters of credit. The proceeds of the revolving loans may be used for general corporate purposes. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.  Interest on the revolving loans is payable quarterly in arrears with respect to loans based on the prime rate and at the end of an interest period in the case of loans based on the LIBOR rate (or at each three-month interval if the interest period is longer than three months).  Borrowings under the November 2017 Facility are collateralized by substantially all of our assets. The November 2017 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement.  Additionally, the November 2017 Facility contains customary affirmative and negative covenants, including covenants limiting our, and our subsidiaries’, ability to, among other things, grant liens, incur debt, pay dividends or distributions on the capital stock, effect certain mergers, make investments, dispose of assets and enter into transactions with affiliates, in each case subject to customary exceptions for a credit facility of the size and type of the November 2017 Facility. As of April 30, 2019, the outstanding borrowings under the credit facility were $40.0 million.

As of April 30, 2019, we were in compliance with all financial covenants.

In connection with the above credit facilities, for the three months ended April 30, 2019 and 2018, interest expense, net of capitalized interest costs, was not material. During the same periods, we did not capitalize any interest amounts. Interest expense in connection with the above credit facilities includes interest charges for our line of credit, amortization of issuance costs, and unused commitment fees on our line of credit.

Note 8. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Generally, twenty-five percent of each grant of stock options and restricted stock units generally vest one year from the vesting commencement date and continue to vest (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter. As of April 30, 2019, 20,367,503 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of April 30, 2019, 2,572,061 shares were reserved for future issuance under the 2015 ESPP.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2019	9,096,961	$9.01	4.97	$108,731
Options granted	500,000	20.12
Options exercised	(151,529)	8.02
Options forfeited/cancelled	(584)	17.54
Balance as of April 30, 2019	9,444,848	$9.61	5.01	$104,355
Vested and expected to vest as of April 30, 2019	9,365,094	$9.53	4.97	$104,250
Exercisable as of April 30, 2019	7,684,790	$7.35	4.11	$102,030

The aggregate intrinsic value of options vested and expected to vest and exercisable as of April 30, 2019 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the three months ended April 30, 2019 and 2018 was $1.9 million and $9.4 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the three months ended April 30, 2019 and 2018 was $0.9 million and $2.5 million, respectively. The weighted-average grant date fair value of options granted to employees during the three months ended April 30, 2019 and 2018 was $8.00 and $7.92 per share, respectively.

As of April 30, 2019, there was $9.4 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.94 years. Out of the total unrecognized stock-based compensation expense, as of April 30, 2019, $6.0 million related to outstanding performance-based stock options with market-based performance goals, which is expected to be recognized over a weighted-average period of 3.48 years.

Stock Options with Market-Based Performance Goals

To further align our stockholders’ interests with executive officers’ interests, the Compensation Committee of our board of directors approved and granted performance-based stock options with market-based performance goals under the 2015 Plan to certain executive officers, which are subject to both the achievement of the market-based performance goal established by the Compensation Committee and the continued employment of the participant. These performance-based stock options vest only to the extent that both the market-based performance goal and time-based condition are satisfied. The market-based performance goal will be satisfied if, before the four-year anniversary of the grant date, the closing price of our Class A common stock is maintained at or above a pre-determined share price for a period of 30 consecutive trading days. The time-based vesting condition will be satisfied over the following four-year schedule: Twenty-five percent of the option’s time-based vesting condition is satisfied one year from the vesting commencement date and the remaining 1/48th of the option’s time-based vesting condition is satisfied monthly thereafter, subject to continued employment through each such date. The total outstanding performance-based stock options granted was 1,375,000 as of April 30, 2019.

The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method. As of April 30, 2019, there was $6.0 million unrecognized stock-based compensation expense related to outstanding performance-based stock options with market-based performance goals, which is expected to be recognized over a weighted-average period of 3.48 years.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2019	18,098,707	$19.35
Granted	6,243,275	20.12
Vested, net of shares withheld for employee payroll taxes	(1,205,385)	19.33
Forfeited/cancelled	(685,903)	20.33
Unvested balance - April 30, 2019	22,450,694	$19.54

As of April 30, 2019, there was $337.6 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 3.02 years.

Performance-Based Restricted Stock Units

We use performance-based incentives for certain employees, including our named executive officers, to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals. Typically, near the beginning of each fiscal year, our Compensation Committee adopts the performance criteria and targets for the incentive compensation plan for that fiscal year, which identifies the plan participants, the performance measures and the associated target levels for each measure, and the potential payouts based on actual performance for the fiscal year.

In the first quarter of fiscal year 2019, our Compensation Committee adopted and approved the performance criteria and targets for fiscal year 2019 under our omnibus Executive Incentive Plan (the “Fiscal 2019 Executive Bonus Plan”). Based on a review of our actual achievement of pre-established corporate financial objectives and additional inputs from our Compensation Committee, the Fiscal 2019 Executive Bonus Plan was determined, settled and paid out in the first quarter of fiscal year 2020 in a mixture of cash and equity compensation.

In the first quarter of fiscal year 2020, our Compensation Committee adopted and approved the performance criteria and targets for fiscal year 2020 under our omnibus Executive Plan (the “Fiscal 2020 Executive Bonus Plan”). The Fiscal 2020 Executive Bonus Plan provides opportunities for 100% equity incentive compensation payouts based on our actual achievement of pre-established corporate financial objectives, subject to review and a final approval by our Compensation Committee. During the three months ended April 30, 2019, we recognized stock-based compensation expense related to the Fiscal 2020 Executive Bonus Plan in the amount of $1.9 million. The unrecognized compensation expense related to ungranted and unvested Fiscal 2020 Executive Bonus Plan is $7.9 million, based on the probable expected performance against the pre-established corporate financial objectives as of April 30, 2019, which is expected to be recognized over a weighted average period of less than 1 year. The payouts of the Fiscal 2020 Executive Bonus Plan are expected to be made in the form of fully vested restricted stock units in the first quarter of fiscal year 2021. The number of restricted stock units each participant will receive is equal to the dollar value of his or her actual award payment divided by the average closing price of a share of our Class A common stock for the 30-trading day period ending the last trading date before the grant date.

2015 ESPP

As of April 30, 2019, there was $21.4 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods. During the first quarter of fiscal year 2020, the fair market value of our stock on the purchase date was lower than the fair market value of our stock on certain offering dates. As a result, certain offering periods reset and the new lower price became the new offering price for a new 24 month offering period, which resulted in a change in fair value and a corresponding incremental stock-based expense totaling $7.2 million, which is expected to be recognized over the remaining term of the new offering period.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 30,
	2019	2018
Cost of revenue	$3,611	$3,121
Research and development	12,975	10,148
Sales and marketing	9,400	8,061
General and administrative	6,376	5,283
Total stock-based compensation	$32,362	$26,613

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions. During the three months ended April 30, 2019 and 2018, we had no stock option grants awarded using a Black-Scholes option pricing model.

	Three Months Ended
	April 30,
	2019			2018
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0	0.5	-	2.0
Risk-free interest rate	2.4%	-	2.5%	2.0%	-	2.3%
Volatility	46%	-	55%	37%	-	50%
Dividend yield			0%			0%

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

Note 9. Net Loss per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2019		2018
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(36,828)	$—	$(33,706)	$(2,931)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	145,275	—	127,444	11,080
Net loss per share—basic and diluted	$(0.25)	$—	$(0.26)	$(0.26)

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended April 30,
	2019	2018
Options to purchase common stock	8,983	10,532
Restricted stock units	15,096	13,495
Employee stock purchase plan	1,771	1,633
	25,850	25,660

Note 10. Income Taxes

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

We have achieved significant growth in a short period of time. As of April 30, 2019, we had 12.2 million registered users who were paying users who registered as part of a larger enterprise or business account or by using a paid personal account. We define a registered user as a Box account that has been provisioned a unique user identification number. As of April 30, 2019, we had over 95,000 paying organizations, and our solution was offered in 24 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

For the three months ended April 30, 2019 and 2018, our revenue was $163.0 million and $140.5 million, respectively, representing year-over-year growth of 16%, and our net losses were $36.8 million and $36.6 million, respectively. For the three months ended April 30, 2019 and 2018, revenue from non-U.S. customers represented 24% of our revenue for both respective periods. Box is headquartered in Redwood City, California and operates offices throughout the United States, Europe, and Asia.

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

	Three Months Ended
	April 30,
	2019	2018
Billings (in thousands)	$118,381	$116,734
Billings growth rate	1%	17%
Remaining performance obligations (in thousands)	637,319	547,885
Remaining performance obligations growth rate	16%	—	*
Free cash flow (in thousands)	13,437	7,250
Retention rate (period end)	107%	109%

*

Box has started disclosing remaining performance obligations upon the adoption of ASC Topic 606 on February 1, 2018. Year-over-year comparisons against prior periods before February 1, 2018 are not applicable.

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

Billings help investors better understand our sales activity for a particular period, which is not necessarily reflected in our revenue given that we recognize subscription revenue ratably over the contract term. We consider billings a significant performance measure. We monitor billings to manage our business, make planning decisions, evaluate our performance and allocate resources. We believe that billings offer valuable supplemental information regarding the performance of our business and will help investors better understand the sales volumes and performance of our business. Although we consider billings to be a significant performance measure, we do not consider it to be a non-GAAP financial measure given that it is calculated using exclusively revenue, deferred revenue, and contract assets, all of which are financial measures calculated in accordance with GAAP.

Billings increased 1% in the three months ended April 30, 2019 over the three months ended April 30, 2018. The increase in billings was primarily driven by the addition of new customers, expansion within existing customers as they broadened their deployment of our product offerings, and strong attach rates of add-on products, offset by a non-recurring enhanced developer fee from one of our resellers billed in the prior period, the impact of an unusually high volume of customer driven multi-year prepayments in the prior period, and a large customer reducing its use cases in the current period.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended
	April 30,
	2019	2018
GAAP revenue	$162,974	$140,507
Deferred revenue, end of period	330,445	286,949
Less: deferred revenue, beginning of period	(375,041)	(311,109)	*
Contract assets, beginning of period	3	582
Less: contract assets, end of period	—	(195)
Billings	$118,381	$116,734

*	Balance as of February 1, 2018 upon the adoption of ASC Topic 606

Remaining Performance Obligations

Remaining performance obligations (“RPO”) represent, at a point in time, contracted revenue that has not yet been recognized. RPO consists of deferred revenue and backlog, offset by contract assets. Backlog is defined as non-cancellable contracts deemed certain to be invoiced and recognized as revenue in future periods. Future invoicing is determined to be certain when we have an executed non-cancellable contract and invoicing is not dependent on a future event such as the delivery of a specific new product or feature, or the achievement of contractual contingencies. While Box believes RPO is a leading indicator of revenue as it represents sales activity not yet recognized in revenue, it is not necessarily indicative of future revenue growth as it is influenced by several factors, including seasonality, contract renewal timing, average contract terms and foreign currency exchange rates. Box monitors RPO to manage the business and evaluate performance. Box considers RPO to be a significant performance measure. Box does not consider RPO to be a non-GAAP financial measure as it is calculated in accordance with GAAP, specifically under ASC Topic 606.

RPO increased 16% in the three months ended April 30, 2019 over the three months ended April 30, 2018. The increase in RPO was primarily driven by the addition of new customers, expansion within existing customers as they broadened their deployment of our product offerings, and strong attach rates of add-on products.

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify adjusting items in our reconciliation of GAAP to non-GAAP financial measures. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash provided by operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section of this report. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

Free cash flow for the three months ended April 30, 2019 was $13.4 million, an improvement of $6.2 million as compared to the three months ended April 30, 2018. The increase in free cash flow was primarily driven by an increase in cash flows provided by operating activities of $7.1 million and a decrease in capital expenditures of $2.4 million, partially offset by an increase in principal payments of finance lease liabilities of $2.0 million and an increase of capitalized internal-use software costs of $1.3 million associated with the development of additional significant features and functionality to our products. The primary factors affecting the increase in cash flows provided by operating activities included an increase in non-cash charges of $8.8 million, partially offset by changes in our operating assets and liabilities of $1.5 million and an increase of our net loss of $0.2 million. The decrease in capital expenditures was primarily due to the completion of our facilities buildouts in Austin, Tokyo, and London during fiscal year 2019. The increase in principal payments of finance lease liabilities was due to our continued investment in our data center operations.

Retention Rate

Retention rate is defined as the net percentage of Total Account Value (TAV) retained from existing customers, including expansion. We calculate our retention rate as of a period end by starting with the TAV from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period TAV) and a subscription term of at least 12 months. We then calculate TAV from these same customers as of the current period end (Current Period TAV). Finally, we divide the Current Period TAV by the Prior Period TAV to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the three months ended April 30, 2019. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 107% and 109% as of April 30, 2019 and 2018, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% of the Prior Period TAV. Our strong retention rates were primarily attributable to strong seat growth in existing customers and strong attach rates of add-on products. As our customers purchase add-on products, we tend to realize significantly higher average contract values and stronger retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, Customer Success, and Box Consulting have been a significant factor in our strong customer retention results. Our retention rate is higher in customers who have purchased at least one add-on product. As we penetrate customer accounts, we expect our retention rate to remain above 100% for the foreseeable future.

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

Cost of Revenue

Our cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, payments to outside technology service providers, depreciation of servers and equipment, security services and other tools, as well as amortization expense associated with acquired technology and capitalized internal-use software. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below. As part of our hybrid cloud infrastructure strategy, we are in the process of migrating our primary data centers by the middle of fiscal year 2021 to significantly lower cost regions in order to continue to optimize infrastructure efficiency and to support the growth in our paying customers. During the migration, we will be incurring increased overall costs as we pay for multiple data centers and, therefore, we expect our cost of revenue as a percentage of revenue to increase slightly in the near future. Upon the completion of this migration, we expect our cost of revenue to increase in dollars but trend downwards as a percentage of revenue as we continue to drive efficiencies in our infrastructure to support the growth of our business, our customer base, as well as our international expansion.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities, information technology costs and employee benefit costs.

Research and Development. Research and development expense consists primarily of employee compensation and related expenses, as well as allocated overhead. Our research and development efforts are focused on scaling our platform, building an ecosystem of best of breed applications and platforms, adding enterprise grade features, functionality and enhancements such as workflow automation, intelligent content management capabilities, and advanced security to enhance the ease of use of our cloud content management services. We capitalize certain qualifying costs to develop software for internal use incurred during the application development stage. We expect our research and development expense to increase in dollars but remain stable as a percentage of revenue over time, even as we continue to make significant enhancements to our cloud content management product offerings and services and develop new technologies.

Sales and Marketing. Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel-related expenses, as well as allocated overhead. Marketing programs include but are not limited to advertising, events, corporate communications, brand building, and product marketing. Sales and marketing expense also consists of data center and customer support costs related to providing our cloud-based services to our free users. We market and sell our cloud content management services worldwide through our direct sales organization and through indirect distribution channels such as strategic resellers. We expect our sales and marketing expense to continue to increase in dollars but decrease as a percentage of revenue over time as we improve sales productivity from our solution selling strategy while optimizing the size of our sales and marketing organization to capture strong demand globally and expand our international presence.

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

Interest Expense, Net

Interest expense, net consists of interest expense and interest income. Interest expense consists primarily of interest charges for our line of credit, interest expense related to finance leases, unused commitment fees on our line of credit, the amortization of capitalized debt issuance costs, and fees on our letters of credit. Interest income consists primarily of interest earned on our cash and cash equivalents. We have historically invested our cash and cash equivalents in overnight deposits, certificates of deposit, and short term, investment-grade corporate debt, marketable securities and asset backed securities.

Other Loss, Net

Other loss, net consists primarily of gains and losses from foreign currency transactions and other income and expense.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States and, as applicable, changes in our deferred taxes and related valuation allowance positions and uncertain tax positions.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended
	April 30,
	2019	2018
	(in thousands)
Revenue	$162,974	$140,507
Cost of revenue(1)(2)	48,684	39,068
Gross profit	114,290	101,439
Operating expenses:
Research and development(2)	46,244	38,248
Sales and marketing(1)(2)	78,820	76,998
General and administrative(1)(2)	24,607	22,053
Total operating expenses	149,671	137,299
Loss from operations	(35,381)	(35,860)
Interest expense, net	(68)	(70)
Other loss, net	(880)	(343)
Loss before provision for income taxes	(36,329)	(36,273)
Provision for income taxes	499	364
Net loss	$(36,828)	$(36,637)
Net loss per share, basic and diluted	$(0.25)	$(0.26)
Weighted-average shares used to compute net loss per share, basic and diluted	145,275	138,524

(1)	Intangible assets amortization was not material for the periods presented.
(2)	Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30,
	2019	2018
	(in thousands)
Cost of revenue	$3,611	$3,121
Research and development	12,975	10,148
Sales and marketing	9,400	8,061
General and administrative	6,376	5,283
Total stock-based compensation	$32,362	$26,613

	Three Months Ended
	April 30,
	2019	2018
Percentage of Revenue:
Revenue	100%	100%
Cost of revenue(1)(2)	30	28
Gross profit	70	72
Operating expenses:
Research and development(2)	29	27
Sales and marketing(1)(2)	48	55
General and administrative(1)(2)	15	16
Total operating expenses	92	98
Loss from operations	(22)	(26)
Interest expense, net	—	—
Other loss, net	(1)	—
Loss before provision for income taxes	(23)	(26)
Provision for income taxes	—	—
Net loss	(23)%	(26)%

(1)	Intangible assets amortization was not material for the periods presented.
(2)	Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30,
	2019	2018
Cost of revenue	2%	2%
Research and development	8	7
Sales and marketing	6	6
General and administrative	4	4
Total stock-based compensation	20%	19%

Comparison of the Three Months Ended April 30, 2019 and 2018

Revenue

	Three Months Ended
	April 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenue	$162,974	$140,507	$22,467	16%

Revenue was $163.0 million for the three months ended April 30, 2019, compared to $140.5 million for the three months ended April 30, 2018, representing an increase of $22.5 million, or 16%. The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 11% from April 30, 2018 to April 30, 2019, and strong attach rates of add-on products, which strengthened our price per seat. Also, in this period, we experienced strong renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 107% as of April 30, 2019.

Cost of Revenue

	Three Months Ended
	April 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$48,684	$39,068	$9,616	25%
Percentage of revenue	30%	28%

Cost of revenue was $48.7 million, or 30% of revenue, for the three months ended April 30, 2019, compared to $39.1 million, or 28% of revenue, for the three months ended April 30, 2018, representing an increase of $9.6 million, or 25%. The increase in absolute dollars was primarily due to an increase of $1.7 million in employee and related costs primarily driven by an increase in headcount and an increase of $0.5 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. In addition, there was an increase of $1.8 million in rent primarily related to the expansion of data centers and our temporary occupancy of redundant colocation facilities as we are migrating our data center footprint to lower cost regions, an increase of $1.7 million in data center and hosted data service costs, a net increase of $1.6 million in depreciation primarily related to additional data center equipment, and an increase of $0.9 million in allocated costs attributable mainly to increased facilities and IT software and support services costs. Cost of revenue as a percentage of revenue increased two points year-over-year. As part of our hybrid cloud infrastructure strategy, we are in the process of migrating our primary data centers by the middle of fiscal year 2021 to significantly lower cost regions in order to continue to optimize infrastructure efficiency and to support the growth in our paying customers. During the migration, we will be incurring increased overall costs as we pay for multiple data centers and, therefore, we expect our cost of revenue as a percentage of revenue to increase slightly in the fiscal year ending January 31, 2020.

Research and Development

	Three Months Ended
	April 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Research and development	$46,244	$38,248	$7,996	21%
Percentage of revenue	28%	27%

Research and development expenses were $46.2 million, or 28% of revenue, for the three months ended April 30, 2019, compared to $38.2 million, or 27% of revenue, for the three months ended April 30, 2018, representing an increase of $8.0 million, or 21%. The increase in absolute dollars was primarily due to an increase of $5.3 million in employee and related costs primarily driven by an increase in headcount and an increase of $3.8 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. In addition, there was an increase of $1.3 million in allocated costs attributable mainly to increased facilities and IT software and support services costs. The increase in research and development expenses was partially offset by a $2.3 million increase in capitalized internal-use software costs associated with the development of additional significant features and functionality to our products during the same period. Research and development expenses as a percentage of revenue increased one point year-over-year. We continue to invest in enhancements of our product and services, develop new products, and further differentiate our offerings. We expect our research and development expenses to increase in dollars but remain essentially stable as a percentage of revenue over time, even as we continue to make significant enhancements to our cloud content management product offerings and services, including expanding our advanced security, intelligence, and workflow automation capabilities.

Sales and Marketing

	Three Months Ended
	April 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$78,820	$76,998	$1,822	2%
Percentage of revenue	48%	55%

Sales and marketing expenses were $78.8 million, or 48% of revenue, for the three months ended April 30, 2019, compared to $77.0 million, or 55% of revenue, for the three months ended April 30, 2018, representing an increase of $1.8 million, or 2%. The increase in absolute dollars was primarily due to an increase of $1.3 million in employee and related costs primarily driven by an increase in headcount and an increase of $1.3 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. In addition, there was an increase of $1.3 million in commission costs primarily driven by increased sales. The increase in sales and marketing expenses was partially offset by a $1.9 million decrease in marketing expenses primarily due timing of expenditures for media and marketing events. Sales and marketing expenses as a percentage of revenue decreased seven points year-over-year due to our focus on driving greater efficiency from our solution selling strategy and a decrease in cost to support our free users.

Our sales and marketing expenses are generally higher for acquiring new customers than for expansions or renewals of existing customer subscriptions. We expect to continue to invest to capture our large market opportunity globally and capitalize on our competitive position with continued focus on our long-term margin objectives. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments and as we continue to focus on improving sales productivity from our solution selling strategy, we expect that sales and marketing expenses will continue to decrease as a percentage of revenue.

General and Administrative

	Three Months Ended
	April 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
General and administrative	$24,607	$22,053	$2,554	12%
Percentage of revenue	15%	16%

General and administrative expenses were $24.6 million, or 15% of revenue, for the three months ended April 30, 2019, compared to $22.1 million, or 16% of revenue, for the three months ended April 30, 2018, representing an increase of $2.6 million, or 12%. The increase in absolute dollars was primarily due to an increase of $3.0 million in employee and related costs primarily driven by an increase in headcount and an increase of $1.1 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. Despite an increase in absolute dollars, general and administrative expense as a percentage of revenue decreased one point year-over-year as we continued to benefit from greater operational efficiency and scale. We expect our general and administrative expense to increase in dollars but to decrease as a percentage of revenue over time as we benefit from even greater operational efficiency.

Liquidity and Capital Resources

	Three Months Ended
	April 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$25,491	$18,440
Net cash used in investing activities	(2,897)	(4,039)
Net cash used in financing activities	(8,941)	(5,237)

As of April 30, 2019, we had cash and cash equivalents of $231.4 million; we did not have any restricted cash. Our cash and cash equivalents are comprised primarily of overnight cash deposits and certificates of deposit. Since our inception, we have financed our operations primarily through equity, cash generated from sales and, to a lesser extent, debt financing. We believe our existing cash and cash equivalents, together with our finance leases and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, data center expansions, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

On November 27, 2017, we entered into a secured credit agreement (November 2017 Facility) with a maturity date of November 27, 2020. The November 2017 Facility provides for an $85.0 million revolving credit facility, with a sublimit of $30.0 million available for the issuance of letters of credit. The proceeds of the revolving loans may be used for general corporate purposes. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.  Interest on the revolving loans is payable quarterly in arrears with respect to loans based on the prime rate and at the end of an interest period in the case of loans based on the LIBOR rate (or at each three-month interval if the interest period is longer than three months).  Borrowings under the November 2017 Facility are collateralized by substantially all of our assets. The November 2017 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement.  Additionally, the November 2017 Facility contains customary affirmative and negative covenants, including covenants limiting our, and our subsidiaries’, ability to, among other things, grant liens, incur debt, pay dividends or distributions on the capital stock, effect certain mergers, make investments, dispose of assets and enter into transactions with affiliates, in each case subject to customary exceptions for a credit facility of the size and type of the November 2017 Facility.

Operating Activities

For the three months ended April 30, 2019, cash provided by operating activities was $25.5 million. The primary factors affecting our operating cash flows during this period were our net loss of $36.8 million, offset by non-cash charges of $32.4 million for stock-based compensation, $12.6 million for depreciation and amortization of our property and equipment, $5.6 million for amortization of deferred commissions, and net cash inflows of $11.8 million provided by changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include an $81.5 million decrease in accounts receivable that was primarily due to the seasonality of our billings and relative timing of our cash collections, a $44.6 million decrease in deferred revenue that was primarily due to increasing seasonality in our sales cycle concentrated in the back half of our fiscal year, predominantly in the last quarter, an $11.8 million decrease in accrued expenses and other liabilities primarily attributable to timing of compensation and benefits payments and timing of invoice payments, an $8.6 million decrease in operating lease right-of-use assets, net, an $8.1 million decrease in operating lease liabilities, and a $6.1 million increase in deferred commissions primarily due to new and expanded deployments with paying customers during this period.

Investing Activities

Cash used in investing activities of $2.9 million for the three months ended April 30, 2019 was primarily due to fixed asset purchases and facilities capacity expansions to support our increased headcount. In addition, included in cash used in investing activities was $1.3 million of capitalized internal-use software costs associated with the development of additional significant features and functionality to our products.

Financing Activities

Cash used in financing activities of $8.9 million for the three months ended April 30, 2019 was primarily due to $14.6 million of employee payroll taxes paid related to net share settlement of restricted stock units reflecting the amount of equity grants vested and the valuation of our share price and $9.2 million of principal payments of finance lease liabilities, partially offset by $13.6 million of proceeds from issuances of common stock under the 2015 ESPP and $1.2 million of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of April 30, 2019:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt(1)	$42,792	$1,724	$41,068	$—	$—
Operating lease liabilities, net of sublease income amounts(2)	329,092	50,056	97,540	74,517	106,979
Finance leases(3)	90,409	35,083	46,998	8,328	—
Purchase obligations(4)	47,610	40,797	6,813	—	—
Total	$509,903	$127,660	$192,419	$82,845	$106,979

(1)	Includes interest and unused commitment fees on our line of credit under the November 2017 Facility.

(2)

Includes operating lease liabilities for certain of our offices and data centers. As of April 30, 2019, we expected to receive sublease income of $21.8 million over the next four years from tenants in certain of our leased facilities. The amounts set forth in the table above does not include any sublease income amounts nor does it include payments for short-term leases or variable lease payments.

(3)	Includes obligations related to our servers and related equipment for our data center operations.
(4)	Purchase obligations relate primarily to infrastructure services and IT software and support services costs.

Off-Balance Sheet Arrangements

Through April 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for items discussed under Use of Estimates, Recently Adopted Accounting Pronouncements, and Summary of Significant Accounting Policies under Part I, Item 1. Financial Statements—Note 1, there have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2019 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2019.

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

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to cash provided by operating activities, its nearest GAAP equivalent, is presented below. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

Our reconciliation of the non-GAAP financial measures for the three months ended April 30, 2019 and 2018 are as follows (in thousands, except per share data and percentages):

	Three Months Ended
	April 30,
	2019	2018
GAAP operating loss	$(35,381)	$(35,860)
Stock-based compensation	32,362	26,613
Intangible assets amortization	—	14
Non-GAAP operating loss	$(3,019)	$(9,233)

GAAP operating margin	(22)%	(26)%
Stock-based compensation	20	19
Intangible assets amortization	—	—
Non-GAAP operating margin	(2)%	(7)%

GAAP net loss	$(36,828)	$(36,637)
Stock-based compensation	32,362	26,613
Intangible assets amortization	—	14
Non-GAAP net loss	$(4,466)	$(10,010)

GAAP net loss per share, basic and diluted	$(0.25)	$(0.26)
Stock-based compensation	0.22	0.19
Intangible assets amortization	—	—
Non-GAAP net loss per share, basic and diluted	$(0.03)	$(0.07)
Weighted-average shares used to compute net loss per share, basic and diluted	145,275	138,524

Net cash provided by operating activities	$25,491	$18,440
Purchases of property and equipment	(1,614)	(4,040)
Principal payments of finance lease liabilities	(9,154)	(7,150)
Capitalized internal-use software costs	(1,286)	—
Free cash flow	$13,437	$7,250
Net cash used in investing activities	$(2,897)	$(4,039)
Net cash used in financing activities	$(8,941)	$(5,237)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents of $231.4 million as of April 30, 2019; we did not have any restricted cash. Our cash and cash equivalents primarily consist of overnight deposits and certificates of deposit. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of April 30, 2019, we had total debt outstanding with a carrying amount of $40.0 million which approximates fair value. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%. A hypothetical 10% increase or decrease in interest rates of April 30, 2019 under the November 2017 Facility would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 16 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. 11 of the 16 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Our international subsidiaries maintain certain asset and liability balances that are denominated in foreign currencies. Additionally, fluctuations in foreign currency exchange rates can result in fluctuations in our total assets, liabilities, and cash flows and may cause us to recognize transaction gains and losses in our statement of operations impacting our revenue and operating expenses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. There were no material foreign exchange gains or losses for any of the periods presented.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2019.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $134.6 million, $155.0 million and $151.8 million in our fiscal years ended January 31, 2019, 2018 and 2017, respectively, and $36.8 million in the three months ended April 30, 2019. As of April 30, 2019, we had an accumulated deficit of $1.2 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our product development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. Our customers have no obligation to renew their subscriptions upon expiration, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. Although our retention rate remains high, it has decreased over time, and may continue to decrease in the future, as some of our customers elect not to renew their subscriptions with us or to decrease the scope of their deployments. For example, our retention rate was approximately 107% as of April 30, 2019, compared to 109% as of April 30, 2018.

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

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or offer new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we provide Box Platform, which allows our customers to leverage Box’s powerful content services within their own custom applications, Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box, Box Zones, which gives global customers the ability to store their data locally in certain regions, Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information, and Box Skills, which enables customers to leverage a variety of machine learning tools to accelerate their business processes and help extract meaning from customers unstructured content. Later this year, we plan to launch the all new Box Relay, which will provide our customers with powerful workflow automation tools to improve business processes. The success of any new products and services, enhancements, or modifications to existing products and services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, integrations, products or services. Failure in this regard may significantly impair our revenue growth and our future financial results. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Actual or perceived security vulnerabilities in our services or any breaches of our security controls and unauthorized access to our or a customer’s data could harm our business and operating results.

The services we offer involve the storage of large amounts of our customers’ sensitive and proprietary information across a broad spectrum of industries. Additionally, we collect and store certain sensitive and proprietary information in the operation of our business, including trade secrets, employee data, and other confidential data. Cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based content collaboration services have been targeted in the past. These increasing threats are being driven by a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. These sources can also implement social engineering techniques to induce our partners, users, employees or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ data. Hackers that acquire user account information at other companies can attempt to use that information to compromise the accounts of personnel, or our users’ accounts if an account shares the same sensitive information such as passwords. In addition, because the Box service is configured by administrators and users to select their default settings, the third-party integrations they enable, and their privacy and permissions settings, this may lead to an administrator or user intentionally or inadvertently configuring settings to share their sensitive data. For example, a Box user can choose to share the content they store in Box with third-parties by creating a link that can be customized to be accessible by anyone with the link. While this feature is designed to be used for a variety of legitimate use cases in which a user wishes to share non-sensitive content with a broad or public audience, if a user were to intentionally or inadvertently configure a setting that allowed public access to their sensitive data, that data could be discovered and accessed by an unintended third party. As we increase our customer base and our brand becomes more widely known and recognized, and as our service is used in more heavily regulated industries where there may be a greater concentration of sensitive and protected data, such as healthcare, government, life sciences, and financial services, we may become more of a target for these malicious third parties.

If our security measures are or are believed to be inadequate or breached as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques, improper user configuration or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity or availability of our data or our customers’ data, we could incur significant liability to various parties, including our customers and to individuals or organizations whose information is being stored by our customers, and our business may suffer and our reputation or competitive position may be damaged. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. We also expect to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or other security-related incident. Additionally, our service providers may suffer, or be perceived to suffer, data security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

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

As a substantial portion of our sales efforts are increasingly focused on cloud content management use cases and are targeted at enterprise and highly-regulated customers, our sales cycles may become longer and more expensive, we may encounter greater pricing pressure and implementation and customization challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could harm our business and operating results.

As a substantial portion of our sales efforts are increasingly focused on cloud content management use cases and are targeted at enterprise and highly-regulated customers, we face greater costs, longer sales cycles and less predictability in the completion of some of our sales. In this market segment, the customer’s decision to use our services may be an enterprise-wide decision, in which case these types of sales require us to provide greater levels of customer education regarding the uses and benefits of our services, as well as education regarding security, privacy, and data protection laws and regulations, especially for those customers in more heavily regulated industries or those with significant international operations. In addition, larger enterprises may demand more customization, integration and support services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to these customers, which could increase our costs, lengthen our sales cycle and leave fewer sales support and professional services resources for other customers. Professional services may also be performed by a third party or a combination of our own staff and a third party. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality or interoperability of our services with their own IT environment, we could incur additional costs to address the situation, which could adversely affect our margins. Moreover, any customer dissatisfaction with our services could damage our ability to encourage broader adoption of our services by that customer. In addition, any negative publicity resulting from such situations, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission has enacted a General Data Protection Regulation (GDPR) that became effective in May 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance of up to the greater of 20 million euros or four percent of a company’s global revenue. The GDPR imposes new obligations on companies regarding the handling of personal data. If we are unable to develop and offer services that meet our legal duties or help our customers meet their obligations under the GDPR or other laws or regulations relating to privacy, data protection, or information security, we may experience reduced demand for our services and become subject to significant fines and penalties, all of which would harm our business. Although U.S. and EU authorities reached agreement in 2016, regarding a new means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, it is facing mounting legal challenges. It is unclear what effect these challenges to the EU-U.S. Privacy Shield will have and whether it or the related Swiss-EU Privacy Shield will continue to function as an appropriate means for us to legitimize personal data transfers from the EEA or Switzerland to the U.S. Additionally, in 2018, the State of California enacted the California Consumer Privacy Act, or CCPA, that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA was amended in September 2018 and additional amendments to the CCPA have been proposed. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. There also have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. In June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes by the planned exit date of October 2019. The UK Data Protection Act that substantially implements the GDPR became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

Our quarterly operating results, including the levels of our revenue, billings, gross margin, profitability, cash flow, deferred revenue, unrecognized revenue and remaining performance obligations, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

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

Only a small percentage of our customers that are organizations currently use our service as a way to organize all of their internal files. In particular, larger organizations and enterprises typically use our service to connect people and their most important information so that they are able to get work done more efficiently. However, over time, we may experience an increase in customers that look to Box as their complete cloud content management solution. The costs associated with leasing and maintaining our data centers already constitute a significant portion of our capital and operating expenses. We continuously evaluate our short- and long-term data center capacity requirements to ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs. If we overestimate the demand for our cloud content management services and therefore secure excess data center capacity, or if we are unable to meet our contractual minimum commitments, our operating margins could be reduced. If we underestimate our data center capacity requirements, we may not be able to service the expanding needs of new and existing customers and may be required to limit new customer acquisition, which would impair our revenue growth. Furthermore, regardless of our ability to appropriately manage our data center capacity requirements, an increase in the number of organizations, in particular large businesses and enterprises, that use our service as a larger component of their content storage requirements, could result in lower gross and operating margins or otherwise have an adverse impact on our financial condition and operating results.

We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.

Our future success depends upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, representing diverse backgrounds, experiences, and skill sets, including senior management, engineers, designers, product managers, sales representatives, and customer support representatives. Our ability to execute efficiently is dependent upon contributions from our employees, including our senior management team and, in particular, Aaron Levie, our co-founder, Chairman and Chief Executive Officer. In addition, occasionally, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute on our plans and strategies on a timely basis, our business could be harmed.

Our growth strategy also depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees, as well as a diverse and inclusive work environment that enables all of our employees to prosper. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of technical and professional talent, can be significantly affected by political forces and levels of economic activity. Our international expansion and our business in general may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not citizens of the country where the work is to be performed.

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

Because of the large amount of data that we collect and manage, it is possible that hardware failures, software errors, errors in our systems, or by third party service providers, user errors, or internet outages could result in data loss or corruption that our customers regard as significant. Furthermore, the availability or performance of our services could be adversely affected by a number of factors, including customers’ inability to access the internet, the failure of our network or software systems, security breaches or variability in customer traffic for our services. We have been required and, in the future, may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from some of these events. In addition to potential liability, if we experience interruptions in the availability of our services, our reputation could be adversely affected, which could result in the loss of customers. For example, our customers access our services through their internet service providers. If a service provider fails to provide sufficient capacity to support our services or otherwise experiences service outages, such failure could interrupt our customers’ access to our services, adversely affect their perception of our services’ reliability and consequently reduce our revenue.

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

As of January 31, 2019, we had U.S. federal net operating loss carryforwards of approximately $692.3 million, state net operating loss carryforwards of approximately $713.2 million, and foreign net operating loss carryforwards of approximately $268.0 million. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have in the past experienced an ownership change which has impacted our ability to fully realize the benefit of these net operating loss carryforwards. If we experience additional ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from May 1, 2018 through April 30, 2019, the closing price of our Class A common stock ranged from $15.76 per share to $29.01 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of August 10, 2017.
10.2*	Amendment No. 1 to the Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of July 31, 2018.
10.3*	Amendment No. 2 to the Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of March 15, 2019.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1☐	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Schema Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Labels Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

*

Certain portions of this exhibit have been omitted as we have determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to us if publicly disclosed.

☐

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

Date: June 6, 2019

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)