Form 10-Q
period 2019-07-31
BOX INC
filed 2019-09-06
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period fromto

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

As of August 30, 2019, the number of shares of the registrant’s Class A common stock outstanding was 147,780,283.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31,		January 31,
	2019	*	2019	**
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$201,489		$217,518
Accounts receivable, net of allowance of $3,721 and $2,728	117,903		175,130
Prepaid expenses and other current assets	20,268		14,223
Deferred commissions	24,581		21,683
Total current assets	364,241		428,554
Property and equipment, net	161,868		137,703
Operating lease right-of-use assets, net	211,917		—
Goodwill	18,740		18,740
Restricted cash	—		238
Deferred commissions, non-current	54,226		53,880
Other long-term assets	16,324		11,046
Total assets	$827,316		$650,161
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,831		$15,431
Accrued compensation and benefits	21,921		34,484
Accrued expenses and other current liabilities	28,189		31,378
Finance lease liabilities	36,241		28,317
Operating lease liabilities	37,784		—
Deferred revenue	315,057		353,590
Total current liabilities	458,023		463,200
Debt, non-current	40,000		40,000
Finance lease liabilities, non-current	62,254		44,597
Operating lease liabilities, non-current	222,264		—
Deferred revenue, non-current	15,777		21,451
Other long-term liabilities	6,732		49,508
Total liabilities	805,050		618,756
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of July 31 (unaudited) and January 31, 2019	—		—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 147,722 shares (unaudited) and 144,311 shares issued and outstanding as of July 31 and January 31, 2019, respectively	15		14
Additional paid-in capital	1,230,441		1,166,443
Treasury stock	(1,177)		(1,177)
Accumulated other comprehensive (loss) income	(53)		23
Accumulated deficit	(1,206,960)		(1,133,898)
Total stockholders’ equity	22,266		31,405
Total liabilities and stockholders’ equity	$827,316		$650,161

*	As reported and disclosed under ASC Topic 842
**	As reported and disclosed under ASC Topic 840

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2019	*	2018	**	2019	*	2018	**
Revenue	$172,549		$148,222		$335,523		$288,729
Cost of revenue	53,872		42,605		102,556		81,673
Gross profit	118,677		105,617		232,967		207,056
Operating expenses:
Research and development	49,693		41,830		95,937		80,078
Sales and marketing	80,405		76,984		159,225		153,982
General and administrative	24,856		24,022		49,463		46,075
Total operating expenses	154,954		142,836		304,625		280,135
Loss from operations	(36,277)		(37,219)		(71,658)		(73,079)
Interest expense, net	(335)		(91)		(403)		(161)
Other income (loss), net	693		(579)		(187)		(922)
Loss before provision for income taxes	(35,919)		(37,889)		(72,248)		(74,162)
Provision for income taxes	315		196		814		560
Net loss	$(36,234)		$(38,085)		$(73,062)		$(74,722)
Net loss per share, basic and diluted	$(0.25)		$(0.27)		$(0.50)		$(0.54)
Weighted-average shares used to compute net loss per share, basic and diluted	147,032		140,718		146,205		139,639

*	As reported and disclosed under ASC Topic 842
**	As reported and disclosed under ASC Topic 840

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2019	*	2018	**	2019	*	2018	**
Net loss	$(36,234)		$(38,085)		$(73,062)		$(74,722)
Changes in foreign currency translation adjustment***	(164)		(162)		(76)		(286)
Comprehensive loss	$(36,398)		$(38,247)		$(73,138)		$(75,008)

*	As reported and disclosed under ASC Topic 842
**	As reported and disclosed under ASC Topic 840
***	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Class A Common Stock*		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity**
Balance as of January 31, 2019	144,311	$14	$1,166,443	$(1,177)	$23	$(1,133,898)	$31,405
Issuance of common stock upon stock option exercises	152	—	1,213	—	—	—	1,213
Stock-based compensation related to stock awards	—	—	35,678	—	—	—	35,678
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	1,205	1	—	—	—	—	1
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(14,624)	—	—	—	(14,624)
Common stock issued under employee stock purchase plan	829	—	13,605	—	—	—	13,605
Other comprehensive income	—	—	—	—	88	—	88
Net loss	—	—	—	—	—	(36,828)	(36,828)
Balance as of April 30, 2019	146,497	15	1,202,315	(1,177)	111	(1,170,726)	30,538
Issuance of common stock upon stock option exercises	143	—	1,031	—	—	—	1,031
Stock-based compensation related to stock awards	—	—	38,035	—	—	—	38,035
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	1,082	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(10,940)	—	—	—	(10,940)
Other comprehensive loss	—	—	—	—	(164)	—	(164)
Net loss	—	—	—	—	—	(36,234)	(36,234)
Balance as of July 31, 2019	147,722	$15	$1,230,441	$(1,177)	$(53)	$(1,206,960)	$22,266

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

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONT.)

(In thousands)

(unaudited)

	Class A and Class B Common Stock*		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity**
Balance as of January 31, 2018	137,317	$13	$1,054,932	$(1,177)	$288	$(1,039,088)	$14,968
Issuance of common stock upon stock option exercises	631	—	4,369	—	—	—	4,369
Issuance of common stock in connection with charitable donations	12	—	243	—	—	—	243
Stock-based compensation related to stock awards	—	—	25,443	—	—	—	25,443
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	1,011	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(13,295)	—	—	—	(13,295)
Cumulative effect of ASC Topic 606 adoption	—	—	—	—	—	39,802	39,802
Common stock issued under employee stock purchase plan	1,004	—	11,846	—	—	—	11,846
Other comprehensive loss	—	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	—	(36,637)	(36,637)
Balance as of April 30, 2018	139,975	13	1,083,538	(1,177)	164	(1,035,923)	46,615
Issuance of common stock upon stock option exercises	815	—	8,462	—	—	—	8,462
Issuance of common stock in connection with fiscal year 2019 acquisitions	40	—	1,053	—	—	—	1,053
Stock-based compensation related to stock awards	—	—	29,252	—	—	—	29,252
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	776	1	—	—	—	—	1
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(12,009)	—	—	—	(12,009)
Other comprehensive loss	—	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	—	(38,085)	(38,085)
Balance as of July 31, 2018	141,606	$14	$1,110,296	$(1,177)	$2	$(1,074,008)	$35,127

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

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2019	*	2018	**	2019	*	2018	**
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,234)		$(38,085)		$(73,062)		$(74,722)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,439		11,849		26,064		23,244
Stock-based compensation expense	36,805		30,683		69,167		57,296
Amortization of deferred commissions	6,071		4,040		11,710		7,715
Others	25		26		(122)		5
Changes in operating assets and liabilities:
Accounts receivable, net	(24,248)		(23,754)		57,227		47,936
Deferred commissions	(8,878)		(8,588)		(14,954)		(13,304)
Prepaid expenses and other assets	(457)		267		(4,839)		(4,933)
Operating lease right-of-use assets, net	8,878		—		17,438		—
Accounts payable	6,472		(1,680)		3,285		(1,205)
Accrued expenses and other liabilities	2,516		9,407		(9,311)		(15,267)
Operating lease liabilities	(9,463)		—		(17,590)		—
Deferred revenue	389		14,568		(44,207)		(9,592)
Net cash (used in) provided by operating activities	(4,685)		(1,267)		20,806		17,173
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,552)		(3,326)		(3,166)		(7,366)
Capitalized internal-use software costs	(2,727)		—		(4,013)		—
Proceeds from sales of property and equipment	3		—		6		1
Acquisitions	—		(458)		—		(458)
Net cash used in investing activities	(4,276)		(3,784)		(7,173)		(7,823)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,045		9,469		2,244		12,831
Proceeds from issuances of common stock under employee stock purchase plan	—		—		13,605		11,846
Employee payroll taxes paid related to net share settlement of restricted stock units	(10,970)		(12,010)		(25,561)		(25,305)
Principal payments of finance lease liabilities	(9,991)		(5,752)		(19,145)		(12,902)
Acquisition related contingent consideration	(936)		—		(936)		—
Net cash used in financing activities	(20,852)		(8,293)		(29,793)		(13,530)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(134)		(158)		(107)		(282)
Net decrease in cash, cash equivalents, and restricted cash	(29,947)		(13,502)		(16,267)		(4,462)
Cash, cash equivalents, and restricted cash, beginning of period	231,436		217,466		217,756		208,426
Cash, cash equivalents, and restricted cash, end of period	$201,489		$203,964		$201,489		$203,964
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,358		$587		$2,510		$1,172
Cash paid for income taxes, net of tax refunds	307		131		1,751		992
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued equipment purchases	$1,051		$4,403		$1,413		$5,631
Increase in long-lived assets resulting from capitalizing asset retirement costs	11				2,717		—
Stock-based compensation capitalized in internal-use software costs	1,438		—		2,438		—
Increase in finance lease liabilities	23,006		8,465		44,420		18,521
Issuance of common stock in connection with acquisitions	—		1,053		—		1,053
Contingent consideration accruals in connection with acquisitions	—		936		—		936
Timing of settlement of stock options exercise	—		(1,007)		—		—
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH INFORMATION:
Cash and cash equivalents, beginning of period	$231,436		$217,116		$217,518		$208,076
Restricted cash, beginning of period	—		350		238		350
Cash, cash equivalents, and restricted cash, beginning of period	$231,436		$217,466		$217,756		$208,426
Cash and cash equivalents, end of period	$201,489		$203,726		$201,489		$203,726
Restricted cash, end of period	—		238		—		238
Cash, cash equivalents, and restricted cash, end of period	$201,489		$203,964		$201,489		$203,964

*	As reported and disclosed under ASC Topic 842
**	As reported and disclosed under ASC Topic 840

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2019 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders’ equity, and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2019 and 2018, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2019 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2019. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. Other than items discussed under Use of Estimates, Recently Adopted Accounting Pronouncements, and Summary of Significant Accounting Policies, there have been no other material changes to our critical accounting policies and estimates during the six months ended July 31, 2019 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of July 31, 2019, and our results of operations, including our comprehensive loss, our stockholders’ equity, and our cash flows for the three and six months ended July 31, 2019 and 2018. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2019 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2020.

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

We sell to a broad range of customers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of July 31, 2019, no single customer, including resellers, represented over 10% of total accounts receivable. As of January 31, 2019, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. One reseller, which is also a customer, represented 11% and 10% of our revenue for the three and six months ended July 31, 2019, respectively. One reseller, which is also a customer, represented 11% of our revenue for the three and six months ended July 31, 2018.

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

Geographic Locations

For the three and six months ended July 31, 2019, revenue attributable to customers in the United States was 75% and 76%, respectively. For the three and six months ended July 31, 2018, revenue attributable to customers in the United States was 76%. No country outside of the United States comprised 10% or greater of our revenue for any of the periods presented.

Substantially all of our net assets are located in the United States. As of July 31, 2019 and January 31, 2019, property and equipment located in the United States was approximately 92% and 91%, respectively.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Ongoing ASC Topic 842 Financial Statement Impact as of and for the three and six months ended July 31, 2019

Refer to “Note 4. Balance Sheet Components” and “Note 5. Leases” for the ongoing ASC Topic 842 impact on the condensed consolidated financial statements as of and for the three and six months ended July 31, 2019.

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

Summary of Significant Accounting Policies

Except for the accounting policy for leases detailed under Summary of Significant Accounting Policies, there have been no other material changes to our critical accounting policies during the six months ended July 31, 2019 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 31, 2019.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We recognize lease liabilities and right-of-use assets at lease commencement. We measure lease liabilities based on the present value of lease payments over the lease term discounted using the rate implicit in the lease when that rate is readily determinable or our incremental borrowing rate. We estimate our incremental borrowing rate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to our own and adjust our incremental borrowing rate to reflect the corresponding lease term. We do not include in the lease term options to extend or terminate the lease unless it is reasonably certain at commencement that we will exercise any such options. We account for the lease and non-lease components as a single lease component for all our leases.

We measure right-of-use assets based on the corresponding lease liabilities adjusted for (i) prepayments made to the lessor at or before the commencement date, (ii) initial direct costs we incur, and (iii) tenant incentives under the lease. We evaluate the recoverability of our right-of-use assets for possible impairment in accordance with our long-lived assets policy. We do not recognize right-of-use assets or lease liabilities for short-term leases, which have a lease term of twelve months or less, and recognize the associated lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term.

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

Note 2. Revenue

Contract Assets

Contract assets, which are presented within accounts receivable, were not material as of July 31, 2019 and January 31, 2019.

Deferred Revenue

Deferred revenue was $330.8 million and $375.0 million as of July 31, 2019 and January 31, 2019, respectively. During the three months ended July 31, 2019 and 2018, we recognized $139.5 million and $115.2 million of revenue that was included in the deferred revenue balance as of April 30, 2019 and 2018, respectively. During the six months ended July 31, 2019 and 2018, we recognized $241.7 million and $197.6 million that was included in the deferred revenue balance as of January 31, 2019 and February 1, 2018, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of July 31, 2019, $640.5 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on 67% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Disaggregation of Revenues

For the three and six months ended July 31, 2019, revenue attributable to customers in the United States was 75% and 76%, respectively. For the three and six months ended July 31, 2018, revenue attributable to customers in the United States was 76%. No country outside of the United States comprised 10% or greater of our revenue for any of the periods presented.

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

Financial assets subject to the fair value disclosure requirements were as follows (in thousands):

	July 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$60,090	$—	$—	$60,090
Certificates of deposit	—	10,000	—	10,000
Total cash equivalents	$60,090	$10,000	$—	$70,090

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Certificates of deposit	$—	$50,056	$—	$50,056
Restricted cash:
Certificates of deposit	$—	$238	$—	$238

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31,	January 31,
	2019	2019
Prepaid expenses	$15,325	$10,986
Other current assets	4,943	3,237
Total prepaid expenses and other current assets	$20,268	$14,223

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	July 31,	January 31,
	2019	2019
Servers and related equipment	$261,200	$215,626
Leasehold improvements	79,798	76,888
Computer hardware and software	22,116	20,614
Furniture and fixtures	14,005	13,661
Construction in progress	9,468	9,737
Total property and equipment	386,587	336,526
Less: accumulated depreciation	(224,719)	(198,823)
Total property and equipment, net	$161,868	$137,703

As of July 31, 2019, the gross carrying amount of property and equipment included $165.6 million of servers and related equipment and $8.2 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $72.6 million. As of January 31, 2019, the gross carrying amount of property and equipment included $120.0 million of servers and related equipment and $8.8 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $54.5 million.

Depreciation expense related to property and equipment was $13.3 million and $11.8 million for the three months ended July 31, 2019 and 2018, respectively, and $25.9 million and $23.2 million for the six months ended July 31, 2019 and 2018, respectively. Included in these amounts were depreciation expense for servers and related equipment acquired under finance leases in the amount of $9.5 million and $6.4 million for the three months ended July 31, 2019 and 2018, respectively, and $18.1 million and $12.3 million for the six months ended July 31, 2019 and 2018, respectively. Construction in progress primarily consists of servers and networking equipment and storage infrastructure being provisioned in our data center facilities. We did not capitalize any interest amounts to property and equipment for the periods presented.

Operating Lease Right-of-Use Assets, Net

Operating lease right-of-use assets, net consisted of the following (in thousands):

July 31,
2019
Operating lease right-of-use assets	$229,355
Less: accumulated amortization	(17,438)
Operating lease right-of-use assets, net	$211,917

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	July 31,	January 31,
	2019	2019
Deposits, non-current	$2,655	$2,674
Other assets, non-current	13,669	8,372
Other long-term assets	$16,324	$11,046

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Internal-Use Software Costs

	July 31,	January 31,
	2019	2019
Internal-use software costs, net (1)	$9,804	$3,514
Capitalized qualifying implementation costs incurred in a hosting arrangement that is a service contract, net (2)	1,657	1,663

(1)	Included in these amounts were $3.2 million and $0.8 million in net capitalized stock-based compensation expense as of the respective period.
(2)	Net capitalized stock-based compensation expense was not material for the periods presented.

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

We also entered into various finance lease arrangements to obtain servers and related equipment for our data center operations. These agreements are primarily for four years and certain of these arrangements have optional renewal or termination clauses. The leases are secured by the underlying leased servers and related equipment.

We sublease certain floors of our Redwood City, San Francisco, and London offices. These subleases have terms ranging from 31 to 55 months that will expire at various dates by fiscal year 2023.

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended	Six Months Ended
	July 31,	July 31,
	2019	2019
Finance lease cost:
Amortization of finance lease right-of-use assets	$9,487	$18,110
Interest on finance lease liabilities	990	1,675
Operating lease cost, gross	12,442	24,233
Variable lease cost, gross	2,833	5,701
Sublease income	(2,822)	(5,586)
Total lease cost (1)	$22,930	$44,133

(1)	Short-term lease cost for the three and six months ended July 31, 2019 was not material and is not included in the table above.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Six Months Ended
	July 31,	July 31,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$12,134	$23,492
Operating cash flows for finance leases	970	1,729
Financing cash flows for finance leases	9,991	19,145
Right-of-use assets obtained in exchange of lease obligations (1)
Operating leases	—	229,355
Finance leases	23,006	44,420

(1)	Includes the adoption impact of ASC Topic 842 on the opening balance sheet as of February 1, 2019 as disclosed in Note 1.

Supplemental information related to the remaining lease term and discount rate was as follows (in thousands):

July 31,
2019
Weighted-average remaining lease term (in years)
Operating leases	7.04
Finance leases	2.99

Weighted-average discount rate
Operating leases	5.40%
Finance leases	3.93%

As of July 31, 2019, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)	Finance Leases
Remainder of 2020	$25,364	$20,380
2021	51,006	36,871
2022	48,749	26,971
2023	39,072	18,135
2024	37,060	2,528
Thereafter	114,690	—
Total lease payments	$315,941	$104,885
Less: imputed interest	(55,893)	(6,390)
Present value of total lease liabilities	$260,048	$98,495

(1)

Non-cancellable sublease proceeds for the remainder of the fiscal year ending January 31, 2020 and the fiscal years ending January 31, 2021, 2022, and 2023 of $3.2 million, $7.4 million, $4.9 million, and $4.1 million, respectively, are not included in the table above.

As of July 31, 2019, we had an operating lease for one of our data centers that has not yet commenced with undiscounted future payments of $7.2 million. This operating lease will commence in the later part of fiscal year 2020 and has a lease term of 5 years and therefore, we did not reflect this on the condensed consolidated balance sheet as of July 31, 2019 and the tables above. We did not have any finance leases that have not yet commenced as of July 31, 2019.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. For the six months ended July 31, 2019, we recorded $2.8 million in other long-term liabilities related to the present value of our estimated asset retirement obligation for our headquarters facility. We did not have material asset retirement obligations as of January 31, 2019. The accretion expense, which was included in operating expenses in our condensed consolidated statements of operations, was not material for all periods presented.

Note 6. Commitments and Contingencies

Letters of Credit

As of July 31, 2019 and January 31, 2019, we had letters of credit in the aggregate amount of $26.2 million and $26.5 million, respectively, in connection with our operating leases, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 7.

Purchase Obligations

As of July 31, 2019, future payments under non-cancellable contractual purchases, which relate primarily to infrastructure services and IT software and support services costs, are as follows (in thousands):

Years ending January 31:
2020	$25,683
2021	10,777
2022	960
$37,420

Legal Matters

We are currently involved in, and may in the future be involved in, litigation and subject to claims that arise in the ordinary course of business, including matters we initiate to defend ourselves or our users by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2019. Additionally, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors, regardless of the outcome of such litigation.

On June 6, 2019, a purported securities class action was filed in the U.S. District Court for the Northern District of California naming Box and certain of its officers and directors as defendants. The complaint purports to bring suit on behalf of shareholders who purchased or otherwise acquired Box’s securities between November 28, 2018 and June 3, 2019. The complaint purports to allege that defendants made false and misleading statements about Box’s business and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified compensatory damages, fees, and costs. We believe the claims are without merit and intend to defend against the lawsuit vigorously. Because the litigation is in the early stages, we are unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

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

Note 7. Debt

Line of Credit

On November 27, 2017, we entered into a secured credit agreement with Wells Fargo Bank, National Association (as amended or otherwise modified from time to time, the “November 2017 Facility”) and in July 2019, we entered into Amendment No. 1 to the November 2017 Facility. Pursuant to the terms of the amendment, among other changes, (i) the maturity date of borrowings under the November 2017 Facility was extended from November 27, 2020 to July 12, 2022; (ii) the revolving commitments were increased from $85.0 million to $100.0 million; (iii) the sublimit for the issuance of letters of credit was increased from $30.0 million to $45.0 million; and (iv) the covenant in the November 2017 Facility that limits the amount of finance leases and debt that we can incur to finance the acquisition, construction or improvement of any equipment or capital assets was increased from $100.0 million to $200.0 million. The proceeds of the revolving loans may be used for general corporate purposes. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.  Interest on the revolving loans is payable quarterly in arrears with respect to loans based on the prime rate and at the end of an interest period in the case of loans based on the LIBOR rate (or at each three-month interval if the interest period is longer than three months).  Borrowings under the November 2017 Facility are collateralized by substantially all of our assets. The November 2017 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement.  Additionally, the November 2017 Facility contains customary affirmative and negative covenants, including covenants limiting our, and our subsidiaries’, ability to, among other things, grant liens, incur debt, pay dividends or distributions on the capital stock, effect certain mergers, make investments, dispose of assets and enter into transactions with affiliates, in each case subject to customary exceptions for a credit facility of the size and type of the November 2017 Facility. As of July 31, 2019, the outstanding borrowings under the credit facility were $40.0 million.

As of July 31, 2019, we were in compliance with all financial covenants.

In connection with the above credit facility, for the three and six months ended July 31, 2019 and 2018, interest expense, net of capitalized interest costs, was not material. During the same periods, we did not capitalize any interest amounts. Interest expense in connection with the above credit facilities includes interest charges for our line of credit, amortization of issuance costs, and unused commitment fees on our line of credit.

Note 8. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan (2006 Plan) or 2011 Equity Incentive Plan (2011 Plan) that are cancelled or repurchased subsequent to the 2015 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Generally, twenty-five percent of each grant of stock options and restricted stock units vest one year from the vesting commencement date and continue to vest (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter. As of July 31, 2019, 19,910,487 shares were reserved for future issuance under the 2015 Plan.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of July 31, 2019, 2,572,061 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2019	9,096,961	$9.01	4.97	$108,731
Options granted	577,082	19.89
Options exercised	(294,970)	7.61
Options forfeited/cancelled	(22,251)	14.32
Balance as of July 31, 2019	9,356,822	$9.71	4.80	$71,297
Vested and expected to vest as of July 31, 2019	9,279,136	$9.63	4.76	$71,296
Exercisable as of July 31, 2019	7,671,655	$7.55	3.91	$71,272

The aggregate intrinsic value of options vested and expected to vest and exercisable as of July 31, 2019 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the six months ended July 31, 2019 and 2018 was $3.4 million and $22.5 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the six months ended July 31, 2019 and 2018 was $1.9 million and $3.9 million, respectively. The weighted-average grant date fair value of options granted to employees during the six months ended July 31, 2019 and 2018 was $8.00 and $8.23 per share, respectively.

As of July 31, 2019, there was $8.2 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.69 years. Out of the total unrecognized stock-based compensation expense, as of July 31, 2019, $5.0 million related to outstanding performance-based stock options with market-based performance goals, which is expected to be recognized over a weighted-average period of 3.25 years.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options with Market-Based Performance Goals

To further align our stockholders’ interests with executive officers’ interests, the Compensation Committee of our board of directors approved and granted performance-based stock options with market-based performance goals under the 2015 Plan to certain executive officers, which are subject to both the achievement of the market-based performance goal established by the Compensation Committee and the continued employment of the participant. These performance-based stock options vest only to the extent that both the market-based performance goal and time-based condition are satisfied. The market-based performance goal will be satisfied if, before the four-year anniversary of the grant date, the closing price of our Class A common stock is maintained at or above a pre-determined share price for a period of 30 consecutive trading days. The time-based vesting condition will be satisfied over the following four-year schedule: Twenty-five percent of the option’s time-based vesting condition is satisfied one year from the vesting commencement date and the remaining 1/48th of the option’s time-based vesting condition is satisfied monthly thereafter, subject to continued employment through each such date. The total outstanding performance-based stock options granted was 1,375,000 as of July 31, 2019.

The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method. As of July 31, 2019, there was $5.0 million unrecognized stock-based compensation expense related to outstanding performance-based stock options with market-based performance goals, which is expected to be recognized over a weighted-average period of 3.25 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2019	18,098,707	$19.35
Granted	8,472,556	19.37
Vested, net of shares withheld for employee payroll taxes	(2,287,196)	20.01
Forfeited/cancelled	(1,943,990)	19.88
Unvested balance - July 31, 2019	22,340,077	$19.24

As of July 31, 2019, there was $319.0 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.82 years.

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

In the first quarter of fiscal year 2020, our Compensation Committee adopted and approved the performance criteria and targets for fiscal year 2020 under our omnibus Executive Plan (the “Fiscal 2020 Executive Bonus Plan”). The Fiscal 2020 Executive Bonus Plan provides opportunities for 100% equity incentive compensation payouts based on our actual achievement of pre-established corporate financial objectives, subject to review and a final approval by our Compensation Committee. During the six months ended July 31, 2019, we recognized stock-based compensation expense related to the Fiscal 2020 Executive Bonus Plan in the amount of $2.1 million. The unrecognized compensation expense related to the ungranted and unvested Fiscal 2020 Executive Bonus Plan is $3.1

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

million, based on the probable expected performance against the pre-established corporate financial objectives as of July 31, 2019, which is expected to be recognized over a weighted-average period of less than 1 year. The payouts of the Fiscal 2020 Executive Bonus Plan are expected to be made in the form of fully vested restricted stock units in the first quarter of fiscal year 2021. The number of restricted stock units each participant will receive is equal to the dollar value of his or her actual award payment divided by the average closing price of a share of our Class A common stock for the 30-trading day period ending the last trading date before the grant date.

2015 ESPP

As of July 31, 2019, there was $16.3 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods. During the first quarter of fiscal year 2020, the fair market value of our stock on the purchase date was lower than the fair market value of our stock on certain offering dates. As a result, certain offering periods reset and the new lower price became the new offering price for a new 24 month offering period. This reset resulted in a change in fair value and a corresponding incremental stock-based compensation expense initially totaling $7.2 million upon the reset, which is expected to be recognized over the term of the new offering period.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Cost of revenue	$4,360	$3,561	$7,971	$6,682
Research and development	15,250	11,477	28,225	21,625
Sales and marketing	9,994	9,932	19,394	17,993
General and administrative	7,201	5,713	13,577	10,996
Total stock-based compensation	$36,805	$30,683	$69,167	$57,296

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions.

	Three Months Ended						Six Months Ended
	July 31,						July 31,
	2019			2018			2019			2018
Employee Stock Options
Expected term (in years)	5.5	-	5.8	5.5	-	5.8	5.5	-	5.8	5.5	-	5.8
Risk-free interest rate			1.8%	2.2%	-	2.3%			1.8%	2.2%	-	2.3%
Volatility			45%			45%			45%			45%
Dividend yield			0%			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0
Risk-free interest rate	2.4%	-	2.5%	2.0%	-	2.3%	2.4%	-	2.5%	2.0%	-	2.3%
Volatility	46%	-	55%	37%	-	50%	46%	-	55%	37%	-	50%
Dividend yield			0%			0%			0%			0%

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,
	2019		2018
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(36,234)	$—	$(37,001)	$(1,084)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	147,032	—	136,712	4,006
Net loss per share—basic and diluted	$(0.25)	$—	$(0.27)	$(0.27)

	Six Months Ended July 31,
	2019		2018
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(73,062)	$—	$(70,718)	$(4,004)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	146,205	—	132,156	7,483
Net loss per share—basic and diluted	$(0.50)	$—	$(0.54)	$(0.54)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Options to purchase common stock	7,730	10,085	8,261	10,301
Restricted stock units	17,284	15,095	16,208	14,313
Employee stock purchase plan	2,901	2,173	2,409	1,841
	27,915	27,353	26,878	26,455

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

In addition, we continue to innovate by expanding our core services and our expanded offerings with a focus on workflow automation, intelligent content management, and advanced security. For example, we provide Box Relay, which allows our end users to easily build, manage and track their own workflows; Box Skills, which enables customers to leverage a variety of machine learning tools to accelerate their business processes and help extract meaning from unstructured content; Box Platform, which further enables customers and partners to build enterprise apps using the Box Platform; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; and Box Zones, which gives global customers the ability to store their data locally in certain regions. The increasing success of our add-on products allows our customers to realize the full set of Box capabilities of our cloud content management platform.

We continue to expand our international presence. We moved to our current European headquarters in London’s Tech City in 2017 and a new office in Tokyo in 2018, each of which provide room to grow while keeping us close to our customers.

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

We have achieved significant growth in a short period of time. As of July 31, 2019, we had 12.5 million registered users who were paying users who registered as part of a larger enterprise or business account or by using a paid personal account. We define a registered user as a Box account that has been provisioned a unique user identification number. As of July 31, 2019, we had over 95,000 paying organizations, and our solution was offered in 24 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

For the six months ended July 31, 2019 and 2018, our revenue was $335.5 million and $288.7 million, respectively, representing year-over-year growth of 16%, and our net losses were $73.1 million and $74.7 million, respectively. For the six months ended July 31, 2019 and 2018, revenue from non-U.S. customers represented 24% of our revenue for both respective periods. Box is headquartered in Redwood City, California and operates offices throughout the United States, Europe, and Asia.

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

	As of and for the Three Months Ended			As of and for the Six Months Ended
	July 31,			July 31,
	2019	2018		2019	2018
Remaining performance obligations (in millions)	$640.5	$587.2		$640.5	$587.2
Remaining performance obligations growth rate	9%	—	*	9%	—	*
Billings (in thousands)	172,938	162,828		291,319	279,562
Billings growth rate	6%	17%		4%	17%
Free cash flow (in thousands)	(18,955)	(10,345)		(5,518)	(3,095)
Retention rate (period end)	106%	108%		106%	108%

*

Box began disclosing remaining performance obligations upon the adoption of ASC Topic 606 on February 1, 2018. Year-over-year comparisons against prior periods before February 1, 2018 are not applicable.

Remaining Performance Obligations

Remaining performance obligations (“RPO”) represent, at a point in time, contracted revenue that has not yet been recognized. RPO consists of deferred revenue and backlog, offset by contract assets. Backlog is defined as non-cancellable contracts deemed certain to be invoiced and recognized as revenue in future periods. Future invoicing is determined to be certain when we have an executed non-cancellable contract and invoicing is not dependent on a future event such as the delivery of a specific new product or feature, or the achievement of contractual contingencies. While Box believes RPO is a leading indicator of revenue as it represents sales activity not yet recognized in revenue, it is not necessarily indicative of future revenue growth as it is influenced by several factors, including seasonality, contract renewal timing, average contract terms and foreign currency exchange rates. Box monitors RPO to manage the business and evaluate performance. Although we consider RPO to be a significant performance measure, we do not consider it to be a non-GAAP financial measure given that it is calculated in accordance with GAAP, specifically under ASC Topic 606.

RPO increased 9% in the six months ended July 31, 2019 over the six months ended July 31, 2018. The increase in RPO was primarily driven by the addition of new customers, expansion within existing customers as they broadened their deployment of our product offerings, and strong attach rates of add-on products.

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

Billings increased 4% in the six months ended July 31, 2019 over the six months ended July 31, 2018. The increase in billings was primarily driven by the addition of new customers, expansion within existing customers as they broadened their deployment of our product offerings, and strong attach rates of add-on products, offset by a non-recurring enhanced developer fee from one of our resellers billed in the prior period, the impact of an unusually high volume of customer driven multi-year prepayments in the prior period, and a large customer reducing its use cases in the current period.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
GAAP revenue	$172,549	$148,222	$335,523	$288,729
Deferred revenue, end of period	330,834	301,517	330,834	301,517
Less: deferred revenue, beginning of period	(330,445)	(286,949)	(375,041)	(311,109)	*
Contract assets, beginning of period	—	195	3	582
Less: contract assets, end of period	—	(157)	—	(157)
Billings	$172,938	$162,828	$291,319	$279,562

*	Balance as of February 1, 2018 upon the adoption of ASC Topic 606

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify adjusting items in our reconciliation of GAAP to non-GAAP financial measures. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to net cash (used in) provided by operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section of this report. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

Free cash flow for the six months ended July 31, 2019 and 2018 was negative $5.5 million and negative $3.1 million, respectively. The decrease in free cash flow was primarily driven by an increase in principal payments of finance lease liabilities of $6.2 million and an increase of capitalized internal-use software costs of $4.0 million associated with the development of additional significant features and functionality to our products, partially offset by a decrease in capital expenditures of $4.2 million and an increase of cash flows provided by operating activities of $3.6 million. The primary factors affecting the increase in cash flows provided by operating activities included an increase in non-cash charges of $18.6 million and an improvement of our net loss by $1.7 million, partially offset by changes in our operating assets and liabilities of $16.6 million. The decrease in capital expenditures was primarily due to the completion of our facilities buildouts in Austin, Tokyo, and London during fiscal year 2019. The increase in principal payments of finance lease liabilities was due to our continued investment in our data center operations.

Retention Rate

Retention rate is defined as the net percentage of Total Account Value (TAV) retained from existing customers, including expansion. We calculate our retention rate as of a period end by starting with the TAV from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period TAV) and a subscription term of at least 12 months. We then calculate TAV from these same customers as of the current period end (Current Period TAV). Finally, we divide the Current Period TAV by the Prior Period TAV to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the six months ended July 31, 2019. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 106% and 108% as of July 31, 2019 and 2018, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% of the Prior Period TAV. Our strong retention rates were primarily attributable to strong seat growth in existing customers and strong attach rates of add-on products. As our customers purchase add-on products, we tend to realize significantly higher average contract values and stronger retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, Customer Success, and Box Consulting have been a significant factor in our strong customer retention results. Our retention rate is higher in customers who have purchased at least one add-on product. As we penetrate customer accounts, we expect our retention rate to remain above 100% for the foreseeable future.

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

Cost of Revenue

Our cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, payments to outside technology service providers, depreciation of servers and equipment, security services and other tools, as well as amortization expense associated with acquired technology and capitalized internal-use software. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below. As part of our hybrid cloud infrastructure strategy, we are in the process of migrating our primary data centers by the middle of fiscal year 2021 to significantly lower cost regions in order to continue to optimize infrastructure efficiency and to support the growth in our paying customers. During the migration, we will be incurring increased overall costs as we pay for multiple data centers and, therefore, we expect our cost of revenue as a percentage of revenue to remain relatively stable in the near future. Upon the completion of this migration, we expect our cost of revenue to increase in dollars but trend downwards as a percentage of revenue as we continue to drive efficiencies in our infrastructure to support the growth of our business, our customer base, as well as our international expansion.

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

Sales and Marketing. Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel-related expenses, as well as allocated overhead. Marketing programs include but are not limited to advertising, events, corporate communications, brand building, and product marketing. Sales and marketing expense also consists of data center and customer support costs related to providing our cloud-based services to our free users. We market and sell our cloud content management services worldwide through our direct sales organization and through indirect distribution channels such as strategic resellers. We expect our sales and marketing expense to continue to increase in dollars but decrease as a percentage of revenue over time as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, and as we improve sales productivity from our solution selling strategy and simplifying our product offerings while optimizing the size of our sales and marketing organization to capture strong demand globally and expand our international presence.

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

Interest Expense, Net

Interest expense, net consists of interest expense and interest income. Interest expense consists primarily of interest charges for our line of credit, interest expense related to finance leases, unused commitment fees on our line of credit, the amortization of capitalized debt issuance costs, and fees on our letters of credit. Interest income consists primarily of interest earned on our cash and cash equivalents. We have historically invested our cash and cash equivalents in overnight deposits, certificates of deposit, money market funds, and short term, investment-grade corporate debt, marketable securities and asset backed securities.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenue	$172,549	$148,222	$335,523	$288,729
Cost of revenue (2)	53,872	42,605	102,556	81,673
Gross profit	118,677	105,617	232,967	207,056
Operating expenses:
Research and development (2)	49,693	41,830	95,937	80,078
Sales and marketing (1)(2)	80,405	76,984	159,225	153,982
General and administrative (1)(2)	24,856	24,022	49,463	46,075
Total operating expenses	154,954	142,836	304,625	280,135
Loss from operations	(36,277)	(37,219)	(71,658)	(73,079)
Interest expense, net	(335)	(91)	(403)	(161)
Other income (loss), net	693	(579)	(187)	(922)
Loss before provision for income taxes	(35,919)	(37,889)	(72,248)	(74,162)
Provision for income taxes	315	196	814	560
Net loss	$(36,234)	$(38,085)	$(73,062)	$(74,722)
Net loss per share, basic and diluted	$(0.25)	$(0.27)	$(0.50)	$(0.54)
Weighted-average shares used to compute net loss per share, basic and diluted	147,032	140,718	146,205	139,639

(1)	Intangible assets amortization was not material for the periods presented.
(2)	Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cost of revenue	$4,360	$3,561	$7,971	$6,682
Research and development	15,250	11,477	28,225	21,625
Sales and marketing	9,994	9,932	19,394	17,993
General and administrative	7,201	5,713	13,577	10,996
Total stock-based compensation	$36,805	$30,683	$69,167	$57,296

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Cost of revenue (2)	31	29	31	28
Gross profit	69	71	69	72
Operating expenses:
Research and development (2)	29	28	29	28
Sales and marketing (1)(2)	47	52	47	53
General and administrative (1)(2)	14	16	15	16
Total operating expenses	90	96	91	97
Loss from operations	(21)	(25)	(22)	(25)
Interest expense, net	—	—	—	—
Other income (loss), net	—	(1)	—	(1)
Loss before provision for income taxes	(21)	(26)	(22)	(26)
Provision for income taxes	—	—	—	—
Net loss	(21)%	(26)%	(22)%	(26)%

(1)	Intangible assets amortization was not material for the periods presented.
(2)	Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
Cost of revenue	2%	2%	2%	2%
Research and development	9	8	9	8
Sales and marketing	6	7	6	6
General and administrative	4	4	4	4
Total stock-based compensation	21%	21%	21%	20%

Comparison of the Three Months Ended July 31, 2019 and 2018

Revenue

	Three Months Ended
	July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenue	$172,549	$148,222	$24,327	16%

  The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 10% from July 31, 2018 to July 31, 2019, and strong attach rates of add-on products, which strengthened our price per seat. Also, in this period, we experienced strong renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 106% as of July 31, 2019.

Cost of Revenue

	Three Months Ended
	July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$53,872	$42,605	$11,267	26%
Percentage of revenue	31%	29%

  The increase in absolute dollars was primarily due to an increase of $3.8 million in rent primarily related to the expansion of data centers and our temporary occupancy of redundant colocation facilities as we are migrating our data center footprint to lower cost regions, a net increase of $1.9 million in depreciation primarily related to additional data center equipment, and an increase of $1.2 million in data center and hosted data service costs. In addition, there was an increase of $1.2 million in employee and related costs primarily driven by an increase in headcount and an increase of $0.8 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. Cost of revenue as a percentage of revenue increased two points year-over-year. As part of our hybrid cloud infrastructure strategy, we are in the process of migrating our primary data centers by the middle of fiscal year 2021 to significantly lower cost regions in order to continue to optimize infrastructure efficiency and to support the growth in our paying customers. During the migration, we will be incurring increased overall costs as we pay for multiple data centers and, therefore, we expect our cost of revenue as a percentage of revenue to increase slightly in the fiscal year ending January 31, 2020.

Research and Development

	Three Months Ended
	July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Research and development	$49,693	$41,830	$7,863	19%
Percentage of revenue	29%	28%

  The increase in absolute dollars was primarily due to an increase of $5.2 million in stock-based compensation expense primarily driven by equity grants to existing and new employees and an increase of $4.8 million in employee and related costs primarily driven by an increase in headcount. In addition, there was an increase of $1.3 million in allocated costs attributable mainly to increased facilities and IT software and support services costs. The increase in research and development expenses was partially offset by a $4.0 million increase in capitalized internal-use software costs associated with the development of additional significant features and functionality to our products during the same period. Research and development expenses as a percentage of revenue increased one point year-over-year. We continue to invest in enhancements of our product and services, develop new products, and further differentiate our offerings. We expect our research and development expenses to increase in dollars but remain relatively stable as a percentage of revenue over time, even as we continue to make significant enhancements to our cloud content management product offerings and services, including expanding our advanced security, intelligence, and workflow automation capabilities.

Sales and Marketing

	Three Months Ended
	July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$80,405	$76,984	$3,421	4%
Percentage of revenue	47%	52%

  The increase in absolute dollars was primarily due to an increase of $1.5 million in commission costs primarily driven by increased sales. In addition, there was an increase of $1.1 million in employee and related costs primarily driven by an increase in headcount. Sales and marketing expenses as a percentage of revenue decreased five points year-over-year due to our focus on driving greater efficiency from our solution selling strategy and simplifying our product offerings.

Our sales and marketing expenses are generally higher for acquiring new customers than for expansions or renewals of existing customer subscriptions. We expect to continue to invest to capture our large market opportunity globally and capitalize on our competitive position with continued focus on our long-term margin objectives. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments and as we continue to focus on improving sales productivity from our solution selling strategy and simplifying our product offerings, we expect that sales and marketing expenses will continue to decrease as a percentage of revenue.

General and Administrative

	Three Months Ended
	July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
General and administrative	$24,856	$24,022	$834	3%
Percentage of revenue	14%	16%

  The increase in absolute dollars was primarily due to an increase of $1.5 million in stock-based compensation expense primarily driven by equity grants to existing and new employees and an increase of $1.3 million in employee and related costs primarily driven by an increase in headcount. Despite an increase in absolute dollars, general and administrative expense as a percentage of revenue decreased two points year-over-year as we continued to benefit from greater operational efficiency and scale. We expect our general and administrative expense to increase in dollars but to decrease as a percentage of revenue over time as we benefit from even greater operational efficiency.

Interest Expense, Net and Other Income (Loss), Net

	Three Months Ended
	July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(335)	$(91)	$(244)	*
Other income (loss), net	693	$(579)	1,272	*

*	Percentage change not meaningful.

The increase in interest expense, net is primarily due to an increase in interest expense related to finance leases provisioned for our data center facilities, partially offset by an increase in interest income from our certificates of deposit and money market funds.

The increase in other income, net was primarily due to foreign currency gains and losses.

Comparison of the Six Months Ended July 31, 2019 and 2018

Revenue

	Six Months Ended
	July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenue	$335,523	$288,729	$46,794	16%

    The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 10% from July 31, 2018 to July 31, 2019, and strong attach rates of add-on products, which strengthened our price per seat. Also, in this period, we experienced strong renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 106% as of July 31, 2019.

Cost of Revenue

	Six Months Ended
	July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$102,556	$81,673	$20,883	26%
Percentage of revenue	31%	28%

    The increase in absolute dollars was primarily due to an increase of $6.6 million in rent primarily related to the expansion of data centers and our temporary occupancy of redundant colocation facilities as we are migrating our data center footprint to lower cost regions, a net increase of $3.5 million in depreciation primarily related to additional data center equipment, and an increase of $2.0 million in data center and hosted data service costs. In addition, there was an increase of $2.9 million in employee and related costs primarily driven by an increase in headcount, an increase of $1.4 million related to outside agency costs and contractor costs, and an increase of $1.3 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. Cost of revenue as a percentage of revenue increased three points year-over-year. As part of our hybrid cloud infrastructure strategy, we are in the process of migrating our primary data centers by the middle of fiscal year 2021 to significantly lower cost regions in order to continue to optimize infrastructure efficiency and to support the growth in our paying customers. During the migration, we will be incurring increased overall costs as we pay for multiple data centers and, therefore, we expect our cost of revenue as a percentage of revenue to increase slightly in the fiscal year ending January 31, 2020.

Research and Development

	Six Months Ended
	July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Research and development	$95,937	$80,078	$15,859	20%
Percentage of revenue	29%	28%

    The increase in absolute dollars was primarily due to an increase of $10.2 million in employee and related costs primarily driven by an increase in headcount and an increase of $9.1 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. In addition, there was an increase of $2.6 million in allocated costs attributable mainly to increased facilities and IT software and support services costs. The increase in research and development expenses was partially offset by a $6.3 million increase in capitalized internal-use software costs associated with the development of additional significant features and functionality to our products during the same period. Research and development expenses as a percentage of revenue increased one point year-over-year. We continue to invest in enhancements of our product and services, develop new products, and further differentiate our offerings. We expect our research and development expenses to increase in dollars but remain relatively stable as a percentage of revenue over time, even as we continue to make significant enhancements to our cloud content management product offerings and services, including expanding our advanced security, intelligence, and workflow automation capabilities.

Sales and Marketing

	Six Months Ended
	July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$159,225	$153,982	$5,243	3%
Percentage of revenue	47%	53%

    The increase in absolute dollars was primarily due to an increase of $2.8 million in commission costs primarily driven by increased sales, an increase of $2.5 million in employee and related costs primarily driven by an increase in headcount, and an increase of $1.4 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. The increase in sales and marketing expenses was partially offset by a $1.6 million decrease in marketing expenses primarily due timing of expenditures for media and marketing events. Sales and marketing expenses as a percentage of revenue decreased six points year-over-year due to our focus on driving greater efficiency from our solution selling strategy and simplifying our product offerings and a decrease in cost to support our free users.

Our sales and marketing expenses are generally higher for acquiring new customers than for expansions or renewals of existing customer subscriptions. We expect to continue to invest to capture our large market opportunity globally and capitalize on our competitive position with continued focus on our long-term margin objectives. Over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments and as we continue to focus on improving sales productivity from our solution selling strategy and simplifying our product offerings, we expect that sales and marketing expenses will continue to decrease as a percentage of revenue.

General and Administrative

	Six Months Ended
	July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
General and administrative	$49,463	$46,075	$3,388	7%
Percentage of revenue	15%	16%

    The increase in absolute dollars was primarily due to an increase of $4.3 million in employee and related costs primarily driven by an increase in headcount and an increase of $2.6 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. The increase in general and administrative expenses was partially offset by a $0.7 million decrease in outside agency and contractor costs. Despite an increase in absolute dollars, general and administrative expense as a percentage of revenue decreased one point year-over-year as we continued to benefit from greater operational efficiency and scale. We expect our general and administrative expense to increase in dollars but to decrease as a percentage of revenue over time as we benefit from even greater operational efficiency.

Interest Expense, Net and Other Loss, Net

	Six Months Ended
	July 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(403)	$(161)	$(242)	*
Other loss, net	(187)	(922)	735	*

*	Percentage change not meaningful.

The increase in interest expense, net is primarily due to an increase in interest expense related to finance leases provisioned for our data center facilities, partially offset by an increase in interest income from our certificates of deposit and money market funds.

The decrease in other loss, net was primarily due to foreign currency gains and losses.

Liquidity and Capital Resources

	Six Months Ended
	July 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$20,806	$17,173
Net cash used in investing activities	(7,173)	(7,823)
Net cash used in financing activities	(29,793)	(13,530)

As of July 31, 2019, we had cash and cash equivalents of $201.5 million; we did not have any restricted cash. Our cash and cash equivalents are comprised primarily of overnight cash deposits, certificates of deposit, and money market funds. Since our inception, we have financed our operations primarily through equity, cash generated from sales and, to a lesser extent, debt financing. We believe our existing cash and cash equivalents, together with our finance leases and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, data center expansions, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

On November 27, 2017, we entered into a secured credit agreement with Wells Fargo Bank, National Association (as amended or otherwise modified from time to time, the “November 2017 Facility”) and on July 12, 2019, we entered into Amendment No.1 to the November 2017 Facility. Pursuant to the terms of the amendment, among other changes, (i) the maturity date of borrowings under the November 2017 Facility was extended from November 27, 2020 to July 12, 2022; (ii) the revolving commitments were increased from $85.0 million to $100.0 million; (iii) the sublimit for the issuance of letters of credit was increased from $30.0 million to $45.0 million; and (iv) the covenant in the November 2017 Facility that limits the amount of finance leases and debt that we can incur to finance the acquisition, construction or improvement of any equipment or capital assets was increased from $100.0 million to $200.0 million. The proceeds of the revolving loans may be used for general corporate purposes. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.  Interest on the revolving loans is payable quarterly in arrears with respect to loans based on the prime rate and at the end of an interest period in the case of loans based on the LIBOR rate (or at each three-month interval if the interest period is longer than three months).  Borrowings under the November 2017 Facility are collateralized by substantially all of our assets. The November 2017 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement.  Additionally, the November 2017 Facility contains customary affirmative and negative covenants, including covenants limiting our, and our subsidiaries’, ability to, among other things, grant liens, incur debt, pay dividends or distributions on the capital stock, effect certain mergers, make investments, dispose of assets and enter into transactions with affiliates, in each case subject to customary exceptions for a credit facility of the size and type of the November 2017 Facility.

Operating Activities

For the six months ended July 31, 2019, cash provided by operating activities was $20.8 million. The primary factors affecting our operating cash flows during this period were our net loss of $73.1 million, offset by non-cash charges of $69.2 million for stock-based compensation, $26.1 million for depreciation and amortization of our property and equipment, $11.7 million for amortization of deferred commissions, and net cash outflows of $13.0 million provided by changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $57.2 million decrease in accounts receivable that was primarily due to the seasonality of our billings and relative timing of our cash collections, a $44.2 million decrease in deferred revenue that was primarily due to seasonality in our sales cycle which is concentrated in the back half of our fiscal year, predominantly in the last quarter, a $17.6 million decrease in operating lease liabilities, a $17.4 million decrease in operating lease right-of-use assets, net, a $15.0 million increase in deferred commissions primarily due to new and expanded deployments with paying customers during this period, and a $9.3 million decrease in accrued expenses and other liabilities primarily attributable to timing of compensation and benefits payments and timing of invoice payments.

Investing Activities

Cash used in investing activities of $7.2 million for the six months ended July 31, 2019 was primarily due to fixed asset purchases to support our increased headcount. In addition, included in cash used in investing activities was $4.0 million of capitalized internal-use software costs associated with the development of additional significant features and functionality to our products.

Financing Activities

Cash used in financing activities of $29.8 million for the six months ended July 31, 2019 was primarily due to $25.6 million of employee payroll taxes paid related to net share settlement of restricted stock units reflecting the amount of equity grants vested and the valuation of our share price, $19.1 million of principal payments of finance lease liabilities, and $0.9 million of contingent consideration payments in connection with business combinations in fiscal year 2019, partially offset by $13.6 million of proceeds from issuances of common stock under the 2015 ESPP and $2.2 million of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of July 31, 2019:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt (1)	$44,782	$1,619	$43,163	$—	$—
Operating lease liabilities, net of sublease income amounts (2)	315,941	50,639	94,209	70,972	100,121
Finance leases (3)	104,885	39,532	55,212	10,141	—
Purchase obligations (4)	37,420	35,013	2,407	—	—
Total	$503,028	$126,803	$194,991	$81,113	$100,121

(1)	Includes interest and unused commitment fees on our line of credit under the November 2017 Facility.
(2)

Includes operating lease liabilities for certain of our offices and data centers. As of July 31, 2019, we expected to receive sublease income of $19.6 million over the next four years from tenants in certain of our leased facilities. The amounts set forth in the table above does not include any sublease income amounts nor does it include payments for short-term leases or variable lease payments.

(3)	Includes obligations related to our servers and related equipment for our data center operations.
(4)	Purchase obligations relate primarily to infrastructure services and IT software and support services costs.

Off-Balance Sheet Arrangements

Through July 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for items discussed under Use of Estimates, Recently Adopted Accounting Pronouncements, and Summary of Significant Accounting Policies under Part I, Item 1. Financial Statements—Note 1, there have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2019 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2019.

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

Non-GAAP net income (loss) and net income (loss) per share

We define non-GAAP net income (loss) as net loss excluding expenses related to stock-based compensation, intangible assets amortization and as applicable, other special items. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP net income (loss). These items include expenses related to certain litigation because they are considered by management to be special items outside our core operating results. We define non-GAAP net income (loss) per share as non-GAAP net income (loss) divided by the weighted-average outstanding shares. Similarly, the same adjusting items specified in our reconciliation of GAAP to non-GAAP net income (loss) are also excluded from the calculation of non-GAAP net income (loss) per share.

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to net cash (used in) provided by operating activities, its nearest GAAP equivalent, is presented below. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

Our reconciliation of the non-GAAP financial measures for the three and six months ended July 31, 2019 and 2018 are as follows (in thousands, except per share data and percentages):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2019	2018	2019	2018
GAAP operating loss	$(36,277)	$(37,219)	$(71,658)	$(73,079)
Stock-based compensation	36,805	30,683	69,167	57,296
Intangible assets amortization	—	10	—	24
Non-GAAP operating income (loss)	$528	$(6,526)	$(2,491)	$(15,759)

GAAP operating margin	(21)%	(25)%	(22)%	(25)%
Stock-based compensation	21	21	21	20
Intangible assets amortization	—	—	—	—
Non-GAAP operating margin	—%	(4)%	(1)%	(5)%

GAAP net loss	$(36,234)	$(38,085)	$(73,062)	$(74,722)
Stock-based compensation	36,805	30,683	69,167	57,296
Intangible assets amortization	—	10	—	24
Non-GAAP net income (loss)	$571	$(7,392)	$(3,895)	$(17,402)

GAAP net loss per share, basic and diluted	$(0.25)	$(0.27)	$(0.50)	$(0.54)
Stock-based compensation	0.25	0.22	0.47	0.42
Intangible assets amortization	—	—	—	—
Non-GAAP net income (loss) per share, basic	$0.00	$(0.05)	$(0.03)	$(0.12)
Non-GAAP net income (loss) per share, diluted	$0.00	$(0.05)	$(0.03)	$(0.12)
Weighted-average shares used to compute GAAP net loss per share, basic and diluted	147,032	140,718	146,205	139,639
Weighted-average shares used to compute Non-GAAP net income (loss) per share
Basic	147,032	140,718	146,205	139,639
Diluted	153,191	140,718	146,205	139,639

Net cash (used in) provided by operating activities	$(4,685)	$(1,267)	$20,806	$17,173
Purchases of property and equipment	(1,552)	(3,326)	(3,166)	(7,366)
Principal payments of finance lease liabilities	(9,991)	(5,752)	(19,145)	(12,902)
Capitalized internal-use software costs	(2,727)	—	(4,013)	—
Free cash flow	$(18,955)	$(10,345)	$(5,518)	$(3,095)
Net cash used in investing activities	$(4,276)	$(3,784)	$(7,173)	$(7,823)
Net cash used in financing activities	$(20,852)	$(8,293)	$(29,793)	$(13,530)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents of $201.5 million as of July 31, 2019; we did not have any restricted cash. Our cash and cash equivalents primarily consist of overnight deposits, certificates of deposit, and money market funds. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of July 31, 2019, we had total debt outstanding with a carrying amount of $40.0 million which approximates fair value. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%. A hypothetical 10% increase or decrease in interest rates as of July 31, 2019 under the November 2017 Facility would not have a material impact on the fair value of our outstanding debt.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 17 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. 11 of the 17 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Our international subsidiaries maintain certain asset and liability balances that are denominated in foreign currencies. Additionally, fluctuations in foreign currency exchange rates can result in fluctuations in our total assets, liabilities, and cash flows and may cause us to recognize transaction gains and losses in our statement of operations impacting our revenue and operating expenses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. There were no material foreign exchange gains or losses for any of the periods presented.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2019.

On June 6, 2019, a purported securities class action was filed in the U.S. District Court for the Northern District of California naming Box and certain of its officers and directors as defendants. The complaint purports to bring suit on behalf of shareholders who purchased or otherwise acquired Box’s securities between November 28, 2018 and June 3, 2019.  The complaint purports to allege that defendants made false and misleading statements about Box’s business and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified compensatory damages, fees, and costs. We believe the claims are without merit and intend to defend against the lawsuit vigorously.  Because the litigation is in the early stages, we are unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $134.6 million, $155.0 million and $151.8 million in our fiscal years ended January 31, 2019, 2018 and 2017, respectively, and $73.1 million in the six months ended July 31, 2019. As of July 31, 2019, we had an accumulated deficit of $1.2 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our product development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for cloud content management services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater brand recognition, substantially longer operating histories, larger marketing budgets and significantly greater resources than we do. Our primary competitors in the cloud content management market include, but are not limited to, Microsoft and Open Text (Documentum). In the enterprise file sync and share market, our primary competitors include, but are not limited to, Microsoft, Google and, to a lesser extent, Dropbox. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price or for free, which has resulted in pricing pressures on our business. If we are unable to achieve our target pricing levels, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

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

If the market for cloud-based enterprise services declines or develops more slowly than we expect, our business could be adversely affected.

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

We have experienced rapid growth in our operations, employee headcount, and the size of our customer base. You should not consider our recent growth as indicative of our future performance. However, we anticipate that we will continue to expand our operations and employee headcount in the near term, including internationally. This growth has placed, and future growth will place, a significant strain on our management, administrative, operational and financial infrastructure. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our business performance and operating results.

Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our services. Any decline in our customer renewals or failure to convince our customers to broaden their use of our services would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. Our customers have no obligation to renew their subscriptions upon expiration, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. Although our retention rate remains high, it has decreased over time, and may continue to decrease in the future, as some of our customers elect not to renew their subscriptions with us or to decrease the scope of their deployments. For example, our retention rate was approximately 106% as of July 31, 2019, compared to 108% as of July 31, 2018.

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

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or offer new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we provide Box Platform, which allows our customers to leverage Box’s powerful content services within their own custom applications, Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box, Box Zones, which gives global customers the ability to store their data locally in certain regions, Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information, and Box Skills, which enables customers to leverage a variety of machine learning tools to accelerate their business processes and help extract meaning from customers unstructured content. Earlier this year, we launched the all new Box Relay, which provides our customers with powerful workflow automation tools to improve business processes. Later this year, we plan to launch Box Shield, a set of new content security controls and intelligent threat detection capabilities that enables enterprises to secure and protect their most valuable intellectual property and help prevent accidental data leakage, detect potential access misuse and proactively identify potential security threats. The success of any new products and services, enhancements, or modifications to existing products and services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, integrations, products or services. Failure in this regard may significantly impair our revenue growth and our future financial results. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

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

Our future success depends upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, representing diverse backgrounds, experiences, and skill sets, including senior management, engineers, designers, product managers, sales representatives, and customer support representatives. Our ability to execute efficiently is dependent upon contributions from our employees, including our senior management team and, in particular, Aaron Levie, our co-founder, Chairman and Chief Executive Officer. In addition, occasionally, there may be changes in our senior management team that may be disruptive to our business. For example, we recently announced the appointment of Mark Wayland as our Chief Revenue Officer. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute on our plans and strategies on a timely basis, our business could be harmed.

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

Our core services and our expanded offerings such as Box KeySafe, Box Governance, Box Zones, Box Platform, and Box Relay are becoming increasingly mission-critical to our customers’ internal and external business operations, as well as their ability to comply with legal requirements, regulations, and standards such as GxP, FINRA, HIPAA, and FedRAMP. These services and offerings are inherently complex and may contain material defects or errors. Any defects either in functionality or that cause interruptions in the availability of our services, as well as user error, could result in:

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

•	laws and business practices favoring local competitors, including economic tariffs;

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

•	authorizing a classified board of directors whose members serve staggered three-year terms;
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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from August 1, 2018 through July 31, 2019, the closing price of our Class A common stock ranged from $15.76 per share to $26.63 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. We are currently subject to securities litigation, which is described in Part II, Item 1. Legal Proceedings. This or any future securities litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Amendment No.1 to Credit Agreement, dated as of July 12, 2019, by and between Box, Inc. and Wells Fargo Bank, National Association	8-K	001-36805	10.1	July 15, 2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1☐	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.
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

Date: September 6, 2019

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)