Form 10-Q
period 2019-10-31
BOX INC
filed 2019-12-06
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

As of November 29, 2019, the number of shares of the registrant’s Class A common stock outstanding was 149,626,825.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 31,		January 31,
	2019	*	2019	**
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$200,890		$217,518
Accounts receivable, net of allowance of $4,141 and $2,728	108,393		175,130
Prepaid expenses and other current assets	18,559		14,223
Deferred commissions	27,249		21,683
Total current assets	355,091		428,554
Property and equipment, net	189,865		137,703
Operating lease right-of-use assets, net	203,926		—
Goodwill	18,740		18,740
Restricted cash	—		238
Deferred commissions, non-current	56,525		53,880
Other long-term assets	19,771		11,046
Total assets	$843,918		$650,161
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,543		$15,431
Accrued compensation and benefits	18,718		34,484
Accrued expenses and other current liabilities	31,229		31,378
Finance lease liabilities	49,306		28,317
Operating lease liabilities	40,335		—
Deferred revenue	312,375		353,590
Total current liabilities	467,506		463,200
Debt, non-current	40,000		40,000
Finance lease liabilities, non-current	82,637		44,597
Operating lease liabilities, non-current	213,369		—
Deferred revenue, non-current	13,272		21,451
Other long-term liabilities	6,359		49,508
Total liabilities	823,143		618,756
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of October 31 (unaudited) and January 31, 2019	—		—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 149,478 shares (unaudited) and 144,311 shares issued and outstanding as of October 31 and January 31, 2019, respectively	15		14
Additional paid-in capital	1,269,904		1,166,443
Treasury stock	(1,177)		(1,177)
Accumulated other comprehensive (loss) income	(111)		23
Accumulated deficit	(1,247,856)		(1,133,898)
Total stockholders’ equity	20,775		31,405
Total liabilities and stockholders’ equity	$843,918		$650,161

*	As reported and disclosed under ASC Topic 842
**	As reported and disclosed under ASC Topic 840

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2019	*	2018	**	2019	*	2018	**
Revenue	$177,156		$155,944		$512,679		$444,673
Cost of revenue	56,302		44,724		158,858		126,397
Gross profit	120,854		111,220		353,821		318,276
Operating expenses:
Research and development	50,652		42,310		146,589		122,388
Sales and marketing	82,939		84,490		242,164		238,472
General and administrative	26,496		23,884		75,959		69,959
Total operating expenses	160,087		150,684		464,712		430,819
Loss from operations	(39,233)		(39,464)		(110,891)		(112,543)
Interest expense, net	(738)		(47)		(1,141)		(208)
Other loss, net	(653)		(321)		(840)		(1,243)
Loss before provision for income taxes	(40,624)		(39,832)		(112,872)		(113,994)
Provision for income taxes	272		364		1,086		924
Net loss	$(40,896)		$(40,196)		$(113,958)		$(114,918)
Net loss per share, basic and diluted	$(0.28)		$(0.28)		$(0.78)		$(0.82)
Weighted-average shares used to compute net loss per share, basic and diluted	148,555		142,366		146,997		140,559

*	As reported and disclosed under ASC Topic 842
**	As reported and disclosed under ASC Topic 840

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2019	*	2018	**	2019	*	2018	**
Net loss	$(40,896)		$(40,196)		$(113,958)		$(114,918)
Other comprehensive loss***:
Changes in foreign currency translation adjustment	(7)		(89)		(83)		(375)
Net unrealized loss on cash flow hedge	(51)		—		(51)		—
Other comprehensive loss	(58)		(89)		(134)		(375)
Comprehensive loss	$(40,954)		$(40,285)		$(114,092)		$(115,293)

*	As reported and disclosed under ASC Topic 842
**	As reported and disclosed under ASC Topic 840
***	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(unaudited)

	Class A Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity*
Balance as of January 31, 2019	144,311	$14	$1,166,443	$(1,177)	$23	$(1,133,898)	$31,405
Issuance of common stock upon stock option exercises	152	—	1,213	—	—	—	1,213
Stock-based compensation related to stock awards	—	—	35,678	—	—	—	35,678
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	1,205	1	—	—	—	—	1
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(14,624)	—	—	—	(14,624)
Common stock issued under employee stock purchase plan	829	—	13,605	—	—	—	13,605
Other comprehensive income	—	—	—	—	88	—	88
Net loss	—	—	—	—	—	(36,828)	(36,828)
Balance as of April 30, 2019	146,497	15	1,202,315	(1,177)	111	(1,170,726)	30,538
Issuance of common stock upon stock option exercises	143	—	1,031	—	—	—	1,031
Stock-based compensation related to stock awards	—	—	38,035	—	—	—	38,035
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	1,082	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(10,940)	—	—	—	(10,940)
Other comprehensive loss	—	—	—	—	(164)	—	(164)
Net loss	—	—	—	—	—	(36,234)	(36,234)
Balance as of July 31, 2019	147,722	15	1,230,441	(1,177)	(53)	(1,206,960)	22,266
Issuance of common stock upon stock option exercises	122	—	764	—	—	—	764
Stock-based compensation related to stock awards	—	—	38,373	—	—	—	38,373
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	989	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(9,494)	—	—	—	(9,494)
Common stock issued under employee stock purchase plan	645	—	9,820	—	—	—	9,820
Other comprehensive loss	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	(40,896)	(40,896)
Balance as of October 31, 2019	149,478	$15	$1,269,904	$(1,177)	$(111)	$(1,247,856)	$20,775

*	As reported and disclosed under ASC Topic 842

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONT.)

(In thousands)

(unaudited)

	Class A and Class B Common Stock*		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Equity**
Balance as of January 31, 2018	137,317	$13	$1,054,932	$(1,177)	$288	$(1,039,088)	$14,968
Issuance of common stock upon stock option exercises	631	—	4,369	—	—	—	4,369
Issuance of common stock in connection with charitable donations	12	—	243	—	—	—	243
Stock-based compensation related to stock awards	—	—	25,443	—	—	—	25,443
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	1,011	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(13,295)	—	—	—	(13,295)
Cumulative effect of ASC Topic 606 adoption	—	—	—	—	—	39,802	39,802
Common stock issued under employee stock purchase plan	1,004	—	11,846	—	—	—	11,846
Other comprehensive loss	—	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	—	(36,637)	(36,637)
Balance as of April 30, 2018	139,975	13	1,083,538	(1,177)	164	(1,035,923)	46,615
Issuance of common stock upon stock option exercises	815	—	8,462	—	—	—	8,462
Issuance of common stock in connection with fiscal year 2019 acquisitions	40	—	1,053	—	—	—	1,053
Stock-based compensation related to stock awards	—	—	29,252	—	—	—	29,252
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	776	1	—	—	—	—	1
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(12,009)	—	—	—	(12,009)
Other comprehensive loss	—	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	—	(38,085)	(38,085)
Balance as of July 31, 2018	141,606	14	1,110,296	(1,177)	2	(1,074,008)	35,127
Issuance of common stock upon stock option exercises	299	—	2,145	—	—	—	2,145
Stock-based compensation related to stock awards	—	—	30,241	—	—	—	30,241
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	869	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(11,597)	—	—	—	(11,597)
Common stock issued under employee stock purchase plan	614	—	10,015	—	—	—	10,015
Other comprehensive loss	—	—	—	—	(89)	—	(89)
Net loss	—	—	—	—	—	(40,196)	(40,196)
Balance as of October 31, 2018	143,388	14	1,141,100	(1,177)	(87)	(1,114,204)	$25,646

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

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2019	*	2018	**	2019	*	2018	**
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,896)		$(40,196)		$(113,958)		$(114,918)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,038		11,433		42,102		34,677
Stock-based compensation expense	37,758		31,790		106,925		89,086
Amortization of deferred commissions	6,650		4,516		18,360		12,231
Loss (gain) on disposal of property and equipment	—		586		(2)		586
Others	7		(18)		(113)		(13)
Changes in operating assets and liabilities:
Accounts receivable, net	9,510		9,065		66,737		57,001
Deferred commissions	(11,617)		(9,753)		(26,571)		(23,057)
Prepaid expenses and other assets	1,550		350		(3,289)		(4,583)
Operating lease right-of-use assets, net	9,007		—		26,445		—
Accounts payable	(7,486)		959		(4,201)		(246)
Accrued expenses and other liabilities	919		(1,640)		(8,392)		(16,907)
Operating lease liabilities	(7,360)		—		(24,950)		—
Deferred revenue	(5,187)		(276)		(49,394)		(9,868)
Net cash provided by operating activities	8,893		6,816		29,699		23,989
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,055)		(5,247)		(4,221)		(12,613)
Capitalized internal-use software costs	(2,469)		(1,343)		(6,482)		(1,343)
Proceeds from sales of property and equipment	—		1		6		2
Acquisitions	—		—		—		(458)
Net cash used in investing activities	(3,524)		(6,589)		(10,697)		(14,412)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	764		2,145		3,008		14,976
Proceeds from issuances of common stock under employee stock purchase plan	9,820		10,015		23,425		21,861
Employee payroll taxes paid related to net share settlement of restricted stock units	(9,494)		(11,596)		(35,055)		(36,901)
Principal payments of finance lease liabilities	(7,055)		(4,290)		(26,200)		(17,192)
Acquisition related contingent consideration	—		—		(936)		—
Net cash used in financing activities	(5,965)		(3,726)		(35,758)		(17,256)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3)		(123)		(110)		(405)
Net decrease in cash, cash equivalents, and restricted cash	(599)		(3,622)		(16,866)		(8,084)
Cash, cash equivalents, and restricted cash, beginning of period	201,489		203,964		217,756		208,426
Cash, cash equivalents, and restricted cash, end of period	$200,890		$200,342		$200,890		$200,342
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,258		$623		$3,768		$1,795
Cash paid for income taxes, net of tax refunds	967		501		2,718		1,493
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued equipment purchases	$3,835		$10,560		$4,012		$11,151
Increase in long-lived assets resulting from capitalizing asset retirement costs	—		—		2,717		566
Stock-based compensation capitalized in internal-use software costs	1,188		—		3,626		—
Increase in finance lease liabilities	40,530		9,230		84,950		27,751
Issuance of common stock in connection with acquisitions	—		—		—		1,053
Contingent consideration accruals in connection with acquisitions	—		—		—		936
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH INFORMATION:
Cash and cash equivalents, beginning of period	$201,489		$203,726		$217,518		208,076
Restricted cash, beginning of period	—		238		238		350
Cash, cash equivalents, and restricted cash, beginning of period	$201,489		$203,964		$217,756		$208,426
Cash and cash equivalents, end of period	$200,890		$200,104		$200,890		$200,104
Restricted cash, end of period	—		238		—		238
Cash, cash equivalents, and restricted cash, end of period	$200,890		$200,342		$200,890		$200,342

*	As reported and disclosed under ASC Topic 842
**	As reported and disclosed under ASC Topic 840

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2019 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders’ equity, and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2019 and 2018, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2019 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2019. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. Other than items discussed under Use of Estimates, Recently Adopted Accounting Pronouncements, and Summary of Significant Accounting Policies, there have been no other material changes to our critical accounting policies and estimates during the nine months ended October 31, 2019 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of October 31, 2019, and our results of operations, including our comprehensive loss, our stockholders’ equity, and our cash flows for the three and nine months ended October 31, 2019 and 2018. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2019 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2020.

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

We sell to a broad range of customers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of October 31, 2019 and January 31, 2019, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. One reseller, which is also a customer, represented 10% of our revenue for the three and nine months ended October 31, 2019. One reseller, which is also a customer, represented 12% of our revenue for the three and nine months ended October 31, 2018.

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

Geographic Locations

For both the three and nine months ended October 31, 2019, revenue attributable to customers in the United States was 75%. For the three and nine months ended October 31, 2018, revenue attributable to customers in the United States was 75% and 76%, respectively. For the three months ended October 31, 2019, revenue attributable to customers in Japan was 10%. No country outside of the United States comprised 10% or greater of our revenue for any of the other periods presented.

Substantially all of our net assets are located in the United States. As of October 31, 2019 and January 31, 2019, property and equipment located in the United States was approximately 94% and 91%, respectively.

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

Ongoing ASC Topic 842 Financial Statement Impact as of and for the three and nine months ended October 31, 2019

Refer to “Note 4. Balance Sheet Components” and “Note 5. Leases” for the ongoing ASC Topic 842 impact on the condensed consolidated financial statements as of and for the three and nine months ended October 31, 2019.

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

Summary of Significant Accounting Policies

Except for the accounting policies for leases and derivative instruments and hedging detailed under Summary of Significant Accounting Policies, there have been no other material changes to our critical accounting policies during the nine months ended October 31, 2019 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 31, 2019.

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

Derivative Instruments and Hedging

We measure derivative financial instruments at fair value and recognize them as either assets or liabilities on our condensed consolidated balance sheets. We record changes in the fair value of derivative financial instruments designated as cash flow hedges in other comprehensive income (loss). When the hedged transaction affects earnings, we subsequently reclassify the changes in fair value into the same line as the hedged item on the condensed consolidated statements of operations.

The cash flow effects related to derivative financial instruments designated as cash flow hedges are included within operating activities on our condensed consolidated statements of cash flows.

Note 2. Revenue

Contract Assets

Contract assets, which are presented within accounts receivable, were not material as of October 31, 2019 and January 31, 2019.

Deferred Revenue

Deferred revenue was $325.6 million and $375.0 million as of October 31, 2019 and January 31, 2019, respectively. During the three months ended October 31, 2019 and 2018, we recognized $141.5 million and $120.1 million of revenue that was included in the deferred revenue balance as of July 31, 2019 and 2018, respectively. During the nine months ended October 31, 2019 and 2018, we recognized $315.9 million and $252.1 million that was included in the deferred revenue balance as of January 31, 2019 and February 1, 2018, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of October 31, 2019, $636.0 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on 68% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Disaggregation of Revenues

For both the three and nine months ended October 31, 2019, revenue attributable to customers in the United States was 75%. For the three and nine months ended October 31, 2018, revenue attributable to customers in the United States was 75% and 76%, respectively. For the three months ended October 31, 2019, revenue attributable to customers in Japan was 10%. No country outside of the United States comprised 10% or greater of our revenue for any of the other periods presented.

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

Investments

Financial assets subject to the fair value disclosure requirements were as follows (in thousands):

	October 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$32,388	$—	$—	$32,388
Certificates of deposit	—	20,000	—	20,000
Total cash equivalents	$32,388	$20,000	$—	$52,388

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Certificates of deposit	$—	$50,056	$—	$50,056
Restricted cash:
Certificates of deposit	$—	$238	$—	$238

Derivative Instruments and Hedging

In association with our debt described in Note 7, we are required to make variable rate interest payments based on a contractually specified interest rate index (e.g., LIBOR). The variable rate interest payments create interest rate risk as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the loan. To minimize our risk exposure due to the volatility of the interest rate index, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association, effective as of September 5, 2019 (“Swap Agreement”). This agreement, which is designated as a cash flow hedge, has a maturity of five years. Under the Swap Agreement, we have hedged a portion of the variable interest payments by effectively fixing our interest payments over the term of the agreement. As of October 31, 2019, our interest rate swap had a notional value of $30.0 million.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We classify our interest rate swap hedge agreement within Level 2. As of October 31, 2019, the fair value of the interest rate swap, which is included in accrued expenses and other current liabilities in our condensed consolidated balance sheet, was not material. For the three and nine months ended October 31, 2019, changes in the fair value of the derivative financial instrument, which are recorded in other comprehensive loss, were not material.

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31,	January 31,
	2019	2019
Prepaid expenses	$12,029	$9,323
Capitalized qualifying implementation costs incurred in a hosting arrangement that is a service contract, net (1)	1,318	1,663
Other current assets	5,212	3,237
Total prepaid expenses and other current assets	$18,559	$14,223

(1)

Net capitalized stock-based compensation expense and the amortization of the capitalized costs were not material for the periods presented. We have not recorded any related impairment charges during the periods presented.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	October 31,	January 31,
	2019	2019
Servers and related equipment	$299,810	$215,626
Leasehold improvements	79,910	76,888
Computer hardware and software	22,669	20,614
Furniture and fixtures	14,211	13,661
Construction in progress	13,779	9,737
Total property and equipment	430,379	336,526
Less: accumulated depreciation	(240,514)	(198,823)
Total property and equipment, net	$189,865	$137,703

As of October 31, 2019, the gross carrying amount of property and equipment included $201.7 million of servers and related equipment and $12.4 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $84.4 million. As of January 31, 2019, the gross carrying amount of property and equipment included $120.0 million of servers and related equipment and $8.8 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $54.5 million.

Depreciation expense related to property and equipment was $15.8 million and $11.4 million for the three months ended October 31, 2019 and 2018, respectively, and $41.7 million and $34.7 million for the nine months ended October 31, 2019 and 2018, respectively. Included in these amounts were depreciation expense for servers and related equipment acquired under finance leases in the amount of $11.7 million and $6.6 million for the three months ended October 31, 2019 and 2018, respectively, and $29.8 million and $19.0 million for the nine months ended October 31, 2019 and 2018, respectively. Construction in progress primarily consists of servers and networking equipment and storage infrastructure being provisioned in our data center facilities. Interest capitalized to property and equipment was not material for the periods presented.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Operating Lease Right-of-Use Assets, Net

Operating lease right-of-use assets, net consisted of the following (in thousands):

October 31,
2019
Operating lease right-of-use assets	$230,371
Less: accumulated amortization	(26,445)
Operating lease right-of-use assets, net	$203,926

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	October 31,	January 31,
	2019	2019
Deposits, non-current	$2,741	$2,674
Internal-use software costs, net (1)	13,204	3,514
Other assets, non-current	3,826	4,858
Other long-term assets	$19,771	$11,046

(1)

Included in these amounts were $4.4 million and $0.8 million in net capitalized stock-based compensation expense as of the respective period. The amortization of the capitalized costs was not material for all periods. We have not recorded any material impairment charges during the periods presented.

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

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	October 31,	October 31,
	2019	2019
Finance lease cost:
Amortization of finance lease right-of-use assets	$11,713	$29,823
Interest on finance lease liabilities	1,312	2,987
Operating lease cost, gross	12,300	36,533
Variable lease cost, gross	3,040	8,741
Sublease income	(2,741)	(8,327)
Total lease cost (1)	$25,624	$69,757

(1)	Short-term lease cost for the three and nine months ended October 31, 2019 was not material and is not included in the table above.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	October 31,	October 31,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$11,562	$35,053
Operating cash flows for finance leases	802	2,531
Financing cash flows for finance leases	7,055	26,200
Right-of-use assets obtained in exchange of lease obligations (1)
Operating leases	1,016	230,371
Finance leases	40,530	84,950

(1)	Includes the adoption impact of ASC Topic 842 on the opening balance sheet as of February 1, 2019 as disclosed in Note 1.

Supplemental information related to the remaining lease term and discount rate was as follows (in thousands):

October 31,
2019
Weighted-average remaining lease term (in years)
Operating leases	6.84
Finance leases	3.07

Weighted-average discount rate
Operating leases	5.41%
Finance leases	4.29%

As of October 31, 2019, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)	Finance Leases
Remainder of 2020	$14,577	$17,559
2021	51,175	48,240
2022	48,918	38,084
2023	39,241	29,160
2024	37,230	8,742
Thereafter	115,241	—
Total lease payments	$306,382	$141,785
Less: imputed interest	(52,678)	(9,842)
Present value of total lease liabilities	$253,704	$131,943

(1)

Non-cancellable sublease proceeds for the remainder of the fiscal year ending January 31, 2020 and the fiscal years ending January 31, 2021, 2022, and 2023 of $1.4 million, $9.5 million, $7.1 million, and $6.1 million, respectively, are not included in the table above.

As of October 31, 2019, we had operating leases for two of our data centers that have not yet commenced with aggregated undiscounted future payments of $17.2 million. These operating leases will commence in the later part of fiscal year 2020 and have lease terms ranging from 4 to 5 years and therefore, we did not reflect these on the condensed consolidated balance sheet as of October 31, 2019 and the tables above. We did not have any finance leases that have not yet commenced as of October 31, 2019.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. For the nine months ended October 31, 2019, we recorded $2.8 million in other long-term liabilities related to the present value of our estimated asset retirement obligation for our headquarters facility. We did not have material asset retirement obligations as of January 31, 2019. The accretion expense, which was included in operating expenses in our condensed consolidated statements of operations, was not material for all periods presented.

Note 6. Commitments and Contingencies

Letters of Credit

As of both October 31, 2019 and January 31, 2019, we had letters of credit in the aggregate amount of $26.5 million in connection with our operating leases, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 7.

Purchase Obligations

As of October 31, 2019, future payments under non-cancellable contractual purchases, which relate primarily to infrastructure services and IT software and support services costs, are as follows (in thousands):

Years ending January 31:
2020	$8,786
2021	12,003
2022	2,309
2023	34,011
2024	—
Thereafter	165,800
$222,909

During the third quarter of fiscal year 2020, we entered into multiple contracts for infrastructure services and IT software, with terms ranging from 3 to 8 years, which have increased our purchase obligations in comparison to previous reporting periods.

Legal Matters

We are currently involved in, and may in the future be involved in, litigation and subject to claims that arise in the ordinary course of business, including matters we initiate to defend ourselves or our users by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of October 31, 2019. Additionally, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors, regardless of the outcome of such litigation.

On June 6, 2019, a purported securities class action was filed in the U.S. District Court for the Northern District of California naming Box and certain of its officers and directors as defendants (the “Securities Class Action”). The complaint purports to bring suit on behalf of shareholders who purchased or otherwise acquired Box’s securities between November 28, 2018 and June 3, 2019. The complaint purports to allege that defendants made false and misleading statements about Box’s business and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified compensatory damages, fees, and costs. We believe the claims are without merit and intend to defend against the lawsuit vigorously.

On October 23, 2019, a shareholder derivative complaint was filed in the Superior Court of California, San Mateo County, purportedly on behalf of Box and naming as defendants certain current and former officers and directors. The complaint purports to allege claims for breach of fiduciary duty and unjust enrichment in connection with the same events alleged in the Securities Class Action and seeks, among other relief, unspecified monetary damages, attorneys’ fees, and costs. Because the litigation is in the early stages, we are unable to estimate a reasonably possible loss or range of loss, if any, that may result from this matter.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We believe these claims are without merit and intend to defend against the lawsuits vigorously.

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

Note 7. Debt

Line of Credit

On November 27, 2017, we entered into a secured credit agreement with Wells Fargo Bank, National Association (as amended or otherwise modified from time to time, the “November 2017 Facility”) and in July 2019, we entered into Amendment No. 1 to the November 2017 Facility. Pursuant to the terms of the amendment, among other changes, (i) the maturity date of borrowings under the November 2017 Facility was extended from November 27, 2020 to July 12, 2022; (ii) the revolving commitments were increased from $85.0 million to $100.0 million; (iii) the sublimit for the issuance of letters of credit was increased from $30.0 million to $45.0 million; and (iv) the covenant in the November 2017 Facility that limits the amount of finance leases and debt that we can incur to finance the acquisition, construction or improvement of any equipment or capital assets was increased from $100.0 million to $200.0 million. The proceeds of the revolving loans may be used for general corporate purposes. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.  Interest on the revolving loans is payable quarterly in arrears with respect to loans based on the prime rate and at the end of an interest period in the case of loans based on the LIBOR rate (or at each three-month interval if the interest period is longer than three months).  Borrowings under the November 2017 Facility are collateralized by substantially all of our assets. The November 2017 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement.  Additionally, the November 2017 Facility contains customary affirmative and negative covenants, including covenants limiting our, and our subsidiaries’, ability to, among other things, grant liens, incur debt, pay dividends or distributions on the capital stock, effect certain mergers, make investments, dispose of assets and enter into transactions with affiliates, in each case subject to customary exceptions for a credit facility of the size and type of the November 2017 Facility. As of October 31, 2019, the outstanding borrowings under the credit facility were $40.0 million.

As of October 31, 2019, we were in compliance with all financial covenants.

In connection with the above credit facility, for the three and nine months ended October 31, 2019 and 2018, interest expense, net of capitalized interest costs, was not material. During the same periods, we did not capitalize any interest amounts. Interest expense in connection with the above credit facilities includes interest charges for our line of credit, amortization of issuance costs, and unused commitment fees on our line of credit.

Effective September 5, 2019, we entered into a Swap Agreement with Wells Fargo Bank, National Association, in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five year term of the agreement. Refer to Note 3 for further details.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (“2015 Plan”), which became effective prior to the completion of our initial public offering (IPO). A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan or 2011 Equity Incentive Plan that are cancelled or repurchased subsequent to the 2015 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Generally, twenty-five percent of each grant of stock options and restricted stock units vest one year from the vesting commencement date and continue to vest (a) in the case of options, 1/48th per month thereafter, and (b) in the case of restricted stock units, 1/16th per quarter thereafter. As of October 31, 2019, 19,337,104 shares were reserved for future issuance under the 2015 Plan.

2015 Employee Stock Purchase Plan

In January 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan (“2015 ESPP”), which became effective prior to the completion of our IPO. A total of 2,500,000 shares of Class A common stock was initially reserved for issuance under the 2015 ESPP. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 ESPP. The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. The 2015 ESPP provides for 24-month offering periods beginning March 16 and September 16 of each year, and each offering period consists of four six-month purchase periods.

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of October 31, 2019, 1,926,616 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2019	9,096,961	$9.01	4.97	$108,731
Options granted	577,082	19.89
Options exercised	(417,245)	7.21
Options forfeited/cancelled	(60,972)	18.00
Balance as of October 31, 2019	9,195,826	$9.71	4.55	$72,392
Vested and expected to vest as of October 31, 2019	9,119,519	$9.63	4.51	$72,389
Exercisable as of October 31, 2019	7,579,160	$7.60	3.68	$72,342

The aggregate intrinsic value of options vested and expected to vest and exercisable as of October 31, 2019 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the nine months ended October 31, 2019 and 2018 was $4.5 million and $27.5 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the nine months ended October 31, 2019 and 2018 was $2.4 million and $5.6 million, respectively. The weighted-average grant date fair value of options granted to employees during the nine months ended October 31, 2019 and 2018 was $8.00 and $8.24 per share, respectively.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of October 31, 2019, there was $6.8 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.44 years.

Stock Options with Market-Based Performance Goals

To further align our stockholders’ interests with executive officers’ interests, the Compensation Committee of our board of directors approved and granted performance-based stock options with market-based performance goals under the 2015 Plan to certain executive officers, which are subject to both the achievement of the market-based performance goal established by the Compensation Committee and the continued employment of the participant. These performance-based stock options vest only to the extent that both the market-based performance goal and time-based condition are satisfied. The market-based performance goal will be satisfied if, before the four-year anniversary of the grant date, the closing price of our Class A common stock is maintained at or above a pre-determined share price for a period of 30 consecutive trading days. The time-based vesting condition will be satisfied over the following four-year schedule: Twenty-five percent of the option’s time-based vesting condition is satisfied one year from the vesting commencement date and the remaining 1/48th of the option’s time-based vesting condition is satisfied monthly thereafter, subject to continued employment through each such date. The total outstanding performance-based stock options granted was 1,375,000 as of October 31, 2019.

The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method. Of the total $6.8 million in unrecognized stock-based compensation expense for stock options as of October 31, 2019, $4.0 million related to outstanding performance-based stock options with market-based performance goals, which is expected to be recognized over a weighted-average period of 3.01 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2019	18,098,707	$19.35
Granted	11,032,086	19.02
Vested, net of shares withheld for employee payroll taxes	(3,275,859)	20.00
Forfeited/cancelled	(3,320,045)	19.68
Unvested balance - October 31, 2019	22,534,889	$19.04

As of October 31, 2019, there was $304.6 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.84 years.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the first quarter of fiscal year 2020, our Compensation Committee adopted and approved the performance criteria and targets for fiscal year 2020 under our omnibus Executive Plan (the “Fiscal 2020 Executive Bonus Plan”). The Fiscal 2020 Executive Bonus Plan provides opportunities for 100% equity incentive compensation payouts based on our actual achievement of pre-established corporate financial objectives, subject to review and a final approval by our Compensation Committee. During the nine months ended October 31, 2019, we recognized stock-based compensation expense related to the Fiscal 2020 Executive Bonus Plan in the amount of $2.7 million. The unrecognized compensation expense related to the ungranted and unvested Fiscal 2020 Executive Bonus Plan is $1.8 million, based on the expected performance against the pre-established corporate financial objectives as of October 31, 2019, which is expected to be recognized over a weighted-average period of less than 1 year. The payouts of the Fiscal 2020 Executive Bonus Plan are expected to be made in the form of fully vested restricted stock units in the first quarter of fiscal year 2021. The number of restricted stock units each participant will receive is equal to the dollar value of his or her actual award payment divided by the average closing price of a share of our Class A common stock for the 30-trading day period ending the last trading date before the grant date.

2015 ESPP

As of October 31, 2019, there was $21.1 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods. During the first and third quarters of fiscal year 2020, the fair market value of our stock on the purchase date within each quarter (i.e., March 15, 2019 and September 15, 2019) was lower than the fair market value of our stock on certain offering dates. As a result, certain offering periods reset and the new lower price became the new offering price for a new 24 month offering period. These resets resulted in a change in fair value and a corresponding incremental stock-based compensation expense initially totaling $7.2 million and $3.3 million upon the first and third quarter reset, respectively, which are expected to be recognized over the terms of the new offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Cost of revenue	$4,428	$3,598	$12,399	$10,280
Research and development	16,653	12,043	44,878	33,668
Sales and marketing	9,250	9,708	28,644	27,701
General and administrative	7,427	6,441	21,004	17,437
Total stock-based compensation	$37,758	$31,790	$106,925	$89,086

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions.

	Three Months Ended						Nine Months Ended
	October 31,						October 31,
	2019			2018			2019			2018
Employee Stock Options
Expected term (in years)			N/A			5.8	5.5	-	5.8	5.5	-	5.8
Risk-free interest rate			N/A			3.1%			1.8%	2.8%	-	3.1%
Volatility			N/A			45%			45%			45%
Dividend yield			N/A			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0
Risk-free interest rate	1.7%	-	1.9%	2.3%	-	2.8%	1.7%	-	2.5%	2.0%	-	2.8%
Volatility	34%	-	47%	40%	-	48%	34%	-	55%	37%	-	50%
Dividend yield			0%			0%			0%			0%

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31,
	2019		2018
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(40,896)	$—	$(40,196)	$—

Denominator:
Weighted-average number of shares outstanding—basic and diluted	148,555	—	142,366	—
Net loss per share—basic and diluted	$(0.28)	$—	$(0.28)	$—

	Nine Months Ended October 31,
	2019		2018
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(113,958)	$—	$(110,868)	$(4,050)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	146,997	—	135,605	4,954
Net loss per share—basic and diluted	$(0.78)	$—	$(0.82)	$(0.82)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Options to purchase common stock	5,880	9,488	7,709	10,026
Restricted stock units	17,006	14,791	16,477	14,474
Employee stock purchase plan	2,035	1,679	1,244	1,131
	24,921	25,958	25,430	25,631

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Overview

Box provides a leading cloud content management platform that enables organizations of all sizes to securely manage their content while allowing easy, secure access and sharing of this content from anywhere, on any device. With our Software-as-a-Service (SaaS) cloud content management platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with legal and regulatory requirements, internal policies and industry standards and regulations. Box provides a single content platform that accelerates business processes, improves employee productivity and protects an organization’s most valuable data. Our platform enables a broad set of business use cases across enterprises, multiple file formats and media types, and user experiences. Our platform integrates with leading enterprise business applications, and is compatible with multiple application environments, operating systems and devices, ensuring that workers have access to their critical business content whenever and wherever they need it.

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

In addition, we continue to innovate by expanding our core services and our expanded offerings with a focus on frictionless security and compliance, seamless internal and external collaboration and workflow, and integration with best-of-breed applications. For example, we provide Box Shield, our advanced security offering that helps customers reduce the risk of accidental data leakage and protect their business from insider threats and account compromise; Box Relay, which allows our end users to easily build, manage and track their own workflows; Box Platform, which further enables customers and partners to build enterprise apps using the Box Platform; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; and Box Zones, which gives global customers the ability to store their data locally in certain regions. The increasing success of our add-on products allows our customers to realize the full set of Box capabilities of our cloud content management platform.

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

We have achieved significant growth in a short period of time. As of October 31, 2019, we had 13.2 million registered users who were paying users who registered as part of a larger enterprise or business account or by using a paid personal account. We define a registered user as a Box account that has been provisioned a unique user identification number. As of October 31, 2019, we had over 97,000 paying organizations, and our solution was offered in 24 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

For the nine months ended October 31, 2019 and 2018, our revenue was $512.7 million and $444.7 million, respectively, representing year-over-year growth of 15%, and our net losses were $114.0 million and $114.9 million, respectively. For the nine months ended October 31, 2019 and 2018, revenue from non-U.S. customers represented 25% and 24% of our revenue, respectively. Box is headquartered in Redwood City, California and operates offices throughout the United States, Europe, and Asia.

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

	As of and for the Three Months Ended			As of and for the Nine Months Ended
	October 31,			October 31,
	2019	2018		2019	2018
Remaining performance obligations (in millions)	$636.0	$607.4		$636.0	$607.4
Remaining performance obligations growth rate	5%	—	*	5%	—	*
Billings (in thousands)	171,893	155,609		463,212	435,171
Billings growth rate	10%	10%		6%	14%
Free cash flow (in thousands)	(1,686)	(4,064)		(7,204)	(7,159)
Retention rate (period end)	105%	108%		105%	108%

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

RPO increased 5% in the nine months ended October 31, 2019 over the nine months ended October 31, 2018. The increase in RPO was primarily driven by the addition of new customers, expansion within existing customers as they broadened their deployment of our product offerings, and strong attach rates of add-on products.

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

Billings increased 6% in the nine months ended October 31, 2019 over the nine months ended October 31, 2018. The increase in billings was primarily driven by the addition of new customers, expansion within existing customers as they broadened their deployment of our product offerings, and strong attach rates of add-on products, offset by a non-recurring enhanced developer fee from one of our resellers billed in the prior period, the impact of an unusually high volume of customer driven multi-year prepayments in the prior period, and a large customer reducing its use cases in the current period.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
GAAP revenue	$177,156	$155,944	$512,679	$444,673
Deferred revenue, end of period	325,647	301,241	325,647	301,241
Less: deferred revenue, beginning of period	(330,834)	(301,517)	(375,041)	(311,109)	*
Contract assets, beginning of period	—	157	3	582
Less: contract assets, end of period	(76)	(216)	(76)	(216)
Billings	$171,893	$155,609	$463,212	$435,171

*	Balance as of February 1, 2018 upon the adoption of ASC Topic 606

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify adjusting items in our reconciliation of GAAP to non-GAAP financial measures. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to net cash provided by operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section of this report. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

For both the nine months ended October 31, 2019 and 2018, free cash flow was negative $7.2 million.

Retention Rate

Retention rate is defined as the net percentage of Total Account Value (TAV) retained from existing customers, including expansion. We calculate our retention rate as of a period end by starting with the TAV from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period TAV) and a subscription term of at least 12 months. We then calculate TAV from these same customers as of the current period end (Current Period TAV). Finally, we divide the Current Period TAV by the Prior Period TAV to arrive at our retention rate. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. We focus on contracts that have a value of $5,000 or more because, over time, these customers give us the best indicator for the growth of our business and the potential for incremental business as they renew and expand their deployments, and contracts with these customers represented a substantial majority of our revenue for the nine months ended October 31, 2019. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 105% and 108% as of October 31, 2019 and 2018, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% of the Prior Period TAV. Our strong retention rates were primarily attributable to strong seat growth in existing customers and strong attach rates of add-on products. As our customers purchase add-on products, we tend to realize significantly higher average contract values and stronger retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, Customer Success, and Box Consulting have been a significant factor in our strong customer retention results. Our retention rate is higher in customers who have purchased at least one add-on product. As we penetrate customer accounts, we expect our retention rate to remain above 100% for the foreseeable future.

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

Interest Expense, Net

Interest expense, net consists of interest expense and interest income. Interest expense consists primarily of interest charges for our line of credit and interest rate swap agreement, interest expense related to finance leases, unused commitment fees on our line of credit, the amortization of capitalized debt issuance costs, and fees on our letters of credit. Interest income consists primarily of interest earned on our cash and cash equivalents. We have historically invested our cash and cash equivalents in overnight deposits, certificates of deposit, money market funds, and short term, investment-grade corporate debt, marketable securities and asset backed securities.

Other Loss, Net

Other income loss, net consists primarily of gains and losses from foreign currency transactions and other income and expense.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States and, as applicable, changes in our deferred taxes and related valuation allowance positions and uncertain tax positions.

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Revenue	$177,156	$155,944	$512,679	$444,673
Cost of revenue (2)	56,302	44,724	158,858	126,397
Gross profit	120,854	111,220	353,821	318,276
Operating expenses:
Research and development (2)	50,652	42,310	146,589	122,388
Sales and marketing (1)(2)	82,939	84,490	242,164	238,472
General and administrative (1)(2)	26,496	23,884	75,959	69,959
Total operating expenses	160,087	150,684	464,712	430,819
Loss from operations	(39,233)	(39,464)	(110,891)	(112,543)
Interest expense, net	(738)	(47)	(1,141)	(208)
Other loss, net	(653)	(321)	(840)	(1,243)
Loss before provision for income taxes	(40,624)	(39,832)	(112,872)	(113,994)
Provision for income taxes	272	364	1,086	924
Net loss	$(40,896)	$(40,196)	$(113,958)	$(114,918)
Net loss per share, basic and diluted	$(0.28)	$(0.28)	$(0.78)	$(0.82)
Weighted-average shares used to compute net loss per share, basic and diluted	148,555	142,366	146,997	140,559

(1)	Intangible assets amortization was not material for the periods presented.
(2)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Cost of revenue	$4,428	$3,598	$12,399	$10,280
Research and development	16,653	12,043	44,878	33,668
Sales and marketing	9,250	9,708	28,644	27,701
General and administrative	7,427	6,441	21,004	17,437
Total stock-based compensation	$37,758	$31,790	$106,925	$89,086

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Cost of revenue (2)	32	29	31	28
Gross profit	68	71	69	72
Operating expenses:
Research and development (2)	28	27	29	27
Sales and marketing (1)(2)	47	54	47	54
General and administrative (1)(2)	15	15	15	16
Total operating expenses	90	96	91	97
Loss from operations	(22)	(25)	(22)	(25)
Interest expense, net	(1)	—	—	—
Other loss, net	—	—	—	(1)
Loss before provision for income taxes	(23)	(25)	(22)	(26)
Provision for income taxes	—	—	—	—
Net loss	(23)%	(25)%	(22)%	(26)%

(1)	Intangible assets amortization was not material for the periods presented.
(2)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
Cost of revenue	3%	2%	2%	2%
Research and development	9	8	9	8
Sales and marketing	5	6	6	6
General and administrative	4	4	4	4
Total stock-based compensation	21%	20%	21%	20%

Comparison of the Three Months Ended October 31, 2019 and 2018

Revenue

	Three Months Ended
	October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenue	$177,156	$155,944	$21,212	14%

The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 8% from October 31, 2018 to October 31, 2019, and strong attach rates of add-on products, which strengthened our price per seat. Also, in this period, we experienced strong renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 105% as of October 31, 2019.

Cost of Revenue

	Three Months Ended
	October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$56,302	$44,724	$11,578	26%
Percentage of revenue	32%	29%

The increase in absolute dollars was primarily due to a net increase of $4.5 million in depreciation primarily related to additional data center equipment and an increase of $3.1 million in rent primarily related to the expansion of data centers and our temporary occupancy of redundant colocation facilities as we are migrating our data center footprint to lower cost regions. In addition, there was an increase of $1.1 million in employee and related costs primarily driven by an increase in headcount, an increase of $0.8 million in stock-based compensation expense primarily driven by equity grants to existing and new employees, and an increase of $1.1 million in allocated overhead costs attributable mainly to increased facilities and IT software and support services costs. Cost of revenue as a percentage of revenue increased three points year-over-year. As part of our hybrid cloud infrastructure strategy, we are in the process of migrating our primary data centers by the middle of fiscal year 2021 to significantly lower cost regions in order to continue to optimize infrastructure efficiency and to support the growth in our paying customers. During the migration, we will be incurring increased overall costs as we pay for multiple data centers and, therefore, we expect our cost of revenue as a percentage of revenue to increase slightly in the fiscal year ending January 31, 2020.

Research and Development

	Three Months Ended
	October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Research and development	$50,652	$42,310	$8,342	20%
Percentage of revenue	28%	27%

The increase in absolute dollars was primarily due to an increase of $5.8 million in stock-based compensation expense primarily driven by equity grants to existing and new employees and an increase of $3.2 million in employee and related costs primarily driven by an increase in headcount. In addition, there was an increase of $1.5 million in allocated costs attributable mainly to increased facilities and IT software and support services costs. The increase in research and development expenses was partially offset by a $1.8 million increase in capitalized internal-use software costs associated with the development of additional significant features and functionality to our products during the same period. Research and development expenses as a percentage of revenue increased one point year-over-year. We continue to invest in enhancements of our product and services, develop new products, and further differentiate our offerings. We expect our research and development expenses to increase in dollars but remain relatively stable as a percentage of revenue over time, even as we continue to make significant enhancements to our cloud content management product offerings and services, including expanding our advanced security, intelligence, and workflow automation capabilities.

Sales and Marketing

	Three Months Ended
	October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$82,939	$84,490	$(1,551)	-2%
Percentage of revenue	47%	54%

The decrease in absolute dollars was primarily due to a decrease of $1.3 million in marketing expenses for media and marketing events. Sales and marketing expenses as a percentage of revenue decreased seven points year-over-year due to our focus on driving greater efficiency from our solution selling strategy and simplifying our product offerings.

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

General and Administrative

	Three Months Ended
	October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
General and administrative	$26,496	$23,884	$2,612	11%
Percentage of revenue	15%	15%

The increase in absolute dollars was primarily due to an increase of $1.3 million in employee and related costs primarily driven by an increase in headcount and an increase of $1.0 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. General and administrative expense as a percentage of revenue remained flat year-over-year. We expect our general and administrative expense to increase in dollars but to decrease as a percentage of revenue over time as we benefit from even greater operational efficiency.

Interest Expense, Net and Other Loss, Net

	Three Months Ended
	October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(738)	$(47)	$(691)	*
Other loss, net	(653)	$(321)	(332)	*

*	Percentage change not meaningful.

The increase in interest expense, net is primarily due to an increase in interest expense related to finance leases provisioned for our data center facilities, partially offset by an increase in interest income from our certificates of deposit and money market funds.

The increase in other loss, net was primarily due to foreign currency gains and losses.

Comparison of the Nine Months Ended October 31, 2019 and 2018

Revenue

	Nine Months Ended
	October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenue	$512,679	$444,673	$68,006	15%

The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 8% from October 31, 2018 to October 31, 2019, and strong attach rates of add-on products, which strengthened our price per seat. Also, in this period, we experienced strong renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 105% as of October 31, 2019.

Cost of Revenue

	Nine Months Ended
	October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$158,858	$126,397	$32,461	26%
Percentage of revenue	31%	28%

The increase in absolute dollars was primarily due to an increase of $9.8 million in rent primarily related to the expansion of data centers and our temporary occupancy of redundant colocation facilities as we are migrating our data center footprint to lower cost regions and a net increase of $7.9 million in depreciation primarily related to additional data center equipment. In addition, there was an increase of $4.0 million in employee and related costs primarily driven by an increase in headcount, an increase of $2.1 million in stock-based compensation expense primarily driven by equity grants to existing and new employees, and an increase of $2.6 million in allocated overhead costs attributable mainly to increased facilities and IT software and support services costs. Cost of revenue as a percentage of revenue increased three points year-over-year. As part of our hybrid cloud infrastructure strategy, we are in the process of migrating our primary data centers by the middle of fiscal year 2021 to significantly lower cost regions in order to continue to optimize infrastructure efficiency and to support the growth in our paying customers. During the migration, we will be incurring increased overall costs as we pay for multiple data centers and, therefore, we expect our cost of revenue as a percentage of revenue to increase slightly in the fiscal year ending January 31, 2020.

Research and Development

	Nine Months Ended
	October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Research and development	$146,589	$122,388	$24,201	20%
Percentage of revenue	29%	27%

The increase in absolute dollars was primarily due to an increase of $14.9 million in stock-based compensation expense primarily driven by equity grants to existing and new employees and an increase of $13.4 million in employee and related costs primarily driven by an increase in headcount. In addition, there was an increase of $4.1 million in allocated costs attributable mainly to increased facilities and IT software and support services costs. The increase in research and development expenses was partially offset by an $8.1 million increase in capitalized internal-use software costs associated with the development of additional significant features and functionality to our products during the same period. Research and development expenses as a percentage of revenue increased two points year-over-year. We continue to invest in enhancements of our product and services, develop new products, and further differentiate our offerings. We expect our research and development expenses to increase in dollars but remain relatively stable as a percentage of revenue over time, even as we continue to make significant enhancements to our cloud content management product offerings and services, including expanding our advanced security, intelligence, and workflow automation capabilities.

Sales and Marketing

	Nine Months Ended
	October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$242,164	$238,472	$3,692	2%
Percentage of revenue	47%	54%

The increase in absolute dollars was primarily due to an increase of $4.7 million in commission costs primarily driven by increased sales and an increase of $1.5 million in employee and related costs primarily driven by an increase in headcount. The increase in sales and marketing expenses was partially offset by a $2.8 million decrease in marketing expenses for media and marketing events. Sales and marketing expenses as a percentage of revenue decreased seven points year-over-year due to our focus on driving greater efficiency from our solution selling strategy and simplifying our product offerings and a decrease in cost to support our free users.

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

General and Administrative

	Nine Months Ended
	October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
General and administrative	$75,959	$69,959	$6,000	9%
Percentage of revenue	15%	16%

The increase in absolute dollars was primarily due to an increase of $5.5 million in employee and related costs primarily driven by an increase in headcount and an increase of $3.6 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. The increase in general and administrative expenses was partially offset by a $2.2 million decrease in outside agency and contractor costs. Despite an increase in absolute dollars, general and administrative expense as a percentage of revenue decreased one point year-over-year as we continued to benefit from greater operational efficiency and scale. We expect our general and administrative expense to increase in dollars but to decrease as a percentage of revenue over time as we benefit from even greater operational efficiency.

Interest Expense, Net and Other Loss, Net

	Nine Months Ended
	October 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(1,141)	$(208)	$(933)	*
Other loss, net	(840)	(1,243)	403	*

*	Percentage change not meaningful.

The increase in interest expense, net is primarily due to an increase in interest expense related to finance leases provisioned for our data center facilities, partially offset by an increase in interest income from our certificates of deposit and money market funds.

The decrease in other loss, net was primarily due to foreign currency gains and losses.

Liquidity and Capital Resources

	Nine Months Ended
	October 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$29,699	$23,989
Net cash used in investing activities	(10,697)	(14,412)
Net cash used in financing activities	(35,758)	(17,256)

As of October 31, 2019, we had cash and cash equivalents of $200.9 million; we did not have any restricted cash. Our cash and cash equivalents are comprised primarily of overnight cash deposits, certificates of deposit, and money market funds. Since our inception, we have financed our operations primarily through equity, cash generated from sales and, to a lesser extent, debt financing. We believe our existing cash and cash equivalents, together with our finance leases and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, data center expansions, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

Operating Activities

For the nine months ended October 31, 2019, cash provided by operating activities was $29.7 million. The primary factors affecting our operating cash flows during this period were our net loss of $114.0 million, offset by non-cash charges of $106.9 million for stock-based compensation, $42.1 million for depreciation and amortization of our property and equipment, $18.4 million for amortization of deferred commissions, and net cash outflows of $23.6 million provided by changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $66.7 million decrease in accounts receivable that was primarily due to the seasonality of our billings and relative timing of our cash collections, a $49.4 million decrease in deferred revenue that was primarily due to seasonality in our sales cycle which is concentrated in the back half of our fiscal year, predominantly in the last quarter, a $26.6 million increase in deferred commissions primarily due to new and expanded deployments with paying customers during this period, a $26.4 million decrease in operating lease right-of-use assets, a $25.0 million decrease in operating lease liabilities, and a $8.4 million decrease in accrued expenses and other liabilities primarily attributable to timing of compensation and benefits payments and timing of invoice payments.

Investing Activities

Cash used in investing activities of $10.7 million for the nine months ended October 31, 2019 was primarily due to $6.5 million of capitalized internal-use software costs associated with the development of additional significant features and functionality to our products. In addition, included in cash used in investing activities was $4.2 million of fixed asset purchases to support our increased headcount.

Financing Activities

Cash used in financing activities of $35.8 million for the nine months ended October 31, 2019 was primarily due to $35.1 million of employee payroll taxes paid related to net share settlement of restricted stock units reflecting the amount of equity grants vested and the valuation of our share price, $26.2 million of principal payments of finance lease liabilities, and $0.9 million of contingent consideration payments in connection with business combinations in fiscal year 2019, partially offset by $23.4 million of proceeds from issuances of common stock under the 2015 ESPP and $3.0 million of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of October 31, 2019:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt (1)	$43,389	$1,235	$42,154	$—	$—
Operating lease liabilities, net of sublease income amounts (2)	306,382	52,761	91,380	68,087	94,154
Finance leases (3)	141,785	54,340	72,688	14,757	—
Purchase obligations (4)	222,909	19,801	37,308	—	165,800
Total	$714,465	$128,137	$243,530	$82,844	$259,954

(1)	Includes interest and unused commitment fees on our line of credit under the November 2017 Facility.
(2)

Includes operating lease liabilities for certain of our offices and data centers. As of October 31, 2019, we expected to receive sublease income of $24.0 million over the next four years from tenants in certain of our leased facilities. The amounts set forth in the table above does not include any sublease income amounts nor does it include payments for short-term leases or variable lease payments.

(3)	Includes obligations related to our servers and related equipment for our data center operations.
(4)

Purchase obligations relate primarily to infrastructure services and IT software and support services costs. During the third quarter of fiscal year 2020, we entered into multiple contracts for infrastructure services and IT software, with terms ranging from 3 to 8 years, which have increased our purchase obligations in comparison to previous reporting periods. These contracts support our long-term goals of improving gross margin.

Off-Balance Sheet Arrangements

Through October 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for items discussed under Use of Estimates, Recently Adopted Accounting Pronouncements, and Summary of Significant Accounting Policies under Part I, Item 1. Financial Statements—Note 1, there have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2019 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2019.

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

Non-GAAP operating income (loss) and non-GAAP operating margin

We define non-GAAP operating income (loss) as operating loss excluding expenses related to stock-based compensation (“SBC”), intangible assets amortization, and as applicable, other special items. Non-GAAP operating margin is defined as non-GAAP operating income (loss) divided by revenue. Although SBC is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. For restricted stock unit awards, the amount of stock-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Management believes it is useful to exclude SBC in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology and trade names, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of purchased intangibles is a static expense, one that is not typically affected by operations during any particular period. We further exclude expenses related to shareholder activism, which include directly applicable third party advisory and professional service fees, as well as expenses related to certain litigation, because they are considered by management to be special items outside of our core operating results. There are no expenses related to litigation excluded from non-GAAP operating income (loss) in any of the periods presented.

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

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to net cash provided by operating activities, its nearest GAAP equivalent, is presented below. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

Our reconciliation of the non-GAAP financial measures for the three and nine months ended October 31, 2019 and 2018 are as follows (in thousands, except per share data and percentages):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2019	2018	2019	2018
GAAP operating loss	$(39,233)	$(39,464)	$(110,891)	$(112,543)
Stock-based compensation	37,758	31,790	106,925	89,086
Intangible assets amortization	—	—	—	24
Fees related to shareholder activism	955	—	955	—
Non-GAAP operating loss	$(520)	$(7,674)	$(3,011)	$(23,433)

GAAP operating margin	(22)%	(25)%	(22)%	(25)%
Stock-based compensation	21	20	21	20
Intangible assets amortization	—	—	—	—
Fees related to shareholder activism	1	—	—	—
Non-GAAP operating margin	—%	(5)%	(1)%	(5)%

GAAP net loss	$(40,896)	$(40,196)	$(113,958)	$(114,918)
Stock-based compensation	37,758	31,790	106,925	89,086
Intangible assets amortization	—	—	—	24
Fees related to shareholder activism	955	—	955	—
Non-GAAP net loss	$(2,183)	$(8,406)	$(6,078)	$(25,808)

GAAP net loss per share, basic and diluted	$(0.28)	$(0.28)	$(0.78)	$(0.82)
Stock-based compensation	0.26	0.22	0.73	0.64
Intangible assets amortization	—	—	—	—
Fees related to shareholder activism	0.01	—	0.01	—
Non-GAAP net loss per share, basic and diluted	$(0.01)	$(0.06)	$(0.04)	$(0.18)
Weighted-average shares outstanding, basic and diluted	148,555	142,366	146,997	140,559

Net cash provided by operating activities	$8,893	$6,816	$29,699	$23,989
Purchases of property and equipment	(1,055)	(5,247)	(4,221)	(12,613)
Principal payments of finance lease liabilities	(7,055)	(4,290)	(26,200)	(17,192)
Capitalized internal-use software costs	(2,469)	(1,343)	(6,482)	(1,343)
Free cash flow	$(1,686)	$(4,064)	$(7,204)	$(7,159)
Net cash used in investing activities	$(3,524)	$(6,589)	$(10,697)	$(14,412)
Net cash used in financing activities	$(5,965)	$(3,726)	$(35,758)	$(17,256)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents of $200.9 million as of October 31, 2019; we did not have any restricted cash. Our cash and cash equivalents primarily consist of overnight deposits, certificates of deposit, and money market funds. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of October 31, 2019, we had total debt outstanding with a carrying amount of $40.0 million which approximates fair value. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%. A hypothetical 10% increase or decrease in interest rates as of October 31, 2019 under the November 2017 Facility would not have a material impact on the fair value of our outstanding debt.

Effective September 5, 2019, we entered into a Swap Agreement with Wells Fargo Bank, National Association, in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five year term of the agreement. As of October 31, 2019, our interest rate swap had a notional value of $30.0 million.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 17 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. 11 of the 17 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Our international subsidiaries maintain certain asset and liability balances that are denominated in foreign currencies. Additionally, fluctuations in foreign currency exchange rates can result in fluctuations in our total assets, liabilities, and cash flows and may cause us to recognize transaction gains and losses in our statement of operations impacting our revenue and operating expenses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. For the nine months ended October 31, 2019 and 2018, we incurred $0.8 million and $1.3 million in foreign exchange losses, respectively.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of October 31, 2019.

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

On October 23, 2019, a shareholder derivative complaint was filed in the Superior Court of California, San Mateo County, purportedly on behalf of Box and naming as defendants certain current and former officers and directors. The complaint purports to allege claims for breach of fiduciary duty and unjust enrichment in connection with the same events alleged in the purported securities class action described in the preceding paragraph and seeks, among other relief, unspecified monetary damages, attorneys’ fees, and costs.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $134.6 million, $155.0 million and $151.8 million in our fiscal years ended January 31, 2019, 2018 and 2017, respectively, and $114.0 million in the nine months ended October 31, 2019. As of October 31, 2019, we had an accumulated deficit of $1.2 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our product development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the foreseeable future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, particularly as a result of the limited free trial version of our service, and the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. Our customers have no obligation to renew their subscriptions upon expiration, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. Although our retention rate remains high, it has decreased over time, and may continue to decrease in the future, as some of our customers elect not to renew their subscriptions with us or to decrease the scope of their deployments. For example, our retention rate was approximately 105% as of October 31, 2019, compared to 108% as of October 31, 2018.

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

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or offer new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we provide Box Platform, which allows our customers to leverage Box’s powerful content services within their own custom applications; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Zones, which gives global customers the ability to store their data locally in certain regions; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; and Box Skills, which enables customers to leverage a variety of machine learning tools to accelerate their business processes and help extract meaning from customers unstructured content. Earlier this year, we launched the all new Box Relay, which provides our customers with powerful workflow automation tools to improve business processes. In addition, in October 2019 we launched Box Shield, a set of new content security controls and intelligent threat detection capabilities that enables enterprises to secure and protect their most valuable intellectual property and help prevent accidental data leakage, detect potential access misuse and proactively identify potential security threats. The success of any new products and services, enhancements, or modifications to existing products and services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, integrations, products or services. Failure in this regard may significantly impair our revenue growth and our future financial results. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

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

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission has enacted a General Data Protection Regulation (GDPR) that became effective in May 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance of up to the greater of 20 million euros or four percent of a company’s global revenue. The GDPR imposes significant obligations on companies regarding the handling of personal data. If we are unable to develop and offer services that meet our legal duties or help our customers meet their obligations under the GDPR or other laws or regulations relating to privacy, data protection, or information security, we may experience reduced demand for our services and become subject to significant fines and penalties, all of which would harm our business. Although U.S. and EU authorities reached agreement in 2016, regarding a means for legitimizing personal data transfers from the European Economic Area (EEA) to the United States under EU data protection law, the EU-U.S. Privacy Shield, it is facing mounting legal challenges. It is unclear what effect these challenges to the EU-U.S. Privacy Shield will have and whether it or the related Swiss-EU Privacy Shield will continue to function as an appropriate means for us to legitimize personal data transfers from the EEA or Switzerland to the U.S. Additionally, in 2018, the State of California enacted the California Consumer Privacy Act (CCPA), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA has been amended on multiple occasions, and it is the subject of proposed regulations issued by the California Attorney General in October 2019. Aspects of the CCPA and its interpretation and enforcement remain unclear. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. There also have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. In June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which could also lead to further legislative and regulatory changes. The UK Data Protection Act that substantially implements the GDPR became law in May 2018. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

Our quarterly operating results, including the levels of our revenue, billings, gross margin, profitability, cash flow, deferred revenue, unrecognized revenue and remaining performance obligations, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	our ability to attract new customers;
•	our ability to convert users of our limited free version to paying customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	changes in our retention rate;
•	the timing of revenue recognition;
•	the impact on billings of shifting our focus to annual (rather than multi-year) payment frequencies from our customers;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network or service outages, internet disruptions, the availability of our service, security breaches or perceived security breaches and vulnerabilities;
•	general economic, industry and market conditions;
•	increases or decreases in the number of features or capabilities in our services or pricing changes upon any renewals of customer agreements;
•	changes in our go-to-market strategies and/or pricing policies and/or those of our competitors;
•	seasonal variations in our billings results and sales of our services, which have historically been highest in the fourth quarter of our fiscal year;
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

We currently store and process our customers’ information within multiple third-party data center hosting facilities located in Las Vegas, Nevada and in third-party cloud computing and hosting facilities inside and outside of the United States. As part of our current disaster recovery arrangements, our production environment and metadata related to our customers’ data is currently replicated in near real time in a facility located in Las Vegas, Nevada. In addition, all of our customers’ data is typically replicated on a third-party storage platform located inside and outside of the United States. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct. Any damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, an armed conflict, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service or cause us to not comply with certification requirements. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. For example, in September 2019, a modification to a perimeter network configuration caused an internal routing problem which led to all Box services being temporarily unavailable. As we continue to add data centers, increase our dependence on third-party cloud computing and hosting providers, and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. In particular, as part of our hybrid cloud infrastructure strategy, we intend to migrate our primary data centers in fiscal year 2020 to significantly lower cost regions in order to continue to optimize infrastructure efficiency and to support the growth in our paying customers. While this migration was substantially completed by the end of the third quarter of fiscal year 2020, additional migration activities continue. Despite precautions taken during any of these data center moves and data transfers, any unsuccessful data transfers may impair the delivery of our service and could materially and adversely disrupt our operations and our service delivery to our customers, which could result in contractual penalties or damage claims from customers. In addition, changes to our data center infrastructure could occur over a period longer than planned, could require greater than expected investment and other internal and external resources and could cause us to incur increased costs as we operate multiple data center facilities. It may also take longer to realize the intended favorable benefits from any data center infrastructure migrations and improvements than expected, and disruptions or unexpected costs may continue to occur while we enhance our data center infrastructure.

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

Our subscription agreements with customers provide certain service level commitments. If we are unable to meet the stated service level commitments or suffer periods of downtime that exceed the periods allowed under our customer agreements, we may be obligated to provide these customers with service credits which could significantly impact our revenue in the period in which the downtime occurs and the credits could be due. For example, in September 2019, a modification to a perimeter network configuration caused an internal routing problem which led to all Box services being temporarily unavailable. We could also face subscription terminations, which could significantly impact both our current and future revenue. Any extended service outages could also adversely affect our reputation, which would also impact our future revenue and operating results.

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

Our core services and our expanded offerings such as Box KeySafe, Box Governance, Box Zones, Box Platform, Box Relay and Box Shield are becoming increasingly mission-critical to our customers’ internal and external business operations, as well as their ability to comply with legal requirements, regulations, and standards such as GxP, FINRA, HIPAA, and FedRAMP. These services and offerings are inherently complex and may contain material defects or errors. Any defects either in functionality or that cause interruptions in the availability of our services, as well as user error, could result in:

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

If we are unsuccessful in establishing or maintaining our relationships with third parties, or realizing the anticipated benefits from such partnerships, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our services or increased revenue.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from November 1, 2018 through October 31, 2019, the closing price of our Class A common stock ranged from $13.03 per share to $24.88 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

Our business could be negatively affected as a result of activist shareholders.

Responding to actions by activist shareholders could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of our board of directors may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of shareholder activism.

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

Date: December 6, 2019

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)