Form 10-K
period 2020-01-31
BOX INC
filed 2020-03-19
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2020

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

(877) 729-4269

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BOX	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on July 31, 2019 as reported by the New York Stock Exchange on such date was approximately $2.4 billion. Shares of the registrant’s Class A common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 28, 2020, the number of shares of the registrant’s Class A common stock outstanding was 150,703,700.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2020.

Box, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our future financial and operating results; including expectations regarding revenues, deferred revenue, billings, remaining performance obligations, gross margins and operating income;
•	our ability to maintain an adequate rate of revenue and billings growth and our expectations regarding such growth;
•	our market opportunity, business plan and ability to effectively manage our growth;
•	our ability to achieve profitability and expand or maintain positive cash flow;
•	our ability to achieve our long-term margin objectives;
•	our ability to grow our unrecognized revenue and remaining performance obligations;
•	our expectations regarding our revenue mix;
•	costs associated with defending intellectual property infringement and other claims and the frequency of such claims;
•	our ability to attract and retain end-customers;
•	our ability to further penetrate our existing customer base;
•	our expectations regarding our retention rate;
•	our ability to displace existing products in established markets;
•	our ability to expand our leadership position as a cloud content management platform;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and features and bring them to market in a timely manner and the expected benefits to customers and potential customers of our products;
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

PART I

Item 1. BUSINESS

Overview

Box provides a leading cloud content management platform that enables organizations of all sizes to securely manage their content while allowing easy, secure access and sharing of this content from anywhere, on any device. With our Software-as-a-Service (SaaS) cloud content management platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with legal and regulatory requirements, internal policies and industry standards and regulations. Box provides a single content platform that accelerates business processes, improves employee productivity and protects an organization’s most valuable data. Our platform enables a broad set of business use cases across enterprises, hundreds of file formats and media types, and user experiences. Our platform integrates with leading enterprise business applications, and is compatible with multiple application environments, operating systems and devices, ensuring that workers have access to their critical business content whenever and wherever they need it.

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

Our go-to-market strategy is focused on selling our cloud content management platform as a solution for the entire enterprise with the full set of Box capabilities, leveraging our product suite offerings, and driving high-value significant business outcomes for our customers. This strategy combines top-down, high-touch sales efforts with end-user-driven bottoms-up adoption. We focus our efforts on larger enterprises, capitalizing on international growth, and utilizing our partner ecosystem, where most advantageous. Our sales representatives engage in direct interaction with IT decision makers including CEOs, CIOs, CISOs, IT directors and line of business department heads. We also field inbound inquiries and online sales opportunities. We further expand our market reach by leveraging a network of our channel partners that is comprised of value-added resellers and systems integrators as well as our own consulting services. We offer individuals a free basic version of Box that allows them to experience first-hand our easy-to-use and secure solution. Use of the Box offering often spreads virally within and across organizations, as users adopt Box and invite new users to collaborate. In addition, an organization will frequently purchase Box for one use case and then later expand its deployment to other use cases with larger groups of employees leading to deeper engagement with our service. Our solution selling strategy is focused on ensuring that new and existing customers see the full use-cases and possibilities with our cloud content management platform and the significant business outcomes.

We are building a rich technology partner ecosystem around Box. We offer nearly 1,500 integrations with partners including Microsoft, IBM, Salesforce.com, Apple, Google, Slack, Adobe, Palo Alto Networks, Okta, Zoom and others, giving our users easy access to their content in Box without leaving these applications. In addition, in-house enterprise developers and independent software developers can rapidly build and provision new applications that leverage and extend the core functionality of our services, increasingly with a focus on specific industries and vertical market use cases. To date, tens of thousands of third-party developers have leveraged our platform as the secure content layer for their applications.

We are committed to powering how the world does more good together. Box.org mobilizes our technology, talent, partners and institutional assets to enable nonprofits to innovate and fulfill their missions. Founded in 2014, Box.org now serves over 9,000 nonprofits with donated or discounted Box access, employee volunteer hours and cash grants from the Box.org Fund.

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

•

Simple and Rapid Deployment. Our cloud-based software allows organizations to easily, quickly and inexpensively deploy our products. IT administrators can quickly add users, set up permissions, create folders and policies, and begin using our products almost immediately without the need to procure and provision hardware or install and configure software.

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

•

Intelligent Threat Detection and Smart Access. With security being a core differentiator for Box, our newest offering, Box Shield, provides granular, real-time prevention and detection capabilities. Shield reduces the risk of accidental data leakage through native security classifications and granular access controls. It also detects potential insider threats and compromised accounts through alerts powered by Box's machine learning capabilities.

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

•

Box Platform for Custom Content Experiences. We provide a content Platform-as-a-Service (cPaaS) product, known as Box Platform, which allows IT teams and third-party developers to extend the power of Box across their applications and build custom content experiences. With our easy-to-use APIs, businesses can create a single source of truth for their content, allowing IT teams to deploy key business applications while easily managing how content is accessed, collaborated with, and secured. Coupled with our robust developer tools, the Box Platform helps organizations accelerate their transformation into digital businesses by building applications faster, without having to invest in building their own content management infrastructure.

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

•

Focus on Industry-Specific Capabilities. In order to facilitate easier and faster time to market, we offer industry-specific capabilities for those industries that have significant content and collaboration challenges. These features target specific business problems within those industries with a combination of Box, integration with industry-specific partner technologies, and implementation expertise from Box Consulting and/or implementation partners. For example, we recently launched Box GxP Validation, which targets life science companies and provides a new approach for maintaining always-on GxP compliance in the cloud and enables organizations subject to Food and Drug Administration regulations to manage both unregulated and regulated content within Box. We are able to serve highly regulated industries with specific requirements relating to compliance with certain security and regulatory standards, such as GxP and FedRAMP, and those required by HIPAA, FINRA, and the HITECH Act.

•

Box Zones for In-Region Data Storage. Box Zones enables businesses around the globe to adopt Box as their modern content management platform, while letting them store their data locally in certain regions. This helps organizations to address region-specific compliance mandates associated with data residency and privacy.

Customers

Our user base included over 70.6 million registered users as of January 31, 2020. We define a registered user as a Box account that has been provisioned a unique user identification number. As of January 31, 2020, approximately 81% of our registered users were non-paying users who independently registered for accounts (in many cases to enable them to collaborate securely with our paying enterprise user base) and approximately 19% of our registered users were paying users who registered as part of a larger enterprise or business account or by using a paid personal account.

As of January 31, 2020, we had over 97,000 paying organizations, and our solution was offered in 24 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services. Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT-sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; and (iv) organizations may purchase our Box Platform service to create custom business applications for their internal use and extended ecosystem of customers, suppliers and partners.

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

One reseller, which is also a customer, represented 10% of our revenue in the year ended January 31, 2020. Our geographic revenue and segment information is set forth in Notes 2 and 14, respectively, of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Sales and marketing expenses were $317.6 million, $312.2 million and $303.3 million for the years ended January 31, 2020, 2019 and 2018, respectively.

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

Research and development expenses were $199.8 million, $163.8 million and $136.8 million for the years ended January 31, 2020, 2019 and 2018, respectively.

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

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. As of January 31, 2020, our patents were set to expire between 2028 and 2038. We intend to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

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

Backlog

We generally sign annual and multiple-year subscription contracts for our cloud content management services. The frequency of our invoices to each customer is negotiated and varies among our subscription contracts. We continued to focus on annual payment frequencies for multi-year contracts in the twelve months ended January 31, 2020. As a result, for multi-year contracts, we frequently invoice an initial amount at contract signing followed by subsequent annual invoices. Until amounts are invoiced, they are typically not recorded in revenue, deferred revenue, billings or elsewhere in our consolidated financial statements other than disclosed as part of remaining performance obligations. To the extent future invoicing is determined to be certain, we consider such future subscription invoices to be non-cancellable backlog, which is disclosed as part of remaining performance obligations. Future invoicing is determined to be certain when we have an executed non-cancellable contract or a significant penalty is due upon cancellation, and invoicing is not dependent on a future event such as the delivery of a specific new product or feature, or the achievement of contractual contingencies. We had $353.4 million and $311.4 million of non-cancellable backlog as of January 31, 2020 and 2019, respectively. The increase of non-cancellable backlog as of January 31, 2020 was primarily driven by the addition of new customers, expansion within existing customers as they broaden their deployment of our product offerings, and the timing of customer driven renewals.

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

Employees

As of January 31, 2020, we had 2,046 employees. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

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

We also use our investor relations website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on certain Twitter accounts, such as @box, @levie and @boxincir. Information on, or that can be accessed through, our websites or these Twitter accounts is not part of this Annual Report on Form 10-K, and the inclusion of our website addresses and Twitter accounts are inactive textual references only.

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

Risks Related to Our Business and Our Industry

We have a history of cumulative losses, and we do not expect to be profitable for the near future.

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $144.3 million, $134.6 million and $155.0 million in our fiscal years ended January 31, 2020, 2019 and 2018, respectively. As of January 31, 2020, we had an accumulated deficit of $1.3 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our product development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the near future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, including as a result of the limited free trial version of our service, and the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

The market for cloud-based enterprise services is not as mature as the on-premise enterprise software market. Because we derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of our cloud content management solutions, our success will depend to a substantial extent on the widespread adoption of cloud computing in general and of cloud-based content management services in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional enterprise software into their organizations and, therefore, may be reluctant or unwilling to migrate to a cloud-based model for storing, accessing, sharing and managing their content. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the cloud computing market or the entry of competitive services. The expansion of the cloud content management market depends on a number of factors, including the cost, performance and perceived value associated with cloud computing, as well as the ability of companies that provide cloud-based services to address security and privacy concerns. If we or other providers of cloud-based services experience security incidents, loss or corruption of customer data, disruptions in delivery of services, network outages, disruptions in the availability of the internet or other problems, the market for cloud-based services as a whole, including our services, may be negatively affected. If there is a reduction in demand for cloud-based services caused by a lack of customer acceptance, technological challenges, weakening economic or political conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, it could result in decreased revenue, harm our growth rates, and adversely affect our business and operating results.

Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our services. Any decline in our customer renewals or failure to convince our customers to broaden their use of our services would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. Our customers have no obligation to renew their subscriptions upon expiration, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. Although our retention rate remains high, it has decreased over time, and may continue to decrease in the future, as some of our customers have elected and may elect not to renew their subscriptions with us or to decrease the scope of their deployments. For example, our retention rate was approximately 104% as of January 31, 2020, compared to 108% as of January 31, 2019.

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

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or offer new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we provide Box Platform, which allows our customers to leverage Box’s powerful content services within their own custom applications; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Zones, which gives global customers the ability to store their data locally in certain regions; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; and Box Skills, which enables customers to leverage a variety of machine learning tools to accelerate their business processes and help extract meaning from customers unstructured content. In June 2019, we launched the all new Box Relay, which provides our customers with powerful workflow automation tools to improve business processes. In addition, in October 2019 we launched Box Shield, a set of new content security controls and intelligent threat detection capabilities that enables enterprises to secure and protect their most valuable intellectual property and help prevent accidental data leakage, detect potential access misuse and proactively identify potential security threats. The success of any new products and services, enhancements, or modifications to existing products and services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, integrations, products or services. Failure in this regard may significantly impair our revenue growth and our future financial results. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

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

If our security measures are or are believed to be inadequate or breached as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques, improper user configuration or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity or availability of our data or our customers’ data, we could incur significant liability to various parties, including our customers and to individuals or organizations whose information is being stored by our customers, and our business may suffer and our reputation or competitive position may be damaged. Given that our customers manage significant amounts of sensitive and proprietary information on our platform, and many of our customers are in heavily regulated industries where there may be a greater concentration of sensitive and protective data, our reputation and market position are particularly sensitive to impacts from actual or perceived security breaches or concerns regarding security. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. We also expect to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or other security-related incident. Additionally, our service providers may suffer, or be perceived to suffer, data security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

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

We sell to U.S. federal and state and foreign government customers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of additional challenges and risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements may change, or we may lose one or more government certifications, and in doing so restrict our ability to sell into the government sector or maintain existing government customers until we have attained revised certifications. Government demand and payment for our products and services are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. An extended federal government shutdown resulting from budgetary decisions may limit or delay federal government spending on our solutions and adversely affect our revenue. Government entities may also have statutory, contractual or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future operating results.

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

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission has enacted a General Data Protection Regulation (GDPR) that became effective in May 2018, superseding prior EU data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance of up to the greater of 20 million euros or four percent of a company’s global revenue. The GDPR imposes significant obligations on companies regarding the handling of personal data. If we are unable to develop and offer services that meet our legal duties or help our customers meet their obligations under the GDPR or other laws or regulations relating to privacy, data protection, or information security, we may experience reduced demand for our services and become subject to significant fines and penalties, all of which would harm our business. Although U.S. and EU authorities reached agreement in 2016, regarding a means for legitimizing personal data transfers from the European Economic Area (EEA) to the United States under EU data protection law, the EU-U.S. Privacy Shield, it has faced legal challenges. It is unclear what effect these or any future challenges to the EU-U.S. Privacy Shield will have and whether it or the related Swiss-EU Privacy Shield will continue to function as an appropriate means for us to legitimize personal data transfers from the EEA or Switzerland to the U.S. Additionally, in 2018, the State of California enacted the California Consumer Privacy Act (CCPA), that became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA is the subject of proposed regulations issued by the California Attorney General in October 2019, but they have yet to be finalized. Aspects of the CCPA and its interpretation and enforcement remain unclear. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. There also have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. In June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which resulted in the United Kingdom exiting the European Union on January 31, 2020. Brexit could also lead to further legislative and regulatory changes. The UK Data Protection Act that substantially implements the GDPR became law in May 2018, and was the subject of statutory amendments that further aligned it with the GDPR in 2019. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

Our quarterly operating results, including the levels of our revenue, billings, gross margin, profitability, cash flow, deferred revenue, unrecognized revenue and remaining performance obligations, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	our ability to attract new customers;
•	our ability to convert users of our limited free version to paying customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	changes in our retention rate;
•	the timing of revenue recognition;
•	the impact on billings of shifting between annual and multi-year payment frequencies from our customers;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network or service outages, internet disruptions, disruptions to the availability of our service, security breaches or perceived security breaches and vulnerabilities;

•	general economic, industry and market conditions;
•	increases or decreases in the number of features or capabilities in our services or pricing changes upon any renewals of customer agreements;
•	changes in our go-to-market strategies and/or pricing policies and/or those of our competitors;
•	seasonal variations in our billings results and sales of our services, which have historically been highest in the fourth quarter of our fiscal year;
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

We currently store and process our customers’ information within multiple third-party data center hosting facilities located in Nevada and in third-party cloud computing and hosting facilities inside and outside of the United States. As part of our current disaster recovery arrangements, our production environment and metadata related to our customers’ data is currently replicated in near real time in facilities located in Nevada. In addition, all of our customers’ data is typically replicated on a third-party storage platform located inside and outside of the United States. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct, including by state-sponsored or otherwise well-funded actors. Any damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken at these facilities, the occurrence of natural or man-made disasters, security issues (including an act of terrorism or an armed conflict), certain geopolitical events, labor or trade disputes, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service or cause us to not comply with certification requirements. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. For example, in September 2019, a modification to a perimeter network configuration caused an internal routing problem which led to all Box services being temporarily unavailable. As we continue to add data centers, increase our dependence on third-party cloud computing and hosting providers, and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. In particular, as part of our hybrid cloud infrastructure strategy, we are in the process of migrating our primary data centers to significantly lower cost regions in order to continue to optimize infrastructure efficiency and to support the growth in our paying customers. Despite precautions taken during any of these data center moves and data transfers, any unsuccessful data transfers may impair the delivery of our service and could materially and adversely disrupt our operations and our service delivery to our customers, which could result in contractual penalties or damage claims from customers. In addition, changes to our data center infrastructure could occur over a period longer than planned, could require greater than expected investment and other internal and external resources and could cause us to incur increased costs as we operate multiple data center facilities. It may also take longer to realize the intended favorable benefits from any data center infrastructure migrations and improvements than expected, and disruptions or unexpected costs may continue to occur while we enhance our data center infrastructure.

Our business is subject to the risks of natural disasters, pandemics and other catastrophic events.

The occurrence of any catastrophic event, including a pandemic (such as that related to COVID-19), earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, or terrorist attack, could result in lengthy interruptions in our service. Our corporate headquarters is located in the San Francisco Bay Area, a region known for seismic activity. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, pandemics, acts of terrorism or war could cause disruptions to the Internet or the economy as a whole, which could have a significant impact on our business and operating results. For example, the recent coronavirus (COVID-19) outbreak, which has been declared a pandemic by the World Health Organization, could disrupt or have a material adverse effect on our business or the business of our partners and customers. The extent to which the coronavirus (COVID-19) outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. In addition, a health epidemic could adversely affect the economies of many countries, resulting in an economic downturn that could affect demand for our services and likely impact our operating results. Even with our disaster recovery arrangements, our services could be interrupted. Our partners, suppliers, and customers are also subject to the risk of catastrophic events. In those events, our ability to deliver our services in a timely manner, as well as the demand for our services, may be adversely impacted by factors outside our control.  If our systems were to fail or be negatively impacted as a result of a natural disaster, pandemic or other catastrophic event, our ability to deliver our services to our customers would be impaired, we could lose critical data, our reputation could suffer and we could be subject to contractual penalties.

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

Because of the large amount of data that we collect and manage, it is possible that hardware failures, software errors, errors in our systems, or by third-party service providers, user errors, or internet outages could result in data loss or corruption that our customers regard as significant. Furthermore, the availability or performance of our services could be adversely affected by a number of factors, including customers’ inability to access the internet, the failure of our network or software systems, security breaches or variability in customer traffic for our services. We have been required and, in the future, may be required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from some of these events. In addition to potential liability, if we experience interruptions in the availability of our services, our reputation could be adversely affected, which could result in the loss of customers. For example, our customers access our services through their internet service providers. If a service provider fails to provide sufficient capacity to support our services or otherwise experiences service outages, such failure could interrupt our customers’ access to our services, adversely affect their perception of our services’ reliability and consequently reduce our revenue.

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

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;
•	increased financial accounting and reporting burdens and complexities;
•	restrictions on the transfer of funds;
•	reliance on third-party resellers and other parties;
•	adverse tax consequences; and
•	unstable regional, economic, social and political conditions.

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

Failure to adequately expand and optimize our direct sales force and successfully maintain our online sales experience will impede our growth.

We will need to continue to optimize our sales infrastructure in order to grow our customer base and our business. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. If we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the intended benefits of this investment or increase our revenue.

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

As of January 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $735.2 million, state net operating loss carryforwards of approximately $675.0 million, and foreign net operating loss carryforwards of approximately $320.6 million. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have in the past experienced an ownership change which has impacted our ability to fully realize the benefit of these net operating loss carryforwards. If we experience additional ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

Generally accepted accounting principles (GAAP) in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in February 2016, the FASB issued accounting standards update No. 2016-02, which requires lessees to record most leases on their balance sheet while recognizing expense in a manner similar to current lease accounting guidance. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new accounting guidance was effective for us beginning February 1, 2019 and our financial statements were materially affected as further discussed in Note 2 of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, were we to change our critical accounting estimates, including the timing of recognition of subscription revenue and other revenue sources, our results of operations could be significantly impacted. These or other changes in accounting principles could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from February 1, 2019 through January 31, 2020, the closing price of our Class A common stock ranged from $13.03 per share to $24.88 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. In 2019, we were the subject of securities litigation. This or any future securities litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

We also lease offices in other locations, with our principal offices in San Francisco, California; Austin, Texas; New York, New York; London, England; and Tokyo, Japan. We intend to procure additional space as we add employees in our current locations and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of January 31, 2020.

On June 6, 2019, a purported securities class action was filed in the U.S. District Court for the Northern District of California naming Box and certain of its officers and directors as defendants. The action was voluntarily dismissed without prejudice on December 16, 2019.

On October 23, 2019, a shareholder derivative complaint was filed in the Superior Court of California, San Mateo County, purportedly on behalf of Box and naming as defendants certain current and former officers and directors. The complaint was voluntarily dismissed without prejudice on December 26, 2019.

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

Holders of Record

As of February 28, 2020, there were 248 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the NASDAQ Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on January 31, 2015 and its relative performance is tracked through January 31, 2020. The returns shown are based on historical results and are not intended to suggest future performance.

	Base
	Period
Company/Index	01/31/2015	01/31/2016	01/31/2017	01/31/2018	01/31/2019	01/31/2020
Box, Inc.	$100	$57	$91	$118	$111	$80
S&P 500 Index	100	97	114	142	136	162
NASDAQ Computer Index	100	105	129	183	179	257

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and the related notes included in Item 8 of this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period. We adopted ASC Topic 842, effective February 1, 2019, and ASC Topic 606, effective February 1, 2018, both utilizing the modified retrospective method. The reported results for fiscal year 2020 reflect the application of ASC 842, and the reported results for fiscal year 2019 onwards reflect the application of ASC 606. The reported results for fiscal years presented prior to adoption are not adjusted and continue to be reported under ASC Topic 840 and ASC Topic 605.

	Year Ended January 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$696,264	$608,386	$506,142	$398,605	$302,704
Cost of revenue (1)(2)	215,577	173,594	135,248	112,130	87,100
Gross profit	480,687	434,792	370,894	286,475	215,604
Operating expenses:
Research and development (2)	199,750	163,750	136,791	115,928	102,500
Sales and marketing (1)(2)	317,615	312,210	303,319	253,020	242,184
General and administrative (1)(2)	102,794	93,069	84,805	68,182	71,923
Total operating expenses	620,159	569,029	524,915	437,130	416,607
Loss from operations	(139,472)	(134,237)	(154,021)	(150,655)	(201,003)
Interest expense, net	(2,338)	(316)	(1,013)	(896)	(1,157)
Other (loss) income, net	(1,128)	1,339	789	678	(98)
Loss before provision for income taxes	(142,938)	(133,214)	(154,245)	(150,873)	(202,258)
Provision for income taxes	1,410	1,398	715	914	690
Net loss	$(144,348)	$(134,612)	$(154,960)	$(151,787)	$(202,948)
Net loss per share, basic and diluted	$(0.98)	$(0.95)	$(1.16)	$(1.19)	$(1.67)
Weighted-average shares used to compute net loss per share, basic and diluted	147,762	141,351	133,932	127,469	121,240

(1)	Includes intangible assets amortization as follows:

	Year Ended January 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of revenue	$—	$—	$365	$3,197	$5,443
Sales and marketing	—	9	—	—	—
General and administrative	—	15	154	155	154
Total intangible assets amortization	$—	$24	$519	$3,352	$5,597

(2)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cost of revenue	$16,769	$14,065	$10,742	$7,882	$4,664
Research and development	62,565	45,189	37,733	30,796	24,696
Sales and marketing	38,030	36,864	31,742	26,142	19,530
General and administrative	28,624	23,178	17,268	13,552	10,614
Total stock-based compensation	$145,988	$119,296	$97,485	$78,372	$59,504

	January 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$195,586	$217,518	$208,076	$177,391	$185,741
Working capital	(119,708)	(34,646)	5,222	24,160	69,528
Total assets	959,991	650,161	553,566	493,674	497,488
Deferred revenue, current and non-current	423,849	375,041	320,923	241,984	186,413
Debt, current and non-current	40,000	40,000	40,000	40,000	40,000
Finance lease liabilities, current and non-current	138,061	72,914	45,824	35,445	12,014
Total stockholders’ equity	22,357	31,405	14,968	74,732	137,901

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

Overview

Box provides a leading cloud content management platform that enables organizations of all sizes to securely manage their content while allowing easy, secure access and sharing of this content from anywhere, on any device. With our Software-as-a-Service (SaaS) cloud content management platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with legal and regulatory requirements, internal policies and industry standards and regulations. Box provides a single content platform that accelerates business processes, improves employee productivity and protects an organization’s most valuable data. Our platform enables a broad set of business use cases across enterprises, hundreds of file formats and media types, and user experiences. Our platform integrates with leading enterprise business applications, and is compatible with multiple application environments, operating systems and devices, ensuring that workers have access to their critical business content whenever and wherever they need it.

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

Our user base included 70.6 million registered users as of January 31, 2020. We define a registered user as a Box account that has been provisioned a unique user identification number. As of January 31, 2020, 19% of our registered users were paying users who registered as part of a larger enterprise or business account or by using a paid personal account. As of January 31, 2020, we had over 97,000 paying organizations, and our solution was offered in 24 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

We intend to continue scaling our organization to meet the increasingly complex needs of our customers. Our sales and customer success teams are organized to efficiently serve organizations ranging from small businesses to the world’s largest global organizations. We have invested in our sales and marketing teams to sell our services around the world, as well as in our development efforts to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make investments in both our infrastructure to meet the needs of our growing global user base and our professional services organization (Box Consulting) to address the strategic needs of our customers in more complex deployments and to drive broader adoption across a wide array of use cases. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the near future.

For the years ended January 31, 2020, 2019 and 2018, our revenue was $696.3 million, $608.4 million, and $506.1 million, respectively, representing year-over-year growth of 14% and 20%, respectively, and our net losses were $144.3 million, $134.6 million, and $155.0 million, respectively. For the years ended January 31, 2020, 2019 and 2018, revenue from non-U.S. customers represented 25%, 23%, and 22% of our revenue, respectively. Box is headquartered in Redwood City, California and operates offices throughout the United States, Europe, and Asia.

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

We adopted ASC Topic 842, effective February 1, 2019, and ASC Topic 606, effective February 1, 2018, both utilizing the modified retrospective method. The reported results for fiscal year 2020 reflect the application of ASC Topic 842, and the reported results for fiscal year 2019 onwards reflect the application of ASC 606. The reported results for fiscal years presented prior to adoption are not adjusted and continue to be reported under ASC Topic 840 and ASC Topic 605.

	Year Ended January 31,
	2020	2019	2018
Remaining performance obligations (in millions)*	$767.8	$686.3	$—
Remaining performance obligations growth rate*	12%	—	—
Billings (in thousands)	$745,075	$672,897	$585,081
Billings growth rate	11%	15%	29%
Free cash flow (in thousands)**	$(7,238)	$13,822	$7,517
Retention rate (period end)	104%	108%	110%

*

Box began disclosing remaining performance obligations upon the adoption of ASC Topic 606 on February 1, 2018. Year-over-year comparisons against prior periods before February 1, 2018 are not applicable.

**

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-18 requires entities to show the changes in cash, cash equivalents, and restricted cash in the statement of cash flows. We adopted ASU 2016-18, effective February 1, 2018, utilizing the retrospective transition method. For the year ended January 31, 2018, we revised the cash flows from operating activities to reflect the change in presentation of restricted cash. We further revised free cash flow to no longer exclude the use and release of restricted cash to guarantee a significant letter of credit for our Redwood City headquarters. The retrospective adjustments for the year ended January 31, 2018 resulted in a decrease in free cash flow from positive $8.9 million, as initially reported, to positive $7.5 million, as adjusted.

Remaining Performance Obligations

Remaining performance obligations (RPO) represent, at a point in time, contracted revenue that has not yet been recognized. RPO consists of deferred revenue and backlog, offset by contract assets. Backlog is defined as non-cancellable contracts deemed certain to be invoiced and recognized as revenue in future periods. Future invoicing is determined to be certain when we have an executed non-cancellable contract or a significant penalty is due upon cancellation, and invoicing is not dependent on a future event such as the delivery of a specific new product or feature, or the achievement of contractual contingencies. While Box believes RPO is a leading indicator of revenue as it represents sales activity not yet recognized in revenue, it is not necessarily indicative of future revenue growth as it is influenced by several factors, including seasonality, contract renewal timing, average contract terms and foreign currency exchange rates. Box monitors RPO to manage the business and evaluate performance. Although we consider RPO to be a significant performance measure, we do not consider it to be a non-GAAP financial measure given that it is calculated in accordance with GAAP, specifically under ASC Topic 606.

RPO increased 12% in the year ended January 31, 2020 over the year ended January 31, 2019. The increase in RPO was primarily driven by the addition of new customers, expansion within existing customers as they broadened their deployment of our product offerings, and the timing of customer-driven renewals.

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

Billings increased 11% in the year ended January 31, 2020 over the year ended January 31, 2019. The increase in billings was primarily driven by the addition of new customers, expansion within existing customers as they broadened their deployment of our product offerings, and the timing of customer-driven renewals, partially offset by a large customer reducing its use cases in the current period.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Year Ended January 31,
	2020	2019		2018
GAAP revenue	$696,264	$608,386		$506,142
Deferred revenue, end of period	423,849	375,041		320,923
Less: deferred revenue, beginning of period	(375,041)	(311,109)	*	(241,984)
Contract assets, beginning of period	3	582		—
Less: contract assets, end of period	—	(3)		—
Billings	$745,075	$672,897		$585,081

*	Balance as of February 1, 2018 upon the adoption of ASC Topic 606

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities (which we previously referred to as capital lease liabilities), capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify adjusting items in our reconciliation of GAAP to non-GAAP financial measures. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to net cash provided by operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section of this Annual Report on Form 10-K. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

Free cash flow decreased $21.1 million in the year ended January 31, 2020 as compared to the year ended January 31, 2019. The decrease in free cash flow was primarily driven by an increase in principal payments of finance lease liabilities of $14.6 million, a decrease in cash provided by operating activities of $10.6 million,  and an increase in capitalized internal-use software costs of $5.2 million associated with the development of additional significant features and functionality to our products, partially offset by a decrease in capital expenditures of $9.3 million. The primary factors affecting the decrease in cash flows provided by operating activities included changes in our operating assets and liabilities of $50.6 million and an increase of our net loss of $9.7 million, partially offset by an increase in non-cash charges of $49.7 million. The decrease in capital expenditures was primarily related to the completion of our facilities buildouts in Austin, Tokyo, and London during fiscal year 2019. The increase in principal payments of finance lease liabilities was due to our continued investment in our data center operations.

Retention Rate

Retention rate is defined as the net percentage of Total Account Value (TAV) retained from existing customers, including expansion. We calculate our retention rate as of a period end by starting with the TAV from customers with contract value of $5,000 or more as of 12 months prior to such period end (Prior Period TAV) and a subscription term of at least 12 months. We then calculate TAV from these same customers as of the current period end (Current Period TAV). Finally, we divide the Current Period TAV by the Prior Period TAV and report the average of this calculation over the prior twelve months to arrive at our retention rate.

Our retention rate was 104%, 108% and 110% as of January 31, 2020, 2019 and 2018, respectively. The calculation of our retention rate reflects both net user expansion and the loss of customers who do not renew their subscriptions with us, which was below 5% of the Prior Period TAV. Beginning in fiscal year 2021, we will be including all customers in our churn and net retention calculations, both of which will be year-over-year measures. As a result of our focus on driving an efficient land and expand go-to-market strategy, large enterprise customers may begin their deployments with contract values below $5,000 and expand significantly over time. This new methodology will provide a more comprehensive view of how existing customers contribute to our overall revenue growth. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric. Our strong retention rates were primarily attributable to strong seat growth in existing customers and strong attach rates of add-on products. As our customers purchase add-on products, we tend to realize significantly higher average contract values and stronger retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, Customer Success, and Box Consulting have been a significant factor in our strong customer retention results. Our retention rate is higher in customers who have purchased at least one add-on product. As we penetrate customer accounts, we expect our retention rate to remain above 100% for the foreseeable future.

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

Cost of Revenue

Our cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, payments to outside technology service providers, depreciation of servers and equipment, security services and other tools, as well as amortization expense associated with acquired technology and capitalized internally developed software. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below. As part of our hybrid cloud infrastructure strategy, we are in the process of migrating our primary data centers to significantly lower cost regions, which will allow us to optimize our infrastructure efficiency while supporting growth in our paying customers.  We are seeing increased costs during the migration process, but the majority of our duplicative costs are behind us, and we expect to complete this migration in fiscal year 2021. Upon the completion of this migration, we expect our cost of revenue to increase in dollars but trend downwards as a percentage of revenue as we continue to drive efficiencies in our infrastructure to support the growth of our business, our customer base, as well as our international expansion.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities, information technology costs and employee benefit costs.

Research and Development. Research and development expense consists primarily of employee compensation and related expenses, as well as allocated overhead. Our research and development efforts are focused on scaling our platform, building an ecosystem of best-of-breed applications and platforms, adding enterprise grade features, functionality and enhancements such as workflow automation, intelligent content management capabilities, and advanced security to enhance the ease of use of our cloud content management services. We capitalize certain qualifying costs to develop software for internal use incurred during the application development stage. We expect our research and development expense to increase in dollars but remain stable as a percentage of revenue over time, even as we continue to make significant enhancements to our cloud content management product offerings and services and develop new technologies.

Sales and Marketing. Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel-related expenses, as well as allocated overhead. Marketing programs include but are not limited to advertising, events, corporate communications, brand building, and product marketing. Sales and marketing expense also consists of data center and customer support costs related to providing our cloud-based services to our free users. We market and sell our cloud content management services worldwide through our direct sales organization and through indirect distribution channels such as strategic resellers. We expect our sales and marketing expense to continue to increase in dollars but decrease as a percentage of revenue over time as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments, and as we focus on improving sales productivity from our solution selling strategy and simplifying our product offerings while optimizing the size of our sales and marketing organization to capture strong demand globally.

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

Interest Expense, Net

Interest expense, net consists of interest expense and interest income. Interest expense consists primarily of interest charges for our line of credit and interest rate swap agreement, interest expense related to finance leases (which we previously referred to as capital leases), unused commitment fees on our line of credit, the amortization of capitalized debt issuance costs, and fees on our letters of credit. Interest income consists primarily of interest earned on our cash and cash equivalents. We have historically invested our cash and cash equivalents in overnight deposits, certificates of deposit, money market funds, and short term, investment-grade corporate debt, marketable securities and asset backed securities.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue. We adopted ASC Topic 842, effective February 1, 2019, and ASC Topic 606, effective February 1, 2018, both utilizing the modified retrospective method. The reported results for fiscal year 2020 reflect the application of ASC 842, and the reported results for fiscal year 2019 onwards reflect the application of ASC 606. The reported results for fiscal years presented prior to adoption are not adjusted and continue to be reported under ASC Topic 840 and ASC Topic 605.

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$696,264	$608,386	$506,142
Cost of revenue (1)(2)	215,577	173,594	135,248
Gross profit	480,687	434,792	370,894
Operating expenses:
Research and development (2)	199,750	163,750	136,791
Sales and marketing (1)(2)	317,615	312,210	303,319
General and administrative (1)(2)	102,794	93,069	84,805
Total operating expenses	620,159	569,029	524,915
Loss from operations	(139,472)	(134,237)	(154,021)
Interest expense, net	(2,338)	(316)	(1,013)
Other (loss) income, net	(1,128)	1,339	789
Loss before provision for income taxes	(142,938)	(133,214)	(154,245)
Provision for income taxes	1,410	1,398	715
Net loss	$(144,348)	$(134,612)	$(154,960)

(1)	Intangible assets amortization was not material for the periods presented.
(2)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$16,769	$14,065	$10,742
Research and development	62,565	45,189	37,733
Sales and marketing	38,030	36,864	31,742
General and administrative	28,624	23,178	17,268
Total stock-based compensation	$145,988	$119,296	$97,485

	Year Ended January 31,
	2020	2019	2018
Percentage of Revenue:
Revenue	100%	100%	100%
Cost of revenue (1)(2)	31	29	27
Gross profit	69	71	73
Operating expenses:
Research and development (2)	29	27	27
Sales and marketing (1)(2)	45	51	60
General and administrative (1)(2)	15	15	16
Total operating expenses	89	93	103
Loss from operations	(20)	(22)	(30)
Interest expense, net	(1)	—	—
Other (loss) income, net	—	—	—
Loss before provision for income taxes	(21)	(22)	(30)
Provision for income taxes	—	—	—
Net loss	(21)%	(22)%	(30)%

(1)	Intangible assets amortization was not material for the periods presented.
(2)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2020	2019	2018
Cost of revenue	2%	2%	2%
Research and development	9	8	8
Sales and marketing	6	6	6
General and administrative	4	4	3
Total stock-based compensation	21%	20%	19%

Comparison of the Years Ended January 31, 2020 and 2019

Revenue

	Year Ended January 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue	$696,264	$608,386	$87,878	14%

The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 5% from January 31, 2019 to January 31, 2020, and strong attach rates of add-on products, which strengthened our price per seat. Also, in this period, we experienced continued renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 104% as of January 31, 2020.

Cost of Revenue

	Year Ended January 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$215,577	$173,594	$41,983	24%
Percentage of revenue	31%	29%

The increase in absolute dollars was primarily due to a net increase of $12.7 million in depreciation primarily related to additional data center equipment and an increase of $12.1 million in rent primarily related to the expansion of data centers and our temporary occupancy of redundant colocation facilities as we are migrating our data center footprint to lower cost regions. In addition, there was an increase of $5.0 million in employee and related costs primarily driven by an increase in headcount from 320 employees as of January 31, 2019 to 364 employees as of January 31, 2020, an increase of $3.6 million in allocated overhead costs attributable mainly to increased facilities and IT software and support service costs, and an increase of $2.7 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. Cost of revenue as a percentage of revenue increased two points year-over-year. As part of our hybrid cloud infrastructure strategy, we are in the process of migrating our primary data centers to significantly lower cost regions, which will allow us to optimize infrastructure efficiency while supporting growth in our paying customers. As part of the migration, we have incurred increased overall costs as we pay for duplicative data center footprints, with the majority of costs being incurred as of January 31, 2020. Therefore, we expect our cost of revenue as a percentage of revenue to decrease slightly in the fiscal year ending January 31, 2021.

Research and Development

	Year Ended January 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$199,750	$163,750	$36,000	22%
Percentage of revenue	29%	27%

The increase in absolute dollars was primarily due to an increase of $12.7 million in employee and related costs primarily driven by an increase in headcount from 409 employees as of January 31, 2019 to 441 employees as of January 31, 2020 and an increase of $17.4 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. The employee and related costs and stock-based compensation expense are net of an increase of $8.3 million in capitalized internally developed software costs associated with the development of additional significant features and functionality to our products. In addition, there was an increase of $5.5 million in allocated costs attributable mainly to increased facilities and IT software and support services costs. Research and development expenses as a percentage of revenue increased two points year-over-year. We continue to invest in enhancements of our product and services, develop new products, and further differentiate our offerings. We expect our research and development expenses to increase in dollars but remain relatively stable as a percentage of revenue over time, even as we continue to make significant enhancements to our cloud content management product offerings and services, including expanding our advanced security, intelligence, and workflow automation capabilities.

Sales and Marketing

	Year Ended January 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$317,615	$312,210	$5,405	2%
Percentage of revenue	45%	51%

The increase in absolute dollars was primarily due to an increase of $7.8 million in commission expense primarily driven by increased sales and an increase of $1.3 million in travel-related expenses. The increase in sales and marketing expenses were partially offset by a $3.6 million decrease in marketing expenses for media and marketing events. Sales and marketing expenses as a percentage of revenue decreased six points year-over-year due to our focus on driving greater efficiency from our solution selling strategy and simplifying our product offerings.

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

General and Administrative

	Year Ended January 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
General and administrative	$102,794	$93,069	$9,725	10%
Percentage of revenue	15%	15%

The increase in absolute dollars was primarily due to an increase of $9.6 million in employee and related costs primarily driven by the increase in headcount from 316 employees as of January 31, 2019 to 361 employees as of January 31, 2020 and an increase of $5.4 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. The increase in general and administrative expenses was partially offset by a $3.0 million decrease in outside agency costs and consulting services. General and administrative expense as a percentage of revenue remained flat year-over-year. We expect our general and administrative expense to increase in dollars but to decrease as a percentage of revenue over time as we benefit from even greater operational efficiency.

Interest Expense, Net and Other (Loss) Income, Net

	Year Ended January 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(2,338)	$(316)	$(2,022)	*
Other (loss) income, net	(1,128)	1,339	(2,467)	*

*	Percentage change not meaningful

The increase in interest expense, net is primarily due to an increase in interest expense related to finance leases provisioned for our data center facilities, partially offset by an increase in interest income from our certificates of deposit and money market funds.

Other (loss) income, net, consisted primarily of foreign currency (losses) gains.

Provision for Income Taxes

	Year Ended January 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$1,410	$1,398	$12	1%

The increase in provision expense was primarily due to a reduction in current tax expense, offset by a reduction in deferred tax benefit in Japan.

Comparison of the Years Ended January 31, 2019 and 2018

Revenue

	Year Ended January 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Revenue	$608,386	$506,142	$102,244	20%

The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 12% from January 31, 2018 to January 31, 2019, and strong attach rates of add-on products, which strengthened our price per seat. Also, in this period, we experienced continued renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 108% as of January 31, 2019.

Cost of Revenue

	Year Ended January 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$173,594	$135,248	$38,346	28%
Percentage of revenue	29%	27%

The increase in absolute dollars was primarily due to an increase of $10.0 million in employee and related costs primarily driven by the increase in headcount from 266 employees as of January 31, 2018 to 320 employees as of January 31, 2019 and an increase of $3.3 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. In addition, there was an increase of $6.7 million in data center and hosted data service costs, a net increase of $5.3 million in depreciation primarily related to additional data center equipment, an increase of $3.8 million in rent primarily related to the expansion of data centers, an increase of $3.3 million in allocated costs attributable mainly to increased facilities and IT software and support services costs and a $1.8 million increase in enterprise subscription software. Cost of revenue as a percentage of revenue increased two points year-over-year.

Research and Development

	Year Ended January 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Research and development	$163,750	$136,791	$26,959	20%
Percentage of revenue	27%	27%

The increase in absolute dollars was primarily due to an increase of $17.1 million in employee and related costs primarily driven by the increase in headcount from 358 employees as of January 31, 2018 to 409 employees as of January 31, 2019 and an increase of $8.2 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. In addition, there was an increase of $3.7 million in allocated costs attributable mainly to increased facilities and IT software and support services costs and an increase of $1.8 million related to outside agency costs and consulting services. The increase in research and development expenses was partially offset by a $3.5 million increase in capitalized internally developed software costs associated with the development of additional significant features and functionality to our products. Research and development expense as a percentage of revenue remained flat year-over-year.

Sales and Marketing

	Year Ended January 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$312,210	$303,319	$8,891	3%
Percentage of revenue	51%	60%

The increase in absolute dollars was primarily due to an increase of $18.0 million in employee and related costs primarily driven by the increase in headcount from 876 employees as of January 31, 2018 to 935 employees as of January 31, 2019 and an increase of $5.1 million in stock-based compensation primarily driven by equity grants to existing and new employees. In addition, there was an increase of $9.1 million in allocated costs attributable mainly to increased facilities and IT software and support services costs. The increase in sales and marketing expenses was partially offset by a $19.6 million decrease of commission costs primarily due to the adoption of ASC Topic 606 and a $2.9 million decrease in data center and customer support costs to support our free users. Sales and marketing expenses as a percentage of revenue decreased nine points year-over-year due to the adoption of ASC Topic 606, our focus on driving greater efficiency from our solution selling strategy, and a decrease in cost to support our free users.

General and Administrative

	Year Ended January 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
General and administrative	$93,069	$84,805	$8,264	10%
Percentage of revenue	15%	16%

The increase in absolute dollars was primarily due to an increase of $4.7 million in employee and related costs primarily driven by the increase in headcount from 284 employees as of January 31, 2018 to 316 employees as of January 31, 2019 and an increase of $5.9 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. Despite an increase in absolute dollars, general and administrative expense as a percentage of revenue decreased one point year-over-year as we continued to benefit from greater operational efficiency and scale.

Interest Expense, Net and Other Income, Net

	Year Ended January 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(316)	$(1,013)	$697	(69)%
Other income, net	1,339	789	550	70%

Interest expense, net decreased primarily due to an increase in interest income from our certificates of deposit, which we obtained in fiscal year 2019, partially offset by an increase in interest expense related to finance leases provisioned for our data center facilities.

The increase in other income, net was primarily due to the recognition of a $2.0 million gain from the sale of a strategic equity investment during the year ended January 31, 2019.

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

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended January 31, 2020. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with generally accepted accounting principles in the United States. We adopted ASC Topic 842, effective February 1, 2019, utilizing the modified retrospective method. The reported results for quarterly periods within fiscal year 2020 reflect the application of ASC Topic 842, while the reported results for the quarterly periods presented prior to adoption are not adjusted and continue to be reported under ASC Topic 840. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for a full year or any future period.

	Three Months Ended
	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019	Jan. 31, 2019	Oct. 31, 2018	Jul. 31, 2018	Apr. 30, 2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$183,585	$177,156	$172,549	$162,974	$163,713	$155,944	$148,222	$140,507
Cost of revenue (1)(2)	56,719	56,302	53,872	48,684	47,197	44,724	42,605	39,068
Gross profit	126,866	120,854	118,677	114,290	116,516	111,220	105,617	101,439
Operating expenses:
Research and development (2)	53,161	50,652	49,693	46,244	41,362	42,310	41,830	38,248
Sales and marketing (1)(2)	75,451	82,939	80,405	78,820	73,738	84,490	76,984	76,998
General and administrative (1)(2)	26,835	26,496	24,856	24,607	23,110	23,884	24,022	22,053
Total operating expenses	155,447	160,087	154,954	149,671	138,210	150,684	142,836	137,299
Loss from operations	(28,581)	(39,233)	(36,277)	(35,381)	(21,694)	(39,464)	(37,219)	(35,860)
Interest expense, net	(1,197)	(738)	(335)	(68)	(108)	(47)	(91)	(70)
Other (loss) income, net	(288)	(653)	693	(880)	2,582	(321)	(579)	(343)
Loss before provision for income taxes	(30,066)	(40,624)	(35,919)	(36,329)	(19,220)	(39,832)	(37,889)	(36,273)
Provision for income taxes	324	272	315	499	474	364	196	364
Net loss	$(30,390)	$(40,896)	$(36,234)	$(36,828)	$(19,694)	$(40,196)	$(38,085)	$(36,637)
Net loss per share, basic and diluted	$(0.20)	$(0.28)	$(0.25)	$(0.25)	$(0.14)	$(0.28)	$(0.27)	$(0.26)
Weighted-average shares used to compute net loss per share, basic and diluted	150,031	148,555	147,032	145,275	143,703	142,366	140,718	138,524

(1)	Intangible assets amortization was not material for the periods presented.
(2)	Includes stock-based compensation expense as follows:

	Three Months Ended
	Jan. 31, 2020	Oct. 31, 2019	Jul. 31, 2019	Apr. 30, 2019	Jan. 31, 2019	Oct. 31, 2018	Jul. 31, 2018	Apr. 30, 2018
	(in thousands)
Cost of revenue	$4,370	$4,428	$4,360	$3,611	$3,785	$3,598	$3,561	$3,121
Research and development	17,687	16,653	15,250	12,975	11,521	12,043	11,477	10,148
Sales and marketing	9,386	9,250	9,994	9,400	9,163	9,708	9,932	8,061
General and administrative	7,620	7,427	7,201	6,376	5,741	6,441	5,713	5,283
Total stock-based compensation	$39,063	$37,758	$36,805	$32,362	$30,210	$31,790	$30,683	$26,613

Quarterly Revenue Trends

Our quarterly revenue generally increased sequentially for all periods presented due primarily to the addition of new customers, strong attach rates of add-on products, and the continued renewals from and expansion within existing customers as they broadened their deployment of our services. Our fourth quarter has historically been our strongest quarter for contracting activity as a result of buying patterns of large enterprises. Our first quarter revenue is negatively impacted relative to the preceding fourth quarter due to the fewer number of days in the first quarter over which we record subscription and premier service revenue as compared to the preceding fourth quarter.

Quarterly Costs and Expenses Trends

Total costs and expenses generally increased sequentially for all periods presented, primarily due to the addition of personnel in connection with the expansion of our business. Our research and development expenses generally grew over the periods as we continued to invest in enhancements of our products and developed new products. Sales and marketing expenses fluctuated quarter to quarter as we continued to focus on driving greater efficiency from our solution selling strategy and simplifying our product offerings. In addition, we incurred higher sales and marketing expenses in our third quarter due to our annual users’ conference. Although general and administrative costs generally increased in recent quarters, the increase was at a slower pace in comparison to our revenue as a result of greater operational efficiency and scale.

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

Liquidity and Capital Resources

	Year Ended January 31,
	2020	*	2019	**	2018	***
	(in thousands)
Net cash provided by operating activities	$44,713		$55,321		$35,391
Net cash used in investing activities	(13,296)		(16,151)		(11,715)
Net cash used in financing activities	(53,416)		(29,567)		(19,830)

*	As reported and disclosed under ASC Topic 842 and ASC Topic 606
**	As reported and disclosed under ASC Topic 840 and ASC Topic 606
***	As reported and disclosed under ASC Topic 840 and ASC Topic 605; adjusted due to the adoption of ASU 2016-18

As of January 31, 2020, we had cash, cash equivalents, and restricted cash of $195.6 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits, certificates of deposit, and money market funds. Despite generating significant operating losses as reflected in our accumulated deficit, we generated positive cash flows from operations as reflected in our consolidated statements of cash flows for the twelve-month period ended January 31, 2020. While we may continue to incur operating losses, we expect to continuously improve overall cash flows from operations through improvements to our working capital management processes to provide capital resources for strategic initiatives to grow our business.

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

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the “November 2017 Facility”) with a maturity date of November 27, 2020. On November 29, 2017, the restrictions on our certificates of deposit that collateralized the letters of credit were released as the letters of credit were included under the November 2017 Facility sublimit. As such, we released $26.1 million from restricted cash to cash and cash equivalents.

On July 12, 2019, we entered into Amendment No. 1 to the November 2017 Facility. Pursuant to the terms of the amendment, among other changes, (i) the maturity date of borrowings under the November 2017 Facility was extended from November 27, 2020 to July 12, 2022; (ii) the revolving commitments were increased from $85.0 million to $100.0 million; (iii) the sublimit for the issuance of letters of credit was increased from $30.0 million to $45.0 million; and (iv) the covenant in the November 2017 Facility that limits the amount of finance leases and debt that we can incur to finance the acquisition, construction or improvement of any equipment or capital assets was increased from $100.0 million to $200.0 million. The proceeds of the revolving loans may be used for general corporate purposes. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.  Interest on the revolving loans is payable quarterly in arrears with respect to loans based on the prime rate and at the end of an interest period in the case of loans based on the LIBOR rate (or at each three-month interval if the interest period is longer than three months).  Borrowings under the November 2017 Facility are collateralized by substantially all of our assets. The November 2017 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement.  Additionally, the November 2017 Facility contains customary affirmative and negative covenants, including covenants limiting our, and our subsidiaries’, ability to, among other things, grant liens, incur debt, pay dividends or distributions on the capital stock, effect certain mergers, make investments, dispose of assets and enter into transactions with affiliates, in each case subject to customary exceptions for a credit facility of the size and type of the November 2017 Facility.

Operating Activities

For the year ended January 31, 2020, cash provided by operating activities was $44.7 million. The primary factors affecting our operating cash flows during this period were our net loss of $144.3 million, offset by non-cash charges of $146.0 million for stock-based compensation, $59.4 million for depreciation and amortization of our property and equipment and capitalized software, $25.9 million for amortization of deferred commissions, and net cash outflows of $42.1 million provided by changes in our operating assets and liabilities. The primary drivers for the changes in operating assets and liabilities include a $44.0 million increase in deferred commissions primarily due to new and expanded deployments with paying customers during the period, a $35.1 million decrease in operating lease liabilities, a $34.3 million increase in accounts receivable that was primarily due to higher sales and relative timing of our cash collections, a $7.1 million increase in prepaid expenses and other assets, and a $5.9 million decrease in accrued expenses and other liabilities, partially offset by a $48.8 million increase in deferred revenue that was primarily due to seasonality in our sales cycle which is concentrated in the back half of our fiscal year, predominantly in the last quarter, and a $35.4 million decrease in operating right-of-use assets.

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

Investing Activities

Cash used in investing activities of $13.3 million for the year ended January 31, 2020 was primarily due to $8.0 million of capitalized internally developed software costs associated with the development of additional significant features and functionality to our products. In addition, included in cash used in investing activities was $5.5 million of fixed asset purchases to support our increased headcount.

Cash used in investing activities of $16.2 million for the year ended January 31, 2019 was primarily due to our investments in Austin, Tokyo, London, and New York facilities for capacity expansions and in our data center infrastructure to support the increasing demands, as well as fixed asset purchases to support our increased headcount. In addition, there was an increase of $2.8 million in capitalized internally developed software costs associated with the development of additional significant features and functionality to our products. These increases in investing activities are partially offset by the proceeds from the sale of a strategic equity investment of $1.9 million.

Cash used in investing activities of $11.7 million for the year ended January 31, 2018 was primarily due to our facilities investments in Austin, London, and Tokyo.

Financing Activities

Cash used in financing activities of $53.4 million for the year ended January 31, 2020 was primarily due to $43.3 million of employee payroll taxes paid related to net share settlement of restricted stock, $38.5 million of principal payments of finance lease liabilities, and $0.9 million of contingent consideration payments in connection with business combinations in fiscal year 2019, partially offset by $23.4 million of proceeds from issuances of common stock under the 2015 ESPP and $6.0 million of proceeds from the exercise of stock options.

Cash used in financing activities of $29.6 million for the year ended January 31, 2019 was primarily due to $43.8 million of employee payroll taxes paid related to net share settlement of restricted stock units reflecting an increase in equity grants driven by headcount increases and the valuation of our share price and $23.9 million of payments of finance lease obligations, partially offset by $21.9 million of proceeds from issuances of common stock under the 2015 ESPP and $16.3 million of proceeds from the exercise of stock options.

Cash used in financing activities of $19.8 million for the year ended January 31, 2018 was primarily due to $34.8 million of employee payroll taxes paid related to net share settlement of restricted stock units, $16.1 million of payments of finance lease obligations, and $1 million of acquisition-related contingent consideration, partially offset by $17.5 million of proceeds from issuances of common stock under the 2015 ESPP and $14.5 million of proceeds from exercise of stock options.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of January 31, 2020:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt (1)	$42,938	$1,202	$41,736	$—	$—
Operating lease obligations, net of sublease income amounts (2)	296,212	52,394	89,750	66,323	87,745
Finance leases (3)	148,099	60,092	75,888	12,119	—
Purchase obligations (4)	237,237	18,733	51,402	868	166,234
Total	$724,486	$132,421	$258,776	$79,310	$253,979

(1)	Includes principal, interest, and unused commitment fees on our line of credit under the November 2017 Facility.
(2)

Includes operating lease liabilities for certain of our offices and data centers. As of January 31, 2020, we expect to receive sublease income of $22.1 million over the next three years from tenants in certain of our leased facilities.  The amounts set forth in the table above do not include any sublease income nor do they include payments for short-term leases or variable lease payments.

(3)	Includes obligations related to our servers and related equipment for our data center operations.
(4)

Includes purchase obligations which were not recognized on the balance sheet as of January 31, 2020, related primarily to infrastructure services and IT software and support services costs. During the year ended January 31, 2020, we entered into multiple contracts for infrastructure services and IT software, with terms ranging from 2 to 8 years, which have increased our purchase obligations in comparison to previous reporting periods. These contracts support our long-term goals of improving gross margin. In addition to the purchase obligations included in the table above, as of January 31, 2020, we had recognized a total of $10.6 million related to non-cancellable contractual purchases, which were included in accrued expenses and other current liabilities and other long-term liabilities on the balance sheet. $2.2 million, $3.1 million and $5.3 million is due to be paid in the years ending January 31, 2021, 2022 and 2023, respectively.

Off-Balance Sheet Arrangements

Through January 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Deferred Revenue

Deferred revenue consists of billings in advance of revenue recognition generated by our subscription services, premier services, and professional services described above.

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

Internal-Use Software Costs

We capitalize costs to develop software for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once an application has reached the development stage, qualifying internal and external costs are capitalized until the application is substantially complete and ready for its intended use. Capitalized qualifying costs are amortized on a straight-line basis when the software is ready for its intended use over an estimated useful life, which is generally three years. Internal-use software costs also include on-premises software, which is amortized over the lesser of five years or the license term. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Leases

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

We recognize lease liabilities and right-of-use assets at lease commencement. We measure lease liabilities based on the present value of lease payments over the lease term discounted using the rate implicit in the lease when that rate is readily determinable or our incremental borrowing rate. We estimate our incremental borrowing rate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to our own and adjust our incremental borrowing rate to reflect the corresponding lease term. We do not include in the lease term options to extend or terminate the lease unless it is reasonably certain that we will exercise any such options. We account for the lease and non-lease components as a single lease component for all our leases.

We measure right-of-use assets based on the corresponding lease liabilities adjusted for (i) prepayments made to the lessor at or before the commencement date, (ii) initial direct costs we incur, and (iii) tenant incentives under the lease. We evaluate the recoverability of our right-of-use assets for possible impairment in accordance with our long-lived assets policy. We do not recognize right-of-use assets or lease liabilities for short-term leases, which have a lease term of twelve months or less, and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

Operating leases are reflected in operating lease right-of-use assets, operating lease liabilities, and operating lease liabilities, non-current on our consolidated balance sheets. Finance leases are included in property and equipment, net, finance lease liabilities, and finance lease liabilities, non-current on our consolidated balance sheets.

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

Refer to Note 10 of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of the assumptions used to estimate the fair value of stock option and ESPP purchase rights.

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

Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

We evaluate the recoverability of property and equipment and operating lease right-of-use assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment is not recoverable, the carrying amount of such assets is reduced to fair value. We have not recorded any significant impairment charges during the years presented.

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of our single reporting unit with its carrying amount. If the fair value exceeds its carrying amount, no further analysis is required; otherwise, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. No impairment of goodwill has been identified during the years presented.

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

Non-GAAP operating income (loss) and non-GAAP operating margin

We define non-GAAP operating income (loss) as operating income (loss) excluding expenses related to stock-based compensation (SBC), intangible assets amortization, and as applicable, other special items. Non-GAAP operating margin is defined as non-GAAP operating income (loss) divided by revenue. Although SBC is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. For restricted stock unit awards, the amount of stock-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Management believes it is useful to exclude SBC in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology and trade names, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of purchased intangibles is a static expense, one that is not typically affected by operations during any particular period. Furthermore, Box excludes the following expenses as they are considered by management to be special items outside of Box’s core operating results: (1) fees related to shareholder activism, which include directly applicable third-party advisory and professional service fees, (2) expenses related to certain litigation, and (3) expenses associated with restructuring activities, consisting primarily of severance and other personnel-related costs. There are no expenses related to litigation excluded from non-GAAP operating income (loss) in any of the periods presented.

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

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internally developed software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to net cash provided by operating activities, its nearest GAAP equivalent, is presented below. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

The following table sets forth our reconciliation of the non-GAAP financial measures for years ended January 31, 2020, 2019 and 2018 (in thousands, except per share data and percentages). We adopted ASC Topic 842, effective February 1, 2019, and ASC Topic 606, effective February 1, 2018, both utilizing the modified retrospective method. The reported results for fiscal year 2020 reflect the application of ASC 842, and the reported results for fiscal year 2019 onwards reflect the application of ASC 606. The reported results for fiscal years presented prior to adoption are not adjusted and continue to be reported under ASC Topic 840 and ASC Topic 605.

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
GAAP operating loss	$(139,472)	$(134,237)	$(154,021)
Stock-based compensation	145,988	119,296	97,485
Intangible assets amortization	—	24	519
Fees related to shareholder activism	1,154	—	—
Restructuring activities	1,651	—	—
Non-GAAP operating income (loss)	$9,321	$(14,917)	$(56,017)

GAAP operating margin	(20)%	(22)%	(30)%
Stock-based compensation	21	20	19
Intangible assets amortization	—	—	—
Fees related to shareholder activism	—	—	—
Restructuring activities	—	—	—
Non-GAAP operating margin	1%	(2)%	(11)%

GAAP net loss	$(144,348)	$(134,612)	$(154,960)
Stock-based compensation	145,988	119,296	97,485
Intangible assets amortization	—	24	519
Fees related to shareholder activism	1,154	—	—
Gain on investment in strategic equity securities	—	(2,035)	—
Restructuring activities	1,651	—	—
Non-GAAP net income (loss)	$4,445	$(17,327)	$(56,956)

GAAP net loss per share, basic and diluted	$(0.98)	$(0.95)	$(1.16)
Stock-based compensation	0.99	0.84	0.73
Intangible assets amortization	—	—	—
Fees related to shareholder activism	0.01	—	—
Gain on investment in strategic equity securities	—	(0.01)	—
Restructuring activities	0.01	—	—
Non-GAAP net income (loss) per share, basic	$0.03	$(0.12)	$(0.43)
Non-GAAP net income (loss) per share, diluted	$0.03	$(0.12)	$(0.43)
Weighted-average shares used to compute GAAP net loss per share, basic and diluted	147,762	141,351	133,932
Weighted-average shares used to compute Non-GAAP net income (loss) per share
Basic	147,762	141,351	133,932
Diluted	153,755	141,351	133,932

Net cash provided by operating activities	$44,713	$55,321	$35,391	*
Purchases of property and equipment	(5,452)	(14,808)	(11,822)
Principal payments of finance lease liabilities	(38,542)	(23,930)	(16,052)
Capitalized internal-use software costs	(7,957)	(2,761)	—
Free cash flow	$(7,238)	$13,822	$7,517	*
Net cash used in investing activities	$(13,296)	$(16,151)	$(11,715)
Net cash used in financing activities	$(53,416)	$(29,567)	$(19,830)

*	Adjusted due to the adoption of ASU 2016-18

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $195.6 million as of January 31, 2020. Our cash and cash equivalents primarily consist of overnight deposits, certificates of deposit, and money market funds. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of January 31, 2020, we had total debt outstanding with a carrying amount of $40.0 million which approximates fair value. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.

Effective September 5, 2019, we entered into a Swap Agreement with Wells Fargo Bank, National Association, in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five year term of the agreement. As of January 31, 2020, our interest rate swap had a notional value of $30.0 million.

A hypothetical 10% increase or decrease in interest rates after January 31, 2020 under the November 2017 Facility and in connection with our interest rate swap agreement would not have a material impact on the combined net fair value of our outstanding debt and swap agreement.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 17 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. Eleven of the 17 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Our international subsidiaries maintain certain asset and liability balances that are denominated in foreign currencies. Additionally, fluctuations in foreign currency exchange rates can result in fluctuations in our total assets, liabilities, and cash flows and may cause us to recognize transaction gains and losses in our statement of operations impacting our revenue and operating expenses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. For the year ended January 31, 2020, we incurred $1.1 million in foreign exchange losses. There were no material foreign exchange gains or losses for the years ended January 31, 2019 and 2018.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Box, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Box, Inc. (the Company) as of January 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 19, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers, and incremental costs to acquire contracts with customers, due to the adoption of ASU No. 2014-09, Revenue from contracts with customers (Topic 606), and the related amendments, effective February 1, 2018.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments, effective February 1, 2019.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue recognition – evaluation of contract terms and conditions
Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company derives its revenues primarily from subscription services, premier services packages and professional services. The Company determines revenue recognition following a five-step framework in line with ASC 606. Management applies significant effort and judgment in identifying and evaluating any non-standard terms and conditions in contracts which may impact revenue recognition.

Auditing revenue recognition was challenging and complex due to the significant amount of effort and judgment required in the identification and evaluation of terms and conditions in contracts that impact revenue recognition.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the internal review and assessment of terms and conditions within contracts that would impact revenue recognition in accordance with ASC 606.

Our substantive procedures included, among others, testing the completeness and accuracy of management’s identification and evaluation of terms and conditions within contracts, reading executed contracts for a sample of revenue transactions and evaluating whether the Company appropriately applied its revenue recognition policy to the arrangements based on the terms and conditions therein. We additionally assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

San Jose, California

March 19, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Box, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Box, Inc.’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Box, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2020, and the related notes and our report dated March 19, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

March 19, 2020

BOX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31,
	2020	*	2019	**
ASSETS
Current assets:
Cash and cash equivalents	$195,586		$217,518
Accounts receivable, net of allowance of $3,221 and $2,728	209,434		175,130
Prepaid expenses and other current assets	21,865		14,223
Deferred commissions	30,841		21,683
Total current assets	457,726		428,554
Property and equipment, net	190,976		137,703
Operating lease right-of-use assets, net	197,806		—
Goodwill	18,740		18,740
Restricted cash	—		238
Deferred commissions, non-current	62,762		53,880
Other long-term assets	31,981		11,046
Total assets	$959,991		$650,161
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,752		$15,431
Accrued compensation and benefits	32,516		34,484
Accrued expenses and other current liabilities	25,700		31,378
Finance lease liabilities	54,634		28,317
Operating lease liabilities	40,339		—
Deferred revenue	407,493		353,590
Total current liabilities	577,434		463,200
Debt, non-current	40,000		40,000
Finance lease liabilities, non-current	83,427		44,597
Operating lease liabilities, non-current	206,141		—
Deferred revenue, non-current	16,356		21,451
Other long-term liabilities	14,276		49,508
Total liabilities	937,634		618,756
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of January 31, 2020 and 2019	—		—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 150,611 and 144,311 shares issued and outstanding as of January 31, 2020 and 2019, respectively	15		14
Additional paid-in capital	1,302,072		1,166,443
Treasury stock	(1,177)		(1,177)
Accumulated other comprehensive (loss) income	(307)		23
Accumulated deficit	(1,278,246)		(1,133,898)
Total stockholders’ equity	22,357		31,405
Total liabilities and stockholders’ equity	$959,991		$650,161

*	As reported and disclosed under ASC Topic 842
**	As reported and disclosed under ASC Topic 840

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2020	*	2019	**	2018	***
Revenue	$696,264		$608,386		$506,142
Cost of revenue	215,577		173,594		135,248
Gross profit	480,687		434,792		370,894
Operating expenses:
Research and development	199,750		163,750		136,791
Sales and marketing	317,615		312,210		303,319
General and administrative	102,794		93,069		84,805
Total operating expenses	620,159		569,029		524,915
Loss from operations	(139,472)		(134,237)		(154,021)
Interest expense, net	(2,338)		(316)		(1,013)
Other (loss) income, net	(1,128)		1,339		789
Loss before provision for income taxes	(142,938)		(133,214)		(154,245)
Provision for income taxes	1,410		1,398		715
Net loss	$(144,348)		$(134,612)		$(154,960)
Net loss per share, basic and diluted	$(0.98)		$(0.95)		$(1.16)
Weighted-average shares used to compute net loss per share, basic and diluted	147,762		141,351		133,932

*	As reported and disclosed under ASC Topic 842 and ASC Topic 606
**	As reported and disclosed under ASC Topic 840 and ASC Topic 606
***	As reported and disclosed under ASC Topic 840 and ASC Topic 605

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended January 31,
	2020	*	2019	**	2018	***
Net loss	$(144,348)		$(134,612)		$(154,960)
Other comprehensive (loss) income****:
Changes in foreign currency translation adjustment	(124)		(265)		408
Net unrealized loss on cash flow hedge	(206)		—		—
Other comprehensive (loss) income:	(330)		(265)		408
Comprehensive loss	$(144,678)		$(134,877)		$(154,552)

*	As reported and disclosed under ASC Topic 842 and ASC Topic 606
**	As reported and disclosed under ASC Topic 840 and ASC Topic 606
***	As reported and disclosed under ASC Topic 840 and ASC Topic 605
****	Tax effect was not material

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Class A and Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated		Total Stockholders'
	Shares	Amount	Capital	Stock	(Loss) Income	Deficit	*	Equity
Balance as of January 31, 2017	130,611	$13	$960,144	$(1,177)	$(120)	$(884,128)		$74,732
Issuance of common stock upon stock option exercises	2,099	—	14,558	—	—	—		14,558
Stock-based compensation related to stock awards	—	—	97,485	—	—	—		97,485
Vesting of restricted stock units and restricted stock awards, net of shares withheld for employee payroll taxes	3,008	—	—	—	—	—		—
Employee payroll taxes withheld related to vesting of restricted stock units and restricted stock awards	—	—	(34,776)	—	—	—		(34,776)
Common stock issued under employee stock purchase plan	1,599	—	17,521	—	—	—		17,521
Other comprehensive income	—	—	—	—	408	—		408
Net loss	—	—	—	—	—	(154,960)		(154,960)
Balance as of January 31, 2018	137,317	13	1,054,932	(1,177)	288	(1,039,088)		14,968
Issuance of common stock upon stock option exercises	1,980	—	16,326	—	—	—		16,326
Issuance of common stock in connection with fiscal year 2019 acquisitions	40	—	1,053	—	—	—		1,053
Issuance of common stock in connection with charitable donations	12	—	243	—	—	—		243
Stock-based compensation related to stock awards	—	—	115,852	—	—	—		115,852
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	3,345	1	—	—	—	—		1
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(43,824)	—	—	—		(43,824)
Cumulative effect of ASC Topic 606 adoption	—	—	—	—	—	39,802		39,802
Common stock issued under employee stock purchase plan	1,617	—	21,861	—	—	—		21,861
Other comprehensive loss	—	—	—	—	(265)	—		(265)
Net loss	—	—	—	—	—	(134,612)		(134,612)
Balance as of January 31, 2019	144,311	14	1,166,443	(1,177)	23	(1,133,898)		31,405
Issuance of common stock upon stock option exercises	659	—	5,965	—	—	—		5,965
Stock-based compensation related to stock awards	—	—	149,567	—	—	—		149,567
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	4,167	1	—	—	—	—		1
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(43,328)	—	—	—		(43,328)
Common stock issued under employee stock purchase plan	1,474	—	23,425	—	—	—		23,425
Other comprehensive loss	—	—	—	—	(330)	—		(330)
Net loss	—	—	—	—	—	(144,348)		(144,348)
Balance as of January 31, 2020	150,611	$15	$1,302,072	$(1,177)	$(307)	$(1,278,246)		$22,357

*

We adopted ASC Topic 842, effective February 1, 2019, and ASC Topic 606, effective February 1, 2018, both utilizing the modified retrospective method. The reported results for fiscal year 2020 reflect the application of ASC 842, and the reported results for fiscal year 2019 onwards reflect the application of ASC 606. The reported results for fiscal years presented prior to adoption are not adjusted and continue to be reported under ASC Topic 840 and ASC Topic 605.

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2020	*	2019	**	2018	***
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(144,348)		$(134,612)		$(154,960)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,424		46,320		40,112
Stock-based compensation expense	145,988		119,296		97,485
Amortization of deferred commissions	25,922		17,323		21,476
Loss on disposal of property and equipment	47		585		—
Gain on the sale of a strategic equity investment	—		(2,035)		—
Other	(194)		4		(101)
Changes in operating assets and liabilities
Accounts receivable, net	(34,304)		(12,415)		(42,020)
Deferred commissions	(43,962)		(37,561)		(26,133)
Operating lease right-of-use assets, net	35,449		—		—
Prepaid expenses and other assets	(7,108)		(4,999)		(2,441)
Accounts payable	(100)		1,655		6,900
Accrued expenses and other liabilities	(5,851)		(2,172)		16,134
Operating lease liabilities	(35,058)		—		—
Deferred revenue	48,808		63,932		78,939
Net cash provided by operating activities	44,713		55,321		35,391
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,452)		(14,808)		(11,822)
Capitalized internal-use software costs	(7,957)		(2,761)		—
Proceeds from sales of property and equipment	8		2		107
Proceeds from the sale of a strategic equity investment	105		1,874		—
Acquisitions	—		(458)		—
Net cash used in investing activities	(13,296)		(16,151)		(11,715)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings, net of borrowing costs	—		—		39,930
Principal payments on borrowings	—		—		(40,000)
Proceeds from exercise of stock options	5,965		16,326		14,538
Proceeds from issuances of common stock under employee stock purchase plan	23,425		21,861		17,521
Employee payroll taxes paid related to net share settlement of restricted stock units	(43,328)		(43,824)		(34,776)
Principal payments of finance lease liabilities	(38,542)		(23,930)		(16,052)
Acquisition related contingent consideration	(936)		—		(991)
Net cash used in financing activities	(53,416)		(29,567)		(19,830)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(171)		(273)		408
Net (decrease) increase in cash, cash equivalents, and restricted cash	(22,170)		9,330		4,254
Cash, cash equivalents, and restricted cash, beginning of period	217,756		208,426		204,172
Cash, cash equivalents, and restricted cash, end of period	$195,586		$217,756		$208,426
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$5,549		$2,585		$1,936
Cash paid for income taxes, net of tax refunds	2,835		1,600		1,259
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued equipment purchases	$3,123		$3,735		$8,711
Increase in long-lived assets resulting from capitalizing asset retirement costs	2,717		566		—
Stock-based compensation expense capitalized in internally developed software costs	4,714		769		—
Accrued on-premises software	10,594		—		—
Increase in finance lease liabilities	103,420		50,999		26,431
Issuance of common stock in connection with acquisitions	—		1,053		—
Contingent consideration accruals in connection with acquisitions	—		936		—
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH INFORMATION:
Cash and cash equivalents, beginning of period	$217,518		$208,076		$177,391
Restricted cash, beginning of period	238		350		26,781
Cash, cash equivalents, and restricted cash, beginning of period	$217,756		$208,426		$204,172
Cash and cash equivalents, end of period	$195,586		$217,518		$208,076
Restricted cash, end of period	—		238		350
Cash, cash equivalents, and restricted cash, end of period	$195,586		$217,756		$208,426

*	As reported and disclosed under ASC Topic 842 and ASC Topic 606
**	As reported and disclosed under ASC Topic 840 and ASC Topic 606
***	As reported and disclosed under ASC Topic 840 and ASC Topic 605; adjusted due to the adoption of ASU 2016-18

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of the allowance for accounts receivable, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, timing and costs associated with our asset retirement obligations, the nature and timing of satisfaction of performance obligations, estimate of standalone selling price allocation included in contracts with multiple performance obligations, the estimated expected benefit period for deferred commissions, the estimated useful life of capitalized internally developed software costs, observable price changes of non-marketable equity securities, the incremental borrowing rate we use to determine our lease liabilities, fair values of stock-based awards, legal contingencies, the valuation of deferred income tax assets, and unrecognized tax benefits, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Revenue Recognition

We adopted ASC Topic 606, effective February 1, 2018, utilizing the modified retrospective method. The reported results for fiscal year 2019 onwards reflect the application of ASC Topic 606, while the reported results for fiscal years presented prior to adoption are not adjusted and continue to be reported under ASC Topic 605.

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

Deferred Revenue

Deferred revenue consists of billings in advance of revenue recognition generated by our subscription services, premier services, and professional services described above.

Cost of Revenue

Cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, payments to outside technology service providers, depreciation of servers and equipment, security services and other tools, as well as amortization expense associated with capitalized internally developed software and acquired technology. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount.

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

We deferred sales commissions costs of $44.0 million, $37.6 million and $26.1 million during the years ended January 31, 2020, 2019 and 2018, respectively, and amortized $25.9 million, $17.3 million and $21.5 million of deferred commissions during the same periods respectively.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed deposit insurance coverage limits.

We sell to a broad range of customers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of January 31, 2020 and 2019, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. One reseller, which is also a customer, represented 10% and 11% of revenue for the years ended January 31, 2020 and 2019, respectively. No single customer represented over 10% of revenue in the year ended January 31, 2018.

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

Geographic Locations

For the years ended January 31, 2020, 2019 and 2018, revenue attributable to customers in the United States was 75%, 77% and 78%, respectively. For the year ended January 31, 2020, revenue attributable to customers in Japan was 10%. No country outside of the United States comprised 10% or greater of our revenue for the years ended January 31, 2019 and 2018.

Substantially all of our net assets are located in the United States. As of January 31, 2020 and 2019, property and equipment located in the United States was approximately 94% and 91%, respectively.

Foreign Currency Translation and Transactions

The functional currency of our principal foreign subsidiary is the U.S. dollar; for the other foreign subsidiaries, the functional currency is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars for those entities that do not have U.S. dollars as their functional currency are recorded as part of a separate component of the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in the consolidated statements of operations for the period. Monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Translation adjustments at the balance sheet dates were not material. We incurred $1.1 million in foreign currency transaction losses during the year ended January 31, 2020. Transaction gains and losses recognized were not material for the years ended January 31, 2019 and 2018.

Cash and Cash Equivalents

We consider all highly liquid investments with an initial maturity of 90 days or less at the date of purchase to be cash equivalents. We maintain such funds in overnight cash deposits, certificates of deposit, and money market funds.

Restricted Cash

Restricted cash is comprised of certificates of deposit primarily related to our leases. These restricted cash balances have been excluded from our cash and cash equivalents balance and are classified as prepaid and other current assets and restricted cash on our consolidated balance sheets. As of January 31, 2020 and 2019, the amount of restricted cash was not material.

Fair Value of Financial Instruments

We measure cash and cash equivalents and restricted cash at fair value on a recurring basis.

Non-marketable equity securities include our privately held strategic equity securities without readily determinable fair values. We recorded these privately held strategic equity securities without readily determinable fair values using a measurement alternative which measures the securities at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes with a same or similar security from the same issuer. Our non-marketable equity securities are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized on our non-marketable equity securities, we classify these assets as Level 3 within the fair value hierarchy based on the nature of the fair value inputs. For our privately held strategic equity securities as of January 31, 2020, there was no adjustment for impairment or observable price change during fiscal year 2020. During the year ended January 31, 2019, we recognized a $2.0 million gain on the sale of a strategic equity investment. The aggregate carrying value of our privately held strategic equity securities is not material for all periods presented and is included in other long-term assets on the consolidated balance sheets.

Our other current financial instruments, including accounts receivable, accounts payable and other current liabilities, have fair values which approximate their carrying value due to their short-term maturities.

Derivative Instruments and Hedging

We measure derivative financial instruments at fair value and recognize them as either assets or liabilities on our consolidated balance sheets. We record changes in the fair value of derivative financial instruments designated as cash flow hedges in other comprehensive income (loss). When the hedged transaction affects earnings, we subsequently reclassify the net derivative gain or loss within other comprehensive income (loss) into the same line as the hedged item on the consolidated statements of operations to offset the changes in the hedged transaction.

The cash flow effects related to derivative financial instruments designated as cash flow hedges are included within operating activities on our consolidated statements of cash flows.

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

Leases

We adopted ASC Topic 842, effective February 1, 2019, using the modified retrospective method. The reported results for fiscal year 2020 reflect the application of ASC Topic 842, while the reported results for fiscal years presented prior to adoption are not adjusted and continue to be reported under ASC Topic 840. Refer to Recently Adopted Accounting Pronouncements regarding the adoption impact of ASC Topic 842 in fiscal year 2020.

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

We recognize lease liabilities and right-of-use assets at lease commencement. We measure lease liabilities based on the present value of lease payments over the lease term discounted using the rate implicit in the lease when that rate is readily determinable or our incremental borrowing rate. We estimate our incremental borrowing rate based on an analysis of publicly traded debt securities of companies with credit and financial profiles similar to our own and adjust our incremental borrowing rate to reflect the corresponding lease term. We do not include in the lease term options to extend or terminate the lease unless it is reasonably certain that we will exercise any such options. We account for the lease and non-lease components as a single lease component for all our leases.

We measure right-of-use assets based on the corresponding lease liabilities adjusted for (i) prepayments made to the lessor at or before the commencement date, (ii) initial direct costs we incur, and (iii) tenant incentives under the lease. We evaluate the recoverability of our right-of-use assets for possible impairment in accordance with our long-lived assets policy. We do not recognize right-of-use assets or lease liabilities for short-term leases, which have a lease term of twelve months or less, and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

Operating leases are reflected in operating lease right-of-use assets, operating lease liabilities, and operating lease liabilities, non-current on our consolidated balance sheets. Finance leases are included in property and equipment, net, finance lease liabilities, and finance lease liabilities, non-current on our consolidated balance sheets.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the quantitative goodwill impairment test will be performed. The quantitative goodwill impairment test identifies goodwill impairment and measures the amount of goodwill impairment loss to be recognized by comparing the fair value of our single reporting unit with its carrying amount. If the fair value exceeds its carrying amount, no further analysis is required; otherwise, any excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. No impairment of goodwill has been identified during the years presented.

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

Internal-Use Software Costs

We capitalize costs to develop software for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once an application has reached the development stage, qualifying internal and external costs are capitalized until the application is substantially complete and ready for its intended use. Capitalized qualifying costs are amortized on a straight-line basis when the software is ready for its intended use over an estimated useful life, which is generally three years. Internal-use software costs also include on-premises software, which is amortized over the lesser of five years or the license term. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

We capitalize qualifying implementation costs incurred in a hosting arrangement that is a service contract based on the existing guidance for internally developed software, which is presented as part of our prepaid expenses and other current assets and other long-term assets based on the term of the associated hosting arrangement. Qualifying external and internal costs incurred during the application development stage of implementation are capitalized and costs incurred during the preliminary project and post implementation stages are expensed as incurred. We amortize capitalized qualifying implementation costs on a straight-line basis over the term of the associated hosting arrangement when the module or component of the hosting arrangement is ready for its intended use. The amortization of capitalized qualifying implementation cost is presented in the same line item as fees for the associated hosting arrangement in the consolidated statements of operations. We test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the years ended January 31, 2020, 2019 and 2018 were $25.6 million, $30.2 million and $32.1 million, respectively.

Stock-Based Compensation

We determine the fair value of stock options and purchase rights issued to employees under our 2015 Equity Incentive Plan (2015 Plan) and 2015 Employee Stock Purchase Plan (2015 ESPP) on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of our common stock as well as changes in assumptions regarding a number of variables, which include, but are not limited to, the expected common stock price volatility over the term of the awards, the expected term of the awards, risk-free interest rates and the expected dividend yield. We use the market closing price of our Class A common stock as reported on the New York Stock Exchange for the fair value of restricted stock units and restricted stock granted after our IPO.

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

In addition, we have issued performance-based stock options that vest based upon continued service through the vesting term and achievement of certain market conditions established by the Compensation Committee of our board of directors for a predetermined period. We measure stock-based compensation expense for performance-based stock options containing market conditions based on the estimated grant date fair value determined using the Monte Carlo valuation model; we recognize compensation expense for such awards over the requisite service period using the accelerated attribution method.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, and since that date has issued several additional accounting standard updates to further clarify certain aspects of ASU 2016-02 and to provide certain practical expedients entities can elect upon adoption (collectively, “ASC Topic 842”). ASC Topic 842 states that for most leases, a lessee would recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term while recognizing expense in a manner similar to legacy guidance ASC Topic 840. We adopted ASC Topic 842, effective February 1, 2019, using the modified retrospective method for leases that existed as of February 1, 2019. The comparative periods presented and disclosed in the year of adoption are based on legacy ASC Topic 840 guidance. We elected the practical expedients which allow us to carry forward our assessment on whether a contract is or contains a lease, our historical lease classification, and our initial direct costs for any leases that expired or existed prior to adoption of ASC Topic 842. In addition, we elected the short-term lease exception and the practical expedient to not separate lease and non-lease components.

Adoption Impact of ASC Topic 842 on the Opening Balance Sheet as of February 1, 2019

In connection with the adoption of ASC Topic 842, we recognized operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheet primarily related to our office and data center facilities of $206.6 million and $255.0 million, respectively, out of which $218.6 million was the non-current portion of operating lease liabilities. The difference between the operating lease right-of-use assets and operating lease liabilities primarily represents the existing deferred rent liability balance as of the adoption date.

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

The adoption of ASC Topic 842 did not have a material effect on our consolidated statements of operations and cash flows, however, it did materially increase our assets and liabilities on the consolidated balance sheet. The adoption of ASC Topic 842 resulted in changes to our accounting estimates and accounting policy for leases. Please see Summary of Significant Accounting Policies for a discussion of the updated policy.

Ongoing ASC Topic 842 Financial Statement Impact as of and for the fiscal year ended January 31, 2020

Refer to “Note 5. Balance Sheet Components” and “Note 6. Leases” for the ongoing ASC Topic 842 impact on the consolidated financial statements as of and for the fiscal year ended January 31, 2020.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The new standard is effective for us beginning February 1, 2020. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We do not expect the adoption of this standard to result in a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by improving consistent application of other areas of Topic 740. The new standard is effective for us beginning February 1, 2021, with early adoption permitted. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

Note 3. Revenue

Contract Assets

Contract assets, which are presented within accounts receivable, were not material as of January 31, 2020 and 2019.

Deferred Revenue

Deferred revenue was $423.8 million and $375.0 million as of January 31, 2020 and 2019. During the fiscal years ended January 31, 2020 and 2019, we recognized $353.6 million and $283.4 million that was included in the deferred revenue balance as of January 31, 2019 and February 1, 2018, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of January 31, 2020, $767.8 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on 65% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Disaggregation of Revenues

For the fiscal years ended January 31, 2020 and 2019, revenue attributable to customers in the United States was 75% and 77%, respectively. For the fiscal year ended January 31, 2020, revenue attributable to customers in Japan was 10%. No country outside of the United States comprised 10% or greater of our revenue for the fiscal year ended January 31, 2019.

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

Investments

Financial assets subject to the fair value disclosure requirements were as follows (in thousands):

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$43,558	$—	$—	$43,558
Certificates of deposit	—	20,000	—	20,000
Total cash equivalents	$43,558	$20,000	$—	$63,558

	January 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Certificates of deposit	$—	$50,056	$—	$50,056
Restricted cash:
Certificates of deposit	$—	$238	$—	$238

Derivative Instruments and Hedging

In association with our debt described in Note 8, we are required to make variable rate interest payments based on a contractually specified interest rate index (e.g., LIBOR). The variable rate interest payments create interest rate risk as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the loan. To minimize our risk exposure due to the volatility of the interest rate index, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association, effective as of September 5, 2019 (Swap Agreement). This agreement, which is designated as a cash flow hedge, has a maturity of five years. Under the Swap Agreement, we have hedged a portion of the variable interest payments by effectively fixing our interest payments over the term of the agreement. As of January 31, 2020, our interest rate swap had a notional value of $30.0 million.

We classify our interest rate swap hedge agreement within Level 2. As of January 31, 2020, the fair value of the interest rate swap, which is included in accrued expenses and other current liabilities and accumulated other comprehensive loss in our consolidated balance sheet, was not material. During the year ended January 31, 2020, the net derivative gain within accumulated other comprehensive loss reclassified into earnings was not material and we estimate that the amount to be reclassified from accumulated other comprehensive loss into earnings within the next 12 months will not be material.

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31,
	2020	2019
Prepaid expenses	$16,416	$9,323
Capitalized qualifying implementation costs incurred in a hosting arrangement that is a service contract, net of amortization (1)	1,202	1,663
Other current assets	4,247	3,237
Total prepaid expenses and other current assets	$21,865	$14,223

(1)

Capitalized stock-based compensation expense and the amortization of the capitalized costs were not material for the periods presented. We have not recorded any related impairment charges during the periods presented.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	January 31,
	2020	2019
Servers and related equipment	$312,369	$215,626
Leasehold improvements	79,979	76,888
Computer hardware	23,086	20,614
Furniture and fixtures	14,192	13,661
Construction in progress	18,370	9,737
Total property and equipment	447,996	336,526
Less: accumulated depreciation	(257,020)	(198,823)
Total property and equipment, net	$190,976	$137,703

As of January 31, 2020, the gross carrying amount of property and equipment included $216.4 million of servers and related equipment and $16.3 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $98.0 million. As of January 31, 2019, the gross carrying amount of property and equipment included $120.0 million of servers and related equipment and $8.8 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $54.5 million.

Depreciation expense related to property and equipment was $58.2 million, $46.3 million and $39.5 million for the fiscal years ended January 31, 2020, 2019 and 2018, respectively. Included in these amounts were depreciation expense for servers and related equipment acquired under finance leases in the amount of $43.4 million, $26.3 million and $18.8 million, for the same periods respectively. Construction in progress primarily consists of servers and networking equipment and storage infrastructure being provisioned in our data center facilities. Interest capitalized to property and equipment were not material for all periods presented.

Operating Lease Right-of-Use Assets, Net

Operating lease right-of-use assets, net consisted of the following (in thousands):

January 31,
2020
Operating lease right-of-use assets	$233,255
Less: accumulated amortization	(35,449)
Operating lease right-of-use assets, net	$197,806

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	January 31,
	2020	2019
Deposits, noncurrent	$2,726	$2,674
Internally developed software costs, net of amortization (1)	14,521	3,514
On-premises software (2)	10,594	—
Other assets, noncurrent	4,140	4,858
Other long-term assets	$31,981	$11,046

(1)

Included in these amounts were $5.0 million and $0.8 million in capitalized stock-based compensation expense as of the respective period. The amortization of the capitalized costs was not material for both periods presented.

(2)	The estimated useful lives of on-premises software range from three to four years.

Note 6. Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and data centers with lease periods expiring primarily between fiscal years 2021 and 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal or termination clauses. Our operating leases typically include variable lease payments, which are primarily comprised of common area maintenance and utility charges for our offices and power and network connections for our data centers, that are determined based on actual consumption. Our operating lease agreements do not contain any residual value guarantees, covenants, or other restrictions.

We also entered into various finance lease arrangements to obtain servers and related equipment for our data center operations. These agreements are primarily for four years and certain of these arrangements have optional renewal or termination clauses. The leases are secured by the underlying leased servers and related equipment.

We sublease certain floors of our Redwood City, San Francisco, and London offices. Our current subleases have total lease terms ranging from 31 to 55 months that will expire at various dates by fiscal year 2023.

The components of lease cost, which were included in operating expenses in our consolidated statements of operations, were as follows (in thousands):

Year Ended
January 31,
2020
Finance lease cost:
Amortization of finance lease right-of-use assets	$43,448
Interest on finance lease liabilities	4,483
Operating lease cost, gross	48,870
Variable lease cost, gross	11,862
Sublease income	(11,504)
Total lease cost (1)	$97,159

(1)	Short-term lease cost for the year ended January 31, 2020 was not material and is not included in the table above.

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended
January 31,
2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$48,675
Operating cash flows for finance leases	4,052
Financing cash flows for finance leases	38,542
Right-of-use assets obtained in exchange of lease obligations (1)
Operating leases	233,255
Finance leases	103,420

(1)	Includes the adoption impact of ASC Topic 842 on the opening balance sheet as of February 1, 2019 as disclosed in Note 2.

Supplemental information related to the remaining lease term and discount rate was as follows:

January 31,
2020
Weighted-average remaining lease term (in years)
Operating leases	6.67
Finance leases	2.93

Weighted-average discount rate
Operating leases	5.40%
Finance leases	4.56%

As of January 31, 2020, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)	Finance Leases
2021	$52,394	$60,092
2022	49,708	42,492
2023	40,042	33,396
2024	38,331	12,119
2025	27,992	—
Thereafter	87,745	—
Total lease payments	$296,212	$148,099
Less: imputed interest	(49,732)	(10,038)
Present value of total lease liabilities	$246,480	$138,061

(1)	Non-cancellable sublease proceeds for the fiscal years ending January 31, 2021, 2022, and 2023 of $8.9 million, $7.1 million, and $6.1 million, respectively, are not included in the table above.

As of January 31, 2020, we had operating leases for three of our data centers and two of our office spaces that have not yet commenced with aggregated undiscounted future payments of $35.2 million. These operating leases will commence throughout fiscal year 2021 and have lease terms ranging from 4 to 8 years and therefore, we did not reflect these on the consolidated balance sheet as of January 31, 2020 and the tables above. We did not have any finance leases that have not yet commenced as of January 31, 2020.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. For the fiscal year ended January 31, 2020, we recorded $2.8 million in other long-term liabilities related to the present value of our estimated asset retirement obligation for our headquarters facility. We did not have material asset retirement obligations as of January 31, 2019. The accretion expense, which was included in operating expenses in our consolidated statements of operations, was not material for all periods presented.

Note 7. Commitments and Contingencies

Letters of Credit

As of January 31, 2020 and 2019, we had letters of credit in the aggregate amount of $26.5 million in connection with our operating leases, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with the secured credit agreement disclosed in Note 8.

Purchase Obligations

As of January 31, 2020, future payments under non-cancellable contractual purchases which were not recognized on our consolidated balance sheet relate primarily to infrastructure services and IT software and support services costs, are as follows (in thousands):

Years ending January 31:
2021	$18,733
2022	15,376
2023	36,026
2024	434
2025	434
Thereafter	166,234
$237,237

In addition to the purchase obligations included above, as of January 31, 2020, we had recognized a total of $10.6 million related to non-cancellable contractual purchases, which were included in accrued expenses and other current liabilities and other long-term liabilities on the balance sheet. $2.2 million, $3.1 million and $5.3 million is due to be paid in the years ending January 31, 2021, 2022 and 2023, respectively.

Legal Matters

We are currently involved in, and may in the future be involved in, litigation and subject to claims that arise in the ordinary course of business, including matters we initiate to defend ourselves or our users by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of January 31, 2020. Additionally, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors, regardless of the outcome of such litigation.

On June 6, 2019, a purported securities class action was filed in the U.S. District Court for the Northern District of California naming Box and certain of its officers and directors as defendants. The action was voluntarily dismissed without prejudice on December 16, 2019.

On October 23, 2019, a shareholder derivative complaint was filed in the Superior Court of California, San Mateo County, purportedly on behalf of Box and naming as defendants certain current and former officers and directors. The complaint was voluntarily dismissed without prejudice on December 26, 2019.

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

Note 8. Debt

Line of Credit

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the “November 2017 Facility”) with a maturity date of November 27, 2020. On November 29, 2017, the restrictions on our certificates of deposit that collateralized the letters of credit were released as the letters of credit were included under the November 2017 Facility sublimit. As such, we released $26.1 million from restricted cash to cash and cash equivalents. Refer to Note 7 for additional details on the letters of credit and Note 4 for additional details on restricted cash in the form of certificates of deposit.

On July 12, 2019, we entered into Amendment No. 1 to the November 2017 Facility. Pursuant to the terms of the amendment, among other changes, (i) the maturity date of borrowings under the November 2017 Facility was extended from November 27, 2020 to July 12, 2022; (ii) the revolving commitments were increased from $85.0 million to $100.0 million; (iii) the sublimit for the issuance of letters of credit was increased from $30.0 million to $45.0 million; and (iv) the covenant in the November 2017 Facility that limits the amount of finance leases and debt that we can incur to finance the acquisition, construction or improvement of any equipment or capital assets was increased from $100.0 million to $200.0 million. The proceeds of the revolving loans may be used for general corporate purposes. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.  Interest on the revolving loans is payable quarterly in arrears with respect to loans based on the prime rate and at the end of an interest period in the case of loans based on the LIBOR rate (or at each three-month interval if the interest period is longer than three months).  Borrowings under the November 2017 Facility are collateralized by substantially all of our assets. The November 2017 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement.  Additionally, the November 2017 Facility contains customary affirmative and negative covenants, including covenants limiting our, and our subsidiaries’, ability to, among other things, grant liens, incur debt, pay dividends or distributions on the capital stock, effect certain mergers, make investments, dispose of assets and enter into transactions with affiliates, in each case subject to customary exceptions for a credit facility of the size and type of the November 2017 Facility.

As of January 31, 2020, we were in compliance with all financial covenants.

In connection with the above credit facilities, we incurred interest expense, net of capitalized interest costs, of $1.3 million, $1.3 million and $1.0 million during the years ended January 31, 2020, 2019 and 2018, respectively. During the same periods, the amounts of interest capitalized were not material. Interest expense in connection with the above credit facilities includes interest charges for our line of credit, amortization of issuance costs, and unused commitment fees on our line of credit.

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

Material modification of rights of security holders

On June 14, 2018, all of our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock pursuant to the terms of our Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. The conversion occurred pursuant to Article IV of our Amended and Restated Certificate of Incorporation, which provided that each share of Class B common stock would convert automatically, without any further action, into one share of Class A common stock on the first trading day falling on or after the date on which the outstanding shares of Class B common stock represent less than 5% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. On June 15, 2018, we filed a certificate with the Secretary of State of the State of Delaware effecting the retirement and cancellation of our Class B common stock. This certificate of retirement had the additional effect of eliminating the authorized Class B common stock, thereby reducing the total number of our authorized shares of common stock by 200,000,000.

Our Class A and Class B common stock are referred to as common stock throughout the notes to the financial statements, unless otherwise noted. After June 14, 2018, common stock refers to our Class A common stock.

Common Stock

As of January 31, 2020 and 2019, we had authorized 1,000,000,000 shares of Class A common stock, par value of $0.0001 per share. 150,611,405 and 144,310,764 shares of Class A common stock were issued and outstanding as of January 31, 2020 and 2019, respectively.

Preferred Stock

As of January 31, 2020 and 2019, we had authorized 100,000,000 shares of undesignated preferred stock, par value of $0.0001 per share. No shares were issued or outstanding in the periods presented.

Treasury Stock

As of January 31, 2020 and 2019, we held an aggregate of 3,052,953 shares of common stock as treasury stock.

Note 10. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan or 2011 Equity Incentive Plan that are cancelled or repurchased subsequent to the 2015 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Generally, our restricted stock units vest over four years and, (a) for employee new hire restricted stock unit grants, twenty-five percent vest one year from the vesting commencement date and continue to vest 1/16th per quarter thereafter; or (b) for employee refresh restricted stock unit grants, 1/16th per quarter vest from the vest commencement date schedule. As of January 31, 2020, 19,832,054 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of January 31, 2020, 1,926,616 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2018	10,843,120	$8.32	5.74	$150,922
Options granted	717,658	20.78
Option exercised	(1,980,070)	8.24
Options forfeited/cancelled	(483,747)	14.23
Balance as of January 31, 2019	9,096,961	$9.01	4.97	$108,731
Options granted	577,082	19.89
Option exercised	(659,348)	9.05
Options forfeited/cancelled	(242,110)	17.63
Balance as of January 31, 2020	8,772,585	$9.48	4.27	$60,221
Vested and expected to vest as of January 31, 2020	8,712,323	$9.41	4.24	$60,221
Exercisable as of January 31, 2020	7,517,124	$7.80	3.57	$60,221

The aggregate intrinsic value of options vested and expected to vest and exercisable as of January 31, 2020 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the years ended January 31, 2020, 2019 and 2018 was $5.9 million, $30.5 million and $25.6 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the years ended January 31, 2020, 2019 and 2018 was $5.3 million, $6.7 million and $9.0 million, respectively. The weighted-average grant date fair value of options granted to employees during the years ended January 31, 2020, 2019 and 2018 was $8.00, $8.26 and $7.04 per share, respectively.

As of January 31, 2020, there was $5.4 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 2.18 years.

Stock Options with Market-Based Performance Goals

To further align our stockholders’ interests with executive officers’ interests, the Compensation Committee of our board of directors approved and granted performance-based stock options with market-based performance goals under the 2015 Plan to certain executive officers, which are subject to both the achievement of the market-based performance goal established by the Compensation Committee and the continued employment of the participant. These performance-based stock options vest only to the extent that both the market-based performance goal and time-based condition are satisfied. The market-based performance goal will be satisfied if, before the four-year anniversary of the grant date, the closing price of our Class A common stock is maintained at or above a pre-determined share price for a period of 30 consecutive trading days. The time-based vesting condition will be satisfied over the following four-year schedule: Twenty-five percent of the option’s time-based vesting condition is satisfied one year from the vesting commencement date and the remaining 1/48th of the option’s time-based vesting condition is satisfied monthly thereafter, subject to continued employment through each such date. As of January 31, 2020, the total outstanding balance of performance-based stock options was 1,375,000.

The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method. Of the total $5.4 million in unrecognized stock-based compensation expense for stock options as of January 31, 2020, $3.1 million related to outstanding performance-based stock options with market-based performance goals, which is expected to be recognized over a weighted-average period of 2.76 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2018	14,619,252	$16.42
Granted	10,349,570	22.12
Vested, net of shares withheld for employee payroll taxes	(3,344,632)	16.84
Forfeited/cancelled	(3,525,483)	17.72
Unvested balance - January 31, 2019	18,098,707	$19.35
Granted	12,436,586	18.81
Vested, net of shares withheld for employee payroll taxes	(4,166,907)	19.92
Forfeited/cancelled	(4,560,279)	19.77
Unvested balance - January 31, 2020	21,808,107	$18.85

As of January 31, 2020, there was $271.8 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.70 years.

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

In the first quarter of fiscal year 2020, our Compensation Committee adopted and approved the performance criteria and targets for fiscal year 2020 under our omnibus Executive Plan (the “Fiscal 2020 Executive Bonus Plan”). The Fiscal 2020 Executive Bonus Plan provides opportunities for 100% equity incentive compensation payouts based on our actual achievement of pre-established corporate financial objectives, subject to review and a final approval by our Compensation Committee. During the year ended January 31, 2020, we recognized stock-based compensation expense related to the Fiscal 2020 Executive Bonus Plan in the amount of $4.9 million. The payouts of the Fiscal 2020 Executive Bonus Plan are expected to be made in the form of fully vested restricted stock units in the first quarter of fiscal year 2021.

2015 ESPP

As of January 31, 2020, there was $15.5 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods. During the first and third quarters of fiscal year 2020, the fair market value of our stock on the purchase date within each quarter (i.e., March 15, 2019 and September 15, 2019) was lower than the fair market value of our stock on certain offering dates. As a result, certain offering periods reset and the new lower price became the new offering price for a new 24 month offering period. These resets resulted in a change in fair value and a corresponding incremental stock-based compensation expense initially totaling $7.2 million and $3.3 million upon the first and third quarter reset, respectively, which are expected to be recognized over the terms of the new offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended January 31,
	2020	2019	2018
Cost of revenue	$16,769	$14,065	$10,742
Research and development	62,565	45,189	37,733
Sales and marketing	38,030	36,864	31,742
General and administrative	28,624	23,178	17,268
Total stock-based compensation	$145,988	$119,296	$97,485

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2020			2019			2018
Employee Stock Options
Expected term (in years)	5.5	–	5.8	5.5	–	5.8	5.5	–	6.1
Risk-free interest rate			1.8%	2.8%	–	3.1%	1.8%	–	2.1%
Volatility			45%			45%	38%	–	40%
Dividend yield			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	–	2.0	0.5	–	2.0	0.5	–	2.0
Risk-free interest rate	1.7%	–	2.5%	2.0%	–	2.8%	0.9%	–	1.4%
Volatility	34%	–	55%	37%	–	50%	28%	–	43%
Dividend yield			0%			0%			0%

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

Note 11. Net Loss per Share

Material modification of rights of security holders

On June 14, 2018, all of our outstanding shares of Class B common stock automatically converted into the same number of shares of Class A common stock pursuant to the terms of our Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. The conversion occurred pursuant to Article IV of our Amended and Restated Certificate of Incorporation, which provided that each share of Class B common stock would convert automatically, without any further action, into one share of Class A common stock on the first trading day falling on or after the date on which the outstanding shares of Class B common stock represent less than 5% of the aggregate number of shares of the then outstanding Class A common stock and Class B common stock. On June 15, 2018, we filed a certificate with the Secretary of State of the State of Delaware effecting the retirement and cancellation of our Class B common stock. This certificate of retirement had the additional effect of eliminating the authorized Class B common stock, thereby reducing the total number of our authorized shares of common stock by 200,000,000.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended January 31,
	2020		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(144,348)	$—	$(131,089)	$(3,523)	$(115,847)	$(39,113)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	147,762	—	137,652	3,699	100,127	33,805
Net loss per share—basic and diluted	$(0.98)	$—	$(0.95)	$(0.95)	$(1.16)	$(1.16)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended January 31,
	2020	2019	2018
Options to purchase common stock	7,598	9,819	11,971
Restricted stock units	16,478	14,539	13,369
Employee stock purchase plan	1,820	1,353	1,624
Repurchasable shares from early-exercised options and unvested restricted stock	—	—	98
Contingently issuable common stock	—	—	3
	25,896	25,711	27,065

Note 12. Income Taxes

The components of loss before provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
United States	$(104,362)	$(90,408)	$(107,701)
Foreign	(38,576)	(42,806)	(46,544)
Total	$(142,938)	$(133,214)	$(154,245)

The components of the provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Current:
Federal	$—	$—	$(430)
State	196	162	75
Foreign	1,485	1,885	1,426
Total	$1,681	$2,047	$1,071
Deferred:
Federal	$—	$—	$(134)
State	32	18	18
Foreign	(303)	(667)	(240)
Total	$(271)	$(649)	$(356)
Provision for income taxes	$1,410	$1,398	$715

As a result of the December 2017 enacted Tax Cuts and Jobs Act (Tax Act), the corporate tax rate changed from 34% to 21% effective January 1, 2018. For the fiscal year ended January 31, 2020, we are subject to the corporate tax rate of 21%. The items accounting for the difference between income taxes computed at the federal statutory income tax rate of 21% and the provision for income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2020	2019	2018
Tax benefit at federal statutory rate	$(30,017)	$(27,975)	$(50,772)
State taxes, net of federal benefit	(3,122)	(2,672)	(7,803)
Foreign rate difference	(305)	1,798	7,988
Nondeductible expenses	2,313	535	689
Research and development credit	(6,670)	(5,536)	(3,967)
Stock-based compensation	6,325	(6,541)	(4,148)
Change in reserve for unrecognized tax benefits	6,670	5,507	3,537
Other	(246)	193	(383)
Change in valuation allowance, including the effect of tax rate change	26,462	35,061	(34,119)
Effect of tax rate change on deferred tax assets	—	1,028	89,693
Total provision for income taxes	$1,410	$1,398	$715

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2020	2019
Deferred tax assets:
Net operating loss carryover	$253,561	$233,952
Accruals and reserves	10,187	19,771
Stock-based compensation	15,930	16,239
Depreciation and amortization	6,288	6,751
Operating lease liabilities	62,698	—
Tax credit carryover	4,325	4,325
Deferred business interest expense	1,061	—
Other	1,904	557
Total deferred tax assets	355,954	281,595
Valuation allowance	(301,757)	(275,293)
Total deferred tax assets, net of valuation allowance	54,197	6,302
Deferred tax liabilities:
Operating lease right-of-use assets, net	(49,966)	—
Deferred commissions	(2,433)	(4,882)
Goodwill with indefinite life amortization	(424)	(283)
Other	(28)	(56)
Total deferred tax liabilities	(52,851)	(5,221)
Net deferred tax assets	$1,346	$1,081

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, we have established a full valuation allowance against our U.S. and United Kingdom net deferred tax assets to the extent they are not offset by liabilities from uncertain tax positions based on our history of losses. The valuation allowance increased by $26.5 million and $25.9 million, respectively, during the years ended January 31, 2020 and 2019.

As a result of the Tax Act, net operating loss carryforwards generated for tax years ending after December 31, 2018 will have an indefinite carryforward period. In light of the new law, we have assessed and believe that, it is more likely than not, that the net operating loss carryforwards generated for the fiscal year ended January 31, 2020 in the U.S. will be realized to the extent of future reversal of taxable temporary difference associated with indefinite-lived intangible assets.

In connection with the adoption of ASC 842 in fiscal year 2020, the Company recognized a deferred tax asset in the amount of $62.7 million related lease liabilities and a deferred tax liability in the amount of $50.0 million for the year ended January 31, 2020. The net effect of these adjustments to the deferred tax asset and liability will be offset with an adjustment to the valuation allowance.

As of January 31, 2020, we had federal, state and foreign net operating loss carryforwards of $735.7 million, $685.7 million and $320.6 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards generated prior to fiscal year 2018 will expire at various dates beginning in 2025, if not utilized. We have federal net operating loss carryforwards of $216.7 million, which can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2022, if not utilized. The foreign net operating loss carryforwards do not expire. In addition, as of January 31, 2020, we had federal and state research and development tax credit carryforwards of $32.6 million and $33.8 million, respectively. The federal research and development tax credit carryforwards will expire beginning in 2025 if not utilized. The state research and development tax credit carryforwards do not expire.

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

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	Year Ended January 31,
	2020	2019	2018
Unrecognized tax benefits—beginning of period	$49,883	$36,194	$28,644
Reductions for tax positions related to prior year	(10)	—	(971)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—	(20)	(337)
Additions for tax positions related to prior year	—	2,140	—
Additions for tax positions related to current year	13,687	11,569	8,858
Unrecognized tax benefits—end of period	$63,560	$49,883	$36,194

The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of January 31, 2020, 2019 and 2018. We do not expect our gross unrecognized tax benefits to change significantly over the next 12 months.

Our policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of our income tax provision. Interest and penalties were not significant during the years ended January 31, 2020, 2019 and 2018.

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

Note 13. Restructuring

Consistent with our focused efforts to drive more profitable growth, in the quarter ended January 31, 2020, we completed certain restructuring activities primarily in our sales & marketing organization, and to a lesser extent in our (1) research and development and (2) general and administrative organizations. The restructuring included eliminating specific senior roles, centralizing the reporting structures for certain functions and geographies, eliminating select sales overlay roles, and reducing headcount in lower performing geographies. In connection with the restructuring, we recorded a charge in the quarter ended January 31, 2020 in the amount of $1.65 million, which consisted entirely of severance and other personnel-related costs. As of January 31, 2020, all affected personnel had been notified, $0.6 million of the restructuring charge had been paid, and $1.05 million of the charge remained accrued and included in accrued compensation and benefits in our consolidated balance sheet. We expect that the remaining accrued charges will be paid out in the quarter ending April 30, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2020. The effectiveness of our internal control over financial reporting as of January 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

On March 17, 2020, after reviewing with its independent compensation consultant the policies regarding acceleration of vesting in connection with a change in control at our peer companies, the Compensation Committee modified the change in control termination protection for certain members of our senior leadership team, including Ms. Carullo, to provide that if, in connection with a change in control, their employment is terminated without cause or they resign for good reason, their outstanding equity awards will be 100% accelerated (an increase from the 24 months of acceleration previously approved). Messrs. Levie and Smith already were provided 100% acceleration, therefore this change had no effect on them.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2020 annual meeting of stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended January 31, 2020, and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Box, Inc., as amended	8-K	001-36805	3.1	June 23, 2017

3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-36805	3.2	March 30, 2015

3.3	Certificate of Retirement of Class B Common Stock of Box, Inc., dated June 16, 2018	8-K	001-36805	3.1	June 15, 2018

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194767	4.1	July 7, 2014

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of July 7, 2014.	S-1/A	333-194767	4.2	July 7, 2014
4.3	Description of Capital Stock
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194767	10.1	July 7, 2014

10.2*	Box, Inc. 2015 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.2	January 9, 2015

10.3*	Box, Inc. 2015 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-194767	10.3	January 9, 2015

10.4*	Box, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.4	January 9, 2015

10.5*	Box, Inc. 2006 Stock Incentive Plan and related form agreements.	S-1/A	333-194767	10.5	January 9, 2015

10.6*	Box, Inc. Executive Incentive Plan.	S-1/A	333-194767	10.6	July 7, 2014

10.7*	Box, Inc. Outside Director Compensation Policy.	10-Q	001-36805	10.1	June 12, 2015

10.8*	Form of Change in Control and Severance Agreement between the Registrant and each of Aaron Levie, Dylan Smith, Stephanie Carullo and certain of its executive officers.	S-1/A	333-194767	10.7	December 10, 2014

10.9*	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1/A	333-194767	10.7A	December 10, 2014

10.10*	Offer Letter between the Registrant and Aaron Levie, dated as of December 19, 2014.	S-1/A	333-194767	10.8	January 9, 2015

10.11*	Offer Letter between the Registrant and Dylan Smith, dated as of December 19, 2014.	S-1/A	333-194767	10.10	January 9, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.12☐	Master License and Service Agreement between the Registrant and CoreSite, L.P., dated as of March 17, 2008.	S-1/A	333-194767	10.15	July 7, 2014

10.13	Master Service Agreement between the Registrant and Equinix Operating Co., Inc., dated as of April 29, 2008.	S-1	333-194767	10.16	March 24, 2014

10.14	Office Lease between the Registrant and Redwood City Partners, LLC, dated as of September 15, 2014.	S-1/A	333-194767	10.18	January 9, 2015

10.15☐	Master License and Service Agreement by and among the Registrant and entities affiliated with CoreSite, dated as of December 18, 2015.	10-Q	001-36805	10.1	December 8, 2016

10.16☐	Wholesale Data center Lease by and between the Registrant and Vantage Data Centers, dated as of July 27, 2016.	10-Q	001-36805	10.2	December 8, 2016

10.17*	Offer Letter between Box, Inc. and Stephanie Carullo, dated July 7, 2017.	8-K	001-36805	10.1	July 12, 2017

10.18*	Credit Agreement, dated as of November 27, 2017, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	November 29, 2017
10.19	Amendment No. 1 to Credit Agreement, dated as of July 12, 2019, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	July 15, 2019
10.20‡	Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of August 10, 2017.	10-Q	001-36805	10.1	June 6, 2019
10.21‡	Amendment No. 1 to the Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of July 31, 2018.	10-Q	001-36805	10.2	June 6, 2019
10.22‡	Amendment No. 2 to the Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of March 15, 2019.	10-Q	001-36805	10.3	June 6, 2019

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.
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

‡

Certain portions of this exhibit have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 19, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Aaron Levie	Chairman and Chief Executive Officer (Principal Executive Officer)	March 19, 2020
Aaron Levie

/s/ Dylan Smith	Chief Financial Officer and Director (Principal Financial Officer)	March 19, 2020
Dylan Smith

/s/ Jeff Mannie	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 19, 2020
Jeff Mannie

/s/ Sue Barsamian	Director	March 19, 2020
Sue Barsamian

/s/ Dana Evan	Director	March 19, 2020
Dana Evan

/s/ Kim Hammonds	Director	March 19, 2020
Kim Hammonds

/s/ Peter Leav	Director	March 19, 2020
Peter Leav

/s/ Dan Levin	Director	March 19, 2020
Dan Levin

/s/ Rory O’Driscoll	Director	March 19, 2020
Rory O’Driscoll

/s/ Josh Stein	Director	March 19, 2020
Josh Stein