Form 10-Q
period 2020-04-30
BOX INC
filed 2020-06-04
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

As of May 29, 2020, the number of shares of the registrant’s Class A common stock outstanding was 153,452,800.

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

•	our ability to expand internationally;
•	expectations about competition and its effect in our market and our ability to compete;
•	the effects of seasonal trends on our operating results;
•	use of non-GAAP financial measures;
•	our belief regarding the sufficiency of our cash, cash equivalents and our credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months;
•	our expectations concerning relationships with third parties;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to realize the anticipated benefits of our partnerships with third parties;

•	the effects of new laws, policies, taxes and regulations on our business;
•	management’s plans, beliefs and objectives, including the importance of our brand and culture on our business;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	future acquisitions of or investments in complementary companies, products, services or technologies and our ability to successfully integrate such companies or assets; and
•	the impact of public health epidemics or pandemics, such as the COVID-19 pandemic, and governmental responses thereto.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 30,	January 31,
	2020	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$267,973	$195,586
Accounts receivable, net of allowance of $5,700 and $3,221	99,067	209,434
Prepaid expenses and other current assets	28,887	21,865
Deferred commissions	31,300	30,841
Total current assets	427,227	457,726
Property and equipment, net	192,025	190,976
Operating lease right-of-use assets, net	215,663	197,806
Goodwill	18,740	18,740
Deferred commissions, non-current	61,839	62,762
Other long-term assets	33,419	31,981
Total assets	$948,913	$959,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,799	$16,752
Accrued compensation and benefits	16,491	32,516
Accrued expenses and other current liabilities	31,666	25,700
Finance lease liabilities	52,486	54,634
Operating lease liabilities	47,830	40,339
Deferred revenue	353,928	407,493
Total current liabilities	511,200	577,434
Debt, non-current	70,000	40,000
Finance lease liabilities, non-current	82,933	83,427
Operating lease liabilities, non-current	217,127	206,141
Deferred revenue, non-current	14,421	16,356
Other long-term liabilities	12,384	14,276
Total liabilities	908,065	937,634
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of April 30 (unaudited) and January 31, 2020	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 153,446 shares (unaudited) and 150,611 shares issued and outstanding as of April 30 and January 31, 2020, respectively	15	15
Additional paid-in capital	1,347,445	1,302,072
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive loss	(1,639)	(307)
Accumulated deficit	(1,303,796)	(1,278,246)
Total stockholders’ equity	40,848	22,357
Total liabilities and stockholders’ equity	$948,913	$959,991

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 30,
	2020	2019
Revenue	$183,561	$162,974
Cost of revenue	53,995	48,684
Gross profit	129,566	114,290
Operating expenses:
Research and development	53,114	46,244
Sales and marketing	72,750	78,820
General and administrative	27,942	24,607
Total operating expenses	153,806	149,671
Loss from operations	(24,240)	(35,381)
Interest expense, net	(1,367)	(68)
Other income (loss), net	264	(880)
Loss before provision for income taxes	(25,343)	(36,329)
Provision for income taxes	207	499
Net loss	$(25,550)	$(36,828)
Net loss per share, basic and diluted	$(0.17)	$(0.25)
Weighted-average shares used to compute net loss per share, basic and diluted	151,943	145,275

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2020	2019
Net loss	$(25,550)	$(36,828)
Other comprehensive (loss) income*:
Changes in foreign currency translation adjustment	(152)	88
Changes in unrealized loss on cash flow hedge	(1,180)	—
Other comprehensive (loss) income	(1,332)	88
Comprehensive loss	$(26,882)	$(36,740)

*	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended April 30, 2020
	Class A Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance as of January 31, 2020	150,611	$15	$1,302,072	$(1,177)	$(307)	$(1,278,246)	$22,357
Issuance of common stock upon stock option exercises	222	—	965	—	—	—	965
Stock-based compensation related to stock awards	—	—	42,766	—	—	—	42,766
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	1,331	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(10,264)	—	—	—	(10,264)
Common stock issued under employee stock purchase plan	1,282	—	11,906	—	—	—	11,906
Other comprehensive loss	—	—	—	—	(1,332)	—	(1,332)
Net loss	—	—	—	—	—	(25,550)	(25,550)
Balance as of April 30, 2020	153,446	$15	$1,347,445	$(1,177)	$(1,639)	$(1,303,796)	$40,848

	Three Months Ended April 30, 2019
	Class A Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Income	Deficit	Equity
Balance as of January 31, 2019	144,311	$14	$1,166,443	$(1,177)	$23	$(1,133,898)	$31,405
Issuance of common stock upon stock option exercises	152	—	1,213	—	—	—	1,213
Stock-based compensation related to stock awards	—	—	35,678	—	—	—	35,678
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	1,205	1	—	—	—	—	1
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(14,624)	—	—	—	(14,624)
Common stock issued under employee stock purchase plan	829	—	13,605	—	—	—	13,605
Other comprehensive income	—	—	—	—	88	—	88
Net loss	—	—	—	—	—	(36,828)	(36,828)
Balance as of April 30, 2019	146,497	$15	$1,202,315	$(1,177)	$111	$(1,170,726)	$30,538

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,550)	$(36,828)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,946	12,625
Stock-based compensation expense	40,043	32,362
Amortization of deferred commissions	8,159	5,639
Others	74	(147)
Changes in operating assets and liabilities:
Accounts receivable, net	110,367	81,475
Deferred commissions	(7,695)	(6,076)
Operating lease right-of-use assets, net	9,713	8,560
Prepaid expenses and other assets	(4,925)	(4,382)
Accounts payable	(6,992)	(3,187)
Accrued expenses and other liabilities	(12,721)	(11,827)
Operating lease liabilities	(11,002)	(8,127)
Deferred revenue	(55,500)	(44,596)
Net cash provided by operating activities	61,917	25,491
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,443)	(1,614)
Capitalized internal-use software costs	(3,291)	(1,286)
Proceeds from sales of property and equipment	36	3
Proceeds from the sale of a strategic equity investment	107	—
Net cash used in investing activities	(4,591)	(2,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	30,000	—
Proceeds from exercise of stock options	965	1,199
Proceeds from issuances of common stock under employee stock purchase plan	11,906	13,605
Employee payroll taxes paid related to net share settlement of restricted stock units	(10,212)	(14,591)
Principal payments of finance lease liabilities	(17,356)	(9,154)
Net cash provided by (used in) financing activities	15,303	(8,941)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	200	27
Net increase in cash, cash equivalents, and restricted cash	72,829	13,680
Cash, cash equivalents, and restricted cash, beginning of period	195,586	217,756
Cash, cash equivalents, and restricted cash, end of period	$268,415	$231,436
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$2,245	$1,152
Cash paid for income taxes, net of tax refunds	538	1,444
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued equipment purchases	$6,430	$3,773
Increase in long-lived assets resulting from capitalizing asset retirement costs	197	2,706
Stock-based compensation expense capitalized in internally developed software costs	970	1,000
Accrued on-premises software	770	—
Increase in finance lease liabilities	14,825	21,414
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH INFORMATION:
Cash and cash equivalents, beginning of period	$195,586	$217,518
Restricted cash, beginning of period	—	238
Cash, cash equivalents, and restricted cash, beginning of period	$195,586	$217,756
Cash and cash equivalents, end of period	$267,973	$231,436
Restricted cash, end of period	442	—
Cash, cash equivalents, and restricted cash, end of period	$268,415	$231,436

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2020 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders’ equity, and the condensed consolidated statements of cash flows for the three months ended April 30, 2020 and 2019, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2020 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the Form 10-K), which was filed with the Securities and Exchange Commission (the SEC) on March 19, 2020. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. Other than items discussed under Use of Estimates and Recently Adopted Accounting Pronouncements, there have been no other material changes to our critical accounting policies and estimates during the three months ended April 30, 2020 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of April 30, 2020, and our results of operations, including our comprehensive loss, our stockholders’ equity, and our cash flows for the three months ended April 30, 2020 and 2019. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2020 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2021.

Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income, or net income.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of the allowance for accounts receivable, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, timing and costs associated with our asset retirement obligations, the nature and timing of satisfaction of performance obligations, estimate of standalone selling price allocation included in contracts with multiple performance obligations, the estimated expected benefit period for deferred commissions, the estimated useful life of capitalized internal-use software costs, observable price changes of non-marketable equity securities, fair value of derivative instruments, the incremental borrowing rate we use to determine our lease liabilities, fair values of stock-based awards, legal contingencies, the valuation of deferred income tax assets, and unrecognized tax benefits, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

We sell to a broad range of customers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of April 30, 2020 and January 31, 2020, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue for the three months ended April 30, 2020. One reseller, which is also a customer, represented 10% of our revenue for the three months ended April 30, 2019.

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

Geographic Locations

For the three months ended April 30, 2020 and 2019, revenue attributable to customers in the United States was 73% and 76%, respectively. For the three months ended April 30, 2020, revenue attributable to customers in Japan was 13%. No country outside of the United States comprised 10% or greater of our revenue for the three months ended April 30, 2019.

Substantially all of our net assets are located in the United States. As of April 30, 2020 and January 31, 2020, property and equipment located in the United States was approximately 95% and 94%, respectively.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade receivables, loans, and other financial instruments, we are required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. We adopted the new standard, effective February 1, 2020, and the adoption did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). Reference rate reform refers to the global transition away from certain reference rates, such as the London Interbank Offered Rate (LIBOR), and to the introduction of new reference rates that are based on a larger and more liquid population of observable transactions. ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. The amendments in this ASU were effective upon issuance and may be applied through December 31, 2022. We are currently evaluating the impact of the expedients and exceptions of this new standard on our November 2017 Facility and our hedging relationships that reference LIBOR.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summary of Significant Accounting Policies

Other than items discussed under Use of Estimates and Recently Adopted Accounting Pronouncements, there have been no material changes to our critical accounting policies during the three months ended April 30, 2020 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 31, 2020.

Note 2. Revenue

Contract Assets

Contract assets, which are presented within accounts receivable, were not material as of April 30, 2020 and January 31, 2020.

Deferred Revenue

Deferred revenue was $368.3 million and $423.8 million as of April 30, 2020 and January 31, 2020, respectively. During the three months ended April 30, 2020 and 2019, we recognized $154.4 million and $134.4 million of revenue that was included in the deferred revenue balance as of January 31, 2020 and 2019, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of April 30, 2020, we had remaining performance obligations for subscription contracts of $722.7 million. We expect to recognize 65% of these remaining performance obligations as revenue over the next 12 months, with the balance recognized thereafter.

Disaggregation of Revenues

For the three months ended April 30, 2020 and 2019, revenue attributable to customers in the United States was 73% and 76%, respectively. For the three months ended April 30, 2020, revenue attributable to customers in Japan was 13%. No country outside of the United States comprised 10% or greater of our revenue for the three months ended April 30, 2019.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Investments

Financial assets subject to the fair value disclosure requirements were as follows (in thousands):

	April 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$67,758	$—	$—	$67,758
Certificates of deposit	—	20,000	—	20,000
Total cash equivalents	$67,758	$20,000	$—	$87,758

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$43,558	$—	$—	$43,558
Certificates of deposit	—	20,000	—	20,000
Total cash equivalents	$43,558	$20,000	$—	$63,558

Derivative Instruments and Hedging

In association with our debt described in Note 7, we are required to make variable rate interest payments based on a contractually specified interest rate index (e.g., LIBOR). The variable rate interest payments create interest rate risk as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the loan. To minimize our risk exposure due to the volatility of the interest rate index, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association, effective as of September 5, 2019 (Swap Agreement). This agreement, which is designated as a cash flow hedge, has a maturity of five years. Under the Swap Agreement, we have hedged a portion of the variable interest payments by effectively fixing our interest payments over the term of the agreement. As of April 30, 2020, our interest rate swap had a notional value of $30.0 million.

We classify our interest rate swap hedge agreement within Level 2. As of April 30, 2020, the net unrealized loss of the interest rate swap, which is included in accrued expenses and other current liabilities and accumulated other comprehensive loss in our condensed consolidated balance sheet, was $1.4 million. As of January 31, 2020, the net unrealized loss of the interest rate swap was not material. During the three months ended April 30, 2020, the net derivative loss within accumulated other comprehensive loss reclassified into earnings was not material and we estimate that the amount to be reclassified from accumulated other comprehensive loss into earnings within the next 12 months will not be material.

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30,	January 31,
	2020	2020
Prepaid expenses	$22,091	$16,416
Capitalized qualifying implementation costs incurred in a hosting arrangement that is a service contract, net of amortization (1)	1,143	1,202
Other current assets	5,653	4,247
Total prepaid expenses and other current assets	$28,887	$21,865

(1)

Capitalized stock-based compensation expense and the amortization of the capitalized costs were not material for the periods presented. We have not recorded any related impairment charges during the periods presented.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	April 30,	January 31,
	2020	2020
Servers and related equipment	$322,388	$312,369
Leasehold improvements	80,354	79,979
Computer hardware	24,235	23,086
Furniture and fixtures	14,286	14,192
Construction in progress	24,056	18,370
Total property and equipment	465,319	447,996
Less: accumulated depreciation	(273,294)	(257,020)
Total property and equipment, net	$192,025	$190,976

As of April 30, 2020, the gross carrying amount of property and equipment included $226.5 million of servers and related equipment and $20.0 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $111.0 million. As of January 31, 2020, the gross carrying amount of property and equipment included $216.4 million of servers and related equipment and $16.3 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $98.0 million.

Depreciation expense related to property and equipment was $16.4 million and $12.6 million for the three months ended April 30, 2020 and 2019, respectively. Included in these amounts were depreciation expense for servers and related equipment acquired under finance leases in the amount of $13.1 million and $8.6 million, for the same periods respectively. Construction in progress primarily consists of servers and networking equipment and storage infrastructure being provisioned in our data center facilities. Interest capitalized to property and equipment was not material for the periods presented.

Operating Lease Right-of-Use Assets, Net

Operating lease right-of-use assets, net consisted of the following (in thousands):

	April 30,	January 31,
	2020	2020
Operating lease right-of-use assets	$260,825	$233,255
Less: accumulated amortization	(45,162)	(35,449)
Operating lease right-of-use assets, net	$215,663	$197,806

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	April 30,	January 31,
	2020	2020
Deposits, noncurrent	$2,772	$2,726
Internally developed software costs, net of amortization (1) (2)	16,199	14,521
On-premises software, net of amortization (2) (3)	10,425	10,594
Other assets, noncurrent	4,023	4,140
Other long-term assets	$33,419	$31,981

(1)	Included in these amounts were $5.6 million and $5.0 million in capitalized stock-based compensation expense as April 30, 2020 and January 31, 2020, respectively.
(2)

The accumulated amortization of capitalized software costs in the aggregate was $3.6 million and $1.7 million as of April 30, 2020 and January 31, 2020, respectively. Amortization expense related to capitalized software was $1.9 million for the three months ended April 30, 2020 and was not material for the three months ended April 30, 2019.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(3)	The estimated useful lives of on-premises software range from three to four years.

Note 5. Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and data centers with lease periods expiring primarily between fiscal years 2022 and 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal or termination clauses. Our operating leases typically include variable lease payments, which are primarily comprised of common area maintenance and utility charges for our offices and power and network connections for our data centers, that are determined based on actual consumption. Our operating lease agreements do not contain any residual value guarantees, covenants, or other restrictions.

We also entered into various finance lease arrangements to obtain servers and related equipment for our data center operations. These agreements are primarily for four years and certain of these arrangements have optional renewal or termination clauses. The leases are secured by the underlying leased servers and related equipment.

We sublease certain floors of our Redwood City, San Francisco, and London offices. Our current subleases have total lease terms ranging from 31 to 96 months that will expire at various dates by fiscal year 2025.

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended
	April 30,
	2020	2019
Finance lease cost:
Amortization of finance lease right-of-use assets	$13,106	$8,623
Interest on finance lease liabilities	1,526	685
Operating lease cost, gross	13,117	11,791
Variable lease cost, gross	2,724	2,868
Sublease income	(2,808)	(2,764)
Total lease cost (1)	$27,665	$21,203

(1)	Short-term lease cost was not material for the periods presented and is not included in the table above.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended
	April 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$13,514	$11,358
Operating cash flows for finance leases	1,997	759
Financing cash flows for finance leases	17,356	9,154
Right-of-use assets obtained in exchange of lease obligations (1)
Operating leases	$29,347	$229,355
Finance leases	14,825	21,414

(1)	Amounts disclosed for the three months ended April 30, 2019 include the adoption impact of ASC Topic 842 on the opening balance sheet as of February 1, 2019.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Supplemental information related to the remaining lease term and discount rate was as follows:

	April 30,
	2020	2019
Weighted-average remaining lease term (in years)
Operating leases	6.29	7.22
Finance leases	2.83	2.94

Weighted-average discount rate
Operating leases	5.26%	5.39%
Finance leases	4.42%	3.62%

As of April 30, 2020, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)	Finance Leases
Remainder of 2021	$43,547	$44,672
2022	58,146	46,908
2023	46,657	37,448
2024	46,191	15,435
2025	30,411	137
Thereafter	89,038	—
Total lease payments	$313,990	$144,600
Less: imputed interest	$(49,033)	$(9,181)
Present value of total lease liabilities	$264,957	$135,419

(1)

Non-cancellable sublease proceeds for the remainder of the fiscal year ending January 31, 2021 and the fiscal years ending January 31, 2022, 2023, 2024, and 2025 of $6.7 million, $9.1 million, $8.3 million, $2.2 million, and $2.2 million, respectively, are not included in the table above.

As of April 30, 2020, we had an operating lease for one of our office spaces that had not commenced with aggregated undiscounted future payments of $9.4 million. This operating lease will commence during fiscal year 2021 and has a lease term of 6 years and therefore, we did not reflect this lease on the condensed consolidated balance sheet as of April 30, 2020 and in the tables above. We did not have any finance leases that have not yet commenced as of April 30, 2020.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. As of April 30, 2020 and 2019, we recorded $3.1 million and $2.7 million, respectively, in other long-term liabilities related to the present value of our estimated asset retirement obligation for our headquarters facility. The accretion expense, which was included in operating expenses in our condensed consolidated statements of operations, was not material for all periods presented.

Note 6. Commitments and Contingencies

Letters of Credit

As of April 30, 2020 and January 31, 2020, we had letters of credit in the aggregate amount of $26.5 million in connection with our operating leases, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 7.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Purchase Obligations

As of April 30, 2020, future payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet and relate primarily to infrastructure services and IT software and support services costs, are as follows (in thousands):

Years ending January 31:
2021	$7,739
2022	14,768
2023	37,290
2024	2,339
2025	434
Thereafter	166,234
$228,804

In addition to the purchase obligations included above, as of April 30, 2020, we recognized a total of $12.9 million related to non-cancellable contractual purchases, which were included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities on the condensed consolidated balance sheet. $3.9 million, $3.3 million, $3.8 million, and $1.9 million is due to be paid in the remainder of the fiscal year ending January 31, 2021 and the fiscal years ending January 31, 2022, 2023, and 2024, respectively.

Legal Matters

From time to time, we are subject to claims that arise in the ordinary course of business, including matters we initiate to defend ourselves or our users by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2020. Additionally, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors, regardless of the outcome of such litigation.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Debt

Line of Credit

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility) and on July 12, 2019, we entered into Amendment No. 1 to the November 2017 Facility. Pursuant to the terms of the amendment, among other changes, (i) the maturity date of borrowings under the November 2017 Facility was extended from November 27, 2020 to July 12, 2022; (ii) the revolving commitments were increased from $85.0 million to $100.0 million; (iii) the sublimit for the issuance of letters of credit was increased from $30.0 million to $45.0 million; and (iv) the covenant in the November 2017 Facility that limits the amount of finance leases and debt that we can incur to finance the acquisition, construction or improvement of any equipment or capital assets was increased from $100.0 million to $200.0 million. The proceeds of the revolving loans may be used for general corporate purposes. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.  Interest on the revolving loans is payable quarterly in arrears with respect to loans based on the prime rate and at the end of an interest period in the case of loans based on the LIBOR rate (or at each three-month interval if the interest period is longer than three months).  Borrowings under the November 2017 Facility are collateralized by substantially all of our assets. The November 2017 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement.  Additionally, the November 2017 Facility contains customary affirmative and negative covenants, including covenants limiting our, and our subsidiaries’, ability to, among other things, grant liens, incur debt, pay dividends or distributions on the capital stock, effect certain mergers, make investments, dispose of assets, incur contractual obligations and commitments and enter into transactions with affiliates, in each case subject to customary exceptions for a credit facility of the size and type of the November 2017 Facility.

In April 2020, we drew an additional $30.0 million on the November 2017 Facility. As of April 30, 2020, we had total debt outstanding with a carrying amount of $70.0 million.

As of April 30, 2020, we were in compliance with all financial covenants.

In connection with the above credit facility, for the three months ended April 30, 2020 and 2019, interest expense, net of capitalized interest costs, was not material. During the same periods, the amounts of interest capitalized were not material. Interest expense in connection with the above credit facility includes interest charges for our line of credit, amortization of issuance costs, and unused commitment fees on our line of credit.

Note 8. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan or 2011 Equity Incentive Plan that are cancelled or repurchased subsequent to the 2015 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Generally, our restricted stock units vest over four years and, (a) for employee new hire restricted stock unit grants, twenty-five percent vest one year from the vesting commencement date and continue to vest 1/16th per quarter thereafter; or (b) for employee refresh restricted stock unit grants, 1/16th per quarter vest from the vesting commencement date. As of April 30, 2020, 21,767,691 shares were reserved for future issuance under the 2015 Plan.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of April 30, 2020, 2,151,229 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2020	8,772,585	$9.48	4.27	$60,221
Options granted	31,666	12.48
Options exercised	(222,426)	4.34
Options forfeited/cancelled	(24,250)	17.85
Balance as of April 30, 2020	8,557,575	$9.60	4.08	$64,061
Vested and expected to vest as of April 30, 2020	8,484,725	$9.52	4.05	$64,056
Exercisable as of April 30, 2020	7,036,704	$7.44	3.19	$63,949

The aggregate intrinsic value of options vested and expected to vest and exercisable as of April 30, 2020 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the three months ended April 30, 2020 and 2019 was $2.2 million and $1.9 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the three months ended April 30, 2020 and 2019 was $0.5 million and $0.9 million, respectively. The weighted-average grant date fair value of options granted to employees during the three months ended April 30, 2020 and 2019 was $5.41 and $8.00 per share, respectively.

As of April 30, 2020, there was $4.3 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 1.98 years.

Stock Options with Market-Based Performance Goals

To further align our stockholders’ interests with executive officers’ interests, the Compensation Committee of our board of directors approved and granted performance-based stock options with market-based performance goals under the 2015 Plan to certain executive officers, which are subject to both the achievement of the market-based performance goal established by the Compensation Committee and the continued employment of the participant. These performance-based stock options vest only to the extent that both the market-based performance goal and time-based condition are satisfied. The market-based performance goal will be satisfied if, before the four-year anniversary of the grant date, the closing price of our Class A common stock is maintained at or above a pre-determined share price for a period of 30 consecutive trading days. The time-based vesting condition will be satisfied over the following four-year schedule: Twenty-five percent of the option’s time-based vesting condition is satisfied one year from the vesting commencement date and the remaining 1/48th of the option’s time-based vesting condition is satisfied monthly thereafter, subject to continued employment through each such date. As of April 30, 2020, the total outstanding balance of performance-based stock options was 1,375,000.

The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method. Of the total $4.3 million in unrecognized stock-based compensation expense for stock options as of April 30, 2020, $2.3 million related to outstanding performance-based stock options with market-based performance goals, which is expected to be recognized over a weighted-average period of 2.52 years.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2020	21,808,107	$18.85
Granted	7,313,474	14.53
Vested, net of shares withheld for employee payroll taxes	(1,330,535)	18.66
Forfeited/cancelled	(884,977)	19.78
Unvested balance - April 30, 2020	26,906,069	$17.65

As of April 30, 2020, there was $321.9 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.89 years.

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

In the first quarter of fiscal year 2020, our Compensation Committee adopted and approved the performance criteria and targets for fiscal year 2020 under our omnibus Executive Incentive Plan (the Fiscal 2020 Executive Bonus Plan). Based on a review of our actual achievement of pre-established corporate financial objectives and additional inputs from our Compensation Committee, the Fiscal 2020 Executive Bonus Plan was determined, settled and paid out in the first quarter of fiscal year 2021 in the form of fully vested restricted stock units. During the three months ended April 30, 2020, we recognized stock-based compensation expense related to the Fiscal 2020 Executive Bonus Plan in the amount of $1.5 million.

In the first quarter of fiscal year 2021, our Compensation Committee adopted and approved the performance criteria and targets for fiscal year 2021 under our omnibus Executive Plan (the Fiscal 2021 Executive Bonus Plan). The Fiscal 2021 Executive Bonus Plan provides opportunities for 100% equity incentive compensation payouts based on our actual achievement of pre-established corporate financial objectives, subject to review and a final approval by our Compensation Committee. During the three months ended April 30, 2020, we recognized stock-based compensation expense related to the Fiscal 2021 Executive Bonus Plan in the amount of $2.8 million. The unrecognized compensation expense related to the ungranted and unvested Fiscal 2021 Executive Bonus Plan is $10.9 million, based on the expected performance against the pre-established corporate financial objectives as of April 30, 2020, which is expected to be recognized over a remaining weighted-average period of less than one year. The payouts of the Fiscal 2021 Executive Bonus Plan are expected to be made in the form of fully vested restricted stock units in the first quarter of fiscal year 2022.

2015 ESPP

As of April 30, 2020, there was $17.3 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods. During the first quarter of fiscal year 2021, the fair market value of our stock on the purchase date (i.e., March 15, 2020) was lower than the fair market value of our stock on certain offering dates. As a result, certain offering periods reset and the new lower price became the new offering price for a new 24 month offering period. These resets resulted in a change in fair value and a corresponding incremental stock-based compensation expense initially totaling $3.9 million, which is expected to be recognized over the term of the new offering period.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 30,
	2020	2019
Cost of revenue	$4,541	$3,611
Research and development	17,287	12,975
Sales and marketing	10,079	9,400
General and administrative	8,136	6,376
Total stock-based compensation	$40,043	$32,362

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions.

	Three Months Ended
	April 30,
	2020			2019
Employee Stock Options
Expected term (in years)			5.8			N/A
Risk-free interest rate			0.6%			N/A
Volatility			46%			N/A
Dividend yield			0%			N/A
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0	0.5	-	2.0
Risk-free interest rate	0.3%	-	0.4%	2.4%	-	2.5%
Volatility	44%	-	52%	46%	-	55%
Dividend yield			0%			0%

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2020	2019
Numerator:
Net loss	$(25,550)	$(36,828)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	151,943	145,275
Net loss per share—basic and diluted	$(0.17)	$(0.25)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended April 30,
	2020	2019
Options to purchase common stock	5,624	8,983
Restricted stock units	16,863	15,096
Employee stock purchase plan	2,678	1,771
	25,165	25,850

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

Note 11. Restructuring

Consistent with our focused efforts to drive more profitable growth, in the quarter ended January 31, 2020, we completed certain restructuring activities primarily in our sales and marketing organization, and to a lesser extent in our (1) research and development and (2) general and administrative organizations. The restructuring included eliminating specific senior roles, centralizing the reporting structures for certain functions and geographies, eliminating select sales overlay roles, and reducing headcount in lower performing geographies. In connection with the restructuring, we recorded a charge in the quarter ended January 31, 2020 in the amount of $1.65 million, which consisted entirely of severance and other personnel-related costs. As of January 31, 2020, all affected personnel had been notified, $0.6 million of the restructuring charge had been paid, and $1.05 million of the charge remained accrued and included in accrued compensation and benefits in our condensed consolidated balance sheet. As of April 30, 2020, the restructuring charges remaining in accrued compensation and benefits in our condensed consolidated balance sheet were not material.

Note 12. Segments

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

Overview

Box provides a leading cloud content management platform focused on three key differentiators: frictionless security and compliance, secure external and internal collaboration and workflow, and expansive integrations and APIs that extend the value of our platform. Box enables organizations of all sizes to securely manage their content while allowing easy access and sharing of this content from anywhere, on any device. With our Software-as-a-Service (SaaS) cloud content management platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with legal and regulatory requirements, internal policies and industry standards and regulations. Box provides a single content platform that accelerates business processes, improves employee productivity, enables secure remote work, and protects an organization’s most valuable data. Our platform enables a broad set of business use cases across enterprises, hundreds of file formats and media types, and user experiences. Our platform integrates with leading enterprise business applications, and is compatible with multiple application environments, operating systems and devices, ensuring that workers have access to their critical business content whenever and wherever they need it.

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

We offer our solution to our customers as a subscription-based service, with subscription fees based on the requirements of our customers, including the number of users and functionality deployed. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging from one month to three years or more. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. We recognize revenue when, or as, we satisfy a performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the term of the contract.

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

Our user base included 72.2 million registered users as of April 30, 2020. We define a registered user as a Box account that has been provisioned a unique user identification number. As of April 30, 2020, 19% of our registered users were paying users who registered as part of a larger enterprise or business account or by using a paid personal account. As of April 30, 2020, we had over 98,000 paying organizations, and our solution was offered in 25 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

For the three months ended April 30, 2020 and 2019, our revenue was $183.6 million and $163.0 million, respectively, representing year-over-year growth of 13%, and our net losses were $25.6 million and $36.8 million, respectively. For the three months ended April 30, 2020 and 2019, revenue from non-U.S. customers represented 27% and 24% of our revenue, respectively. Box is headquartered in Redwood City, California and operates offices throughout the United States, Europe, and Asia.

COVID-19

The COVID-19 pandemic has significantly impacted global economic activity, worldwide financial markets and social practices. We have assembled a team to work cross-functionally to monitor, analyze and respond to evolving developments regarding the COVID-19 pandemic. As part of these efforts, we have taken steps to protect the health and welfare of our employees by temporarily closing our offices and suspending business-related travel, while continuing our commitment and efforts to serve customers that rely on us. In addition, we have shifted our customer and marketing events to virtual-only experiences. While we believe that Box benefits our customers and prospects by allowing them to enable remote work for their employees, the extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time, and include the severity and duration of the pandemic, actions that may be taken by government authorities to contain the virus and minimize its economic impact, the impact to our customers, business partners and employees, and other factors identified in Part II, Item 1A "Risk Factors" of this Form 10-Q. As a result, the extent and magnitude of the impact COVID-19 will have on our business and operating results cannot be predicted at this time.

Our Business Model

Our business model focuses on maximizing the lifetime value of a customer relationship. We make significant investments in acquiring new customers and believe that we will be able to achieve a positive return on these investments by retaining customers, cross-selling our add-on products and expanding the size of our deployments within our customer base over time. In connection with the acquisition of new customers, we incur and recognize significant upfront costs. These costs include sales and marketing costs associated with acquiring new customers, such as sales commission expenses, a portion of which are deferred and then amortized over a period of benefit, and marketing costs, which are expensed as incurred. We recognize revenue when, or as, we satisfy a performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the term of the contract. Although our objective is for each customer to be profitable for us over the duration of our relationship, the costs we incur with respect to any customer relationship, whether a new customer or an expansion within an existing customer, may exceed revenue in earlier periods because we recognize those costs faster than we recognize the associated revenue.

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

Key Business Metrics

We use the key metrics below for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that these key metrics provide meaningful supplemental information regarding our performance. We believe that both management and investors benefit from referring to these key metrics in assessing our performance and when planning, forecasting, and analyzing future periods. These key metrics also facilitate management's internal comparisons to our historical performance as well as comparisons to certain competitors' operating results. We believe these key metrics are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by institutional investors and the analyst community to help analyze the health of our business. The below data is presented in millions, except for percentage rate data.

	Three Months Ended
	April 30,
	2020	2019
Remaining performance obligations (period end)	$722.7	$637.3
Remaining performance obligations growth rate	13%	16%
Billings	$128.1	$118.4
Billings growth rate	8%	1%
Free cash flow	$39.8	$13.4
Retention rate (period end)	107%	106%

Remaining Performance Obligations

Remaining performance obligations (RPO) represent, at a point in time, contracted revenue that has not yet been recognized. RPO consists of deferred revenue and backlog, offset by contract assets. Backlog is defined as non-cancellable contracts deemed certain to be invoiced and recognized as revenue in future periods. Future invoicing is determined to be certain when we have an executed non-cancellable contract or a significant penalty is due upon cancellation, and invoicing is not dependent on a future event such as the delivery of a specific new product or feature, or the achievement of contractual contingencies. While Box believes RPO is a leading indicator of revenue as it represents sales activity not yet recognized in revenue, it is not necessarily indicative of future revenue growth as it is influenced by several factors, including seasonality, contract renewal timing, average contract terms and foreign currency exchange rates. Box monitors RPO to manage the business and evaluate performance. Although we consider RPO to be a significant performance measure, we do not consider it to be a non-GAAP financial measure given that it is calculated in accordance with GAAP.

RPO as of April 30, 2020 were $722.7 million, an increase of 13% from April 30, 2019. The increase in RPO was primarily driven by the addition of new customers, expansion within existing customers as they broadened their deployment of our product offerings, and the timing of customer-driven renewals.

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

Billings increased 8% in the three months ended April 30, 2020 over the three months ended April 30, 2019. The increase in billings was primarily driven by the addition of new customers, expansion within existing customers as they broadened their deployment of our product offerings, and the timing of customer-driven renewals.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended
	April 30,
	2020	2019
GAAP revenue	$183,561	$162,974
Deferred revenue, end of period	368,349	330,445
Less: deferred revenue, beginning of period	(423,849)	(375,041)
Contract assets, beginning of period	—	3
Billings	$128,061	$118,381

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

For the three months ended April 30, 2020 and 2019, free cash flow was $39.8 million and $13.4 million, respectively.

Retention Rate

Retention rate is defined as the net percentage of Total Account Value (TAV) retained from existing customers, including expansion. We calculate our retention rate as of a period end by starting with the TAV from customers as of 12 months prior to such period end (Prior Period TAV) and a subscription term of at least 12 months. We then calculate TAV from these same customers as of the current period end (Current Period TAV). Finally, we divide the Current Period TAV by the Prior Period TAV and report the average of this calculation over the prior twelve months to arrive at our retention rate. Prior to fiscal year 2021, we included only TAV from customers with contract value of $5,000 or more in our retention rate calculation. As a result of our focus on driving an efficient land and expand go-to-market strategy, large enterprise customers may begin their deployments with contract values below $5,000 and expand significantly over time. Given this strategy, we now include TAV from customers with contract value of less than $5,000 in our retention rate calculation. This new methodology adopted in fiscal year 2021 provides a more comprehensive view of how existing customers contribute to our overall revenue growth. We believe our retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. Retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our retention rate was approximately 107% and 106% as of April 30, 2020 and 2019, respectively. Our strong retention rates were primarily attributable to strong seat growth in existing customers and strong attach rates of add-on products. As our customers purchase add-on products, we tend to realize significantly higher average contract values and stronger retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, Customer Success, and Box Consulting have been a significant factor in our strong customer retention results. Our retention rate is higher in customers who have purchased at least one add-on product. As we penetrate customer accounts, we expect our retention rate to remain above 100% for the foreseeable future.

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

We recognize revenue when, or as, we satisfy a performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the contract term. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. Our subscription and premier services contracts are typically non-cancellable and do not contain refund-type provisions. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging between one month to three years or more.

Professional services are generally billed on a fixed price basis, for which revenue is recognized over time based on the proportion performed. Professional services revenue was not material as a percentage of total revenue for all periods presented.

Revenue is presented net of sales and other taxes we collect on behalf of governmental authorities.

Cost of Revenue

Our cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, payments to outside technology service providers, depreciation of servers and equipment, security services and other tools, as well as amortization expense associated with acquired technology and capitalized internally developed software. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below. As part of our hybrid cloud infrastructure strategy, we are in the process of migrating our primary data centers to significantly lower cost regions, which will allow us to optimize our infrastructure efficiency while supporting growth in our paying customers. We are seeing increased costs during the migration process, but we believe we have already incurred the majority of our duplicative costs, and we expect to complete this migration in fiscal year 2021. Upon the completion of this migration, we expect our cost of revenue to increase in dollars but trend downwards as a percentage of revenue as we continue to drive efficiencies in our infrastructure to support the growth of our business, our customer base, as well as our international expansion.

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

General and Administrative. General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, recruiting, information systems, security, compliance, fees for external professional services and cloud based enterprise systems, as well as allocated overhead. External professional services fees are primarily comprised of outside legal, accounting, audit and outsourcing services. We expect our general and administrative expense to increase in dollars but to decrease as a percentage of revenue over time as we benefit from greater operational efficiency.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended
	April 30,
	2020	2019
	(in thousands, except per share data)
Revenue	$183,561	$162,974
Cost of revenue (1)	53,995	48,684
Gross profit	129,566	114,290
Operating expenses:
Research and development (1)	53,114	46,244
Sales and marketing (1)	72,750	78,820
General and administrative (1)	27,942	24,607
Total operating expenses	153,806	149,671
Loss from operations	(24,240)	(35,381)
Interest expense, net	(1,367)	(68)
Other income (loss), net	264	(880)
Loss before provision for income taxes	(25,343)	(36,329)
Provision for income taxes	207	499
Net loss	$(25,550)	$(36,828)
Net loss per share, basic and diluted	$(0.17)	$(0.25)
Weighted-average shares used to compute net loss per share, basic and diluted	151,943	145,275

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30,
	2020	2019
	(in thousands)
Cost of revenue	$4,541	$3,611
Research and development	17,287	12,975
Sales and marketing	10,079	9,400
General and administrative	8,136	6,376
Total stock-based compensation	$40,043	$32,362

	Three Months Ended
	April 30,
	2020	2019
Percentage of Revenue:
Revenue	100%	100%
Cost of revenue (1)	29	30
Gross profit	71	70
Operating expenses:
Research and development (1)	29	29
Sales and marketing (1)	40	48
General and administrative (1)	15	15
Total operating expenses	84	92
Loss from operations	(13)	(22)
Interest expense, net	(1)	—
Other loss, net	—	(1)
Loss before provision for income taxes	(14)	(23)
Provision for income taxes	—	—
Net loss	(14)%	(23)%

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30,
	2020	2019
Cost of revenue	3%	2%
Research and development	9	8
Sales and marketing	6	6
General and administrative	4	4
Total stock-based compensation	22%	20%

Comparison of the Three Months Ended April 30, 2020 and 2019

Revenue

	Three Months Ended
	April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue	$183,561	$162,974	$20,587	13%

The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 4% from April 30, 2019 to April 30, 2020, and strong attach rates of add-on products, which strengthened our price per seat. In this period, we also experienced continued renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our retention rate of 107% as of April 30, 2020.

Cost of Revenue

	Three Months Ended
	April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$53,995	$48,684	$5,311	11%
Percentage of revenue	29%	30%

The increase in absolute dollars was primarily due to a net increase of $3.7 million in depreciation primarily related to additional data center equipment, an increase of $1.3 million in rent primarily related to the expansion of data centers and our temporary occupancy of redundant colocation facilities as we are migrating our data center footprint to lower cost regions, and an increase of $1.2 million in employee and related costs primarily driven by an increase in headcount from 328 as of April 30, 2019 to 358 as of April 30, 2020. The increase in cost of revenue expenses was partially offset by a $4.3 million decrease in data center and hosted data service costs. Cost of revenue as a percentage of revenue decreased one point year-over-year. As part of our hybrid cloud infrastructure strategy, we are in the process of migrating our primary data centers to significantly lower cost regions, which will allow us to optimize infrastructure efficiency while supporting growth in our paying customers. As part of the migration, we have incurred increased overall costs as we pay for duplicative data center footprints, with the majority of costs being incurred as of January 31, 2020. Therefore, we expect our cost of revenue as a percentage of revenue to decrease slightly in the fiscal year ending January 31, 2021.

Research and Development

	Three Months Ended
	April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$53,114	$46,244	$6,870	15%
Percentage of revenue	29%	28%

The increase in absolute dollars was primarily due to an increase of $5.3 million in stock-based compensation expense primarily driven by equity grants to existing and new employees and an increase of $3.5 million in employee and related costs primarily driven by an increase in headcount from 428 as of April 30, 2019 to 442 as of April 30, 2020. Research and development expenses as a percentage of revenue increased one point year-over-year. We continue to invest in enhancements of our product and services, develop new products, and further differentiate our offerings. We expect our research and development expenses to increase in dollars but remain relatively stable as a percentage of revenue over time, even as we continue to make significant enhancements to our cloud content management product offerings and services, including expanding our advanced security, integrations and APIs, and workflow automation capabilities.

Sales and Marketing

	Three Months Ended
	April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$72,750	$78,820	$(6,070)	-8%
Percentage of revenue	40%	48%

The decrease in absolute dollars was primarily due to a decrease of $4.1 million in employee and related costs primarily driven by a decrease in headcount from 942 as of April 30, 2019 to 806 as of April 30, 2020 due to our recent restructuring. In addition, there was a decrease of $1.9 million and $1.6 million in travel-related costs and marketing expenses, respectively, partly due to the impact of the COVID-19 pandemic, and there was a decrease of $1.4 million in allocated costs attributable mainly to decreased facilities and IT software and support service costs. The decrease in sales and marketing expenses was partially offset by a $3.3 million increase in commission expenses primarily driven by increased sales. Sales and marketing expenses as a percentage of revenue decreased eight points year-over-year due to our focus on driving greater efficiency from our solution selling strategy and simplifying our product offerings.

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

General and Administrative

	Three Months Ended
	April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
General and administrative	$27,942	$24,607	$3,335	14%
Percentage of revenue	15%	15%

The increase in absolute dollars was primarily due to an increase of $1.8 million in stock-based compensation expense primarily driven by equity grants to existing and new employees and an increase of $1.3 million in employee and related costs primarily driven by an increase in headcount from 330 employees as of April 30, 2019 to 346 employees as of April 30, 2020. General and administrative expense as a percentage of revenue remained flat year-over-year. We expect our general and administrative expense to increase in dollars but to decrease as a percentage of revenue over time as we benefit from greater operational efficiency.

Interest Expense, Net and Other Income (Loss), Net

	Three Months Ended
	April 30,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(1,367)	$(68)	$(1,299)	*
Other income (loss), net	264	(880)	1,144	*

*	Percentage change not meaningful.

The increase in interest expense, net is primarily due to an increase in interest expense related to finance leases provisioned for our data center facilities and a decrease in interest income from our certificates of deposit and money market funds.

Other income (loss), net, consisted primarily of foreign currency gains (losses).

Liquidity and Capital Resources

	Three Months Ended
	April 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$61,917	$25,491
Net cash used in investing activities	(4,591)	(2,897)
Net cash provided by (used in) financing activities	15,303	(8,941)

As of April 30, 2020, we had cash, cash equivalents, and restricted cash of $268.4 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits, certificates of deposit, and money market funds. Since our inception, we have financed our operations primarily through equity, cash generated from sales and, to a lesser extent, debt financing. We believe our existing cash and cash equivalents, together with our finance leases and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, data center expansions, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility) and on July 12, 2019, we entered into Amendment No. 1 to the November 2017 Facility. Pursuant to the terms of the amendment, among other changes, (i) the maturity date of borrowings under the November 2017 Facility was extended from November 27, 2020 to July 12, 2022; (ii) the revolving commitments were increased from $85.0 million to $100.0 million; (iii) the sublimit for the issuance of letters of credit was increased from $30.0 million to $45.0 million; and (iv) the covenant in the November 2017 Facility that limits the amount of finance leases and debt that we can incur to finance the acquisition, construction or improvement of any equipment or capital assets was increased from $100.0 million to $200.0 million. The proceeds of the revolving loans may be used for general corporate purposes. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.  Interest on the revolving loans is payable quarterly in arrears with respect to loans based on the prime rate and at the end of an interest period in the case of loans based on the LIBOR rate (or at each three-month interval if the interest period is longer than three months).  Borrowings under the November 2017 Facility are collateralized by substantially all of our assets. The November 2017 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement.  Additionally, the November 2017 Facility contains customary affirmative and negative covenants, including covenants limiting our, and our subsidiaries’, ability to, among other things, grant liens, incur debt, pay dividends or distributions on the capital stock, effect certain mergers, make investments, dispose of assets, incur contractual obligations and commitments and enter into transactions with affiliates, in each case subject to customary exceptions for a credit facility of the size and type of the November 2017 Facility.

Operating Activities

For the three months ended April 30, 2020, cash provided by operating activities was $61.9 million. The primary factors affecting our operating cash flows during this period were our net loss of $25.6 million, offset by non-cash charges of $40.0 million for stock-based compensation, $17.9 million for depreciation and amortization of our property and equipment, $8.2 million for amortization of deferred commissions, and net cash inflows of $21.2 million provided by changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $110.4 million decrease in accounts receivable that was primarily due to the seasonality of our billings and relative timing of our cash collections, a $55.5 million decrease in deferred revenue that was primarily due to seasonality in our sales cycle which is concentrated in the back half of our fiscal year, predominantly in the last quarter, a $12.7 million decrease in accrued expenses and other liabilities primarily attributable to timing of compensation and benefits payments and timing of invoice payments, and a $11.0 million decrease in operating lease liabilities.

Investing Activities

Cash used in investing activities of $4.6 million for the three months ended April 30, 2020 was primarily due to $3.3 million of capitalized internal-use software costs associated with the development of additional significant features and functionality to our products as well as purchases of on-premises software. In addition, included in cash used in investing activities was $1.4 million of fixed asset purchases to support our increased headcount.

Financing Activities

Cash provided by financing activities of $15.3 million for the three months ended April 30, 2020 was primarily due to $30.0 million of proceeds from borrowings due to our debt draw down in April 2020 on our November 2017 Facility and 11.9 million of proceeds from issuances of common stock under the 2015 ESPP, partially offset by $17.4 million of principal payments of finance lease liabilities and $10.2 million of employee payroll taxes paid related to net share settlement of restricted stock units reflecting the amount of equity grants vested and the valuation of our share price.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of April 30, 2020:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt (1)	$72,784	$1,468	$71,316	$—	$—
Operating lease liabilities, net of sublease income amounts (2)	313,990	60,309	99,507	71,647	82,527
Finance leases (3)	144,600	57,434	78,272	8,894	—
Purchase obligations (4)	228,804	15,062	46,449	1,059	166,234
Total	$760,178	$134,273	$295,544	$81,600	$248,761

(1)	Includes principal, interest and unused commitment fees on our line of credit under the November 2017 Facility.
(2)

Includes operating lease liabilities for certain of our offices and data centers. As of April 30, 2020, we expected to receive sublease income of $28.5 million over the next four years from tenants in certain of our leased facilities. The amounts set forth in the table above does not include any sublease income amounts nor does it include payments for short-term leases or variable lease payments.

(3)	Includes obligations related to our servers and related equipment for our data center operations.
(4)

Includes purchase obligations which were not recognized on the condensed consolidated balance sheet as of April 30, 2020, related primarily to infrastructure services and IT software and support services costs. Our contracts for infrastructure services and IT software, which have terms ranging from 2 to 8 years, support our long-term goals of improving gross margin. In addition to the purchase obligations included in the table above, as of April 30, 2020, we had recognized a total of $12.9 million related to non-cancellable contractual purchases, which were included in accounts payable, accrued expenses and other current liabilities ,and other long-term liabilities on the balance sheet. $3.9 million, $3.3 million and $3.8 million, and $1.9 million is due to be paid in the years ending January 31, 2021, 2022, 2023, and 2024, respectively.

Off-Balance Sheet Arrangements

Through April 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for items discussed under Use of Estimates and Recently Adopted Accounting Pronouncements under Part I, Item 1. Financial Statements—Note 1, there have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2020 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2020.

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

Non-GAAP operating income (loss) and non-GAAP operating margin

We define non-GAAP operating income (loss) as operating income (loss) excluding expenses related to stock-based compensation (SBC), intangible assets amortization, and as applicable, other special items. Non-GAAP operating margin is defined as non-GAAP operating income (loss) divided by revenue. Although SBC is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. For restricted stock unit awards, the amount of stock-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Management believes it is useful to exclude SBC in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology and trade names, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of purchased intangibles is a static expense, one that is not typically affected by operations during any particular period. Furthermore, Box excludes the following expenses as they are considered by management to be special items outside of Box’s core operating results: (1) fees related to shareholder activism, which include directly applicable third-party advisory and professional service fees, (2) expenses related to certain litigation, and (3) expenses associated with restructuring activities, consisting primarily of severance and other personnel-related costs. There are no expenses related to litigation or restructuring activities excluded from non-GAAP operating income (loss) in any of the periods presented.

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

Our reconciliation of the non-GAAP financial measures for the three months ended April 30, 2020 and 2019 are as follows (in thousands, except per share data and percentages):

	Three Months Ended
	April 30,
	2020	2019
GAAP operating loss	$(24,240)	$(35,381)
Stock-based compensation	40,043	32,362
Fees related to shareholder activism	1,402	—
Non-GAAP operating income (loss)	$17,205	$(3,019)

GAAP operating margin	(13)%	(22)%
Stock-based compensation	22	20
Fees related to shareholder activism	—	—
Non-GAAP operating margin	9%	(2)%

GAAP net loss	$(25,550)	$(36,828)
Stock-based compensation	40,043	32,362
Fees related to shareholder activism	1,402	—
Non-GAAP net income (loss)	$15,895	$(4,466)

GAAP net loss per share, basic and diluted	$(0.17)	$(0.25)
Stock-based compensation	0.26	0.22
Fees related to shareholder activism	0.01	—
Non-GAAP net income (loss) per share, basic	$0.10	$(0.03)
Non-GAAP net income (loss) per share, diluted	$0.10	$(0.03)
Weighted-average shares used to compute GAAP net loss per share, basic and diluted	151,943	145,275
Weighted-average shares used to compute Non-GAAP net income (loss) per share
Basic	151,943	145,275
Diluted	157,608	145,275

Net cash provided by operating activities	$61,917	$25,491
Purchases of property and equipment	(1,443)	(1,614)
Principal payments of finance lease liabilities	(17,356)	(9,154)
Capitalized internal-use software costs	(3,291)	(1,286)
Free cash flow	$39,827	$13,437
Net cash used in investing activities	$(4,591)	$(2,897)
Net cash provided by (used in) financing activities	$15,303	$(8,941)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $268.4 million as of April 30, 2020. Our cash and cash equivalents primarily consist of overnight deposits, certificates of deposit, and money market funds. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of April 30, 2020, we had total debt outstanding with a carrying amount of $70.0 million which approximates fair value. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.

Effective September 5, 2019, we entered into a Swap Agreement with Wells Fargo Bank, National Association, in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five-year term of the agreement. As of April 30, 2020, our interest rate swap had a notional value of $30.0 million.

A hypothetical 10% increase or decrease in interest rates after April 30, 2020 under the November 2017 Facility and in connection with our interest rate swap agreement would not have a material impact on the combined net fair value of our outstanding debt and swap agreement.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 11 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. Five of the 11 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Our international subsidiaries maintain certain asset and liability balances that are denominated in foreign currencies. Additionally, fluctuations in foreign currency exchange rates can result in fluctuations in our total assets, liabilities, and cash flows and may cause us to recognize transaction gains and losses in our statement of operations impacting our revenue and operating expenses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. There were no material foreign exchange gains or losses for any of the periods presented.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2020.

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

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $144.3 million, $134.6 million and $155.0 million in our fiscal years ended January 31, 2020, 2019 and 2018, respectively, and $25.6 million in the three months ended April 30, 2020. As of April 30, 2020, we had an accumulated deficit of $1.3 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our product development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue to make significant investments in our infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the near future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, including as a result of the limited free trial version of our service, and the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. Our customers have no obligation to renew their subscriptions upon expiration, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. Although our retention rate remains high, it has decreased over time, and may continue to decrease in the future, as some of our customers have elected and may elect not to renew their subscriptions with us or to decrease the scope of their deployments. Our retention rate was approximately 107% and 106% as of April 30, 2020 and 2019, respectively.

Our retention rate may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our services, the effectiveness of our customer support services, the performance of our partners and resellers, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, the effects of global economic conditions, such as those arising from the COVID-19 pandemic, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, purchase fewer seats, renew them on less favorable terms or fail to purchase new product offerings, our revenue may decline, and we may not realize improved operating results from our customer base.

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

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or offer new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we provide Box Platform, which allows our customers to leverage Box’s powerful content services within their own custom applications; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Zones, which gives global customers the ability to store their data locally in certain regions; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; and Box Skills, which enables customers to leverage a variety of machine learning tools to accelerate their business processes and help extract meaning from customers unstructured content. In June 2019, we launched the all-new Box Relay, which provides our customers with powerful workflow automation tools to improve business processes. In addition, in October 2019 we launched Box Shield, a set of new content security controls and intelligent threat detection capabilities that enables enterprises to secure and protect their most valuable intellectual property and help prevent accidental data leakage, detect potential access misuse and proactively identify potential security threats. The success of any new products and services, enhancements, or modifications to existing products and services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, integrations, products or services. We also may experience business or economic disruptions that could adversely affect the productivity of our employees and result in delays in our product development process. For example, as a result of the COVID-19 pandemic, we are temporarily requiring, with certain exceptions, our employees to work remotely, which may lead to disruptions and decreased productivity that could result in delays in our product development process. Failure in this regard may significantly impair our revenue growth and our future financial results. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Actual or perceived security vulnerabilities in our services or any breaches of our security controls and unauthorized access to our or a customer’s data could harm our business and operating results.

The services we offer involve the storage of large amounts of our customers’ sensitive and proprietary information across a broad spectrum of industries. Additionally, we collect and store certain sensitive and proprietary information in the operation of our business, including trade secrets, employee data, and other confidential data. Cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based content collaboration services have been targeted in the past. These increasing threats are being driven by a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. These sources can also implement social engineering techniques to induce our partners, users, employees or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ data. Hackers that acquire user account information at other companies can attempt to use that information to compromise the accounts of personnel, or our users’ accounts if an account shares the same sensitive information such as passwords. In addition, because the Box service is configured by administrators and users to select their default settings, the third-party integrations they enable, and their privacy and permissions settings, an administrator or user could intentionally or inadvertently configure settings to share their sensitive data. For example, a Box user can choose to share the content they store in Box with third-parties by creating a link that can be customized to be accessible by anyone with the link. While this feature is designed to be used for a variety of legitimate use cases in which a user wishes to share non-sensitive content with a broad or public audience, if a user were to intentionally or inadvertently configure a setting that allowed public access to their sensitive data, that data could be discovered and accessed by an unintended third party. As we increase our customer base and our brand becomes more widely known and recognized, and as our service is used in more heavily regulated industries where there may be a greater concentration of sensitive and protected data, such as healthcare, government, life sciences, and financial services, we may become more of a target for these malicious third parties.

If our security measures are or are believed to be inadequate or breached as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques, improper user configuration or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity or availability of our data or our customers’ data, we could incur significant liability to various parties, including our customers and to individuals or organizations whose information is being stored by our customers, and our business may suffer and our reputation or competitive position may be damaged. Given that our customers manage significant amounts of sensitive and proprietary information on our platform, and many of our customers are in heavily regulated industries where there may be a greater concentration of sensitive and protective data, our reputation and market position are particularly sensitive to impacts from actual or perceived security breaches or concerns regarding security. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. We also expect to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we may face increased costs and expend substantial resources in the event of an actual or perceived security breach or other security-related incident. Additionally, our service providers may suffer, or be perceived to suffer, data security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

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

We sell to U.S. federal and state and foreign government customers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of additional challenges and risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements may change, or we may lose one or more government certifications, and in doing so restrict our ability to sell into the government sector or maintain existing government customers until we have attained revised certifications. Government demand and payment for our products and services are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. For example, as a result of the COVID-19 pandemic, many government and municipalities are experiencing budget shortfalls, which may cause them to delay or reduce their technology spending. Moreover, an extended federal government shutdown resulting from budgetary decisions may limit or delay federal government spending on our solutions and adversely affect our revenue. Government entities may also have statutory, contractual or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future operating results.

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

As a substantial portion of our sales efforts are increasingly focused on cloud content management use cases and are targeted at enterprise and highly-regulated customers, we face greater costs, longer sales cycles and less predictability in the completion of some of our sales. In this market segment, the customer’s decision to use our services may be an enterprise-wide decision, in which case these types of sales require us to provide greater levels of customer education regarding the uses and benefits of our services, as well as education regarding security, privacy, and data protection laws and regulations, especially for those customers in more heavily regulated industries or those with significant international operations. In addition, larger enterprises may demand more customization, integration, support services, and features. Furthermore, our sales efforts may be impeded by catastrophic events, including public health epidemics such as the COVID-19 pandemic, that limit our ability to travel or meet customers in person. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to these customers, which could increase our costs, lengthen our sales cycle and leave fewer sales support and professional services resources for other customers. Professional services may also be performed by a third party or a combination of our own staff and a third party. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality or interoperability of our services with their own IT environment, we could incur additional costs to address the situation, which could adversely affect our margins. Moreover, any customer dissatisfaction with our services could damage our ability to encourage broader adoption of our services by that customer. In addition, any negative publicity resulting from such situations, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission has enacted a General Data Protection Regulation (GDPR) that became effective in May 2018, superseding prior European Union (EU) data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance of up to the greater of 20 million euros or four percent of a company’s global revenue. The GDPR imposes significant obligations on companies regarding the handling of personal data. If we are unable to develop and offer services that meet our legal duties or help our customers meet their obligations under the GDPR or other laws or regulations relating to privacy, data protection, or information security, we may experience reduced demand for our services and become subject to significant fines and penalties, all of which would harm our business. Although U.S. and EU authorities reached agreement in 2016, regarding a means for legitimizing personal data transfers from the European Economic Area (EEA) to the United States under EU data protection law, the EU-U.S. Privacy Shield, it has faced legal challenges. It is unclear what effect these or any future challenges to the EU-U.S. Privacy Shield will have and whether it or the related Swiss-EU Privacy Shield will continue to function as an appropriate means for us to legitimize personal data transfers from the EEA or Switzerland to the U.S. Additionally, in 2018, the State of California enacted the California Consumer Privacy Act (CCPA), that became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA is the subject of proposed regulations issued by the California Attorney General in October 2019, but they have yet to be finalized. Aspects of the CCPA and its interpretation and enforcement remain unclear. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. There also have been a number of recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. In June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which resulted in the United Kingdom exiting the European Union on January 31, 2020. Brexit could also lead to further legislative and regulatory changes. The UK Data Protection Act that substantially implements the GDPR became law in May 2018, and was the subject of statutory amendments that further aligned it with the GDPR in 2019. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. Our customers also expect, and in some instances require, us to meet voluntary certifications or adhere to standards established by third parties. Although we currently have certain certifications such as ISO/IEC 27018, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, some of the industries we serve have industry-specific requirements relating to compliance with certain security and regulatory standards, such as GxP and FedRAMP, and those required by HIPAA, FINRA, and the HITECH Act. As we expand into new industry verticals and regions, we will likely need to comply with these and other new requirements to compete effectively. If we cannot adequately comply or if we incur a violation of one or more of these requirements, our growth could be adversely impacted, and we could incur significant liability and our reputation and business could be harmed.

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

In order for us to improve our operating results and continue to grow our business, it is important that we continue to attract new customers and expand deployment of our solutions and products with existing customers. To the extent we are successful in increasing our customer base, we could incur increased losses because costs associated with new customers are generally incurred up front, while revenue is recognized ratably over the term of our subscription services. Alternatively, to the extent we are unsuccessful in increasing our customer base, we could also incur increased losses as costs associated with marketing programs and new products intended to attract new customers would not be offset by incremental revenue and cash flow. Furthermore, if our customers do not expand their deployment of our services or purchase new products from us, our revenue may grow more slowly than we expect. Catastrophic events, such as the COVID-19 pandemic, may financially impact our existing and prospective customers and cause them to delay or reduce their technology spending, which may adversely affect our ability to attract new customers and expand deployment of our solutions and products with existing customers. All of these factors could negatively impact our future revenue and operating results.

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

Our quarterly operating results, including the levels of our revenue, billings, gross margin, profitability, cash flow, deferred revenue, unrecognized revenue and remaining performance obligations, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	our ability to attract new customers;
•	our ability to convert users of our limited free version to paying customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	changes in our retention rate;
•	the timing of revenue recognition;
•	the impact on billings of shifting between annual and multi-year payment frequencies from our customers;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network or service outages, internet disruptions, disruptions to the availability of our service, security breaches or perceived security breaches and vulnerabilities;
•	general economic, industry and market conditions, including those caused by the COVID-19 pandemic;
•	increases or decreases in the number of features or capabilities in our services or pricing changes upon any renewals of customer agreements;
•	changes in our go-to-market strategies and/or pricing policies and/or those of our competitors;
•	seasonal variations in our billings results and sales of our services, which have historically been highest in the fourth quarter of our fiscal year;
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

We have experienced significant growth in the number of users and the amount of data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provisioning of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our services. However, the provision of new hosting infrastructure requires significant lead-time. We have experienced, and may in the future experience, website disruptions, incidents of data corruption, service outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, changes to our core services architecture, changes to our infrastructure necessitated by legal and compliance requirements governing the storage and transmission of data, human or software errors, viruses, security attacks, fraud, spikes in customer usage, primary and redundant hardware or connectivity failures, dependent data center and other service provider failures and denial of service issues. Additionally, our ability to properly manage our technical operations infrastructure is dependent on the reliability of the global supply chain for hardware, network, and platform infrastructure equipment. Significant and unforeseen disruptions to the supply chain, including those resulting from the COVID-19 pandemic, may impede our ability to meet our infrastructure capacity requirements. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time, which may harm our reputation and operating results. Furthermore, if we encounter any of these problems in the future, our customers may lose access to important data or experience data corruption or service outages that may subject us to financial penalties, other liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our business.

Interruptions or delays in service from our third-party data center hosting facilities and cloud computing and hosting providers could impair the delivery of our services and harm our business.

We currently store and process our customers’ information within multiple third-party data center hosting facilities located in Nevada and in third-party cloud computing and hosting facilities inside and outside of the United States. As part of our current disaster recovery arrangements, our production environment and metadata related to our customers’ data is currently replicated in near real time in facilities located in Nevada. In addition, all of our customers’ data is typically replicated on a third-party storage platform located inside and outside of the United States. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct, including by state-sponsored or otherwise well-funded actors. Any damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken at our third-party data center hosting facilities, the occurrence of natural or man-made disasters, security issues (including an act of terrorism or an armed conflict), certain geopolitical events, labor or trade disputes, or pandemics (such as COVID-19), could lead to a decision to close the facilities without adequate notice or other unanticipated problems that result in lengthy interruptions in our service or cause us to not comply with certification requirements. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. For example, in September 2019, a modification to a perimeter network configuration caused an internal routing problem which led to all Box services being temporarily unavailable. As we continue to add data centers, increase our dependence on third-party cloud computing and hosting providers, and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. In particular, as part of our hybrid cloud infrastructure strategy, we are in the process of migrating our primary data centers to significantly lower cost regions in order to continue to optimize infrastructure efficiency and to support the growth in our paying customers. Despite precautions taken during any of these data center moves and data transfers, any unsuccessful data transfers may impair the delivery of our service and could materially and adversely disrupt our operations and our service delivery to our customers, which could result in contractual penalties or damage claims from customers. In addition, changes to our data center infrastructure could occur over a period longer than planned, could require greater than expected investment and other internal and external resources and could cause us to incur increased costs as we operate multiple data center facilities. It may also take longer to realize the intended favorable benefits from any data center infrastructure migrations and improvements than expected, and disruptions or unexpected costs may continue to occur while we enhance our data center infrastructure.

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

The continuing impacts of the COVID-19 pandemic may have an adverse effect on our business, operations and future financial performance.

In January 2020, the World Health Organization (WHO) declared COVID-19 a Public Health Emergency of International Concern, and in March 2020, declared it a pandemic. Governments and municipalities around the world have instituted measures to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closings, travel restrictions, and closure of non-essential businesses. These measures have led to significant adverse economic impacts in the United States and other countries, which could adversely impact our business operations in a number of ways, including, without limitation, (1) disruptions to our sales operations and marketing efforts as a result of the inability of our sales team to travel and meet customers in person, (2) negative impacts on our customers that could affect demand for our services, including reduced or delayed spending on our services, and our ability to collect accounts receivable, and (3) negative impacts to the financial condition or operations of our vendors and business partners, as well as disruptions to the supply chain of hardware needed to offer our services. The extent to which the COVID-19 pandemic and resultant economic impact affects our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

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

Our future success depends upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, representing diverse backgrounds, experiences, and skill sets, including senior management, engineers, designers, product managers, sales representatives, and customer support representatives. Our ability to execute efficiently is dependent upon contributions from our employees, including our senior management team and, in particular, Aaron Levie, our co-founder, Chairman and Chief Executive Officer. In addition, there may occasionally be changes in our senior management team that disrupt our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute on our plans and strategies on a timely basis, our business could be harmed.

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

Our success and ability to compete depend in part on our intellectual property. We primarily rely on copyright, patent, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents, and our pending applications may not result in the issuance of patents. We may also have to expend significant resources to obtain additional patents as we expand our international operations.

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

Our services incorporate certain third-party software obtained under open source licenses or licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our services with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our services depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our services, delay the introduction of new services introductions, result in a failure of our services, and injure our reputation. For example, we discovered that a bug in a third-party software library we use in our services caused a very small subset of certain files uploaded during a short period of time (from mid-December 2017 to early January 2018) to be stored in a partially-corrupted state. Our use of additional or alternative third-party software would require us to enter into additional license agreements with third parties. If we are unable to maintain licenses to software necessary to operate our business, or if third-party software that we use contains errors or defects, our costs may increase, or the services we provide may be harmed, which would adversely affect our business.

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

We will need to continue to optimize our sales infrastructure in order to grow our customer base and our business. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. Moreover, as a result of the COVID-19 pandemic, we are temporarily requiring, with certain exceptions, all of our employees to work remotely and restricting business travel, which may negatively impact our ability to recruit and/or train our sales force. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. If we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the intended benefits of this investment or increase our revenue.

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

Our existing credit agreement contains certain operating and financial restrictions and covenants that may restrict our and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens on our assets, make loans or investments, consummate certain merger and consolidation transactions, dispose of assets, incur contractual obligations and commitments and enter into affiliate transactions, subject in each case to customary exceptions. We are also required to comply with a minimum liquidity covenant and a maximum leverage ratio. These restrictions and covenants, as well as those contained in any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under the credit agreement and any future financial agreements that we may enter into and under other arrangements containing cross-default provisions. If not waived, defaults could cause our outstanding indebtedness under our credit agreement and any future financing agreements that we may enter into to become immediately due and payable, and permit our lenders to terminate their lending commitments and to foreclose upon any collateral securing such indebtedness.

Adverse economic conditions may negatively impact our business.

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The United States and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell our services. An economic downturn, recession, or uncertainty about economic conditions, including the effects of COVID-19, in the United States, Europe, Japan and other key markets for our services could cause customers to delay or reduce their information technology spending. This could result in reductions in sales of our services, longer sales cycles, reductions in subscription duration and value, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that cloud content management and collaboration spending levels will increase following any recovery.

Changes in laws and regulations related to the internet or changes in the internet infrastructure itself, or disruption in access to the internet or critical services on which the internet depends, may diminish the demand for our services, and could have a negative impact on our business.

The future success of our business depends upon the continued use and availability of the internet as a primary medium for commerce, communication and business services. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws or practices limiting internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business, adversely affect our operating results, and require us to modify our services in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, or result in reductions in the demand for internet-based services such as ours.

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

In addition, the use of the internet and, in particular, the cloud as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by “viruses,” “worms”, “denial of service attacks” and similar malicious activity. The internet has also experienced a variety of outages, disruptions and other delays as a result of this malicious activity targeted at critical internet infrastructure. Moreover, COVID-19 has resulted in quarantines, shelter-in-place orders, and work from home directives, all of which have increased demand for internet access and may negatively impact internet access and performance. These service disruptions could diminish the overall attractiveness to existing and potential customers of services that depend on the internet and could cause demand for our services to suffer.

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

We are subject to the Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. In addition to our own sales force, we also leverage third parties to sell our products and services and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of January 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $735.7 million, state net operating loss carryforwards of approximately $685.7 million, and foreign net operating loss carryforwards of approximately $320.6 million. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have in the past experienced an ownership change which has impacted our ability to fully realize the benefit of these net operating loss carryforwards. If we experience additional ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

Generally accepted accounting principles (GAAP) in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in February 2016, the FASB issued accounting standards update No. 2016-02, which requires lessees to record most leases on their balance sheet while recognizing expense in a manner similar to current lease accounting guidance. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The new accounting guidance was effective for us beginning February 1, 2019 and our financial statements were materially affected as discussed in our Annual Report on Form 10-K for the year ended January 31, 2020. In addition, were we to change our critical accounting estimates, including the timing of recognition of subscription revenue and other revenue sources, our results of operations could be significantly impacted. These or other changes in accounting principles could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from May 1, 2019 through April 30, 2020, the closing price of our Class A common stock ranged from $9.12 per share to $20.81 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Agreement, dated as of March 22, 2020, by and between Box, Inc. and Starboard Value LP	8-K	001-36805	10.1	March 23, 2020

10.2	Amendment No. 2 to Credit Agreement, dated September 27, 2019, by and between Box, Inc. and Wells Fargo Bank, National Association

10.3	Amendment No. 3 to Credit Agreement, dated April 17, 2020, by and between Box, Inc. and Wells Fargo Bank, National Association

10.4	First Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of March 17, 2015

10.5	Second Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of October 22, 2015

10.6	Third Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of September 21, 2017

10.7	Fourth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of November 6, 2018

10.8	Fifth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of April 30, 2019

10.9*	Box, Inc. Outside Director Compensation Policy, amended and restated on April 9, 2020

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1☐	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.
☐

The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Box, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 4, 2020

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)