Form 10-Q
period 2020-07-31
BOX INC
filed 2020-09-04
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

As of August 31, 2020, the number of shares of the registrant’s Class A common stock outstanding was 156,544,786.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future financial and operating results; including expectations regarding revenues, deferred revenue, billings, remaining performance obligations, gross margins and operating income;
•	our ability to maintain an adequate rate of revenue and billings growth and our expectations regarding such growth;
•	our market opportunity, business plan and ability to effectively manage our growth;
•	our ability to achieve profitability and expand or maintain positive cash flow;
•	our ability to achieve our long-term margin objectives;
•	our ability to grow our unrecognized revenue and remaining performance obligations;
•	our expectations regarding our revenue mix;
•	costs associated with defending intellectual property infringement and other claims and the frequency of such claims;
•	our ability to attract and retain end-customers;
•	our ability to further penetrate our existing customer base;
•	our expectations regarding our net retention rate;
•	our ability to displace existing products in established markets;
•	our ability to expand our leadership position as a cloud content management platform;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and features and bring them to market in a timely manner and the expected benefits to customers and potential customers of our products;
•

our investment strategy, including our plans to further invest in our business, including investment in research and development, sales and marketing, our data center infrastructure and our professional services organization, and our ability to effectively manage such investments;

•	our ability to expand internationally;
•	expectations about competition and its effect in our market and our ability to compete;
•	the effects of seasonal trends on our operating results;
•	use of non-GAAP financial measures;
•	our belief regarding the sufficiency of our cash, cash equivalents and credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months;
•	our expectations concerning relationships with third parties;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to realize the anticipated benefits of our partnerships with third parties;
•	the effects of new laws, policies, taxes and regulations on our business;

•	management’s plans, beliefs and objectives, including the importance of our brand and culture on our business;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	future acquisitions of or investments in complementary companies, products, services or technologies and our ability to successfully integrate such companies or assets; and
•	the impact of public health epidemics or pandemics, such as the COVID-19 pandemic, and governmental responses thereto.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31,	January 31,
	2020	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$271,874	$195,586
Accounts receivable, net of allowance of $5,000 and $3,221	123,041	209,434
Prepaid expenses and other current assets	25,453	21,865
Deferred commissions	33,216	30,841
Total current assets	453,584	457,726
Property and equipment, net	186,609	190,976
Operating lease right-of-use assets, net	205,576	197,806
Goodwill	18,740	18,740
Deferred commissions, non-current	61,434	62,762
Other long-term assets	34,568	31,981
Total assets	$960,511	$959,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,703	$16,752
Accrued compensation and benefits	23,052	32,516
Accrued expenses and other current liabilities	32,518	25,700
Finance lease liabilities	51,733	54,634
Operating lease liabilities	48,874	40,339
Deferred revenue	349,758	407,493
Total current liabilities	514,638	577,434
Debt, non-current	70,000	40,000
Finance lease liabilities, non-current	77,917	83,427
Operating lease liabilities, non-current	205,748	206,141
Deferred revenue, non-current	15,113	16,356
Other long-term liabilities	17,503	14,276
Total liabilities	900,919	937,634
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of July 31 (unaudited) and January 31, 2020	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 156,399 shares (unaudited) and 150,611 shares issued and outstanding as of July 31 and January 31, 2020, respectively	16	15
Additional paid-in capital	1,373,580	1,302,072
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive loss	(1,375)	(307)
Accumulated deficit	(1,311,452)	(1,278,246)
Total stockholders’ equity	59,592	22,357
Total liabilities and stockholders’ equity	$960,511	$959,991

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Revenue	$192,293	$172,549	$375,854	$335,523
Cost of revenue	55,334	53,872	109,329	102,556
Gross profit	136,959	118,677	266,525	232,967
Operating expenses:
Research and development	50,115	49,693	103,229	95,937
Sales and marketing	67,757	80,405	140,507	159,225
General and administrative	26,597	24,856	54,539	49,463
Total operating expenses	144,469	154,954	298,275	304,625
Loss from operations	(7,510)	(36,277)	(31,750)	(71,658)
Interest expense, net	(1,765)	(335)	(3,132)	(403)
Other income (loss), net	1,952	693	2,216	(187)
Loss before provision for income taxes	(7,323)	(35,919)	(32,666)	(72,248)
Provision for income taxes	333	315	540	814
Net loss	$(7,656)	$(36,234)	$(33,206)	$(73,062)
Net loss per share, basic and diluted	$(0.05)	$(0.25)	$(0.22)	$(0.50)
Weighted-average shares used to compute net loss per share, basic and diluted	154,732	147,032	153,353	146,205

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Net loss	$(7,656)	$(36,234)	$(33,206)	$(73,062)
Other comprehensive income (loss)*:
Changes in foreign currency translation adjustment	324	(164)	172	(76)
Changes in unrealized loss on cash flow hedge	(60)	—	(1,240)	—
Other comprehensive income (loss)	264	(164)	(1,068)	(76)
Comprehensive loss	$(7,392)	$(36,398)	$(34,274)	$(73,138)

*	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended July 31, 2020
	Class A Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	(Loss) Income	Deficit	Equity
Balance as of January 31, 2020	150,611	$15	$1,302,072	$(1,177)	$(307)	$(1,278,246)	$22,357
Issuance of common stock upon stock option exercises	222	—	965	—	—	—	965
Stock-based compensation related to stock awards	—	—	42,766	—	—	—	42,766
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	1,331	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(10,264)	—	—	—	(10,264)
Common stock issued under employee stock purchase plan	1,282	—	11,906	—	—	—	11,906
Other comprehensive loss	—	—	—	—	(1,332)	—	(1,332)
Net loss	—	—	—	—	—	(25,550)	(25,550)
Balance as of April 30, 2020	153,446	15	1,347,445	(1,177)	(1,639)	(1,303,796)	40,848
Issuance of common stock upon stock option exercises	1,377	—	7,548	—	—	—	7,548
Stock-based compensation related to stock awards	—	—	35,767	—	—	—	35,767
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	1,576	1	—	—	—	—	1
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(17,180)	—	—	—	(17,180)
Other comprehensive income	—	—	—	—	264	—	264
Net loss	—	—	—	—	—	(7,656)	(7,656)
Balance as of July 31, 2020	156,399	$16	$1,373,580	$(1,177)	$(1,375)	$(1,311,452)	$59,592

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended July 31, 2019
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

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,656)	$(36,234)	$(33,206)	$(73,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,842	13,439	36,788	26,064
Stock-based compensation expense	37,561	36,805	77,604	69,167
Amortization of deferred commissions	8,620	6,071	16,779	11,710
Others	(71)	25	3	(122)
Changes in operating assets and liabilities:
Accounts receivable, net	(23,974)	(24,248)	86,393	57,227
Deferred commissions	(10,131)	(8,878)	(17,826)	(14,954)
Operating lease right-of-use assets, net	10,087	8,878	19,800	17,438
Prepaid expenses and other assets	3,029	(457)	(1,896)	(4,839)
Accounts payable	(1,182)	6,472	(8,174)	3,285
Accrued expenses and other liabilities	11,156	2,516	(1,565)	(9,311)
Operating lease liabilities	(10,478)	(9,463)	(21,480)	(17,590)
Deferred revenue	(3,478)	389	(58,978)	(44,207)
Net cash provided by (used in) operating activities	32,325	(4,685)	94,242	20,806
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,671)	(1,552)	(4,114)	(3,166)
Capitalized internal-use software costs	(2,102)	(2,727)	(5,393)	(4,013)
Proceeds from sales of property and equipment	—	3	36	6
Proceeds from the sale of a strategic equity investment	—	—	107	—
Net cash used in investing activities	(4,773)	(4,276)	(9,364)	(7,173)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	—	30,000	—
Proceeds from exercise of stock options	7,546	1,045	8,511	2,244
Proceeds from issuances of common stock under employee stock purchase plan	—	—	11,906	13,605
Employee payroll taxes paid related to net share settlement of restricted stock units	(17,232)	(10,970)	(27,444)	(25,561)
Principal payments of finance lease liabilities	(14,219)	(9,991)	(31,575)	(19,145)
Acquisition related contingent consideration	—	(936)	—	(936)
Net cash used in financing activities	(23,905)	(20,852)	(8,602)	(29,793)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	337	(134)	537	(107)
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,984	(29,947)	76,813	(16,267)
Cash, cash equivalents, and restricted cash, beginning of period	268,415	231,436	195,586	217,756
Cash, cash equivalents, and restricted cash, end of period	$272,399	$201,489	$272,399	$201,489
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$1,834	$1,358	$4,079	$2,510
Cash paid for income taxes, net of tax refunds	232	307	770	1,751
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued equipment purchases	$5,232	$1,051	$5,366	$1,413
Increase in long-lived assets resulting from capitalizing asset retirement costs	100	11	297	2,717
Stock-based compensation expense capitalized in internally developed software costs	750	1,438	1,720	2,438
Accrued capitalized internal-use software costs	401	—	1,171	—
Increase in finance lease liabilities	8,251	23,006	23,076	44,420
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH INFORMATION:
Cash and cash equivalents, beginning of period	$267,973	$231,436	$195,586	$217,518
Restricted cash, beginning of period	442	—	—	238
Cash, cash equivalents, and restricted cash, beginning of period	$268,415	$231,436	$195,586	$217,756
Cash and cash equivalents, end of period	$271,874	$201,489	$271,874	$201,489
Restricted cash, end of period	525	—	525	—
Cash, cash equivalents, and restricted cash, end of period	$272,399	$201,489	$272,399	$201,489

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2020 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders’ equity, and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2020 and 2019, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2020 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the Form 10-K), which was filed with the Securities and Exchange Commission (the SEC) on March 19, 2020. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. Other than items discussed under Use of Estimates and Recently Adopted Accounting Pronouncements, there have been no other material changes to our critical accounting policies and estimates during the six months ended July 31, 2020 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of July 31, 2020, and our results of operations, including our comprehensive loss, our stockholders’ equity, and our cash flows for the three and six months ended July 31, 2020 and 2019. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2020 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2021.

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

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed deposit insurance coverage limits.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of July 31, 2020, no customers accounted for more than 10% of total accounts receivable. As of January 31, 2020, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue for the three and six months ended July 31, 2020. One reseller, which is also a customer, represented 11% and 10% of our revenue for the three and six months ended July 31, 2019, respectively.

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

Geographic Locations

For the three and six months ended July 31, 2020, revenue attributable to customers in the United States was 72%. For the three and six months ended July 31, 2020, revenue attributable to customers in Japan was 14% and 13%, respectively. For the three and six months ended July 31, 2019, revenue attributable to customers in the United States was 75% and 76%, respectively. No country outside of the United States comprised 10% or greater of our revenue for the three and six months ended July 31, 2019.

Substantially all of our net assets are located in the United States. As of July 31, 2020 and January 31, 2020, property and equipment located in the United States was approximately 95% and 94%, respectively.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade receivables, loans, and other financial instruments, we are required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. We adopted the new standard, effective February 1, 2020, and the adoption did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by improving consistent application of other areas of Topic 740. The new standard is effective for us beginning February 1, 2021, with early adoption permitted. We are currently evaluating the impact of the provisions of this new standard on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Reference rate reform refers to the global transition away from certain reference rates, such as the London Interbank Offered Rate (LIBOR), and to the introduction of new reference rates that are based on a larger and more liquid population of observable transactions. ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. The amendments in this ASU were effective upon issuance and may be applied through December 31, 2022. We are currently evaluating the impact of the expedients and exceptions of this new standard on our November 2017 Facility and our hedging relationships that reference LIBOR.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summary of Significant Accounting Policies

Other than items discussed under Use of Estimates and Recently Adopted Accounting Pronouncements, there have been no material changes to our critical accounting policies during the six months ended July 31, 2020 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 31, 2020.

Note 2. Revenue

Contract Assets

Contract assets, which are presented within accounts receivable, were not material as of July 31, 2020 and January 31, 2020.

Deferred Revenue

Deferred revenue was $364.9 million and $423.8 million as of July 31, 2020 and January 31, 2020, respectively. During the three months ended July 31, 2020 and 2019, we recognized $158.1 million and $139.5 million of revenue that was included in the deferred revenue balance as of April 30, 2020 and 2019, respectively. During the six months ended July 31, 2020 and 2019, we recognized $278.6 million and $241.7 million of revenue that was included in the deferred revenue balance as of January 31, 2020 and 2019, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of July 31, 2020, we had remaining performance obligations for subscription contracts of $726.7 million. We expect to recognize 65% of these remaining performance obligations as revenue over the next 12 months, with the balance recognized thereafter.

Disaggregation of Revenues

For the three and six months ended July 31, 2020, revenue attributable to customers in the United States was 72%. For the three and six months ended July 31, 2020, revenue attributable to customers in Japan was 14% and 13%, respectively. For the three and six months ended July 31, 2019, revenue attributable to customers in the United States was 75% and 76%, respectively. No country outside of the United States comprised 10% or greater of our revenue for the three and six months ended July 31, 2019.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Investments

Financial assets subject to the fair value disclosure requirements were as follows (in thousands):

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$72,823	$—	$—	$72,823
Certificates of deposit	—	—	—	—
Total cash equivalents	$72,823	$—	$—	$72,823

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$43,558	$—	$—	$43,558
Certificates of deposit	—	20,000	—	20,000
Total cash equivalents	$43,558	$20,000	$—	$63,558

Derivative Instruments and Hedging

In association with our debt described in Note 7, we are required to make variable rate interest payments based on a contractually specified interest rate index (e.g., LIBOR). The variable rate interest payments create interest rate risk as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the loan. To minimize our risk exposure due to the volatility of the interest rate index, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association, effective as of September 5, 2019 (Swap Agreement). This agreement, which is designated as a cash flow hedge, has a maturity of five years. Under the Swap Agreement, we have hedged a portion of the variable interest payments by effectively fixing our interest payments over the term of the agreement. As of July 31, 2020, our interest rate swap had a notional value of $30.0 million.

We classify our interest rate swap hedge agreement within Level 2. As of July 31, 2020, the net unrealized loss of the interest rate swap, which is included in accrued expenses and other current liabilities and accumulated other comprehensive loss in our condensed consolidated balance sheet, was $1.4 million. As of January 31, 2020, the net unrealized loss of the interest rate swap was not material. During the three and six months ended July 31, 2020, the net derivative loss within accumulated other comprehensive loss reclassified into earnings was not material and we estimate that the amount to be reclassified from accumulated other comprehensive loss into earnings within the next 12 months will not be material.

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31,	January 31,
	2020	2020
Prepaid expenses	$18,393	$16,416
Capitalized qualifying implementation costs incurred in a hosting arrangement that is a service contract, net of amortization (1)	1,487	1,202
Other current assets	5,573	4,247
Total prepaid expenses and other current assets	$25,453	$21,865

(1)

Capitalized stock-based compensation expense and the amortization of the capitalized costs were not material for the periods presented. We have not recorded any material impairment charges during the periods presented.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	July 31,	January 31,
	2020	2020
Servers and related equipment	$336,150	$312,369
Leasehold improvements	80,277	79,979
Computer hardware	24,798	23,086
Furniture and fixtures	14,303	14,192
Construction in progress	21,545	18,370
Total property and equipment	477,073	447,996
Less: accumulated depreciation	(290,464)	(257,020)
Total property and equipment, net	$186,609	$190,976

As of July 31, 2020, the gross carrying amount of property and equipment included $240.2 million of servers and related equipment and $14.6 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $124.8 million. As of January 31, 2020, the gross carrying amount of property and equipment included $216.4 million of servers and related equipment and $16.3 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $98.0 million.

Depreciation expense related to property and equipment was $17.2 million and $13.3 million for the three months ended July 31, 2020 and 2019, respectively, and $33.6 million and $25.9 million for the six months ended July 31, 2020 and 2019, respectively. Included in these amounts were depreciation expense for servers and related equipment acquired under finance leases in the amount of $13.8 million and $9.5 million for the three months ended July 31, 2020 and 2019, respectively, and $26.9 million and $18.1 million for the six months ended July 31, 2020 and 2019, respectively. Construction in progress primarily consists of servers and networking equipment and storage infrastructure being provisioned in our data center facilities. Interest capitalized to property and equipment was not material for the periods presented.

Operating Lease Right-of-Use Assets, Net

Operating lease right-of-use assets, net consisted of the following (in thousands):

	July 31,	January 31,
	2020	2020
Operating lease right-of-use assets	$260,825	$233,255
Less: accumulated amortization	(55,249)	(35,449)
Operating lease right-of-use assets, net	$205,576	$197,806

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	July 31,	January 31,
	2020	2020
Deposits, noncurrent	$2,830	$2,726
Internally developed software costs, net of amortization (1) (2)	17,044	14,521
On-premises software, net of amortization (2) (3)	10,168	10,594
Other assets, noncurrent	4,526	4,140
Other long-term assets	$34,568	$31,981

(1)	Included in these amounts were $5.9 million and $5.0 million in capitalized stock-based compensation expense as July 31, 2020 and January 31, 2020, respectively.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)

The accumulated amortization of capitalized software costs in the aggregate was $5.7 million and $1.7 million as of July 31, 2020 and January 31, 2020, respectively. Amortization expense related to capitalized software was $2.1 million and $4.0 million for the three and six months ended July 31, 2020, respectively, and was not material for the three and six months ended July 31, 2019. We have not recorded any material impairment charges during the periods presented.

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

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Finance lease cost:
Amortization of finance lease right-of-use assets	$13,819	$9,487	$26,925	$18,110
Interest on finance lease liabilities	1,498	990	3,024	1,675
Operating lease cost, gross	13,426	12,442	26,543	24,233
Variable lease cost, gross	2,170	2,833	4,894	5,701
Sublease income	(2,373)	(2,822)	(5,181)	(5,586)
Total lease cost (1)	$28,540	$22,930	$56,205	$44,133

(1)	Short-term lease cost was not material for the periods presented and is not included in the table above.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$14,641	$12,134	$28,155	$23,492
Operating cash flows for finance leases	1,509	970	3,506	1,729
Financing cash flows for finance leases	14,219	9,991	31,575	19,145
Right-of-use assets obtained in exchange of lease obligations (1)
Operating leases	$—	$—	$29,347	$229,355
Finance leases	8,251	23,006	23,076	44,420

(1)	Amounts disclosed for the three and six months ended July 31, 2019 include the adoption impact of ASC Topic 842 on the opening balance sheet as of February 1, 2019.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Supplemental information related to the remaining lease term and discount rate was as follows:

	July 31,
	2020	2019
Weighted-average remaining lease term (in years)
Operating leases	6.12	7.04
Finance leases	2.71	2.99

Weighted-average discount rate
Operating leases	5.27%	5.40%
Finance leases	4.43%	3.93%

As of July 31, 2020, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)	Finance Leases
Remainder of 2021	$31,005	$30,665
2022	56,412	49,180
2023	46,803	39,704
2024	46,326	17,675
2025	30,549	835
Thereafter	89,353	—
Total lease payments	$300,448	$138,059
Less: imputed interest	$(45,826)	$(8,409)
Present value of total lease liabilities	$254,622	$129,650

(1)

Non-cancellable sublease proceeds for the remainder of the fiscal year ending January 31, 2021 and the fiscal years ending January 31, 2022, 2023, 2024, and 2025 of $4.7 million, $9.2 million, $8.3 million, $2.2 million, and $2.2 million, respectively, are not included in the table above.

As of July 31, 2020, we had an operating lease for one of our office spaces that had not commenced with aggregated undiscounted future payments of $9.4 million. This operating lease has a lease term of 6 years and is expected to commence during the third quarter of fiscal year 2021. As of July 31, 2020, we had two finance leases that had not commenced with aggregated undiscounted future payments of $4.2 million. These finance leases have lease terms ranging from 3 to 4 years and are expected to commence during the third quarter of fiscal year 2021. As these operating and finance leases do not commence until later in fiscal year 2021, we did not reflect these leases on the condensed consolidated balance sheet as of July 31, 2020 and in the tables above.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. As of July 31, 2020 and 2019, we recorded $3.1 million and $2.8 million, respectively, in other long-term liabilities related to the present value of our estimated asset retirement obligation for our headquarters facility. The accretion expense, which was included in operating expenses in our condensed consolidated statements of operations, was not material for all periods presented.

Note 6. Commitments and Contingencies

Letters of Credit

As of July 31, 2020 and January 31, 2020, we had letters of credit in the aggregate amount of $27.2 million and $26.5 million, respectively, in connection with our operating leases and voluntary disability insurance (“VDI”) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 7.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Purchase Obligations

As of July 31, 2020, future payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet and relate primarily to infrastructure services and IT software and support services costs, are as follows (in thousands):

Years ending January 31:
2021	$5,429
2022	14,984
2023	36,579
2024	2,340
2025	434
Thereafter	166,234
$226,000

In addition to the purchase obligations included above, as of July 31, 2020, we recognized a total of $11.5 million related to non-cancellable contractual purchases, which were included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities on the condensed consolidated balance sheet. $2.5 million, $3.3 million, $3.8 million, and $1.9 million is due to be paid in the remainder of the fiscal year ending January 31, 2021 and the fiscal years ending January 31, 2022, 2023, and 2024, respectively.

Legal Matters

From time to time, we are subject to claims that arise in the ordinary course of business, including matters we initiate to defend ourselves or our users by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2020. Additionally, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors, regardless of the outcome of such litigation.

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

In April 2020, we drew an additional $30.0 million on the November 2017 Facility. As of July 31, 2020, we had total debt outstanding with a carrying amount of $70.0 million.

As of July 31, 2020, we were in compliance with all financial covenants.

In connection with the above credit facility, for the three and six months ended July 31, 2020 and 2019, interest expense, net of capitalized interest costs, was not material. During the same periods, the amounts of interest capitalized were not material. Interest expense in connection with the above credit facility includes interest charges for our line of credit, amortization of issuance costs, and unused commitment fees on our line of credit.

Note 8. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan or 2011 Equity Incentive Plan that are cancelled or repurchased subsequent to the 2015 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Generally, our restricted stock units vest over four years and, (a) for employee new hire restricted stock unit grants, twenty-five percent vest one year from the vesting commencement date and continue to vest 1/16th per quarter thereafter; or (b) for employee refresh restricted stock unit grants, 1/16th per quarter vest from the vesting commencement date. As of July 31, 2020, 22,806,561 shares were reserved for future issuance under the 2015 Plan.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of July 31, 2020, 2,151,229 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2020	8,772,585	$9.48	4.27	$60,221
Options granted	31,666	12.48
Options exercised	(1,599,283)	5.32
Options forfeited/cancelled	(113,091)	4.06
Balance as of July 31, 2020	7,091,877	$10.52	4.20	$56,219
Vested and expected to vest as of July 31, 2020	7,023,890	$10.43	4.16	$56,206
Exercisable as of July 31, 2020	5,690,093	$8.25	3.26	$55,953

The aggregate intrinsic value of options vested and expected to vest and exercisable as of July 31, 2020 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the six months ended July 31, 2020 and 2019 was $22.4 million and $3.4 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the six months ended July 31, 2020 and 2019 was $1.4 million and $1.9 million, respectively. The weighted-average grant date fair value of options granted to employees during the six months ended July 31, 2020 and 2019 was $5.41 and $8.00 per share, respectively.

As of July 31, 2020, there was $3.3 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 1.79 years.

Stock Options with Market-Based Performance Goals

To further align our stockholders’ interests with executive officers’ interests, the Compensation Committee of our board of directors approved and granted performance-based stock options with market-based performance goals under the 2015 Plan to certain executive officers, which are subject to both the achievement of the market-based performance goal established by the Compensation Committee and the continued employment of the participant. These performance-based stock options vest only to the extent that both the market-based performance goal and time-based condition are satisfied. The market-based performance goal will be satisfied if, before the four-year anniversary of the grant date, the closing price of our Class A common stock is maintained at or above a pre-determined share price for a period of 30 consecutive trading days. The time-based vesting condition will be satisfied over the following four-year schedule: Twenty-five percent of the option’s time-based vesting condition is satisfied one year from the vesting commencement date and the remaining 1/48th of the option’s time-based vesting condition is satisfied monthly thereafter, subject to continued employment through each such date. As of July 31, 2020, the total outstanding balance of performance-based stock options was 1,375,000.

The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method. Of the total $3.3 million in unrecognized stock-based compensation expense for stock options as of July 31, 2020, $1.8 million related to outstanding performance-based stock options with market-based performance goals, which is expected to be recognized over a weighted-average period of 2.30 years.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2020	21,808,107	$18.85
Granted	8,484,744	15.30
Vested, net of shares withheld for employee payroll taxes	(2,907,097)	18.33
Forfeited/cancelled	(2,138,199)	19.03
Unvested balance - July 31, 2020	25,247,555	$17.70

As of July 31, 2020, there was $291.2 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.80 years.

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

In the first quarter of fiscal year 2020, our Compensation Committee adopted and approved the performance criteria and targets for fiscal year 2020 under our omnibus Executive Incentive Plan (the Fiscal 2020 Executive Bonus Plan). Based on a review of our actual achievement of pre-established corporate financial objectives and additional inputs from our Compensation Committee, the Fiscal 2020 Executive Bonus Plan was determined, settled and paid out in the first quarter of fiscal year 2021 in the form of fully vested restricted stock units. During the first quarter of fiscal year 2021, we recognized stock-based compensation expense related to the Fiscal 2020 Executive Bonus Plan in the amount of $1.5 million.

In the first quarter of fiscal year 2021, our Compensation Committee adopted and approved the performance criteria and targets for fiscal year 2021 under our omnibus Executive Plan (the Fiscal 2021 Executive Bonus Plan). The Fiscal 2021 Executive Bonus Plan provides opportunities for 100% equity incentive compensation payouts based on our actual achievement of pre-established corporate financial objectives, subject to review and a final approval by our Compensation Committee. During the six months ended July 31, 2020, we recognized stock-based compensation expense related to the Fiscal 2021 Executive Bonus Plan in the amount of $5.0 million. The unrecognized compensation expense related to the ungranted and unvested Fiscal 2021 Executive Bonus Plan is $7.2 million, based on the expected performance against the pre-established corporate financial objectives as of July 31, 2020, which is expected to be recognized over a remaining weighted-average period of less than one year. The payouts of the Fiscal 2021 Executive Bonus Plan are expected to be made in the form of fully vested restricted stock units in the first quarter of fiscal year 2022.

2015 ESPP

As of July 31, 2020, there was $12.8 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods. During the first quarter of fiscal year 2021, the fair market value of our stock on the purchase date (i.e., March 15, 2020) was lower than the fair market value of our stock on certain offering dates. As a result, certain offering periods reset and the new lower price became the new offering price for a new 24 month offering period. These resets resulted in a change in fair value and a corresponding incremental stock-based compensation expense initially totaling $3.9 million, which is expected to be recognized over the term of the new offering period.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Cost of revenue	$4,401	$4,360	$8,942	$7,971
Research and development	14,271	15,250	31,558	28,225
Sales and marketing	10,666	9,994	20,745	19,394
General and administrative	8,223	7,201	16,359	13,577
Total stock-based compensation	$37,561	$36,805	$77,604	$69,167

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions.

	Three Months Ended						Six Months Ended
	July 31,						July 31,
	2020			2019			2020			2019
Employee Stock Options
Expected term (in years)			N/A	5.5	-	5.8			5.8	5.5	-	5.8
Risk-free interest rate			N/A			1.8%			0.6%			1.8%
Volatility			N/A			45%			46%			45%
Dividend yield			N/A			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0
Risk-free interest rate	0.3%	-	0.4%	2.4%	-	2.5%	0.3%	-	0.4%	2.4%	-	2.5%
Volatility	44%	-	52%	46%	-	55%	44%	-	52%	46%	-	55%
Dividend yield			0%			0%			0%			0%

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(7,656)	$(36,234)	$(33,206)	$(73,062)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	154,732	147,032	153,353	146,205
Net loss per share—basic and diluted	$(0.05)	$(0.25)	$(0.22)	$(0.50)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Options to purchase common stock	6,312	7,730	5,877	8,261
Restricted stock units	18,828	17,284	17,856	16,208
Employee stock purchase plan	3,803	2,901	3,193	2,409
	28,943	27,915	26,926	26,878

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

Note 11. Restructuring

Consistent with our focused efforts to drive more profitable growth, in the quarter ended January 31, 2020, we completed certain restructuring activities primarily in our sales and marketing organization, and to a lesser extent in our (1) research and development and (2) general and administrative organizations. The restructuring included eliminating specific senior roles, centralizing the reporting structures for certain functions and geographies, eliminating select sales overlay roles, and reducing headcount in lower performing geographies. In connection with the restructuring, we recorded a charge in the quarter ended January 31, 2020 in the amount of $1.65 million, which consisted entirely of severance and other personnel-related costs. As of January 31, 2020, all affected personnel had been notified, $0.6 million of the restructuring charge had been paid, and $1.05 million of the charge remained accrued and included in accrued compensation and benefits in our condensed consolidated balance sheet. As of July 31, 2020, all remaining restructuring charges were paid.

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

In addition, we continue to innovate by expanding our core services and our add-on offerings with a focus on frictionless security and compliance, seamless internal and external collaboration and workflow, and integration with best-of-breed applications. For example, we provide Box Shield, our advanced security offering that helps customers reduce the risk of accidental data leakage and protect their business from insider threats and account compromise; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; Box Relay, which allows our end users to easily build, manage and track their own workflows; Box Platform, which further enables customers and partners to build enterprise apps; and Box Zones, which gives global customers the ability to store their data locally in certain regions. The increasing success of our add-on products allows our customers to realize the full set of Box capabilities of our cloud content management platform.

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

Our user base included 74.0 million registered users as of July 31, 2020. We define a registered user as a Box account that has been provisioned a unique user identification number. As of July 31, 2020, 20% of our registered users were paying users who registered as part of a larger enterprise or business account or by using a paid personal account. As of July 31, 2020, we had over 100,000 paying organizations, and our solution was offered in 25 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

We intend to continue scaling our organization to meet the increasingly complex needs of our customers. Our sales and customer success teams are organized to efficiently serve organizations ranging from small businesses to the world’s largest global organizations. We have invested in our sales and marketing teams to sell our services around the world, as well as in our development efforts to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue making investments in both our infrastructure to meet the needs of our growing global user base and our professional services organization (Box Consulting) to address the strategic needs of our customers in more complex deployments and to drive broader adoption across a wide array of use cases. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the near future.

For the six months ended July 31, 2020 and 2019, our revenue was $375.9 million and $335.5 million, respectively, representing year-over-year growth of 12%, and our net losses were $33.2 million and $73.1 million, respectively. For the six months ended July 31, 2020 and 2019, revenue from non-U.S. customers represented 28% and 24% of our revenue, respectively. Box is headquartered in Redwood City, California and operates offices throughout the United States, Europe, and Asia.

COVID-19

The COVID-19 pandemic has significantly impacted global economic activity, worldwide financial markets and social practices. We have assembled a team to work cross-functionally to monitor, analyze and respond to evolving developments regarding the COVID-19 pandemic. As part of these efforts, we have taken steps to protect the health and welfare of our employees by temporarily closing most of our offices and suspending business-related travel, while continuing our commitment and efforts to serve customers that rely on us. In addition, we have shifted our customer and marketing events to virtual-only experiences. While we believe that Box benefits our customers and prospects by allowing them to enable remote work for their employees, the extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time, and include the severity and duration of the pandemic, actions that may be taken by government authorities to contain the virus and minimize its economic impact, the impact of COVID-19 on our customers, business partners and employees, and other factors identified in Part II, Item 1A "Risk Factors" of this Form 10-Q. As a result, the extent and magnitude of the impact COVID-19 will have on our business and operating results cannot be predicted at this time.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Remaining performance obligations (period end)	$726.7	$640.5	$726.7	$640.5
Remaining performance obligations growth rate	13%	9%	13%	9%
Billings	188.8	172.9	$316.9	$291.3
Billings growth rate	9%	6%	9%	4%
Free cash flow	13.3	(19.0)	$53.2	$(5.5)
Net retention rate (period end)	106%	105%	106%	105%

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

RPO as of July 31, 2020 were $726.7 million, an increase of 13% from July 31, 2019. The increase in RPO was primarily driven by the addition of new customers, expansion within existing customers as they broadened their deployment of our product offerings, and the timing of customer-driven renewals.

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

Billings increased 9% in the six months ended July 31, 2020 over the six months ended July 31, 2019. The increase in billings was primarily driven by the addition of new customers, expansion within existing customers as they broadened their deployment of our product offerings, and the timing of customer-driven renewals.

Our use of billings has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. Billings are recognized when invoiced, while the related subscription and premier services revenue is recognized ratably over the contract term when, or as, we satisfy a performance obligation. Also, other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure.

Over time, we expect to continue to normalize payment durations. In addition, as we have gained and expect to continue to gain more traction with large enterprise customers, we also anticipate our quarterly billings to increasingly concentrate in the back half of our fiscal year, especially in the fourth quarter.

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
GAAP revenue	$192,293	$172,549	$375,854	$335,523
Deferred revenue, end of period	364,871	330,834	364,871	330,834
Less: deferred revenue, beginning of period	(368,349)	(330,445)	(423,849)	(375,041)
Contract assets, beginning of period	—	—	—	3
Billings	$188,815	$172,938	$316,876	$291,319

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify adjusting items in our reconciliation of GAAP to non-GAAP financial measures. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to net cash provided by (used in) operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section of this report. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

For the six months ended July 31, 2020 and 2019, free cash flow was positive $53.2 million and negative $5.5 million, respectively.

Net Retention Rate

Net retention rate is defined as the net percentage of Total Account Value (TAV) retained from existing customers, including expansion. We calculate our net retention rate as of a period end by starting with the TAV from customers as of 12 months prior to such period end (Prior Period TAV) and a subscription customer of Box for at least 12 months. We then calculate TAV from these same customers as of the current period end (Current Period TAV). Finally, we divide the Current Period TAV by the Prior Period TAV and report the average of this calculation over the prior twelve months to arrive at our net retention rate. Prior to fiscal year 2021, we included only TAV from customers with contract value of $5,000 or more in our net retention rate calculation. As a result of our focus on driving an efficient land and expand go-to-market strategy, large enterprise customers may begin their deployments with contract values below $5,000 and expand significantly over time. Given this strategy, we now include TAV from customers with contract value of less than $5,000 in our net retention rate calculation. This new methodology adopted in fiscal year 2021 provides a more comprehensive view of how existing customers contribute to our overall revenue growth. We believe our net retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. Net retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our net retention rate was approximately 106% and 105% as of July 31, 2020 and 2019, respectively. Our strong net retention rates were primarily attributable to strong seat growth in existing customers and strong attach rates of add-on products. As our customers purchase add-on products, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, Customer Success, and Box Consulting have been a significant factor in our strong customer retention results. Our net retention rate is higher in customers who have purchased at least one add-on product. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Research and Development. Research and development expense consists primarily of employee compensation and related expenses, as well as allocated overhead. Our research and development efforts are focused on scaling our platform, building an ecosystem of best-of-breed applications and platforms, infrastructure, adding enterprise grade features, functionality and enhancements such as workflow automation, intelligent content management capabilities, and advanced security to enhance the ease of use of our cloud content management services. We capitalize certain qualifying costs to develop software for internal use incurred during the application development stage.

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

General and Administrative. General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, recruiting, information systems, security, compliance, fees for external professional services and cloud-based enterprise systems, as well as allocated overhead. External professional services fees are primarily comprised of outside legal, accounting, audit and outsourcing services.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars and as a percentage of our revenue:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(in thousands, except per share data)		(in thousands, except per share data)
Revenue	$192,293	$172,549	$375,854	$335,523
Cost of revenue (1)	55,334	53,872	109,329	102,556
Gross profit	136,959	118,677	266,525	232,967
Operating expenses:
Research and development (1)	50,115	49,693	103,229	95,937
Sales and marketing (1)	67,757	80,405	140,507	159,225
General and administrative (1)	26,597	24,856	54,539	49,463
Total operating expenses	144,469	154,954	298,275	304,625
Loss from operations	(7,510)	(36,277)	(31,750)	(71,658)
Interest expense, net	(1,765)	(335)	(3,132)	(403)
Other income (loss), net	1,952	693	2,216	(187)
Loss before provision for income taxes	(7,323)	(35,919)	(32,666)	(72,248)
Provision for income taxes	333	315	540	814
Net loss	$(7,656)	$(36,234)	$(33,206)	$(73,062)
Net loss per share, basic and diluted	$(0.05)	$(0.25)	$(0.22)	$(0.50)
Weighted-average shares used to compute net loss per share, basic and diluted	154,732	147,032	153,353	146,205

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Cost of revenue	$4,401	$4,360	$8,942	$7,971
Research and development	14,271	15,250	31,558	28,225
Sales and marketing	10,666	9,994	20,745	19,394
General and administrative	8,223	7,201	16,359	13,577
Total stock-based compensation	$37,561	$36,805	$77,604	$69,167

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Cost of revenue (1)	29	31	29	31
Gross profit	71	69	71	69
Operating expenses:
Research and development (1)	26	29	27	29
Sales and marketing (1)	35	47	37	47
General and administrative (1)	14	14	15	15
Total operating expenses	75	90	79	91
Loss from operations	(4)	(21)	(8)	(22)
Interest expense, net	(1)	—	(1)	—
Other income (loss), net	1	—	—	—
Loss before provision for income taxes	(4)	(21)	(9)	(22)
Provision for income taxes	—	—	—	—
Net loss	(4)%	(21)%	(9)%	(22)%

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
Cost of revenue	2%	2%	2%	2%
Research and development	8	9	9	9
Sales and marketing	6	6	6	6
General and administrative	4	4	4	4
Total stock-based compensation	20%	21%	21%	21%

Comparison of the Three Months Ended July 31, 2020 and 2019

Revenue

	Three Months Ended
	July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue	$192,293	$172,549	$19,744	11%

The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 5% from July 31, 2019 to July 31, 2020, and strong attach rates of add-on products, which strengthened our price per seat. In this period, we also experienced continued renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our net retention rate of 106% as of July 31, 2020.

Cost of Revenue

	Three Months Ended
	July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$55,334	$53,872	$1,462	3%
Percentage of revenue	29%	31%

The increase in absolute dollars was primarily due to an increase of $3.8 million in depreciation primarily related to additional data center equipment, an increase of $2.1 million in software and maintenance expense primarily driven by an increase in internal-use software amortization expense, and increases of $0.7 million and $0.6 million for expensed equipment and rent, respectively, for our data centers. The increase in cost of revenue expenses was partially offset by a $5.9 million decrease in hosted data service costs. Cost of revenue as a percentage of revenue decreased 2 percentage points year-over-year. We expect our cost of revenue to increase in dollars but decrease slightly as a percentage of revenue in the fiscal year ending January 31, 2021 as we continue to optimize infrastructure efficiency.

Research and Development

	Three Months Ended
	July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$50,115	$49,693	$422	1%
Percentage of revenue	26%	29%

The increase in absolute dollars was primarily due to a decrease of $2.1 million in capitalized internally developed software costs associated with the development of additional significant features and functionality to our products. The increase in research and development expenses was partially offset by a $1.7 million decrease in stock-based compensation expense. Research and development expenses as a percentage of revenue decreased 3 percentage points year-over-year. We continue to invest in enhancements of our product and services, develop new products, and further differentiate our offerings. We expect our research and development expenses to increase in dollars but remain relatively stable as a percentage of revenue over time, even as we continue to make significant enhancements to our cloud content management product offerings and services, including expanding our advanced security, integrations and APIs, and workflow automation capabilities.

Sales and Marketing

	Three Months Ended
	July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$67,757	$80,405	$(12,648)	-16%
Percentage of revenue	35%	47%

The decrease in absolute dollars was primarily due to a decrease of $6.0 million in employee and related costs primarily driven by a decrease in headcount from 947 as of July 31, 2019 to 813 as of July 31, 2020 due to our recent restructuring. In addition, there was a decrease of $4.0 million and $1.6 million in travel-related costs and marketing expenses, respectively, partly due to the impact of the COVID-19 pandemic, a decrease of $2.2 million in allocated costs primarily driven by a decrease in headcount, and a decrease of $0.9 million in outside agency costs and consulting services. The decrease in sales and marketing expenses was partially offset by a $2.8 million increase in commission expenses primarily driven by increased sales. Sales and marketing expenses as a percentage of revenue decreased 12 percentage points year-over-year due to our focus on driving greater efficiency from our solution selling strategy and simplifying our product offerings.

Our sales and marketing expenses are generally higher for acquiring new, or expanding existing, customers than for renewals of existing customer subscriptions. We expect to continue to invest to capture our large market opportunity globally and capitalize on our competitive position with continued focus on our long-term margin objectives. We expect our sales and marketing expenses will continue to decrease as a percentage of revenue over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments and as we continue to focus on improving sales productivity and simplifying our product offerings. Certain expenses, like Travel & Entertainment, are reduced due to COVID-19, and it is uncertain when or if those expenses will increase from current levels in the future.

General and Administrative

	Three Months Ended
	July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
General and administrative	$26,597	$24,856	$1,741	7%
Percentage of revenue	14%	14%

The increase in absolute dollars was primarily due to an increase of $1.0 million in stock-based compensation expense primarily driven by equity grants to existing and new employees and an increase of $0.7 million in employee and related costs primarily driven by an increase in headcount from 337 employees as of July 31, 2019 to 371 employees as of July 31, 2020. General and administrative expense as a percentage of revenue remained flat year-over-year. We expect our general and administrative expense to increase in dollars but to decrease as a percentage of revenue over time as we benefit from greater operational efficiency.

Interest Expense, Net and Other Income, Net

	Three Months Ended
	July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(1,765)	$(335)	$(1,430)	*
Other income, net	1,952	693	1,259	*

*	Percentage change not meaningful.

The increase in interest expense, net is primarily due to an increase in interest expense related to finance leases provisioned for our data center facilities and a decrease in interest income from our certificates of deposit and money market funds due to a lower interest rate environment.

The increase in other income, net is primarily due to higher foreign currency gains.

Comparison of the Six Months Ended July 31, 2020 and 2019

Revenue

	Six Months Ended
	July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue	$375,854	$335,523	$40,331	12%

The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 5% from July 31, 2019 to July 31, 2020, and strong attach rates of add-on products, which strengthened our price per seat. In this period, we also experienced continued renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our net retention rate of 106% as of July 31, 2020.

Cost of Revenue

	Six Months Ended
	July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$109,329	$102,556	$6,773	7%
Percentage of revenue	29%	31%

The increase in absolute dollars was primarily due to an increase of $7.5 million in depreciation primarily related to additional data center equipment, an increase of $4.1 million in software and maintenance expense primarily driven by an increase in internal-use software amortization expense, an increase of $1.9 million in rent for our data centers, an increase of $1.2 million in employee and related costs primarily driven by an increase in headcount from 352 as of July 31, 2019 to 374 as of July 31, 2020, an increase of $1.0 million in stock-based compensation expense primarily driven by equity grants to existing and new employees, and an increase of $0.8 million in allocated costs attributable mainly to increase facilities and IT software support service costs. The increase in cost of revenue expenses was partially offset by a $10.4 million decrease in hosted data service costs. Cost of revenue as a percentage of revenue decreased 2 percentage points year-over-year. We expect our cost of revenue to increase in dollars but decrease slightly as a percentage of revenue in the fiscal year ending January 31, 2021 as we continue to optimize infrastructure efficiency.

Research and Development

	Six Months Ended
	July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$103,229	$95,937	$7,292	8%
Percentage of revenue	27%	29%

The increase in absolute dollars was primarily due to an increase of $3.4 million in employee and related costs primarily driven by an increase in salary expense due to our focus on hiring and retaining talent, an increase of $2.5 million in stock-based compensation expense primarily driven by equity grants to existing and new employees, and a decrease of $1.8 million in capitalized internally developed software costs associated with the development of additional significant features and functionality to our products. The increase in research and development expenses was partially offset by a $0.6 million decrease in outside agency costs and consulting services. Research and development expenses as a percentage of revenue decreased 2 percentage points year-over-year. We continue to invest in enhancements of our product and services, develop new products, and further differentiate our offerings. We expect our research and development expenses to increase in dollars but remain relatively stable as a percentage of revenue over time, even as we continue to make significant enhancements to our cloud content management product offerings and services, including expanding our advanced security, integrations and APIs, and workflow automation capabilities.

Sales and Marketing

	Six Months Ended
	July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$140,507	$159,225	$(18,718)	-12%
Percentage of revenue	37%	47%

The decrease in absolute dollars was primarily due to a decrease of $10.1 million in employee and related costs primarily driven by a decrease in headcount from 947 as of July 31, 2019 to 813 as of July 31, 2020 due to our recent restructuring. In addition, there was a decrease of $5.9 million and $3.1 million in travel-related costs and marketing expenses, respectively, partly due to the impact of the COVID-19 pandemic, and there was a decrease of $3.6 million in allocated costs primarily driven by a decrease in headcount. The decrease in sales and marketing expenses was partially offset by a $6.1 million increase in commission expenses primarily driven by increased sales. Sales and marketing expenses as a percentage of revenue decreased 10 percentage points year-over-year due to our focus on driving greater efficiency from our solution selling strategy and simplifying our product offerings.

Our sales and marketing expenses are generally higher for acquiring new, or expanding existing, customers than for renewals of existing customer subscriptions. We expect to continue to invest to capture our large market opportunity globally and capitalize on our competitive position with continued focus on our long-term margin objectives. We expect our sales and marketing expenses will continue to decrease as a percentage of revenue over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments and as we continue to focus on improving sales productivity and simplifying our product offerings. Certain expenses, like Travel & Entertainment, are reduced due to COVID-19, and it is uncertain when or if those expenses will increase from current levels in the future.

General and Administrative

	Six Months Ended
	July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
General and administrative	$54,539	$49,463	$5,076	10%
Percentage of revenue	15%	15%

The increase in absolute dollars was primarily due to an increase of $2.8 million in stock-based compensation expense primarily driven by equity grants to existing and new employees and an increase of $2.0 million in employee and related costs primarily driven by an increase in headcount from 337 employees as of July 31, 2019 to 371 employees as of July 31, 2020. General and administrative expense as a percentage of revenue remained flat year-over-year. We expect our general and administrative expense to increase in dollars but to decrease as a percentage of revenue over time as we benefit from greater operational efficiency.

Interest Expense, Net and Other Income (Loss), Net

	Six Months Ended
	July 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(3,132)	$(403)	$(2,729)	*
Other income (loss), net	2,216	(187)	2,403	*

*	Percentage change not meaningful.

The increase in interest expense, net is primarily due to an increase in interest expense related to finance leases provisioned for our data center facilities and a decrease in interest income from our certificates of deposit and money market funds due to a lower interest rate environment.

The increase in other income (loss), net is primarily due to higher foreign currency gains.

Liquidity and Capital Resources

	Six Months Ended
	July 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$94,242	$20,806
Net cash used in investing activities	(9,364)	(7,173)
Net cash used in financing activities	(8,602)	(29,793)

As of July 31, 2020, we had cash, cash equivalents, and restricted cash of $272.4 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits and money market funds. Since our inception, we have financed our operations primarily through equity, cash generated from sales and, to a lesser extent, debt financing. We believe our existing cash and cash equivalents, together with our finance leases and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, data center expansions, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

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

Operating Activities

For the six months ended July 31, 2020, cash provided by operating activities was $94.2 million. The primary factors affecting our operating cash flows during this period were our net loss of $33.2 million, offset by non-cash charges of $77.6 million for stock-based compensation, $36.8 million for depreciation and amortization of our property and equipment, $16.8 million for amortization of deferred commissions, and net cash outflows of $3.7 million provided by changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include an $86.4 million decrease in accounts receivable that was primarily due to the seasonality of our billings and relative timing of our cash collections, a $59.0 million decrease in deferred revenue that was primarily due to seasonality in our sales cycle which is concentrated in the back half of our fiscal year, predominantly in the last quarter, a $21.5 million decrease in operating lease liabilities, and a $19.8 million decrease in operating lease right-of-use assets, net, partially offset by a $17.8 million increase in deferred commissions primarily due to new and expanded deployments with paying customers during this period and an $8.2 million decrease in accounts payable.

Investing Activities

Cash used in investing activities of $9.4 million for the six months ended July 31, 2020 was primarily driven by $5.4 million of capitalized internal-use software costs associated with the development of additional significant features and functionality to our products as well as purchases of on-premises software. In addition, included in cash used in investing activities was $4.1 million of fixed asset purchases.

Financing Activities

Cash used in financing activities of $8.6 million for the six months ended July 31, 2020 was primarily driven by $31.6 million of principal payments of finance lease liabilities and $27.4 million of employee payroll taxes paid related to net share settlement of restricted stock units reflecting the amount of equity grants vested and the valuation of our share price, partially offset by $30.0 million of proceeds from borrowings due to our debt draw down in April 2020 on our November 2017 Facility and $20.4 million of proceeds from issuances of common stock under the 2015 ESPP and stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of July 31, 2020:

		Payments Due by Period (in thousands)
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt (1)	$72,364	$1,398	$70,966	$—	$—
Operating lease liabilities, net of sublease income amounts (2)	300,448	60,822	96,435	66,929	76,262
Finance leases (3)	138,059	56,451	76,036	5,572	—
Purchase obligations (4)	226,000	15,089	43,809	868	166,234
Total	$736,871	$133,760	$287,246	$73,369	$242,496

(1)	Includes principal, interest and unused commitment fees on our line of credit under the November 2017 Facility.

(2)

Includes operating lease liabilities for certain of our offices and data centers. As of July 31, 2020, we expected to receive sublease income of $26.6 million over the next four years from tenants in certain of our leased facilities. The amounts set forth in the table above do not include any sublease income amounts nor does the table include payments for short-term leases or variable lease payments.

(3)	Includes obligations related to our servers and related equipment for our data center operations.
(4)

Includes purchase obligations which were not recognized on the condensed consolidated balance sheet as of July 31, 2020, related primarily to infrastructure services and IT software and support services costs. Our contracts for infrastructure services and IT software, which have terms ranging from 2 to 8 years, support our long-term goals of improving gross margin. In addition to the purchase obligations included in the table above, as of July 31, 2020, we had recognized a total of $11.5 million related to non-cancellable contractual purchases, which were included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities on the balance sheet. $2.5 million, $3.3 million and $3.8 million, and $1.9 million is due to be paid in the years ending January 31, 2021, 2022, 2023, and 2024, respectively.

Off-Balance Sheet Arrangements

Through July 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for items discussed under Use of Estimates and Recently Adopted Accounting Pronouncements under Part I, Item 1. Financial Statements—Note 1, there have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2020 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2020.

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

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internally developed software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to net cash provided by (used in) operating activities, its nearest GAAP equivalent, is presented below. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

Our reconciliation of the non-GAAP financial measures for the three and six months ended July 31, 2020 and 2019 are as follows (in thousands, except per share data and percentages):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2020	2019	2020	2019
GAAP operating loss	$(7,510)	$(36,277)	$(31,750)	$(71,658)
Stock-based compensation	37,561	36,805	77,604	69,167
Fees related to shareholder activism	—	—	1,402	—
Non-GAAP operating income (loss)	$30,051	$528	$47,256	$(2,491)

GAAP operating margin	(4)%	(21)%	(8)%	(22)%
Stock-based compensation	20	21	21	21
Fees related to shareholder activism	—	—	—	—
Non-GAAP operating margin	16%	—%	13%	(1)%

GAAP net loss	$(7,656)	$(36,234)	$(33,206)	$(73,062)
Stock-based compensation	37,561	36,805	77,604	69,167
Fees related to shareholder activism	—	—	1,402	—
Non-GAAP net income (loss)	$29,905	$571	$45,800	$(3,895)

GAAP net loss per share, basic and diluted	$(0.05)	$(0.25)	$(0.22)	$(0.50)
Stock-based compensation	0.24	0.25	0.51	0.47
Fees related to shareholder activism	—	—	0.01	—
Non-GAAP net income (loss) per share, basic	$0.19	$0.00	$0.30	$(0.03)
Non-GAAP net income (loss) per share, diluted	$0.18	$0.00	$0.29	$(0.03)
Weighted-average shares used to compute GAAP net loss per share, basic and diluted	154,732	147,032	153,353	146,205
Weighted-average shares used to compute Non-GAAP net income (loss) per share
Basic	154,732	147,032	153,353	146,205
Diluted	163,741	153,191	160,690	146,205

Net cash provided by (used in) operating activities	$32,325	$(4,685)	$94,242	$20,806
Purchases of property and equipment	(2,671)	(1,552)	(4,114)	(3,166)
Principal payments of finance lease liabilities	(14,219)	(9,991)	(31,575)	(19,145)
Capitalized internal-use software costs	(2,102)	(2,727)	(5,393)	(4,013)
Free cash flow	$13,333	$(18,955)	$53,160	$(5,518)
Net cash used in investing activities	$(4,773)	$(4,276)	$(9,364)	$(7,173)
Net cash used in financing activities	$(23,905)	$(20,852)	$(8,602)	$(29,793)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $272.4 million as of July 31, 2020. Our cash and cash equivalents primarily consist of overnight deposits and money market funds. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of July 31, 2020, we had total debt outstanding with a carrying amount of $70.0 million which approximates fair value. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.

Effective September 5, 2019, we entered into a Swap Agreement with Wells Fargo Bank, National Association, in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five-year term of the agreement. As of July 31, 2020, our interest rate swap had a notional value of $30.0 million.

A hypothetical 10% increase or decrease in interest rates after July 31, 2020 under the November 2017 Facility and in connection with our interest rate swap agreement would not have a material impact on the combined net fair value of our outstanding debt and swap agreement.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 11 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. Five of the 11 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Our international subsidiaries maintain certain asset and liability balances that are denominated in foreign currencies. Additionally, fluctuations in foreign currency exchange rates can result in fluctuations in our total assets, liabilities, and cash flows and may cause us to recognize transaction gains and losses in our statement of operations impacting our revenue and operating expenses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. For the six months ended July 31, 2020, we recognized $2.2 million in foreign currency exchange gains. There were no material foreign exchange gains or losses for the six months ended July 31, 2019.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2020.

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

In January 2020, the World Health Organization declared COVID-19 a Public Health Emergency of International Concern, and in March 2020, declared it a pandemic. Governments and municipalities around the world have instituted measures to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closures, travel restrictions, and closure of non-essential businesses. These measures have led to significant adverse economic impacts in the United States and other countries, which could adversely impact our business operations in a number of ways, including, without limitation, (1) disruptions to our sales operations and marketing efforts as a result of the inability of our sales team to travel and meet customers in person, (2) negative impacts on our customers and prospects that could result in extended customer sales cycles, reduced payment frequencies, affect demand for our services and reduced renewal rates, particularly within our small business customer segment, including reduced or delayed spending on our services, and impair our ability to collect accounts receivable, and (3) negative impacts to the financial condition or operations of our vendors and business partners, as well as disruptions to the supply chain of hardware needed to offer our services. Moreover, as a result of the COVID-19 pandemic, we are temporarily requiring, with certain exceptions, our employees to work remotely, which may lead to disruptions and decreased productivity and other adverse operational business impacts. The extent to which the COVID-19 pandemic and resultant economic impact affects our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

We have a history of cumulative losses, and we do not expect to be profitable for the near future.

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $144.3 million, $134.6 million and $155.0 million in our fiscal years ended January 31, 2020, 2019 and 2018, respectively, and $33.2 million in the six months ended July 31, 2020. As of July 31, 2020, we had an accumulated deficit of $1.3 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our product development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue making significant investments in our infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the near future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, including as a result of the limited free trial version of our service, and the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period, which is typically one year, although we also offer our services for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for cloud content management services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater brand recognition, substantially longer operating histories, larger marketing budgets and significantly greater resources than we do. Our primary competitors in the cloud content management market include, but are not limited to, Microsoft and Open Text (Documentum). In the enterprise file sync and share market, our primary competitors include, but are not limited to, Microsoft, Google and, to a lesser extent, Dropbox. With the introduction of new technologies and market entrants, we expect competition to continue to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price or for free, which has resulted in pricing pressures on our business. If we are unable to achieve our target pricing levels, our operating results will be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. Our customers have no obligation to renew their subscriptions upon expiration, and we cannot assure you that customers will renew subscriptions at the same or higher level of service, if at all. Our net retention rate has decreased over time, and may continue to decrease in the future, as some of our customers have elected and may elect not to renew their subscriptions with us or to decrease the scope of their deployments. Our net retention rate was approximately 106% and 105% as of July 31, 2020 and 2019, respectively.

Our net retention rate may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our services, the effectiveness of our customer support services, the performance of our partners and resellers, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, the effects of global economic conditions, such as those arising from the COVID-19 pandemic, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, renew them on less favorable terms, purchase fewer seats, or fail to purchase new product offerings, our revenue may decline, and we may not realize improved operating results from our customer base.

In addition, the growth of our business depends in part on our customers expanding their use of our services. The use of our cloud content management platform often expands within an organization as new users are added or as additional services are purchased by or for other departments within an organization. Further, as we have introduced new services throughout our operating history, our existing customers have constituted a significant portion of the users of such services. If our customers do not expand their use of our services, our operating results may be adversely affected.

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

If we are not able to successfully launch new products and services, or provide enhancements or new features to our existing products and services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or offer new services that achieve market acceptance or that keep pace with rapid technological developments, our business could be adversely affected. For example, we provide Box Platform, which allows our customers to leverage Box’s powerful content services within their own custom applications; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Zones, which gives global customers the ability to store their data locally in certain regions; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; Box Skills, which enables customers to leverage a variety of machine learning tools to accelerate their business processes and help extract meaning from customers unstructured content; and Box Relay, which provides our customers with powerful workflow automation tools to improve business processes. In October 2019 we launched Box Shield, a set of new content security controls and intelligent threat detection capabilities that enables enterprises to secure and protect their most valuable intellectual property and helps prevent accidental data leakage, detect potential access misuse and proactively identify potential security threats. The success of any new products and services, enhancements, or modifications to existing products and services depends on several factors, including the timely completion, introduction and market acceptance of such enhancements, integrations, products or services. We also may experience business or economic disruptions that could adversely affect the productivity of our employees and result in delays in our product development process. For example, as a result of the COVID-19 pandemic, we are temporarily requiring, with certain exceptions, our employees to work remotely, which may lead to disruptions and decreased productivity that could result in delays in our product development process. Failure in this regard may significantly impair our revenue growth and our future financial results. In addition, because our services are designed to operate on a variety of systems, we will need to continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems such as iOS and Android, and other software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Actual or perceived security vulnerabilities in our services or any breaches of our security controls and unauthorized access to our or a customer’s data could harm our business and operating results.

The services we offer involve the storage of large amounts of our customers’ sensitive and proprietary information across a broad spectrum of industries. Additionally, we collect and store certain sensitive and proprietary information in the operation of our business, including trade secrets, employee data, and other confidential data. Cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude generally, and cloud-based content collaboration services have been targeted in the past. These increasing threats are being driven by a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. These sources can also implement social engineering techniques to induce our partners, users, employees or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ data. Hackers that acquire user account information at other companies can attempt to use that information to compromise the accounts of personnel, or our users’ accounts if an account shares the same sensitive information such as passwords. In addition, because the Box service is configured by administrators and users to select their default settings, the third-party integrations they enable, and their privacy and permissions settings, an administrator or user could intentionally or inadvertently configure settings to share their sensitive data. For example, a Box user can choose to share the content they store in Box with third parties by creating a link that can be customized to be accessible by anyone with the link. While this feature is designed to be used for a variety of legitimate use cases in which a user wishes to share non-sensitive content with a broad or public audience, if a user were to intentionally or inadvertently configure a setting that allowed public access to their sensitive data, that data could be discovered and accessed by an unintended third party. As we increase our customer base and our brand becomes more widely known and recognized, and as our service is used in more heavily regulated industries where there may be a greater concentration of sensitive and protected data, such as healthcare, government, life sciences, and financial services, we may become more of a target for these malicious third parties.

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

Our customer contracts often include (i) specific obligations that we maintain the availability of the customer’s data through our service and that we secure customer content against unauthorized access or loss, and (ii) provisions whereby we indemnify our customers for third-party claims asserted against them that result from our failure to maintain the availability of their content or securing the same from unauthorized access or loss. While our customer contracts contain limitations on our liability in connection with these obligations and indemnities, if an actual or perceived security breach occurs, the market perception of the effectiveness of our security measures could be harmed, we could be subject to indemnity or damage claims in certain customer contracts, and we could lose future sales and customers, any of which could harm our business and operating results. Furthermore, while our errors and omissions insurance policies include liability coverage for certain of these matters, if we experience a widespread security breach or other incident that impacts a significant number of our customers to whom we owe indemnity obligations, we could be subject to indemnity claims or other damages that exceed our insurance coverage. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Our sales to government entities are subject to a number of additional challenges and risks.

We sell to U.S. federal and state and foreign government customers, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of additional challenges and risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements may change, or we may lose one or more government certifications, and in doing so restrict our ability to sell into the government sector or maintain existing government customers until we have attained revised certifications. Government demand and payment for our products and services are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. For example, as a result of the COVID-19 pandemic, many governments and municipalities are experiencing budget shortfalls, which may cause them to delay or reduce their technology spending. Moreover, an extended federal government shutdown resulting from budgetary decisions may limit or delay federal government spending on our solutions and adversely affect our revenue. Government entities may also have statutory, contractual or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future operating results.

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

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission has enacted a General Data Protection Regulation (GDPR) that became effective in May 2018, superseding prior European Union (EU) data protection legislation, imposing more stringent EU data protection requirements, and providing for greater penalties for noncompliance of up to the greater of 20 million euros or four percent of a company’s global revenue. The GDPR imposes significant obligations on companies regarding the handling of personal data. If we are unable to develop and offer services that meet our legal duties or help our customers meet their obligations under the GDPR or other laws or regulations relating to privacy, data protection, or information security, we may experience reduced demand for our services and become subject to significant fines and penalties, all of which would harm our business. On July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield framework, and imposed additional obligations on companies when relying on model contractual clauses approved by the European Commission to transfer personal data from the EU to the U.S. This CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from Europe to the U.S. The CJEU’s decision may require us to take additional steps to legitimize any personal data transfers that are impacted by this decision, which may result in increased costs of compliance and limitations on our customers and us. This CJEU decision or other legal challenges relating to cross-border data transfers may serve as a basis for challenges to our personal data handling practices, or those of our customers, and may otherwise adversely impact our business, financial condition and operating results. Additionally, in 2018, the State of California enacted the California Consumer Privacy Act (CCPA), that became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Aspects of the CCPA and its interpretation and enforcement remain unclear. We cannot fully predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), recently was certified by the California Secretary of State to appear on the ballot for the November 3, 2020 election. If this initiative is approved by California voters, the CPRA would significantly modify the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. There also have been a number of other recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. In June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which resulted in the United Kingdom exiting the European Union on January 31, 2020. Brexit could also lead to further legislative and regulatory changes. The UK Data Protection Act that substantially implements the GDPR became law in May 2018, and was the subject of statutory amendments that further aligned it with the GDPR in 2019. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically one year, although we also offer our services for terms ranging from one month to three years or more. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during prior quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. However, any such decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales, our failure to achieve our internal sales targets, a decline in the market acceptance of our services, or potential decreases in our net retention rate may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from additional sales must be recognized over the applicable subscription term.

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

Our quarterly operating results, including the levels of our revenue, billings, gross margin, profitability, cash flow, deferred revenue, unrecognized revenue and remaining performance obligations, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our Class A common stock. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	our ability to attract new customers;
•	our ability to convert users of our limited free version to paying customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	changes in our net retention rate;
•	the timing of revenue recognition;
•	the impact on billings of shifting between payment frequencies from our customers;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network or service outages, internet disruptions, disruptions to the availability of our service, security breaches or perceived security breaches and vulnerabilities;
•	general economic, industry and market conditions, including those caused by the COVID-19 pandemic;
•	increases or decreases in the number of features or capabilities in our services or pricing changes upon any renewals of customer agreements;
•	changes in our go-to-market strategies and/or pricing policies and/or those of our competitors;
•	seasonal variations in our billings results and sales of our services, which have historically been highest in the fourth quarter of our fiscal year;

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

We currently store and process our customers’ information within multiple third-party data center hosting facilities located in Nevada and in third-party cloud computing and hosting facilities inside and outside of the United States. As part of our current disaster recovery arrangements, our production environment and metadata related to our customers’ data is currently replicated in near real time in facilities located in Nevada. In addition, all of our customers’ data is typically replicated on a third-party storage platform located inside and outside of the United States. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct, including by state-sponsored or otherwise well-funded actors. Any damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken at our third-party data center hosting facilities, the occurrence of natural or man-made disasters, security issues (including an act of terrorism or an armed conflict), certain geopolitical events, labor or trade disputes, or pandemics (such as COVID-19), could lead to a decision to close the facilities without adequate notice or other unanticipated problems that result in lengthy interruptions in our service or cause us to not comply with certification requirements. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. For example, in September 2019, a modification to a perimeter network configuration caused an internal routing problem which led to all Box services being temporarily unavailable. As we continue to add data centers, increase our dependence on third-party cloud computing and hosting providers, and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during any of these data center moves and data transfers, any unsuccessful data transfers may impair the delivery of our service and materially and adversely disrupt our operations and our service delivery to our customers, which could result in contractual penalties or damage claims from customers. In addition, changes to our data center infrastructure could occur over a period longer than planned, require greater than expected investment and other internal and external resources and cause us to incur increased costs as we operate multiple data center facilities. It may also take longer than expected to realize the intended benefits from any data center infrastructure migrations and improvements, and disruptions or unexpected costs may continue to occur while we enhance our data center infrastructure.

Our business is subject to the risks of natural disasters, pandemics and other catastrophic events that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

The occurrence of any catastrophic event, including a pandemic (such as COVID-19), earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, or terrorist attack, could result in lengthy interruptions in our service. Our corporate headquarters is located in the San Francisco Bay Area, a region known for seismic activity. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, pandemics, acts of terrorism or war could cause disruptions to the Internet or the economy as a whole, which could have a significant impact on our business and operating results. If our or our partners’ business continuity and disaster recovery arrangements prove to be inadequate, our services could be interrupted. Our partners, suppliers, and customers are also subject to the risk of catastrophic events. In those events, our ability to deliver our services in a timely manner, as well as the demand for our services, may be adversely impacted by factors outside our control.  If our systems were to fail or be negatively impacted as a result of a natural disaster, pandemic or other catastrophic event, our ability to deliver our services to our customers would be impaired, we could lose critical data, our reputation could suffer and we could be subject to contractual penalties.

If we overestimate or underestimate our data center capacity requirements, our operating results could be adversely affected.

Only a small percentage of our customers that are organizations currently use our service to organize all of their internal files. In particular, larger organizations and enterprises typically use our service to connect people and their most important information so that they are able to get work done more efficiently. However, over time, we may experience an increase in customers that look to Box as their complete cloud content management solution. The costs associated with leasing and maintaining our data centers already constitute a significant portion of our capital and operating expenses. We continuously evaluate our short- and long-term data center capacity requirements to ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs. If we overestimate the demand for our cloud content management services and therefore secure excess data center capacity, or if we are unable to meet our contractual minimum commitments, our operating margins could be reduced. If we underestimate our data center capacity requirements, we may not be able to service the expanding needs of new and existing customers and may be required to limit new customer acquisition, which would impair our revenue growth. Furthermore, regardless of our ability to appropriately manage our data center capacity requirements, an increase in the number of organizations, in particular large businesses and enterprises, that use our service as a larger component of their content storage requirements, could result in lower gross and operating margins or otherwise have an adverse impact on our financial condition and operating results.

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

Our services incorporate certain third-party software obtained under open source licenses or licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our services with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our services depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our services, delay the introduction of new services, result in a failure of our services, and injure our reputation. For example, we discovered that a bug in a third-party software library we use in our services caused a very small subset of certain files uploaded during a short period of time (from mid-December 2017 to early January 2018) to be stored in a partially-corrupted state. Our use of additional or alternative third-party software would require us to enter into additional license agreements with third parties. If we are unable to maintain licenses to software necessary to operate our business, or if third-party software that we use contains errors or defects, our costs may increase, or the services we provide may be harmed, which would adversely affect our business.

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

Because of the large amount of data that we collect and manage, it is possible that hardware failures, software errors, errors in our systems, or by third-party service providers, user errors, or internet outages could result in data loss or corruption that our customers regard as significant. Furthermore, the availability or performance of our services could be adversely affected by a number of factors, including customers’ inability to access the internet, the failure of our network or software systems, security breaches or variability in customer traffic for our services. We have been, and in the future may be, required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from some of these events. In addition to potential liability, if we experience interruptions in the availability of our services, our reputation could be adversely affected, which could result in the loss of customers. For example, our customers access our services through their internet service providers. If a service provider fails to provide sufficient capacity to support our services or otherwise experiences service outages, such failure could interrupt our customers’ access to our services, adversely affect their perception of our services’ reliability and consequently reduce our revenue.

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

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars. We currently manage our exchange rate risk by matching foreign currency assets with payables and by maintaining minimal non-U.S. dollar cash reserves, but we do not have any other hedging programs in place to limit the risk of exchange rate fluctuation. In the future, however, to the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. We cannot be certain such practices will ultimately be available and/or effective at mitigating all foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, our deployed hedging strategies are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be adversely affected in the future.

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

We will need to continue to optimize our sales infrastructure in order to grow our customer base and our business. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. Moreover, as a result of the COVID-19 pandemic, we are temporarily requiring, with certain exceptions, all of our employees to work remotely and restricting business travel, which may negatively impact our ability to recruit and train our sales force. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. If we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not realize the intended benefits of this investment or increase our revenue.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, such as alliance partners, resellers, distributors, system integrators and developers. For example, we have entered into agreements with partners such as IBM, Microsoft and Google to market, resell, integrate with or endorse our services. Identifying partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources. Also, we depend on our ecosystem of system integrators, partners and developers to create applications that will integrate with our platform or permit us to integrate with their product offerings. Our competitors may be effective in providing incentives to third parties to favor their products or services, or to prevent or reduce subscriptions to our services. In some cases, we also compete directly with our partners’ product offerings, and if these partners stop reselling or endorsing our services or impede our ability to integrate our services with their products, our business and operating results could be adversely affected. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of current and potential customers, as our partners may no longer facilitate the adoption of our services by potential customers.

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

We are subject to the Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. In addition to our own sales force, we also leverage third parties to sell our products and services and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents certain stockholders holding more than 15% of our outstanding capital stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding Class A common stock not held by such stockholder.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. For example, from August 1, 2019 through July 31, 2020, the closing price of our Class A common stock ranged from $9.12 per share to $22.06 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

Our business could be negatively affected by activist shareholders.

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

The trading market for our Class A common stock is influenced, to some extent, by the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us adversely change their recommendations regarding our Class A common stock or provide more favorable recommendations about our competitors, the market price of our Class A common stock would likely decline. If any of the analysts who cover us cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the market price of our Class A common stock or trading volume to decline.

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

Date: September 4, 2020

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)