Form 10-Q
period 2020-10-31
BOX INC
filed 2020-12-07
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

As of November 30, 2020, the number of shares of the registrant’s Class A common stock outstanding was 158,643,287.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

our future financial and operating results; including expectations regarding revenues, deferred revenue, billings, remaining performance obligations, gross margins, operating income, and net retention rate;

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 31,	January 31,
	2020	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$275,400	$195,586
Accounts receivable, net of allowance of $3,361 and $3,221	115,664	209,434
Prepaid expenses and other current assets	23,020	21,865
Deferred commissions	35,204	30,841
Total current assets	449,288	457,726
Property and equipment, net	173,621	190,976
Operating lease right-of-use assets, net	205,009	197,806
Goodwill	18,740	18,740
Deferred commissions, non-current	61,624	62,762
Other long-term assets	33,279	31,981
Total assets	$941,561	$959,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,426	$16,752
Accrued compensation and benefits	21,856	32,516
Accrued expenses and other current liabilities	29,772	25,700
Finance lease liabilities	50,512	54,634
Operating lease liabilities	49,659	40,339
Deferred revenue	339,285	407,493
Total current liabilities	496,510	577,434
Debt, non-current	50,000	40,000
Finance lease liabilities, non-current	70,616	83,427
Operating lease liabilities, non-current	202,753	206,141
Deferred revenue, non-current	15,078	16,356
Other long-term liabilities	19,042	14,276
Total liabilities	853,999	937,634
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 100,000 shares authorized, no shares issued and outstanding as of October 31 (unaudited) and January 31, 2020	—	—
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 158,643 shares (unaudited) and 150,611 shares issued and outstanding as of October 31 and January 31, 2020, respectively	16	15
Additional paid-in capital	1,406,756	1,302,072
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive loss	(1,297)	(307)
Accumulated deficit	(1,316,736)	(1,278,246)
Total stockholders’ equity	87,562	22,357
Total liabilities and stockholders’ equity	$941,561	$959,991

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Revenue	$196,003	$177,156	$571,857	$512,679
Cost of revenue	56,812	56,302	166,141	158,858
Gross profit	139,191	120,854	405,716	353,821
Operating expenses:
Research and development	49,454	50,652	152,683	146,589
Sales and marketing	67,112	82,939	207,619	242,164
General and administrative	25,239	26,496	79,778	75,959
Total operating expenses	141,805	160,087	440,080	464,712
Loss from operations	(2,614)	(39,233)	(34,364)	(110,891)
Interest expense, net	(1,733)	(738)	(4,865)	(1,141)
Other (loss) income, net	(586)	(653)	1,630	(840)
Loss before provision for income taxes	(4,933)	(40,624)	(37,599)	(112,872)
Provision for income taxes	351	272	891	1,086
Net loss	$(5,284)	$(40,896)	$(38,490)	$(113,958)
Net loss per share, basic and diluted	$(0.03)	$(0.28)	$(0.25)	$(0.78)
Weighted-average shares used to compute net loss per share, basic and diluted	157,465	148,555	154,734	146,997

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Net loss	$(5,284)	$(40,896)	$(38,490)	$(113,958)
Other comprehensive income (loss)*:
Changes in foreign currency translation adjustment	(37)	(7)	135	(83)
Changes in unrealized loss on cash flow hedge	115	(51)	(1,125)	(51)
Other comprehensive income (loss)	78	(58)	(990)	(134)
Comprehensive loss	$(5,206)	$(40,954)	$(39,480)	$(114,092)

*	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended October 31, 2020
	Class A Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	(Loss) Income	Deficit	Equity
Balance as of January 31, 2020	150,611	$15	$1,302,072	$(1,177)	$(307)	$(1,278,246)	$22,357
Issuance of common stock upon stock option exercises	222	—	965	—	—	—	965
Stock-based compensation related to stock awards	—	—	42,766	—	—	—	42,766
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	1,331	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(10,264)	—	—	—	(10,264)
Common stock issued under employee stock purchase plan	1,282	—	11,906	—	—	—	11,906
Other comprehensive loss	—	—	—	—	(1,332)	—	(1,332)
Net loss	—	—	—	—	—	(25,550)	(25,550)
Balance as of April 30, 2020	153,446	15	1,347,445	(1,177)	(1,639)	(1,303,796)	40,848
Issuance of common stock upon stock option exercises	1,377	—	7,548	—	—	—	7,548
Stock-based compensation related to stock awards	—	—	35,767	—	—	—	35,767
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	1,576	1	—	—	—	—	1
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(17,180)	—	—	—	(17,180)
Other comprehensive income	—	—	—	—	264	—	264
Net loss	—	—	—	—	—	(7,656)	(7,656)
Balance as of July 31, 2020	156,399	16	1,373,580	(1,177)	(1,375)	(1,311,452)	59,592
Issuance of common stock upon stock option exercises	231	—	1,361	—	—	—	1,361
Stock-based compensation related to stock awards	—	—	35,902	—	—	—	35,902
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	1,150	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(10,776)	—	—	—	(10,776)
Common stock issued under employee stock purchase plan	863	—	6,689	—	—	—	6,689
Other comprehensive income	—	—	—	—	78	—	78
Net loss	—	—	—	—	—	(5,284)	(5,284)
Balance as of October 31, 2020	158,643	$16	$1,406,756	$(1,177)	$(1,297)	$(1,316,736)	$87,562

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended October 31, 2019
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

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,284)	$(40,896)	$(38,490)	$(113,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,594	16,038	56,382	42,102
Stock-based compensation expense	37,834	37,758	115,438	106,925
Amortization of deferred commissions	9,286	6,650	26,065	18,360
Others	50	7	53	(115)
Changes in operating assets and liabilities:
Accounts receivable, net	7,377	9,510	93,770	66,737
Deferred commissions	(11,464)	(11,617)	(29,290)	(26,571)
Operating lease right-of-use assets, net	10,296	9,007	30,096	26,445
Prepaid expenses and other assets	2,530	1,550	634	(3,289)
Accounts payable	(3,039)	(7,486)	(11,213)	(4,201)
Accrued expenses and other liabilities	320	919	(1,245)	(8,392)
Operating lease liabilities	(11,940)	(7,360)	(33,420)	(24,950)
Deferred revenue	(10,508)	(5,187)	(69,486)	(49,394)
Net cash provided by operating activities	45,052	8,893	139,294	29,699
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,337)	(1,055)	(7,451)	(4,221)
Capitalized internal-use software costs	(964)	(2,469)	(6,357)	(6,482)
Proceeds from sales of property and equipment	—	—	36	6
Proceeds from the sale of a strategic equity investment	—	—	107	—
Net cash used in investing activities	(4,301)	(3,524)	(13,665)	(10,697)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	—	30,000	—
Principal payment of debt obligation	(20,000)	—	(20,000)	—
Proceeds from exercise of stock options	1,363	764	9,874	3,008
Proceeds from issuances of common stock under employee stock purchase plan	6,689	9,820	18,595	23,425
Employee payroll taxes paid related to net share settlement of restricted stock units	(10,776)	(9,494)	(38,220)	(35,055)
Principal payments of finance lease liabilities	(14,584)	(7,055)	(46,159)	(26,200)
Acquisition related contingent consideration	—	—	—	(936)
Net cash used in financing activities	(37,308)	(5,965)	(45,910)	(35,758)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(49)	(3)	488	(110)
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,394	(599)	80,207	(16,866)
Cash, cash equivalents, and restricted cash, beginning of period	272,399	201,489	195,586	217,756
Cash, cash equivalents, and restricted cash, end of period	$275,793	$200,890	$275,793	$200,890
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$1,762	$1,258	$5,841	$3,768
Cash paid for income taxes, net of tax refunds	114	967	884	2,718
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued equipment purchases	$845	$3,835	$1,203	$4,012
Increase in long-lived assets resulting from capitalizing asset retirement costs	—	—	297	2,717
Stock-based compensation expense capitalized in internally developed software costs	555	1,188	2,275	3,626
Accrued capitalized internal-use software costs	125	—	1,086	—
Increase in finance lease liabilities	6,072	40,530	29,148	84,950
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH INFORMATION:
Cash and cash equivalents, beginning of period	$271,874	$201,489	$195,586	$217,518
Restricted cash, beginning of period	525	—	—	238
Cash, cash equivalents, and restricted cash, beginning of period	$272,399	$201,489	$195,586	$217,756
Cash and cash equivalents, end of period	$275,400	$200,890	$275,400	$200,890
Restricted cash, end of period	393	—	393	—
Cash, cash equivalents, and restricted cash, end of period	$275,793	$200,890	$275,793	$200,890

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2020 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders’ equity, and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2020 and 2019, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2020 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 (the Form 10-K), which was filed with the Securities and Exchange Commission (the SEC) on March 19, 2020. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. Other than items discussed under Use of Estimates and Recently Adopted Accounting Pronouncements, there have been no other material changes to our critical accounting policies and estimates during the nine months ended October 31, 2020 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K, and include all adjustments necessary for the fair presentation of our balance sheet as of October 31, 2020, and our results of operations, including our comprehensive loss, our stockholders’ equity, and our cash flows for the three and nine months ended October 31, 2020 and 2019. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2020 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2021.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of October 31, 2020 and January 31, 2020, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue for the three and nine months ended October 31, 2020. One reseller, which is also a customer, represented 10% of our revenue for the three and nine months ended October 31, 2019.

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

Geographic Locations

For the three and nine months ended October 31, 2020, revenue attributable to customers in the United States was 72%. For the three and nine months ended October 31, 2020, revenue attributable to customers in Japan was 14% and 13%, respectively. For the three and nine months ended October 31, 2019, revenue attributable to customers in the United States was 75%. For the three months ended October 31, 2019, revenue attributable to customers in Japan was 10%. No country outside of the United States comprised 10% or greater of our revenue for the nine months ended October 31, 2019.

Substantially all of our net assets are located in the United States. As of October 31, 2020 and January 31, 2020, property and equipment located in the United States was approximately 95% and 94%, respectively.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summary of Significant Accounting Policies

Other than items discussed under Use of Estimates and Recently Adopted Accounting Pronouncements, there have been no material changes to our critical accounting policies during the nine months ended October 31, 2020 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 31, 2020.

Note 2. Revenue

Contract Assets

Contract assets, which are presented within accounts receivable, were not material as of October 31, 2020 and January 31, 2020.

Deferred Revenue

Deferred revenue was $354.4 million and $423.8 million as of October 31, 2020 and January 31, 2020, respectively. During the three months ended October 31, 2020 and 2019, we recognized $159.7 million and $141.5 million of revenue that was included in the deferred revenue balance as of July 31, 2020 and 2019, respectively. During the nine months ended October 31, 2020 and 2019, we recognized $363.2 million and $315.9 million of revenue that was included in the deferred revenue balance as of January 31, 2020 and 2019, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of October 31, 2020, we had remaining performance obligations for subscription contracts of $755.9 million. We expect to recognize 64% of these remaining performance obligations as revenue over the next 12 months, with the balance recognized thereafter.

Disaggregation of Revenues

Refer to Part I, Item 1. Financial Statements—Note 1 for information regarding our disaggregation of revenues.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Investments

Financial assets subject to the fair value disclosure requirements were as follows (in thousands):

	October 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$109,723	$—	$—	$109,723
Total cash equivalents	$109,723	$—	$—	$109,723

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$43,558	$—	$—	$43,558
Certificates of deposit	—	20,000	—	20,000
Total cash equivalents	$43,558	$20,000	$—	$63,558

Derivative Instruments and Hedging

In association with our debt described in Note 7, we are required to make variable rate interest payments based on a contractually specified interest rate index (e.g., LIBOR). The variable rate interest payments create interest rate risk as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the loan. To minimize our risk exposure due to the volatility of the interest rate index, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association, effective as of September 5, 2019 (Swap Agreement). This agreement, which is designated as a cash flow hedge, has a maturity of five years. Under the Swap Agreement, we have hedged a portion of the variable interest payments by effectively fixing our interest payments over the term of the agreement. As of October 31, 2020, our interest rate swap had a notional value of $30.0 million.

We classify our interest rate swap hedge agreement within Level 2. As of October 31, 2020, the net unrealized loss of the interest rate swap, which is included in accrued expenses and other current liabilities and accumulated other comprehensive loss in our condensed consolidated balance sheet, was $1.3 million. As of January 31, 2020, the net unrealized loss of the interest rate swap was not material. During the three and nine months ended October 31, 2020, the net derivative loss within accumulated other comprehensive loss reclassified into earnings was not material and we estimate that the amount to be reclassified from accumulated other comprehensive loss into earnings within the next 12 months will not be material.

Note 4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31,	January 31,
	2020	2020
Prepaid expenses	$16,210	$16,416
Capitalized qualifying implementation costs incurred in a hosting arrangement that is a service contract, net of amortization (1)	1,637	1,202
Other current assets	5,173	4,247
Total prepaid expenses and other current assets	$23,020	$21,865

(1)

Capitalized stock-based compensation expense, which is included in these amounts, was not material for the periods presented. The accumulated amortization of the capitalized costs was $1.1 million and $0.6 million as of October 31, 2020 and January 31, 2020, respectively. Amortization expense related to capitalized costs was not material for the three and nine months ended October 31, 2020 and 2019. We have not recorded any material impairment charges during the periods presented.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	October 31,	January 31,
	2020	2020
Servers and related equipment	$348,945	$312,369
Leasehold improvements	80,536	79,979
Computer hardware	26,052	23,086
Furniture and fixtures	14,420	14,192
Construction in progress	11,605	18,370
Total property and equipment	481,558	447,996
Less: accumulated depreciation	(307,937)	(257,020)
Total property and equipment, net	$173,621	$190,976

As of October 31, 2020, the gross carrying amount of property and equipment included $252.7 million of servers and related equipment and $8.2 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $138.9 million. As of January 31, 2020, the gross carrying amount of property and equipment included $216.4 million of servers and related equipment and $16.3 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $98.0 million.

Depreciation expense related to property and equipment was $17.5 million and $15.8 million for the three months ended October 31, 2020 and 2019, respectively, and $51.1 million and $41.7 million for the nine months ended October 31, 2020 and 2019, respectively. Included in these amounts were depreciation expense for servers and related equipment acquired under finance leases in the amount of $14.1 million and $11.7 million for the three months ended October 31, 2020 and 2019, respectively, and $41.0 million and $29.8 million for the nine months ended October 31, 2020 and 2019, respectively. Construction in progress primarily consists of servers and networking equipment and storage infrastructure being provisioned in our data center facilities. Interest capitalized to property and equipment was not material for the periods presented.

Operating Lease Right-of-Use Assets, Net

Operating lease right-of-use assets, net consisted of the following (in thousands):

	October 31,	January 31,
	2020	2020
Operating lease right-of-use assets	$270,554	$233,255
Less: accumulated amortization	(65,545)	(35,449)
Operating lease right-of-use assets, net	$205,009	$197,806

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	October 31,	January 31,
	2020	2020
Deposits, noncurrent	$2,712	$2,726
Internally developed software costs, net of amortization (1) (2)	16,675	14,521
On-premises software, net of amortization (2) (3)	9,302	10,594
Other assets, noncurrent	4,590	4,140
Other long-term assets	$33,279	$31,981

(1)	Capitalized stock-based compensation expense, which is included in these amounts, was $5.9 million and $5.0 million as October 31, 2020 and January 31, 2020, respectively.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)

The accumulated amortization of capitalized software costs in the aggregate was $8.3 million and $1.7 million as of October 31, 2020 and January 31, 2020, respectively. Amortization expense related to capitalized software was $2.7 million and $6.7 million for the three and nine months ended October 31, 2020, respectively, and was not material for the three and nine months ended October 31, 2019. We have not recorded any material impairment charges during the periods presented.

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

We have also entered into various finance lease arrangements to obtain servers and related equipment for our data center operations. These agreements are primarily for four years and certain of these arrangements have optional renewal or termination clauses. The leases are secured by the underlying leased servers and related equipment.

We sublease certain floors of our Redwood City, San Francisco, and London offices. Our current subleases have total lease terms ranging from 11 to 96 months that will expire at various dates by fiscal year 2025.

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Finance lease cost:
Amortization of finance lease right-of-use assets	$14,102	$11,713	$41,027	$29,823
Interest on finance lease liabilities	1,416	1,312	4,440	2,987
Operating lease cost, gross	13,552	12,300	40,095	36,533
Variable lease cost, gross	2,180	3,040	7,074	8,741
Sublease income	(2,707)	(2,741)	(7,888)	(8,327)
Total lease cost (1)	$28,543	$25,624	$84,748	$69,757

(1)	Short-term lease cost was not material for the periods presented and is not included in the table above.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$16,121	$11,562	$44,276	$35,053
Operating cash flows for finance leases	1,456	802	4,962	2,531
Financing cash flows for finance leases	14,584	7,055	46,159	26,200
Right-of-use assets obtained in exchange of lease obligations (1)
Operating leases	$9,732	$1,016	$39,079	$230,371
Finance leases	6,072	40,530	29,148	84,950

(1)	Amounts disclosed for the three and nine months ended October 31, 2019 include the adoption impact of ASC Topic 842 on the opening balance sheet as of February 1, 2019.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Supplemental information related to the remaining lease term and discount rate was as follows:

	October 31,
	2020	2019
Weighted-average remaining lease term (in years)
Operating leases	5.93	6.84
Finance leases	2.55	3.07

Weighted-average discount rate
Operating leases	5.26%	5.41%
Finance leases	4.46%	4.29%

As of October 31, 2020, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Fiscal years ending January 31:	Operating Leases (1)	Finance Leases
Remainder of 2021	$15,157	$15,587
2022	59,867	51,192
2023	49,410	41,418
2024	47,927	19,022
2025	32,269	1,317
Thereafter	91,541	—
Total lease payments	$296,171	$128,536
Less: imputed interest	(43,759)	(7,408)
Present value of total lease liabilities	$252,412	$121,128

(1)

Non-cancellable sublease proceeds for the remainder of the fiscal year ending January 31, 2021 and the fiscal years ending January 31, 2022, 2023, 2024, and 2025 of $1.9 million, $9.9 million, $8.3 million, $2.2 million, and $2.2 million, respectively, are not included in the table above.

As of October 31, 2020, we had two finance leases that had not commenced. These finance leases have immaterial aggregated undiscounted future payments and lease terms ranging from 1 to 3 years. These finance leases are expected to commence during the fourth quarter of fiscal year 2021 and as such, we did not reflect these leases on the condensed consolidated balance sheet as of October 31, 2020 and in the tables above. We did not have any operating leases that have not yet commenced as of October 31, 2020.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. As of October 31, 2020 and 2019, we recorded $3.1 million and $2.8 million, respectively, in other long-term liabilities related to the present value of our estimated asset retirement obligation for our headquarters facility. The accretion expense, which was included in operating expenses in our condensed consolidated statements of operations, was not material for all periods presented.
Note 6. Commitments and Contingencies

Letters of Credit

As of October 31, 2020 and January 31, 2020, we had letters of credit in the aggregate amount of $27.0 million and $26.5 million, respectively, in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 7.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Purchase Obligations

As of October 31, 2020, future payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet and relate primarily to infrastructure services and IT software and support services costs, are as follows (in thousands):

Fiscal years ending January 31:
Remainder of 2021	$2,341
2022	13,092
2023	32,705
2024	2,340
2025	434
Thereafter	166,234
$217,146

In addition to the purchase obligations included above, as of October 31, 2020, we recognized a total of $15.3 million related to non-cancellable contractual purchases, which were included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities on the condensed consolidated balance sheet. $6.3 million, $3.3 million, $3.8 million, and $1.9 million is due to be paid in the remainder of the fiscal year ending January 31, 2021 and the fiscal years ending January 31, 2022, 2023, and 2024, respectively.

Legal Matters

From time to time, we are subject to claims that arise in the ordinary course of business, including matters we initiate to defend ourselves or our users by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of October 31, 2020. Additionally, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors, regardless of the outcome of such litigation.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In April 2020, we drew an additional $30.0 million on the November 2017 Facility. In October 2020, we paid $20.0 million of our outstanding principal balance on the November 2017 Facility. As of October 31, 2020, we had total debt outstanding with a carrying amount of $50.0 million.

As of October 31, 2020, we were in compliance with all financial covenants.

In connection with the above credit facility, for the three and nine months ended October 31, 2020 and 2019, interest expense, net of capitalized interest costs, was not material. During the same periods, the amounts of interest capitalized were not material. Interest expense in connection with the above credit facility includes interest charges for our line of credit, amortization of issuance costs, and unused commitment fees on our line of credit.

Note 8. Stock-Based Compensation

2015 Equity Incentive Plan

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). A total of 12,200,000 shares of Class A common stock was initially reserved for issuance pursuant to future awards under the 2015 Plan. On the first day of each fiscal year, shares available for issuance are increased based on the provisions of the 2015 Plan. Any shares subject to outstanding awards under our 2006 Equity Incentive Plan or 2011 Equity Incentive Plan that are cancelled or repurchased subsequent to the 2015 Plan’s effective date are returned to the pool of shares reserved for issuance under the 2015 Plan. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Generally, our restricted stock units vest over four years and, (a) for employee new hire restricted stock unit grants, twenty-five percent vest one year from the vesting commencement date and continue to vest 1/16th per quarter thereafter; or (b) for employee refresh restricted stock unit grants, 1/16th per quarter vest from the vesting commencement date. As of October 31, 2020, 22,898,009 shares were reserved for future issuance under the 2015 Plan.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of October 31, 2020, 1,288,378 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2020	8,772,585	$9.48	4.27	$60,221
Options granted	31,666	12.48
Options exercised	(1,830,313)	5.39
Options forfeited/cancelled	(182,213)	10.35
Balance as of October 31, 2020	6,791,725	$10.57	3.96	$42,880
Vested and expected to vest as of October 31, 2020	6,727,337	$10.49	3.92	$42,876
Exercisable as of October 31, 2020	5,455,872	$8.31	3.02	$42,803

The aggregate intrinsic value of options vested and expected to vest and exercisable as of October 31, 2020 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the nine months ended October 31, 2020 and 2019 was $25.4 million and $4.5 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the nine months ended October 31, 2020 and 2019 was $1.9 million and $2.4 million, respectively. The weighted-average grant date fair value of options granted to employees during the nine months ended October 31, 2020 and 2019 was $5.41 and $8.00 per share, respectively.

As of October 31, 2020, there was $2.5 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 1.59 years.

Stock Options with Market-Based Performance Goals

To further align our stockholders’ interests with executive officers’ interests, the Compensation Committee of our board of directors approved and granted performance-based stock options with market-based performance goals under the 2015 Plan to certain executive officers, which are subject to both the achievement of the market-based performance goal established by the Compensation Committee and the continued employment of the participant. These performance-based stock options vest only to the extent that both the market-based performance goal and time-based condition are satisfied. The market-based performance goal will be satisfied if, before the four-year anniversary of the grant date, the closing price of our Class A common stock is maintained at or above a pre-determined share price for a period of 30 consecutive trading days. The time-based vesting condition will be satisfied over the following four-year schedule: Twenty-five percent of the option’s time-based vesting condition is satisfied one year from the vesting commencement date and the remaining 1/48th of the option’s time-based vesting condition is satisfied monthly thereafter, subject to continued employment through each such date. As of October 31, 2020, the total outstanding balance of performance-based stock options was 1,375,000.

The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method. Of the total $2.5 million in unrecognized stock-based compensation expense for stock options as of October 31, 2020, $1.4 million related to outstanding performance-based stock options with market-based performance goals, which is expected to be recognized over a weighted-average period of 2.09 years.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2020	21,808,107	$18.85
Granted	9,766,239	15.59
Vested, net of shares withheld for employee payroll taxes	(4,057,217)	18.32
Forfeited/cancelled	(2,838,306)	18.84
Unvested balance - October 31, 2020	24,678,823	$17.65

As of October 31, 2020, there was $270.7 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.69 years.

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

In the first quarter of fiscal year 2021, our Compensation Committee adopted and approved the performance criteria and targets for fiscal year 2021 under our omnibus Executive Plan (the Fiscal 2021 Executive Bonus Plan). The Fiscal 2021 Executive Bonus Plan provides opportunities for 100% equity incentive compensation payouts based on our actual achievement of pre-established corporate financial objectives, subject to review and a final approval by our Compensation Committee. During the nine months ended October 31, 2020, we recognized stock-based compensation expense related to the Fiscal 2021 Executive Bonus Plan in the amount of $7.0 million. The unrecognized compensation expense related to the ungranted and unvested Fiscal 2021 Executive Bonus Plan is $4.1 million, based on the expected performance against the pre-established corporate financial objectives as of October 31, 2020, which is expected to be recognized over a remaining weighted-average period of less than one year. The payouts of the Fiscal 2021 Executive Bonus Plan are expected to be made in the form of fully vested restricted stock units in the first quarter of fiscal year 2022.

2015 ESPP

As of October 31, 2020, there was $38.3 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods. During the first quarter of fiscal year 2021, the fair market value of our stock on the purchase date (i.e., March 15, 2020) was lower than the fair market value of our stock on certain offering dates. As a result, certain offering periods reset and the new lower price became the new offering price for a new 24 month offering period. These resets resulted in a change in fair value and a corresponding incremental stock-based compensation expense initially totaling $3.9 million, which is expected to be recognized over the term of the new offering period.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Cost of revenue	$4,731	$4,428	$13,673	$12,399
Research and development	14,581	16,653	46,139	44,878
Sales and marketing	10,619	9,250	31,364	28,644
General and administrative	7,903	7,427	24,262	21,004
Total stock-based compensation	$37,834	$37,758	$115,438	$106,925

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions.

	Three Months Ended						Nine Months Ended
	October 31,						October 31,
	2020			2019			2020			2019
Employee Stock Options
Expected term (in years)			N/A			N/A			5.8	5.5	-	5.8
Risk-free interest rate			N/A			N/A			0.6%			1.8%
Volatility			N/A			N/A			46%			45%
Dividend yield			N/A			N/A			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0	0.5	-	2.0
Risk-free interest rate			0.1%	1.7%	-	1.9%	0.1%	-	0.4%	1.7%	-	2.5%
Volatility	48%	-	54%	34%	-	47%	44%	-	54%	34%	-	55%
Dividend yield			0%			0%			0%			0%

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(5,284)	$(40,896)	$(38,490)	$(113,958)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	157,465	148,555	154,734	146,997
Net loss per share—basic and diluted	$(0.03)	$(0.28)	$(0.25)	$(0.78)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Options to purchase common stock	4,769	5,880	5,472	7,709
Restricted stock units	16,820	17,006	17,509	16,477
Employee stock purchase plan	2,013	2,035	1,443	1,244
	23,602	24,921	24,424	25,430

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

Note 11. Restructuring

Consistent with our focused efforts to drive more profitable growth, in the quarter ended January 31, 2020, we completed certain restructuring activities primarily in our sales and marketing organization, and to a lesser extent in our (1) research and development and (2) general and administrative organizations. The restructuring included eliminating specific senior roles, centralizing the reporting structures for certain functions and geographies, eliminating select sales overlay roles, and reducing headcount in lower performing geographies. In connection with the restructuring, we recorded a charge in the quarter ended January 31, 2020 in the amount of $1.65 million, which consisted entirely of severance and other personnel-related costs. As of January 31, 2020, all affected personnel had been notified, $0.6 million of the restructuring charge had been paid, and $1.05 million of the charge remained accrued and included in accrued compensation and benefits in our condensed consolidated balance sheet. As of October 31, 2020, all remaining restructuring charges were paid.

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

Current Period Highlights

For the nine months ended October 31, 2020 and 2019, our revenue was $571.9 million and $512.7 million, respectively, representing year-over-year growth of 12%, and our net losses were $38.5 million and $114.0 million, respectively. For the nine months ended October 31, 2020 and 2019, revenue from non-U.S. customers represented 28% and 25% of our revenue, respectively. Our user base included 75.9 million registered users as of October 31, 2020. We define a registered user as a Box account that has been provisioned a unique user identification number. As of October 31, 2020, 20% of our registered users were paying users who registered as part of a larger enterprise or business account or by using a paid personal account. As of October 31, 2020, we had over 100,000 paying organizations, and our solution was offered in 25 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

COVID-19

The COVID-19 pandemic has significantly impacted global economic activity, worldwide financial markets and social practices. We continue to monitor, analyze and respond to evolving developments regarding the COVID-19 pandemic. As part of these efforts, we have taken steps to protect the health and welfare of our employees by temporarily closing most of our offices and suspending business-related travel, while continuing our commitment and efforts to serve customers that rely on us. In addition, we have shifted our customer and marketing events to virtual-only experiences.

Although the COVID-19 pandemic has not had a material adverse impact on our financial results for the first three quarters of our fiscal year 2021, COVID-19 has negatively impacted many of our customers and prospects, particularly in the small business segment, which has led, and is likely to continue to lead, to increased customer churn. As a result of the pandemic, we have also experienced, and may continue to experience, delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets related to services that we offer. Despite these adverse impacts, the COVID-19 pandemic has also created additional opportunities for Box by enabling our customers’ and prospects’ employees to engage in secure remote work through our cloud content management solution.

The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time, and include the severity and duration of the pandemic, actions that may be taken by government authorities to contain the virus and minimize its economic impact, passing of or not passing further stimulus packages by governments, the impact of COVID-19 on our customers, business partners and employees, and other factors identified in Part II, Item 1A "Risk Factors" of this Form 10-Q. As a result, the extent and magnitude of the impact COVID-19 will have on our business and operating results cannot be predicted at this time.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Remaining performance obligations (period end)	$755.9	$636.0	$755.9	$636.0
Remaining performance obligations growth rate	19%	5%	19%	5%
Billings	185.5	171.9	$502.4	$463.2
Billings growth rate	8%	10%	8%	6%
Free cash flow	26.2	(1.7)	$79.3	$(7.2)
Net retention rate (period end)	103%	104%	103%	104%

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

RPO as of October 31, 2020 were $755.9 million, an increase of 19% from October 31, 2019. The increase in RPO was primarily driven by the addition of new customers, expansion within existing customers as they broadened their deployment of our product offerings, and the timing of customer-driven renewals.

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

Billings for the nine months ended October 31, 2020 were $502.4 million, an increase of 8% from the nine months ended October 31, 2019. The increase in billings was primarily driven by the addition of new customers, expansion within existing customers as they broadened their deployment of our product offerings, and the timing of customer-driven renewals.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
GAAP revenue	$196,003	$177,156	$571,857	$512,679
Deferred revenue, end of period	354,363	325,647	354,363	325,647
Less: deferred revenue, beginning of period	(364,871)	(330,834)	(423,849)	(375,041)
Contract assets, beginning of period	—	—	—	3
Less: contract assets, end of period	—	(76)	—	(76)
Billings	$185,495	$171,893	$502,371	$463,212

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

For the nine months ended October 31, 2020 and 2019, free cash flow was positive $79.3 million and negative $7.2 million, respectively.

Net Retention Rate

Net retention rate is defined as the net percentage of Total Account Value (TAV) retained from existing customers, including expansion. We calculate our net retention rate as of a period end by starting with the TAV from customers as of 12 months prior to such period end (Prior Period TAV) and a subscription customer of Box for at least 12 months. We then calculate TAV from these same customers as of the current period end (Current Period TAV). Finally, we divide the Current Period TAV by the Prior Period TAV and report the average of this calculation over the prior 12 months to arrive at our net retention rate. Prior to fiscal year 2021, we included only TAV from customers with a contract value of $5,000 or more in our net retention rate calculation. As a result of our focus on driving an efficient land and expand go-to-market strategy, large enterprise customers may begin their deployments with contract values below $5,000 and expand significantly over time. Given this strategy, we now include TAV from customers with a contract value of less than $5,000 in our net retention rate calculation. This new methodology, adopted retrospectively in fiscal year 2021, provides a more comprehensive view of how existing customers contribute to our overall revenue growth. We believe our net retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. Net retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our net retention rate was approximately 103% and 104% as of October 31, 2020 and 2019, respectively. Our strong net retention rates were primarily attributable to strong seat growth in existing customers and strong attach rates of add-on products. As our customers purchase add-on products, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, Customer Success, and Box Consulting have been a significant factor in our strong customer retention results. Our net retention rate is higher in customers who have purchased at least one add-on product. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in dollars (in thousands, except per share amounts) and as a percentage of our revenue:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Revenue	$196,003	$177,156	$571,857	$512,679
Cost of revenue (1)	56,812	56,302	166,141	158,858
Gross profit	139,191	120,854	405,716	353,821
Operating expenses:
Research and development (1)	49,454	50,652	152,683	146,589
Sales and marketing (1)	67,112	82,939	207,619	242,164
General and administrative (1)	25,239	26,496	79,778	75,959
Total operating expenses	141,805	160,087	440,080	464,712
Loss from operations	(2,614)	(39,233)	(34,364)	(110,891)
Interest expense, net	(1,733)	(738)	(4,865)	(1,141)
Other (loss) income, net	(586)	(653)	1,630	(840)
Loss before provision for income taxes	(4,933)	(40,624)	(37,599)	(112,872)
Provision for income taxes	351	272	891	1,086
Net loss	$(5,284)	$(40,896)	$(38,490)	$(113,958)
Net loss per share, basic and diluted	$(0.03)	$(0.28)	$(0.25)	$(0.78)
Weighted-average shares used to compute net loss per share, basic and diluted	157,465	148,555	154,734	146,997

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Cost of revenue	$4,731	$4,428	$13,673	$12,399
Research and development	14,581	16,653	46,139	44,878
Sales and marketing	10,619	9,250	31,364	28,644
General and administrative	7,903	7,427	24,262	21,004
Total stock-based compensation	$37,834	$37,758	$115,438	$106,925

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Cost of revenue (1)	29	32	29	31
Gross profit	71	68	71	69
Operating expenses:
Research and development (1)	25	28	27	29
Sales and marketing (1)	34	47	36	47
General and administrative (1)	13	15	14	15
Total operating expenses	72	90	77	91
Loss from operations	(1)	(22)	(6)	(22)
Interest expense, net	(1)	(1)	(1)	—
Other (loss) income, net	(1)	—	—	—
Loss before provision for income taxes	(3)	(23)	(7)	(22)
Provision for income taxes	—	—	—	—
Net loss	(3)%	(23)%	(7)%	(22)%

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Cost of revenue	2%	3%	2%	2%
Research and development	8	9	8	9
Sales and marketing	5	5	6	6
General and administrative	4	4	4	4
Total stock-based compensation	19%	21%	20%	21%

Comparison of the Three Months Ended October 31, 2020 and 2019

Revenue

	Three Months Ended
	October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue	$196,003	$177,156	$18,847	11%

The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 3% from October 31, 2019 to October 31, 2020, and strong attach rates of add-on products, which strengthened our price per seat. In this period, we also experienced continued renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our net retention rate of 103% as of October 31, 2020. We expect our revenue to continue to increase in dollars over time.

Cost of Revenue

	Three Months Ended
	October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$56,812	$56,302	$510	1%
Percentage of revenue	29%	32%

The increase in absolute dollars was primarily due to an increase of $2.6 million in software and maintenance expense primarily driven by an increase in internal-use software amortization expense, an increase of $1.6 million in depreciation primarily related to additional data center equipment, and an increase of $0.6 million in rent for our data centers. The increase in cost of revenue expenses was partially offset by a $3.1 million decrease in hosted data service costs, a $0.7 million decrease in allocated overhead costs, and a $0.5 million decrease in enterprise subscription software costs. Cost of revenue as a percentage of revenue decreased 3 percentage points year-over-year. We expect our cost of revenue to increase in dollars but decrease slightly as a percentage of revenue over time as we continue to optimize infrastructure efficiency.

Research and Development

	Three Months Ended
	October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$49,454	$50,652	$(1,198)	-2%
Percentage of revenue	25%	28%

The decrease in absolute dollars was primarily due to a decrease of $2.7 million in stock-based compensation expense and a decrease of $0.4 million in allocated overhead costs, primarily driven by a decrease in headcount from 449 as of October 31, 2019 to 425 as of October 31, 2020. The decrease was partially offset by a decrease of $2.0 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue decreased 3 percentage points year-over-year. We continue to invest in enhancements of our product and services, develop new products, and further differentiate our offerings. We expect our research and development expenses to increase in dollars but remain relatively stable as a percentage of revenue over time, as we continue to make significant enhancements to our cloud content management product offerings and services, including expanding our advanced security, compliance, collaboration, workflow automation, and integration capabilities.

Sales and Marketing

	Three Months Ended
	October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$67,112	$82,939	$(15,827)	-19%
Percentage of revenue	34%	47%

The decrease in absolute dollars was primarily due to a decrease of $6.5 million in marketing expenses, driven by a $5.0 million decrease in expenses related to BoxWorks, which transitioned into a virtual experience in the third quarter of fiscal year 2021. In addition, there was a decrease of $4.3 million in travel-related costs, primarily due to the impact of the COVID-19 pandemic, and a decrease of $5.0 million and $1.5 million in employee related costs and allocated overhead costs, respectively, primarily driven by a decrease in headcount from 935 as of October 31, 2019 to 799 as of October 31, 2020 due to our restructuring in the fourth quarter of fiscal year 2020. The decrease in sales and marketing expenses was partially offset by a $2.6 million increase in commission expenses primarily driven by increased amortization of deferred commissions. Sales and marketing expenses as a percentage of revenue decreased 13 percentage points year-over-year due to our focus on driving greater efficiency from our solution selling strategy and simplifying our product offerings, as well our focus on higher performing geographies and segments producing a greater return on investment.

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

General and Administrative

	Three Months Ended
	October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
General and administrative	$25,239	$26,496	$(1,257)	-5%
Percentage of revenue	13%	15%

The decrease in absolute dollars was primarily due to a decrease of $1.0 million in fees related to shareholder activism and a decrease of $0.4 million in outside agency costs and consulting services. General and administrative expense as a percentage of revenue decreased 2 percentage points year-over-year. We expect our general and administrative expense to slowly increase in dollars but to decrease as a percentage of revenue over time as we benefit from greater operational efficiency.

Interest Expense, Net and Other Loss, Net

	Three Months Ended
	October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(1,733)	$(738)	$(995)	*
Other loss, net	(586)	(653)	67	*

*	Percentage change not meaningful.

The increase in interest expense, net is primarily due to a decrease of $0.9 million in interest income from our certificates of deposit and money market funds due to a lower interest rate environment.

The decrease in other loss, net is primarily due to higher foreign currency gains.

Comparison of the Nine Months Ended October 31, 2020 and 2019

Revenue

	Nine Months Ended
	October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Revenue	$571,857	$512,679	$59,178	12%

The increase in revenue was primarily driven by an increase in subscription services. The increase in subscription services was primarily due to the addition of new customers, as the number of paying organizations increased by 3% from October 31, 2019 to October 31, 2020, and strong attach rates of add-on products, which strengthened our price per seat. In this period, we also experienced continued renewals from, and expansion within, existing customers as they broadened their deployment of our product offerings, as reflected in our net retention rate of 103% as of October 31, 2020. We expect our revenue to continue to increase in dollars over time.

Cost of Revenue

	Nine Months Ended
	October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$166,141	$158,858	$7,283	5%
Percentage of revenue	29%	31%

The increase in absolute dollars was primarily due to an increase of $9.1 million in depreciation primarily related to additional data center equipment, an increase of $6.7 million in software and maintenance expense primarily driven by an increase in internal-use software amortization expense, an increase of $2.5 million in rent for our data centers, an increase of $1.3 million in stock-based compensation expense primarily driven by equity grants to existing and new employees, and an increase of $0.8 million in employee and related costs primarily driven by an increase in headcount from 367 as of October 31, 2019 to 375 as of October 31, 2020. The increase in cost of revenue expenses was partially offset by a $13.4 million decrease in hosted data service costs. Cost of revenue as a percentage of revenue decreased 2 percentage points year-over-year. We expect our cost of revenue to increase in dollars but decrease slightly as a percentage of revenue over time as we continue to optimize infrastructure efficiency.

Research and Development

	Nine Months Ended
	October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Research and development	$152,683	$146,589	$6,094	4%
Percentage of revenue	27%	29%

The increase in absolute dollars was primarily due to a decrease of $3.8 million in capitalized internally developed software costs and an increase of $3.7 million in employee and related costs primarily driven by an increase in salary expense due to our focus on hiring and retaining talent. The increase in research and development expenses was partially offset by a $0.9 million decrease in outside agency costs and consulting services. Research and development expenses as a percentage of revenue decreased 2 percentage points year-over-year. We continue to invest in enhancements of our product and services, developing new products, and further differentiating our offerings. We expect our research and development expenses to increase in dollars but remain relatively stable as a percentage of revenue over time, as we continue to make significant improvements to our cloud content management product offerings and services, including expanding our advanced security, compliance, collaboration, workflow automation, and integration capabilities.

Sales and Marketing

	Nine Months Ended
	October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$207,619	$242,164	$(34,545)	-14%
Percentage of revenue	36%	47%

The decrease in absolute dollars was primarily due to a decrease of $15.1 million and $5.1 million in employee and related costs and allocated overhead costs, respectively, primarily driven by a decrease in headcount from 935 as of October 31, 2019 to 799 as of October 31, 2020 due to our restructuring in the fourth quarter of fiscal year 2020, and a decrease of $10.2 million in travel-related costs, primarily due to the impact of the COVID-19 pandemic. In addition, there was a decrease of $9.7 million in marketing expenses, driven by a $5.0 million decrease in expenses related to BoxWorks, which transitioned into a virtual experience in the third quarter of fiscal year 2021. The decrease in sales and marketing expenses was partially offset by a $8.7 million increase in commission expenses primarily driven by increased sales and increased amortization of deferred commissions. Sales and marketing expenses as a percentage of revenue decreased 11 percentage points year-over-year due to our focus on driving greater efficiency from our solution selling strategy and simplifying our product offerings, as well our focus on higher performing geographies and segments producing a greater return on investment.

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

General and Administrative

	Nine Months Ended
	October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
General and administrative	$79,778	$75,959	$3,819	5%
Percentage of revenue	14%	15%

The increase in absolute dollars was primarily due to an increase of $3.3 million in stock-based compensation expense primarily driven by equity grants to existing and new employees and an increase of $2.2 million in employee and related costs primarily driven by an increase in headcount from 357 employees as of October 31, 2019 to 368 employees as of October 31, 2020. The increase in general and administrative expenses was partially offset by a decrease of $0.9 million in outside agency costs and consulting services. General and administrative expense as a percentage of revenue decreased 1 percentage point year-over-year. We expect our general and administrative expense to slowly increase in dollars but to decrease as a percentage of revenue over time as we benefit from greater operational efficiency.

Interest Expense, Net and Other Income (Loss), Net

	Nine Months Ended
	October 31,
	2020	2019	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(4,865)	$(1,141)	$(3,724)	*
Other income (loss), net	1,630	(840)	2,470	*

*	Percentage change not meaningful.

The increase in interest expense, net is primarily due to a decrease of $2.4 million in interest income from our certificates of deposit and money market funds due to a lower interest rate environment and an increase of $1.5 million in interest expense related to finance leases provisioned for our data center facilities.

The increase in other income (loss), net is primarily due to higher foreign currency gains.

Liquidity and Capital Resources

	Nine Months Ended
	October 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$139,294	$29,699
Net cash used in investing activities	(13,665)	(10,697)
Net cash used in financing activities	(45,910)	(35,758)

As of October 31, 2020, we had cash, cash equivalents, and restricted cash of $275.8 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits and money market funds. Since our inception, we have financed our operations primarily through equity, cash generated from sales and, to a lesser extent, debt financing. We believe our existing cash and cash equivalents, together with our finance leases and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, data center expansions, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

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

As of October 31, 2020, debt outstanding under the November 2017 Facility was $50.0 million.

Operating Activities

For the nine months ended October 31, 2020, cash provided by operating activities was $139.3 million. The primary factors affecting our operating cash flows during this period were our net loss of $38.5 million, offset by non-cash charges of $115.4 million for stock-based compensation, $56.4 million for depreciation and amortization of our property and equipment, $26.1 million for amortization of deferred commissions, and net cash outflows of $20.2 million provided by changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $69.5 million decrease in deferred revenue that was primarily due to seasonality in our sales cycle which is concentrated in the back half of our fiscal year, a $33.4 million decrease in operating lease liabilities, a $29.3 million increase in deferred commissions primarily due to new and expanded deployments with paying customers during this period, and an $11.2 million decrease in accounts payable, partially offset by a $93.8 million decrease in accounts receivable that was primarily due to the seasonality of our billings and relative timing of our cash collections, and a $30.1 million decrease in operating lease right-of-use assets, net.

Investing Activities

Cash used in investing activities of $13.7 million for the nine months ended October 31, 2020 was primarily driven by $7.5 million of fixed assets purchases. In addition, included in cash used in investing activities was $6.4 million of capitalized internal-use software costs associated with the development of additional significant features and functionality to our products as well as purchases of on-premises software.

Financing Activities

Cash used in financing activities of $45.9 million for the nine months ended October 31, 2020 was primarily driven by $46.2 million of principal payments of finance lease liabilities, $38.2 million of employee payroll taxes paid related to net share settlement of restricted stock units reflecting the amount of equity grants vested and the valuation of our share price, and $20 million repayment of debt in October 2020 on our November 2017 Facility, partially offset by $30.0 million of proceeds from borrowings due to our debt draw down in April 2020 on our November 2017 Facility and $18.6 million of proceeds from issuances of common stock under the 2015 ESPP and stock option exercises.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of October 31, 2020 (in thousands):

		Payments Due by Period
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
Debt (1)	$51,760	$1,164	$50,596	$—	$—
Operating lease liabilities, net of sublease income amounts (2)	296,171	60,145	100,094	65,406	70,526
Finance leases (3)	128,536	54,875	70,524	3,137	—
Purchase obligations (4)	217,146	13,117	37,361	166,668	—
Total	$693,613	$129,301	$258,575	$235,211	$70,526

(1)	Includes principal, interest and unused commitment fees on our line of credit under the November 2017 Facility.
(2)

Includes operating lease liabilities for certain of our offices and data centers. As of October 31, 2020, we expected to receive sublease income of $24.5 million over the next four years from tenants in certain of our leased facilities. The amounts set forth in the table above do not include any sublease income amounts nor does the table include payments for short-term leases or variable lease payments.

(3)	Includes obligations related to our servers and related equipment for our data center operations.
(4)

Includes purchase obligations which were not recognized on the condensed consolidated balance sheet as of October 31, 2020, related primarily to infrastructure services and IT software and support services costs. Our contracts for infrastructure services and IT software, which have terms ranging from 2 to 8 years, support our long-term goals of improving gross margin. In addition to the purchase obligations included in the table above, as of October 31, 2020, we had recognized a total of $15.3 million related to non-cancellable contractual purchases, which were included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities on the balance sheet. $6.3 million, $3.3 million and $3.8 million, and $1.9 million is due to be paid in the remainder of the fiscal year ending January 31, 2021 and the fiscal years ending January 31, 2022, 2023, and 2024, respectively.

Off-Balance Sheet Arrangements

Through October 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Except for items discussed under Use of Estimates and Recently Adopted Accounting Pronouncements under Part I, Item 1. Financial Statements—Note 1, there have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2020 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2020.

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

Our reconciliation of the non-GAAP financial measures for the three and nine months ended October 31, 2020 and 2019 are as follows (in thousands, except per share data and percentages):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
GAAP operating loss	$(2,614)	$(39,233)	$(34,364)	$(110,891)
Stock-based compensation	37,834	37,758	115,438	106,925
Fees related to shareholder activism	—	955	1,402	955
Non-GAAP operating income (loss)	$35,220	$(520)	$82,476	$(3,011)

GAAP operating margin	(1)%	(22)%	(6)%	(22)%
Stock-based compensation	19	21	20	21
Fees related to shareholder activism	—	1	—	—
Non-GAAP operating margin	18%	—%	14%	(1)%

GAAP net loss	$(5,284)	$(40,896)	$(38,490)	$(113,958)
Stock-based compensation	37,834	37,758	115,438	106,925
Fees related to shareholder activism	—	955	1,402	955
Non-GAAP net income (loss)	$32,550	$(2,183)	$78,350	$(6,078)

GAAP net loss per share, basic and diluted	$(0.03)	$(0.28)	$(0.25)	$(0.78)
Stock-based compensation	0.24	0.26	0.75	0.73
Fees related to shareholder activism	—	0.01	0.01	0.01
Non-GAAP net income (loss) per share, basic	$0.21	$(0.01)	$0.51	$(0.04)
Non-GAAP net income (loss) per share, diluted	$0.20	$(0.01)	$0.48	$(0.04)
Weighted-average shares used to compute GAAP net loss per share, basic and diluted	157,465	148,555	154,734	146,997
Weighted-average shares used to compute Non-GAAP net income (loss) per share
Basic	157,465	148,555	154,734	146,997
Diluted	163,455	148,555	161,622	146,997

Net cash provided by operating activities	$45,052	$8,893	$139,294	$29,699
Purchases of property and equipment	(3,337)	(1,055)	(7,451)	(4,221)
Principal payments of finance lease liabilities	(14,584)	(7,055)	(46,159)	(26,200)
Capitalized internal-use software costs	(964)	(2,469)	(6,357)	(6,482)
Free cash flow	$26,167	$(1,686)	$79,327	$(7,204)
Net cash used in investing activities	$(4,301)	$(3,524)	$(13,665)	$(10,697)
Net cash used in financing activities	$(37,308)	$(5,965)	$(45,910)	$(35,758)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $275.8 million as of October 31, 2020. Our cash and cash equivalents primarily consist of overnight deposits and money market funds. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of October 31, 2020, we had total debt outstanding with a carrying amount of $50.0 million which approximates fair value. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.

Effective September 5, 2019, we entered into a Swap Agreement with Wells Fargo Bank, National Association, in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five-year term of the agreement. As of October 31, 2020, our interest rate swap had a notional value of $30.0 million.

A hypothetical 10% increase or decrease in interest rates after October 31, 2020 under the November 2017 Facility and in connection with our interest rate swap agreement would not have a material impact on the combined net fair value of our outstanding debt and swap agreement.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 11 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. Five of the 11 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Our international subsidiaries maintain certain asset and liability balances that are denominated in foreign currencies. Additionally, fluctuations in foreign currency exchange rates can result in fluctuations in our total assets, liabilities, and cash flows and may cause us to recognize transaction gains and losses in our statement of operations impacting our revenue and operating expenses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. For the nine months ended October 31, 2020, we recognized $1.6 million in foreign currency exchange gains. For the nine months ended October 31, 2019, we incurred $0.8 million in foreign currency exchange losses.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of October 31, 2020.

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

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following:

•	The continuing impacts of the COVID-19 pandemic, including the resultant economic impacts, may have an adverse effect on our business, operations and future financial performance.
•	The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.
•

Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our services. Any decline in our customer renewals or failure to convince our customers to broaden their use of our services would harm our future operating results.

•	If the market for cloud-based enterprise services declines or develops more slowly than we expect, our business could be adversely affected.
•	Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
•	If we are unable to attract new customers at rates that are consistent with our expectations, our future revenue and operating results could be adversely impacted.
•	We have a history of cumulative losses, and we do not expect to be profitable on a GAAP basis for the near future.
•	Actual or perceived security vulnerabilities in our services or any breaches of our security controls and unauthorized access to our or a customer’s data could harm our business and operating results.
•

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

•

If we fail to meet the service level commitments we provide under our subscription agreements, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face subscription terminations, which could adversely affect our revenue. Furthermore, any failure in our delivery of high-quality customer support services may adversely affect our relationships with our customers and our financial results.

•	Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our services and harm our business.
•	If we are not able to satisfy data protection, security, privacy, and other government- and industry-specific requirements, our growth could be harmed.

•

Our platform must integrate with a variety of operating systems and software applications that are developed by others, and if we are unable to ensure that our solutions interoperate with such systems and applications, our service may become less competitive, and our operating results may be harmed.

•

If we fail to effectively manage our technical operations infrastructure, our customers may experience service outages and delays in the deployment of our services, which may adversely affect our business.

•	Interruptions or delays in service from our third-party data center hosting facilities and cloud computing and hosting providers could impair the delivery of our services and harm our business.
•

Our services are becoming increasingly mission-critical for our customers and if these services fail to perform properly or if we are unable to scale our services to meet the needs of our customers, our reputation could be adversely affected, our market share could decline and we could be subject to liability claims.

•	Our growth depends in part on the success of our strategic relationships with third parties.
•	We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.
•	Failure to adequately expand and optimize our direct sales force and successfully maintain our online sales experience will impede our growth.
•	We may be sued by third parties for alleged infringement of their proprietary rights.
•	Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and brand.

Risks Related to Our Business and Our Industry

The continuing impacts of the COVID-19 pandemic may have an adverse effect on our business, operations and future financial performance.

In March 2020, the World Health Organization declared COVID-19 a pandemic. Governments and municipalities around the world have instituted measures to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closures, travel restrictions, and closure of non-essential businesses. These measures have led to significant adverse economic impacts which have had, and could continue to have, an adverse impact on our business operations in a number of ways, including, without limitation, (1) disruptions to our sales operations and marketing efforts as a result of the inability of our sales team to travel and meet customers in person, (2) negative impacts on our customers and prospects, particularly our small business customer segment, that could result in extended customer sales cycles, delayed spending on our services, impairment of our ability to collect accounts receivable, and reduced payment frequencies, demand for our services, renewal rates,  and spending on our services, and (3) negative impacts to the financial condition or operations of our vendors and business partners, as well as disruptions to the supply chain of hardware needed to offer our services. Moreover, as a result of the COVID-19 pandemic, we are temporarily requiring nearly all of our employees to work remotely, which may lead to disruptions and decreased productivity and other adverse operational business impacts. The extent to which the COVID-19 pandemic and resultant economic impact affects our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for cloud content management services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater brand recognition, longer operating histories, and significantly greater resources than we do. Our primary competitors in the cloud content management market include Microsoft and Open Text (Documentum). In the enterprise file sync and share market, our primary competitors include Microsoft, Google and, to a lesser extent, Dropbox. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our competitors offer their products or services at a lower price or for free, which has placed pricing pressure on our business. If we are unable to achieve our target pricing levels, our operating results will be negatively impacted. In addition, pricing pressures and increased competition could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products or services. In addition, many of our competitors have established marketing relationships and major distribution agreements with channel partners, consultants, system integrators and resellers. Moreover, many software vendors could bundle products or offer them at lower prices as part of a broader product sale or enterprise license arrangement. Some competitors may offer products or services that address business execution functions at lower prices or with greater depth than our services. Our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards or customer requirements. Furthermore, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For any of these reasons, we may not be able to compete successfully against our current and future competitors.

Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our services. Any decline in our customer renewals or failure to convince our customers to broaden their use of our services would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, if at all. Our net retention rate has decreased over time, and may continue to decrease in the future, as some of our customers have elected and may elect not to renew their subscriptions with us or to decrease the scope of their deployments. Our net retention rate was approximately 103% and 104% as of October 31, 2020 and 2019, respectively.

Our net retention rate may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, the effectiveness of our customer support services, the performance of our partners and resellers, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, the effects of global economic conditions, such as those arising from the COVID-19 pandemic, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, renew them on less favorable terms, purchase fewer seats, or fail to purchase new product offerings, our revenue may decline, and we may not realize improved operating results from our customer base.

In addition, our business growth depends in part on our customers expanding their use of our services. The use of our cloud content management platform often expands within an organization as new users are added or as additional services are purchased by or for other departments within an organization. Further, as we have introduced new services throughout our operating history, our existing customers have constituted a significant portion of the users of such services. If our customers do not expand their use of our services, our operating results may be adversely affected.

If the market for cloud-based enterprise services declines or develops more slowly than we expect, our business could be adversely affected.

The market for cloud-based enterprise services is not as mature as the on-premise enterprise software market. Because we derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of our cloud content management solutions, our success will depend to a substantial extent on the widespread adoption of cloud computing in general and of cloud-based content management services in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional enterprise software into their organizations and, therefore, may be reluctant or unwilling to migrate to a cloud-based model for storing, accessing, sharing and managing their content. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the cloud computing market or the entry of competitive services. The expansion of the cloud content management market depends on a number of factors, including the cost, performance and perceived value associated with cloud computing, as well as the ability of companies that provide cloud-based services to address security and privacy concerns. If there is a reduction in demand for cloud-based services, it could result in decreased revenue, harm our growth rates, and adversely affect our business and operating results.

Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which are typically one year, although we also offer our services for terms ranging from one month to three years or more. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during prior quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. However, any such decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales, our failure to achieve our internal sales targets, a decline in the market acceptance of our services, or a decrease in our net retention rate may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from additional sales must be recognized over the applicable subscription term.

If we are unable to attract new customers at rates that are consistent with our expectations, our future revenue and operating results could be adversely impacted.

In order for us to improve our operating results and continue to grow our business, it is important that we continue to attract new customers and expand deployment of our solutions and products with existing customers. To the extent we are successful in increasing our customer base, we could incur increased losses because costs associated with new customers are generally incurred up front, while revenue is recognized ratably over the term of our subscription services. Alternatively, to the extent we are unsuccessful in increasing our customer base, we could also incur increased losses as costs associated with marketing programs and new products intended to attract new customers would not be offset by incremental revenue and cash flow. Catastrophic events, such as the COVID-19 pandemic, may financially impact our existing and prospective customers and cause them to delay or reduce their technology spending, which may adversely affect our ability to attract new customers. All of these factors could negatively impact our future revenue and operating results.

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

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to provide enhancements and new features for our existing services or offer new services that achieve market acceptance or keep pace with rapid technological developments, our business could be adversely affected. The success of any new products and services, enhancements, or modifications to our existing products and services depends on several factors, including their timely completion, introduction and market acceptance. We also may experience business or economic disruptions that could adversely affect the productivity of our employees and result in delays in our product development process. For example, as a result of the COVID-19 pandemic, we are temporarily requiring nearly all of our employees to work remotely, which may lead to disruptions and decreased productivity that could result in delays in our product development process. Failure in this regard may significantly impair our revenue growth and our future financial results. In addition, because our services are designed to operate on a variety of systems, we must continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems, and other software, communication, browser and database technologies. We may not be successful in developing these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Actual or perceived security vulnerabilities in our services or any breaches of our security controls and unauthorized access to our or a customer’s data could harm our business and operating results.

The services we offer involve the storage of large amounts of our and our customers’ sensitive and proprietary information, some of which may be considered personally identifiable. Cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude and we face security threats from malicious third parties that could obtain unauthorized access to our systems, infrastructure and networks. These threats are being driven by a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations and hacking groups and individuals. These sources can also implement social engineering techniques to induce our partners, users, employees or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ data. Hackers that acquire user account information at other companies can attempt to use that information to compromise the accounts of personnel, or our users’ accounts if an account shares the same sensitive information such as passwords. In addition, because the Box service is configured by administrators and users to select their default settings, the third-party integrations they enable, and their privacy and permissions settings, an administrator or user could intentionally or inadvertently configure settings to share their sensitive data. For example, a Box user can choose to share the content they store in Box with third parties by creating a link that can be customized to be accessible by anyone with the link. While this feature is designed to be used for a variety of legitimate use cases in which a user wishes to share non-sensitive content with a broad or public audience, if a user were to intentionally or inadvertently configure a setting that allowed public access to their sensitive data, that data could be discovered and accessed by an unintended third party. As we increase our customer base and our brand becomes more widely known and recognized, and as our service is used in more heavily regulated industries where there may be a greater concentration of sensitive and protected data, such as healthcare, government, life sciences, and financial services, we may become more of a target for these malicious third parties.

Given that our customers manage significant amounts of sensitive and proprietary information on our platform, and many of our customers are in heavily regulated industries where there may be a greater concentration of sensitive and proprietary data, our reputation and market position are particularly sensitive to impacts from actual or perceived security breaches or concerns regarding security. If our security measures are or are believed to be inadequate or breached as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques, improper user configuration or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity or availability of our data or our customers’ data, we could incur significant liability to various parties, including our customers and individuals or organizations whose information is stored by our customers, and our business, reputation or competitive position may be harmed. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. We also expect to incur significant costs in an effort to detect and prevent security breaches and other security-related incidents, and we may face increased costs and expend substantial resources in the event of an actual or perceived security breach or other security-related incident. Additionally, our service providers may suffer, or be perceived to suffer, data security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

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

We sell to government customers, and we may increase sales to government entities in the future. Selling to government entities can be highly competitive, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements may change, or we may lose one or more government certifications, and in doing so restrict our ability to sell into the government sector or maintain existing government customers until we attain revised certifications. Government demand and payment for our products and services are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. For example, as a result of the COVID-19 pandemic, many governments and municipalities are experiencing budget shortfalls, which may cause them to delay or reduce their technology spending. Moreover, an extended federal government shutdown resulting from budgetary decisions may limit or delay federal government spending on our solutions and adversely affect our revenue. Government entities may also have statutory, contractual or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future operating results.

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

As a substantial portion of our sales efforts are increasingly focused on cloud content management use cases and are targeted at enterprise and highly-regulated customers, we face greater costs, longer sales cycles and less predictability in the completion of some of our sales. In this market segment, the customer’s decision to use our services may be an enterprise-wide decision. These types of sales opportunities require us to provide greater levels of customer education regarding the uses and benefits of our services, as well as education regarding security, privacy, and data protection laws and regulations, especially for those customers in more heavily regulated industries or those with significant international operations. In addition, larger enterprises may demand more customization, integration, support services, and features. Furthermore, our sales efforts may be impeded by catastrophic events, including public health epidemics such as the COVID-19 pandemic, that limit our ability to travel or meet customers in person. These factors could increase our costs, lengthen our sales cycle and leave fewer sales support and professional services resources for other customers. Professional services may also be performed by a third party or a combination of our own staff and a third party. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality or interoperability of our services with their own IT environment, we could incur additional costs to address the situation, which could adversely affect our margins. Moreover, any customer dissatisfaction with our services could damage our ability to encourage broader adoption of our services by that customer. In addition, any negative publicity resulting from such situations, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

If we fail to meet the service level commitments we provide under our subscription agreements, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face subscription terminations, which could adversely affect our revenue. Furthermore, any failure in our delivery of high-quality customer support services may adversely affect our relationships with our customers and our financial results.

Our customer subscription agreements provide service level commitments. If we are unable to meet our service level commitments or suffer periods of downtime that exceed the periods allowed under our customer agreements, we may be obligated to provide customers with service credits which could significantly impact our revenue in the period in which the downtime occurs and the credits could be due. For example, in 2019, a modification to a perimeter network configuration caused an internal routing problem that led to all Box services being temporarily unavailable. We could also face subscription terminations, which could significantly impact our current and future revenue. Any extended service outages could also adversely affect our reputation, which would also impact our future revenue and operating results.

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

We are in the process of expanding our international operations, which exposes us to significant risks.

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. In addition, we expect to open one or more additional international offices and hire employees to work at these offices in order to gain access to additional talent. For example, we recently established an office in Warsaw, Poland. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, geographic, social, and political risks that differ from those in the United States. Because of our limited experience with international operations and significant differences between international and U.S. markets, we may not succeed in creating demand for our services outside of the United States or in effectively selling our services in all of the international markets we enter. In addition, we will face specific risks in doing business internationally that could adversely affect our business, including:

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

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the relative value of the U.S. dollar and foreign currencies may impact our operating results. We currently manage our exchange rate risk by matching foreign currency assets with payables and by maintaining minimal non-U.S. dollar cash reserves, but we do not have any other hedging programs in place to limit the risk of exchange rate fluctuation. In the future, however, to the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. We cannot be certain such practices will ultimately be available and/or effective at mitigating all foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, our deployed hedging strategies are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be adversely affected in the future.

We are also monitoring developments related to Brexit, which could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and differing laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations, especially in the United Kingdom, and our financial results.

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

We have a history of cumulative losses, and we do not expect to be profitable on a GAAP basis for the near future.

We have incurred significant losses in each period since our inception in 2005. We incurred net losses of $144.3 million, $134.6 million and $155.0 million in our fiscal years ended January 31, 2020, 2019 and 2018, respectively, and $38.5 million in the nine months ended October 31, 2020. As of October 31, 2020, we had an accumulated deficit of $1.3 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our product development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue making significant investments in our infrastructure and in our professional service organization as we focus on customer success. As a result of our continuing investments to scale our business in each of these areas, we do not expect to be profitable for the near future. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, including as a result of the limited free trial version of our service, and the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period, which we offer for terms ranging from one month to three years or more. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly operating results may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, and as a result, may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	our ability to attract new customers;
•	our ability to convert users of our limited free version to paying customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	changes in our net retention rate;
•	the timing of revenue recognition;
•	the impact on billings of customer shifts between payment frequencies;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network or service outages, internet disruptions, disruptions to the availability of our service, security breaches or perceived security breaches and vulnerabilities;
•	general economic, industry and market conditions, including those caused by the COVID-19 pandemic;
•	increases or decreases in the number of features or capabilities in our services or pricing changes upon any renewals of customer agreements;
•	changes in our go-to-market strategies and/or pricing policies and/or those of our competitors;
•	seasonal variations in our billings results and sales of our services, which have historically been highest in the fourth quarter of our fiscal year;
•

the timing and success of new services and product introductions by us and our competitors or any other change in the competitive dynamics of our industry, including consolidation or new entrants among competitors, customers or strategic partners;

•	changes in usage or adoption rates of the internet and content management services;
•	the success of our strategic partnerships, including the performance of our resellers; and
•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

Risks Related to Data Privacy and Data Security

Privacy concerns and laws or other regulations may reduce the effectiveness of our services and harm our business.

Users can use our services to store identifying information or information that otherwise is considered personal information. Federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and other individuals. Foreign data protection, privacy, consumer protection and other laws and regulations, particularly in Europe, are often more restrictive than those in the United States. The costs of compliance with, and other burdens imposed by, such laws and regulations that apply to our business or our customers’ businesses may limit the use and adoption of our services and reduce overall demand for them.

These laws and regulations, which may be enforceable by private parties and/or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission enacted a General Data

Protection Regulation (GDPR), which imposes significant obligations on companies regarding the handling of personal data and provides for penalties for noncompliance of up to the greater of 20 million euros or four percent of a company’s global revenue. In July, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield framework, and imposed additional obligations on companies when relying on model contractual clauses approved by the European Commission to transfer personal data from the EU to the U.S. This CJEU decision may result in European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the EU to the U.S. The CJEU’s decision may require us to take additional steps to legitimize any personal data transfers that are impacted by this decision, which may result in increased costs of compliance and limitations on our customers and us. This CJEU decision or other legal challenges relating to cross-border data transfers may serve as a basis for challenges to our personal data handling practices, or those of our customers, and may otherwise adversely impact our business, financial condition and operating results. Additionally, in 2018, the State of California enacted the California Consumer Privacy Act (CCPA), that became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters on November 3, 2020. The CPRA’s substantive provisions become effective on January 1, 2023, and new guidance and supporting regulations are expected to be introduced by July 1, 2022. The CPRA will replace the CCPA and may potentially result in further uncertainty and require us to incur additional costs and expenses. Aspects of the interpretation and enforcement of the CCPA and CPRA remain unclear. We cannot fully predict the impact of the CCPA and CPRA on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. There also have been a number of other recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties. In June 2016, the United Kingdom voted to leave the European Union, commonly referred to as “Brexit,” which resulted in the United Kingdom exiting the European Union on January 31, 2020. Brexit could also lead to further legislative and regulatory changes. The UK Data Protection Act that substantially implements the GDPR became law in May 2018, and was the subject of statutory amendments that further aligned it with the GDPR in 2019. It remains unclear, however, how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. If we are unable to develop and offer services that meet our legal duties or help our customers meet their obligations under the laws or regulations relating to privacy, data protection, or information security, we may experience reduced demand for our services and become subject to significant fines and penalties, all of which would harm our business.

Moreover, these existing and proposed laws and regulations can be costly to comply with, can delay or impede the development or adoption of our products and services, reduce the overall demand for our products and services, increase our operating costs, require significant management time and attention, and slow the pace at which we close (or prevent us from closing) sales transactions. Additionally, any actual or alleged noncompliance with these laws and regulations could result in negative publicity and subject us to investigations, claims or other remedies, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties and other damages.

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

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. Our customers also expect, and in some instances require, us to meet voluntary certifications or adhere to standards established by third parties. Although we currently have certain certifications such as ISO/IEC 27018, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, some of the industries we serve have industry-specific requirements relating to compliance with certain security and regulatory standards, such as GxP and FedRAMP, and those required by HIPAA, FINRA, and the HITECH Act. As we expand into new industries and regions, we will likely need to comply with these and other new requirements to compete effectively. If we cannot adequately comply with these requirements, our growth could be adversely impacted, and we could incur significant liability and our reputation and business could be harmed.

Risks Related to Our Technical Operations Infrastructure and Dependence on Third Parties

If we are unable to ensure that our solutions interoperate with operating systems and software applications developed by others, our service may become less competitive, and our operating results may be harmed.

We offer our services across a variety of operating systems and through the internet. We are dependent on the interoperability of our platform with third-party mobile devices, tablets, desktop and mobile operating systems, as well as web browsers that we do not control. Any changes in such systems, devices or web browsers that degrade the functionality of our services or give preferential treatment to competitive services could adversely affect usage of our services and our ability to deliver high quality services. We may not be successful in developing relationships with key participants in the mobile industry or in developing services that operate effectively with these operating systems, networks, infrastructure, devices, web browsers and standards. In the event that our users experience difficulty accessing and using our services, our user growth may be harmed, and our business and operating results could be adversely affected.

If we fail to effectively manage our technical operations infrastructure, our customers may experience service outages and delays in the deployment of our services, which may adversely affect our business.

We have experienced significant growth in the number of users and the amount of data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet our customers’ needs. We also seek to maintain excess capacity to facilitate the rapid provisioning of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our services. However, the provision of new hosting infrastructure requires significant lead-time. We have experienced, and may in the future experience, website disruptions, incidents of data corruption, service outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, changes to our core services architecture, changes to our infrastructure necessitated by legal and compliance requirements governing the storage and transmission of data, human or software errors, viruses, security attacks, fraud, spikes in customer usage, primary and redundant hardware or connectivity failures, dependent data center and other service provider failures and denial of service issues. Additionally, our ability to properly manage our technical operations infrastructure depends on the reliability of the global supply chain for hardware, network, and platform infrastructure equipment. Significant and unforeseen disruptions to the supply chain may impede our ability to meet our infrastructure capacity requirements. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time, which may harm our reputation and operating results. Furthermore, if we encounter any of these problems in the future, our customers may lose access to important data or experience data corruption or service outages that may subject us to financial penalties, other liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our business.

Interruptions or delays in service from our third-party data center hosting facilities and cloud computing and hosting providers could impair the delivery of our services and harm our business.

We currently store and process our customers’ information within multiple third-party data center hosting facilities located in Nevada and in third-party cloud computing and hosting facilities inside and outside of the United States. As part of our disaster recovery arrangements, our production environment and metadata related to our customers’ data is currently replicated in near real time in facilities located in Nevada. In addition, all of our customers’ data is typically replicated on third-party storage platforms located inside and outside of the United States. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct, including by state-sponsored or otherwise well-funded actors. Any damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service, which may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken at our third-party data center hosting facilities, the occurrence of disasters, security issues (including an act of terrorism or an armed conflict), certain geopolitical events, labor or trade disputes, or pandemics (such as COVID-19), could lead to a decision to close the facilities without adequate notice or other unanticipated problems that result in lengthy interruptions in our service or cause us to not comply with certification requirements. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. For example, in September 2019, a modification to a perimeter network configuration caused an internal routing problem which led to all Box services being temporarily unavailable. As we continue to add data centers, increase our dependence on third-party cloud computing and hosting providers, and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during any of these data center moves and data transfers, any unsuccessful data transfers may impair the delivery of our service and materially and adversely disrupt our operations and our service delivery to our customers, which could result in contractual penalties or damage claims from customers. In addition, changes to our data center infrastructure could occur over a period longer than planned, require greater than expected investment and other internal and external resources and cause us to incur increased costs as we operate multiple data center facilities. It may also take longer than expected to realize the intended benefits from any data center infrastructure migrations and improvements, and disruptions or unexpected costs may continue to occur while we enhance our data center infrastructure.

Our services are becoming increasingly mission-critical for our customers and if these services fail to perform properly or if we are unable to scale our services to meet the needs of our customers, our reputation could be adversely affected, our market share could decline and we could be subject to liability claims.

Our services are becoming increasingly mission-critical to our customers’ business operations, as well as their ability to comply with legal requirements, regulations, and standards such as GxP, FINRA, HIPAA, and FedRAMP. These services and offerings are inherently complex and may contain material defects or errors that could cause interruptions in the availability of our services, as well as user error, which could result in loss or delayed market acceptance and sales, breach of contract or warranty claims, issuance of sales credits or refunds for prepaid amounts related to unused subscription services, loss of customers, diversion of development and customer service resources, and harm to our reputation. The costs incurred in correcting any material defects or errors might be substantial and could adversely affect our operating results. Further, our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our insurance may not cover all claims made against us and defending a lawsuit, regardless of its merit, could be costly and divert management’s attention.

Because of the large amount of data that we collect and manage, it is possible that hardware failures, software errors, errors in our systems, or by third-party service providers, user errors, or internet outages could result in significant data loss or corruption. Furthermore, the availability or performance of our services could be adversely affected by a number of factors, including customers’ inability to access the internet, the failure of our network or software systems, security breaches or variability in customer traffic for our services. We have been, and in the future may be, required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from some of these events.

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

We rely on third parties for certain essential financial and operational services. Most of these services have traditionally been provided by large enterprise software vendors who license their software to customers. However, we receive many of these services on a subscription basis from various software-as-a-service companies that are smaller and have shorter operating histories than traditional software vendors. Moreover, these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. We depend upon these vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes, and any failure by these vendors to do so, or any disruptions in networks or the availability of the internet, would adversely affect our ability to operate and manage our operations.

We employ third-party software for use in or with our services, and the inability to maintain licenses to this software, or errors in the software, could result in increased costs, or reduced service levels, which would adversely affect our business.

Our services incorporate certain third-party software obtained under open source licenses or licenses from other companies. We anticipate that we will continue to rely on such third-party software and development tools in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of the software used in our services with new third-party software may require significant work and require substantial investment of our time and resources. Also, to the extent that our services depend upon the successful operation of third-party software in conjunction with our software, any undetected errors or defects in this third-party software could prevent the deployment or impair the functionality of our services, delay the introduction of new services, result in a failure of our services, and injure our reputation. For example, we discovered that a bug in a third-party software library we use in our services caused a very small subset of files uploaded during a short period of time (from mid-December 2017 to early January 2018) to be stored in a partially-corrupted state. Our use of additional or alternative third-party software would require us to enter into additional license agreements with third parties. If we are unable to maintain licenses to software necessary to operate our business, or if third-party software that we use contains errors or defects, our costs may increase, or the services we provide may be harmed, which would adversely affect our business.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, such as alliance partners, resellers, distributors, system integrators and developers. For example, we have entered into agreements with partners such as IBM, Microsoft, Google, Macnica Networks, and Mitsui Knowledge Industry to market, resell, integrate with or endorse our services. Identifying partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources.

We also depend on our ecosystem of system integrators, partners and developers to create applications that will integrate with our platform or permit us to integrate with their product offerings. This presents certain risks to our business, including:

•

we cannot provide any assurance that these third-party applications and products meet the same quality standards that we apply to our own development efforts, and to the extent that they contain bugs or defects or otherwise fail to perform as expected, they may create disruptions in our customers’ use of our services or negatively affect our brand and reputation;

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

In addition, our competitors may be effective in providing incentives to third parties to favor their products or services, or to prevent or reduce subscriptions to our services. In some cases, we also compete directly with our partners’ product offerings, and if these partners stop reselling or endorsing our services or impede our ability to integrate our services with their products, our business and operating results could be adversely affected. Moreover, competitor acquisitions of our partners could result in a decrease in the number of current and potential customers, as our partners may no longer facilitate the adoption of our services by potential customers.

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

We continuously evaluate our short- and long-term data center capacity requirements to ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs. If we overestimate the demand for our cloud content management services and therefore secure excess data center capacity, or if we are unable to meet our contractual minimum commitments, our operating margins could be reduced. If we underestimate our data center capacity requirements, we may not be able to service the expanding needs of customers and may be required to limit new customer acquisition, which would impair our revenue growth. Furthermore, regardless of our ability to appropriately manage our data center capacity requirements, only a small percentage of our customers currently use Box to organize all of their internal files, and an increase in the number of organizations, in particular large businesses and enterprises, that use our service as a larger component of their content storage requirements, could result in lower gross and operating margins or otherwise have an adverse impact on our financial condition and operating results.

Changes in laws and regulations related to the internet or changes in the internet infrastructure itself, or disruption in access to the internet or critical services on which the internet depends, may diminish the demand for our services, and could have a negative impact on our business.

The future success of our business depends upon the continued use and availability of the internet as a primary medium for commerce, communication and business services. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws or practices limiting internet neutrality, could decrease the demand for, or the usage of, our services, increase our cost of doing business, adversely affect our operating results, and require us to modify our services in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, or result in reductions in the demand for internet-based services such as ours.

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

Risks Related to Employees and Managing Our Growth

We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.

Our future success depends upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, representing diverse backgrounds, experiences, and skill sets, including senior management, engineers, designers, product managers, sales representatives, and customer support representatives. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees, and fostering a diverse and inclusive work environment that enables all of our employees to prosper. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. Moreover, our ability to attract and hire personnel may be materially adversely affected by changes to immigration laws or the availability of work visas. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

Our success is also dependent upon contributions from our executive officers and other key employees and, in particular, Aaron Levie, our co-founder, Chairman and Chief Executive Officer. There may be changes in our senior management team that could disrupt our business. The loss of one or more of our executive officers or key employees, or the failure of our senior management team to work together effectively and execute our plans and strategies, could harm our business.

Failure to adequately expand and optimize our direct sales force and successfully maintain our online sales experience will impede our growth.

We will need to continue to optimize our sales infrastructure in order to grow our customer base and business. As a result of the COVID-19 pandemic, we are temporarily requiring nearly all of our employees to work remotely and restricting business travel, which may negatively impact our ability to recruit and train our sales force. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. If we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not realize the intended benefits of this investment or increase our revenue.

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

Our success depends, in part, on our ability to expand our services and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses, teams of employees, and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete or integrate identified acquisitions. The risks we face in connection with acquisitions include:

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

Risks Related to Our Intellectual Property

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

From time to time, third parties have claimed and in the future may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify services, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations. During the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts or investors regard these announcements as negative, the market price of our Class A common stock may decline.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and brand.

Our success and ability to compete depend in part on our intellectual property. We primarily rely on copyright, patent, trade secret and trademark laws, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate. We may not be able to obtain any further patents, and our pending applications may not lead to the issuance of patents. We may also have to expend significant resources to obtain additional patents as we expand our international operations.

In order to protect our intellectual property rights, we may spend significant resources to monitor and protect these rights. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and may result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Accordingly, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Our failure to secure, protect and enforce our intellectual property rights could materially adversely affect our brand and adversely impact our business.

Our services contain open source software, and we license some of our software through open source projects, which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative impact on our business.

We use open source software in our services and will use open source software in the future. In addition, we regularly contribute software source code to open source projects under open source licenses or release internal software projects under open source licenses, and anticipate doing so in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our services. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source code may contain bugs or other defects and open source licensors generally do not provide warranties or controls on the functionality or origin of software. Additionally, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we cannot prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage and could have a negative effect on our business, financial condition and operating results.

Risks Related to Our Financial Position and Need for Additional Capital

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

Risks Related to Financial, Accounting, Tax and Other Legal Matters

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-Q, factors that could cause fluctuations in the market price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market prices and trading volumes of technology stocks;
•	changes in operating performance and stock market valuations of other technology companies generally or those in our industry in particular;
•	sales of shares of our Class A common stock by us or our stockholders;
•	whether our results of operations meet the expectations of securities analysts or investors and changes in actual or future expectations of investors or securities analysts;
•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	announcements by us or our competitors of new products or services;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	network or service outages, internet disruptions, the availability of our service, security breaches or perceived security breaches and vulnerabilities;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	actions instituted by activist shareholders or others;
•	any significant change in our management; and
•	general economic conditions and slow or negative growth of our markets.

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

Date: December 7, 2020

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)