Form 10-K
period 2021-01-31
BOX INC
filed 2021-03-19
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on July 31, 2020 as reported by the New York Stock Exchange on such date was approximately $2.7 billion. Shares of the registrant’s Class A common stock held by each executive officer, director and holder of 10% or more of the outstanding Class A common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 28, 2021, the number of shares of the registrant’s Class A common stock outstanding was 159,859,955.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2021.

Box, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2021

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

•	our ability to maintain an adequate rate of revenue and billings growth and our expectations regarding such growth;
•	our market opportunity, business plan and ability to effectively manage our growth;
•	our ability to achieve profitability and expand or maintain positive cash flow;
•	our ability to achieve our long-term margin objectives;
•	our ability to grow our remaining performance obligations;
•	our expectations regarding our revenue mix;
•	costs associated with defending intellectual property infringement and other claims and the frequency of such claims;
•	our ability to attract and retain end-customers;
•	our ability to further penetrate our existing customer base;
•	our ability to displace existing products in established markets;
•	our ability to expand our leadership position as a cloud content management platform;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to innovate new products and features and bring them to market in a timely manner and the expected benefits to customers and potential customers of our products;
•

our investment strategy, including our plans to further invest in our business, including investment in research and development, sales and marketing, our data center infrastructure and our professional services organization, and our ability to effectively manage such investments;

•	our ability to expand internationally;
•	expectations about competition and its effect in our market and our ability to compete;
•	the effects of seasonal trends on our operating results;
•	use of non-GAAP financial measures;
•	our belief regarding the sufficiency of our cash, cash equivalents and our credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months;
•	our expectations concerning relationships with third parties;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to realize the anticipated benefits of our partnerships with third parties;

•	the effects of new laws, policies, taxes and regulations on our business;
•	management’s plans, beliefs and objectives, including the importance of our brand and culture on our business;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	acquisitions of or investments in complementary companies, products, services or technologies and our ability to successfully integrate such companies or assets;
•	the potential impact of shareholder activism on Box’s business and operations; and
•	the impact of public health epidemics or pandemics, such as the COVID-19 pandemic, and governmental responses thereto.

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

PART I

Item 1. BUSINESS

Overview

Box is the Content Cloud: one secure, cloud-native platform for managing the entire content journey. Content – from blueprints to wireframes, videos to documents, proprietary formats to PDFs – is the source of an organization’s unique value. Our cloud content management platform enables our customers, including 67% of the Fortune 500, to securely manage the entire content lifecycle, from the moment a file is created or ingested to when it’s shared, edited, published, approved, signed, classified, and retained. Box keeps content secure and compliant, while also allowing easy access and sharing of this content from anywhere, on any device.

With our Software-as-a-Service (SaaS) platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with legal and regulatory requirements, internal policies and industry standards and regulations. Box provides a single content platform that accelerates business processes, improves employee productivity, enables secure remote work, and protects an organization’s most valuable data. Our platform enables a broad set of high-value business use cases across enterprises, hundreds of file formats and media types, and user experiences. Our platform integrates with leading enterprise business applications, and is compatible with multiple application environments, operating systems and devices, ensuring that workers can securely access their critical business content whenever and wherever they need it.

Our go-to-market strategy is focused on selling our platform as a solution for the entire enterprise with the full set of Box capabilities, leveraging our product suite offerings, and driving high-value significant business outcomes for our customers. This strategy combines top-down, high-touch sales efforts with end-user-driven bottoms-up adoption. We focus our efforts on larger enterprises, capitalizing on international growth, and utilizing our partner ecosystem, where most advantageous. Our sales representatives engage directly with IT decision makers including CEOs, CIOs, CISOs, IT directors and line of business department heads. We also field inbound inquiries and online sales opportunities. We further expand our market reach by leveraging our network of channel partners that comprises value-added resellers and systems integrators as well as our own consulting services. We offer individuals a free basic version of Box that allows them to experience first-hand our easy-to-use and secure solution. Use of Box often spreads virally within and across organizations, as users adopt Box and invite new users to collaborate. In addition, an organization will frequently purchase Box for one use case and then later expand its deployment to other use cases with larger groups of employees, leading to deeper engagement with our service. We focus our sales strategy on ensuring that new and existing customers understand and experience the transformative impact of Box.

We are building a rich technology partner ecosystem around Box. We offer nearly 1,500 pre-built integrations with partners including Microsoft, IBM, Salesforce.com, Apple, Google, Slack, Adobe, Palo Alto Networks, Okta, Zoom and others, giving our users easy access to their content in Box without leaving these applications. In addition, in-house enterprise developers and independent software developers can use our developer platform and open application programming interfaces (APIs) to rapidly build and provision new applications that leverage and extend the core functionality of our services, increasingly with a focus on specific industries and vertical market use cases. To date, tens of thousands of third-party developers have leveraged our platform as the secure content layer for their applications.

We are committed to powering how the world does more good together. Box.org mobilizes our technology, talent, partners and institutional assets to enable nonprofits to innovate and fulfill their missions. Founded in 2014, Box.org now serves over 11,000 nonprofits with donated or discounted Box access, employee volunteer hours and cash grants from the Box.org Fund.

The Box Solution

We offer web, mobile and desktop applications for cloud content management on a platform for developing custom applications, as well as industry-specific capabilities. Three core capabilities differentiate Box from potential competitors: frictionless security and compliance powered by our global cloud architecture, seamless external and internal collaboration and workflow, and expansive integrations and APIs that extend the value of our Content Cloud to every organization. Box features and functionality include the following:

Frictionless Security and Compliance

•

Global Cloud Architecture. We have built our platform from the ground up on a cloud-based architecture, which enables us to rapidly develop, update and provision our services to users. Our proprietary cloud architecture is particularly well-suited for today's dynamically changing business requirements because it enables use of the most up-to-date versions of our solutions at all times and administrators to immediately apply changes in policies and controls across all their organization’s critical content simultaneously. Our modern cloud infrastructure also powers global scalability and reliability with minimal downtime for our customers, ensuring their business-critical content is always secure, compliant, and available.

•

Enterprise-Grade Security. We have invested heavily to build robust security features to protect our customers from the most pervasive security threats. At the most basic level, all files stored in Box are encrypted at rest and in transit. Box’s information rights management features enable secure access and management of files by providing granular control over users’ ability to access, view, download, edit, print or share content. With Box KeySafe, organizations can implement higher levels of data security and protection by keeping control of the encryption keys that protect their content. This advanced encryption feature is valuable to many organizations, including those in highly regulated industries such as financial services, health care, government and legal.

•

Intelligent Threat Detection and Smart Access with Box Shield. Box Shield uses machine learning to provide granular, real-time prevention and detection capabilities. Box Shield reduces the risk of accidental data leakage through native security classifications and granular access controls by, for example, automatically applying classification to files that contain personal identifiable information. It also detects potential insider threats and compromised accounts through alerts powered by Box's machine learning capabilities.

•

Comprehensive Data Governance Strategy. Box serves as a secure, centralized system of record for retaining content for operational use while ensuring adherence to the laws and regulations, using data retention and Data Loss Prevention (DLP) capabilities. Our data security policies allow customers to apply quarantine or notification-only policies to sensitive confidential files, such as those containing predefined attributes, such as credit card or social security system numbers, and we provide robust integrations for leading eDiscovery and DLP systems. Our Box Governance product allows customers to control how long documents are to be retained in Box and the disposition of those documents when the retention period expires.

•

Box Zones for In-Region Data Storage. Box Zones enables businesses around the globe to adopt Box as their modern content management platform, while letting them store their data locally in certain regions. This helps organizations address region-specific compliance mandates associated with data residency and privacy.

•

Focus on Industry-Specific Capabilities. In order to facilitate easier and faster time to market, we offer industry-specific capabilities for those industries that have significant content and collaboration challenges. These features target specific business problems within those industries with a combination of Box, integration with industry-specific partner technologies, and implementation expertise from Box Consulting and/or implementation partners. For example, Box GxP Validation provides life science companies with an approach for maintaining always-on GxP compliance in the cloud and enables organizations subject to Food and Drug Administration regulations to manage both unregulated and regulated content within Box. We successfully serve customers in highly regulated industries with specific requirements relating to compliance with certain security and regulatory standards, such as GxP and FedRAMP, and those required by HIPAA, FINRA, and the HITECH Act.

•

Administrative Controls. We give IT administrators powerful tools to define access rights by user, content type, device, and business need. Administrators can set specific content policies such as expiration dates to auto-delete files or deactivate links to time-sensitive materials. They can also manage mobile and sync security settings, including specification of which devices have access to Box and whether certain features are enabled.

•

Tracking and Reporting for Visibility. All actions taken by paying business users and their external collaborators in Box are tracked and auditable by our customers’ authorized administrators through Box’s native administrative applications. The tracking and audit data are also accessible to administrators with the appropriate access rights via our APIs.

•

Simple and Rapid Deployment. Our cloud-based software allows organizations to deploy our products easily, quickly, and inexpensively. IT administrators can quickly add users, set up permissions, create folders and policies, and begin using our products almost immediately without the need to procure and provision hardware or install and configure software.

To give our customers the flexibility to choose between a la carte and bundled subscription options, we offer Box Shield, Box Governance, GxP, and Zones both as standalone add-ons and as part of our bundled Enterprise Suites.

Seamless Collaboration and Workflow

•

Internal and External Collaboration. Box offers deep integrations with all major productivity and collaboration platforms so that users can work together on any file type, in whatever format they choose, with content security and access permissions handled consistently within Box. By enabling users to share, preview, and annotate files in Box, we provide a consistent collaboration layer so that all feedback is captured and preserved within Box. Our Annotations feature enables users to add text-based comments or free-form markups on any file type without altering the underlying content so teams can work together without worrying about version control or data loss.

•

Real-Time Collaboration and Content Authoring. Our native content authoring tool, Box Notes, enables users to seamlessly share and collaborate in real time with internal teams and external partners. Box Notes combines lightweight word processing functionality with easy-to-use tables, content organization, and commenting features to make it easy for users to work together on projects in real time.

•

Mobility. Our solution enables users to securely access, manage, share, and collaborate on their content anytime and from anywhere, using nearly any device and a variety of operating systems through both native and web browser applications. Our mobile apps allow users to preview, comment, and collaborate on content from anywhere, as well as make it easy to add content to Box with native scanning, uploading, and classification.

•

Elegant, Intuitive and User-Focused Interface. We are dedicated to keeping our solution easy for users to understand with little to no upfront training. We strive to enable quick and viral user adoption by maintaining a simple and elegant interface with compelling access, sharing and collaboration features.

•

Built to Handle Content of Nearly Any Type. We have designed our solution to serve as the central content management layer for an organization’s employees. Users can securely access, share, and collaborate on all types of information, regardless of format or file type, including large media files, from virtually any device or operating system.

•

Automation and Workflow Management. Box Relay, our no-code process automation tool for content-centric workflows, accelerates productivity by enabling both end users and administrators to build simple process automations. For example, documents can be routed to specific folders or flagged for user action based on the content of the document. In addition, we provide pre-built workflow templates and reporting capabilities to make it easy for users to track and manage their own workflows. This allows customers to accelerate the flow of information through their organizations and increase the efficiency of their business processes. Box Relay is available both as a standalone add-on and as part of our bundled Enterprise Suites.

Integrations and Developer Platform

•

Easy Integration with Other Cloud-Based Applications. Our open platform allows for easy integration with other cloud-based and enterprise applications. We offer nearly 1,500 pre-built integrations with partners including IBM, Microsoft, Salesforce.com, Google, Facebook, Slack, Adobe, Palo Alto Networks, Zoom, and others, as well as an open API for organizations to integrate Box with other packaged and home-grown applications, including solution applications our customers build for their customers.

•

Box Platform. We provide a content Platform-as-a-Service (PaaS) product, known as Box Platform, which allows IT teams and third-party developers to extend the power of Box across their applications and build custom content experiences. With our easy-to-use APIs, businesses can create a single source of truth for their content, allowing IT teams to deploy key business applications while easily managing how content is accessed, collaborated on, and secured. Coupled with our robust developer tools, the Box Platform helps organizations accelerate their transformation into digital businesses by building applications faster, without having to invest in building their own content management infrastructure. We also give organizations the ability to apply machine learning algorithms from leading providers such as IBM, Microsoft, and Google, as well as specialized industry-specific vendors directly to content within Box using Box Skills. This eliminates the need for customers to create and manage separate document repositories for performing functions such as image and character recognition, video and audio analysis and transcriptions, and document analysis on business content, thus improving content searchability and business process automation. Box Platform is available as a standalone add-on and as part of our bundled Enterprise Suites.

Customers

Our user base included over 77.7 million registered users as of January 31, 2021. We define a registered user as a Box account that has been provisioned a unique user identification number. As of January 31, 2021, approximately 80% of our registered users were non-paying users who independently registered for accounts (in many cases to enable them to collaborate securely with our paying enterprise user base) and approximately 20% of our registered users were paying users who registered as part of a larger enterprise or business account or by using a paid personal account.

As of January 31, 2021, we had over 105,000 paying organizations, and our solution was offered in 25 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services. Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT-sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; and (iv) organizations may purchase our Box Platform service to create custom business applications for their internal use and extended ecosystem of customers, suppliers and partners.

We have developed several programs designed to provide customers with service options to quickly get them up and running and enhance their usage of Box. These services include 24x7 support provided by our Customer Success Management group and certain resellers; a professional services ecosystem that consists of our Box Consulting team and system integrators that help customers implement cloud content management oriented use cases; a Customer Success Management group to assist customers in production; and an online community with self-service training materials, best practice guides and product documentation.

No customer represented 10% or more of our revenue in the year ended January 31, 2021. Our geographic revenue and segment information is set forth in Notes 2 and 14, respectively, of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Sales and Marketing

We offer our solution to customers as a subscription-based service, with subscription fees based on customer requirements, including the number of users and functionality deployed. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging from one month to three years or more. We typically invoice our customers at the beginning of the contract term, in multiyear, annual, quarterly or monthly installments. We recognize revenue as we satisfy a performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the term of the contract.

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

Sales and marketing expenses were $275.7 million, $317.6 million and $312.2 million for the years ended January 31, 2021, 2020 and 2019, respectively.

Research and Development

Our ability to compete depends in large part on our continuous commitment to product development and our ability to rapidly introduce new applications, technologies, features and functionality. In simple conceptual form, we provide a single, secure, easy-to-use platform built for the entire content lifecycle. In practice, we develop and maintain a set of sophisticated software services (e.g., search, share, secure, convert/view, logging) around content. These services, which comprise our platform, are used to develop our own applications (e.g., sync, desktop, web, native mobile) and also support the development of third-party applications.

Our product development organization is responsible for the specification, design, development and testing of our platform and applications. We focus our efforts on providing a platform that accelerates business processes, improves employee productivity, enables secure remote work, and protects an organization’s most valuable data. We strive to continually improve our applications so that they help users and teams become more productive in their day-to-day work.

Research and development expenses were $201.3 million, $199.8 million and $163.8 million for the years ended January 31, 2021, 2020 and 2019, respectively.

Competition

The cloud content management market is large, highly competitive and highly fragmented. It is subject to rapidly evolving technology, shifting customer needs and frequent introductions of new products and services. We face competition from a broad spectrum of technology providers: traditional cloud content management vendors who deploy on-premise and offer deep records management, business process workflow, and archival capabilities; newer mobile enterprise vendors who are beginning to enter the content collaboration market; vendors whose core competency is simple file sync and share, which can be deployed on-premises, hybrid, or via a SaaS delivery model; and social collaboration vendors who focus on the conversations that occur between teams. Our primary competitors in the cloud content management market include, but are not limited to, Microsoft and OpenText (Documentum). In the enterprise file sync and share market, our primary competitors include, but are not limited to, Microsoft, Google and, to a lesser extent, Dropbox.

We may face future competition in our markets from other large, established companies, as well as from smaller specialized companies. In addition, we expect continued consolidation in our industry which could adversely alter the competitive dynamics of our markets including both pricing and our ability to compete successfully for customers.

The principal competitive factors in our market include:

•	enterprise-grade security and compliance;
•	scalability of product and infrastructure for large deployments;
•	ability to store content in multiple geographic locations;
•	speed, availability, and reliability of the service;
•	low-cost, quick deployment;
•	agnostic to device, operating system, and file type;
•	ease of user experience;
•	customer-centric product development;
•	current and forward-thinking product development;
•	automation and workflow management;
•	depth of integration into enterprise applications, including office productivity, desktop and mobile tools;
•	rich ecosystem of channel partners and applications;
•	open, extensible platform and APIs for custom application development;
•	intelligent content management including metadata capabilities;
•	superior customer service and commitment to customer success; and
•	strength of professional services organization.

We believe that we compete favorably on the basis of these factors, primarily because of our industry-leading security and compliance, cloud-native approach to real-time, internal and external collaboration, and integrations and open platform. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, core technical innovation, platform and partner ecosystem, and customer support. In addition, many of our competitors may have greater name recognition, longer operating histories, larger marketing budgets, significantly greater resources and established relationships with our partners and customers, which can give them advantageous positioning for their products despite other competitive merits of respective product features and functionality. Some competitors may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs.

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. As of January 31, 2021, our patents were set to expire between 2028 and 2039. We intend to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

We require our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements and control access to software, documentation and other proprietary information. Although we rely on the intellectual property rights and contractual protections described above, we believe that factors such as the technological and creative skills of our personnel, creation of new modules, features and functionality, and frequent enhancements to our applications are more essential to establishing and maintaining our technology leadership position.

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

Backlog

We generally sign annual and multiple-year subscription contracts for our cloud content management services. The frequency of our invoices to each customer is negotiated and varies among our subscription contracts. We continued to focus on annual payment frequencies for multi-year contracts in the twelve months ended January 31, 2021. As a result, for multi-year contracts, we frequently invoice an initial amount at contract signing followed by subsequent annual invoices. Until amounts are invoiced, they are typically not recorded in revenue, deferred revenue, billings or elsewhere in our consolidated financial statements other than disclosed as part of remaining performance obligations. To the extent future invoicing is determined to be certain, we consider such future subscription invoices to be non-cancellable backlog, which is disclosed as part of remaining performance obligations. Future invoicing is determined to be certain when we have an executed non-cancellable contract or a significant penalty is due upon cancellation, and invoicing is not dependent on a future event such as the delivery of a specific new product or feature, or the achievement of contractual contingencies. We had $438.1 million and $353.4 million of non-cancellable backlog as of January 31, 2021 and 2020, respectively. The increase of non-cancellable backlog as of January 31, 2021 was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings, longer customer contract durations, the addition of new customers, and the timing of customer-driven renewals.

We expect that the amount of backlog relative to the total value of our contracts will change from year to year due to several factors, including the timing and duration of customer subscription agreements, varying price, volume, and invoicing cycles of subscription contracts, the timing of scheduled customer renewals, and foreign currency fluctuations. Accordingly, we believe that fluctuations in backlog are not always a reliable indicator of future revenue and we do not utilize backlog as a key management metric internally.

Human Capital Resources

Our company is built on people: We call them Boxers. They come from a range of backgrounds and experiences, and each of them has a unique story to tell. Our goal is to fully leverage and engage the individual talents and capabilities of our diverse teams, ultimately creating an inclusive environment where Boxers feel they belong. As of January 31, 2021, we employed 1,934 people. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Diversity and Inclusion

One of our core values is creating a space where all Boxers can “Bring your (_____) self to work.” We take great pride in celebrating our differences, and we hire the best talent from all backgrounds. We want to build teams that are as diverse as our customers and the world we live in, with a broad representation of gender, ethnicity, sexual orientation, religion, backgrounds, and perspectives — among many other dimensions of diversity.

When it comes to recruiting, our hiring philosophy is centered around the belief that building diverse teams enables us to do our best work. Last year, all of our recruiters and hiring managers completed unconscious bias training and we now offer the lessons of unconscious bias training and best practices around interviewing to all interviewers and employees during our LearnFest training series. At our executive recruiting level, our policy is to interview at least one candidate from underrepresented backgrounds for all positions at the director level or above before making a hiring decision.  At the university recruiting level, we have instituted programs to connect with underrepresented student groups and create a more fair and equitable hiring process. For example, our Box Business Fellowship provides students of historically underrepresented backgrounds with an opportunity to explore business careers in the tech industry. This program helps students develop the skills to succeed in tech industry roles and provides them with insights into the career opportunities available to them. In addition, participants in this program are also invited to an expedited interview process for available roles at Box.

We also ensure that Boxers can Bring their (_____) Self to Work by creating safe spaces for engagement and providing opportunities for networking and development, while promoting a culture of learning and allyship to ensure that the needs of underrepresented Boxers are lifted. We support a dynamic array of employee-led resource communities for historically underrepresented groups and different communities at Box, including Box Women’s Network, Black Excellence Network, Latinx, Pride, and Box Vets, among others. For more information about our diversity and inclusion initiatives, we encourage you to visit our website at https://www.box.com/about-us/diversity-and-inclusion.

Learning and Development

We want all of our employees to have thriving careers where they grow and develop in meaningful ways. There is no one-size-fits-all career path at Box, so we seek to ensure that every Boxer has the tools and support they need to drive their career. We do this by giving all Boxers access to learning and development opportunities based around individual needs in order to build up skill sets and experience. These initiatives include:

•

Internal mobility: We acknowledge that career progression looks less like a ladder and more like a climbing wall. We stand behind the idea that enabling our employees to work cross-functionally and within different teams provides a broader perspective of Box that will allow them to succeed in the future.

•

LearnFest: LearnFest, our learning lineup for skill development and personal and professional growth, happens three times each year. During LearnFest, the entire company has focused time for trainings, workshops, book clubs, and other learning events.

•

Professional coaching and external leadership development programs: We offer targeted professional coaching for all levels of our executive leadership team (i.e., director-level and above) as well as access to business education and networking programs such as The Leadership Consortium (Harvard), Stanford’s Women’s Executive Leadership program and AWE, Advancing Women Executives.

•

On-Demand Learning: We offer all Boxers access to an on-demand learning platform so they can develop anywhere, anytime, in any skills.  There are more than 2,000 courses available at the disposal of any Boxer eager to learn, including over 600 courses aimed at personal development, management, and leadership plus hundreds of tech-based functional skill trainings.

Pay Equity

We hold ourselves accountable, which is why we signed the California Equal Pay Pledge. As part of our commitment, we conduct an annual companywide gender pay analysis on hiring and promotion procedures to reduce unconscious bias and structural barriers to equitable compensation. In addition, we externally benchmark the compensation we provide for each role to ensure pay parity, and provide periodic pay equity updates to the compensation committee of our board of directors.

Boxer Experience Surveys

We survey employees two times a year to ensure that everyone’s voice gets heard and we better understand the key areas where we can improve employee experience. These key areas include our experience with our managers, our ability to get work done, and our sense of belonging at work. Survey results are reviewed and become part of our action plans at all levels of the organization. Our People and Communities team incorporates survey feedback into our programs, policies, and the cultivated experiences that drive our culture. Our functional leaders leverage the feedback to drive annual plans across their teams to improve efficiency, establish communication channels, and reinforce behaviors aligned with our values. Finally, following each survey, managers discuss employee experience results with their team and form a plan to address issues that are identified in survey results.

Employee Health and Safety

The health and safety of our employees is one of our top priorities. We strive to create an environment where Boxers are physically and mentally safe and healthy. We offer a comprehensive health and wellness benefits package to all employees.

In response to the COVID-19 crisis, we convened a cross-functional team made up of leaders from across our organization who met frequently to ensure Boxers' safety and that business crisis plans were enacted, communicated, and running smoothly. As part of these plans, Box is offering flexible remote work arrangements to employees through September 2021. To support the well-being of Boxers during these challenging times, we launched “Fresh Air Fridays” and "Mental Health Mondays," global company-wide days of paid time off, offered subscriptions to an app for meditation and mental health, partnered with a third-party family support system for families at Box, and provided additional paid time off for our employees, among other things.

Corporate Information

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

•	Our growth depends in part on the success of our strategic relationships with third parties.
•	We depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.
•	Failure to adequately expand and optimize our direct sales force and successfully maintain our online sales experience will impede our growth.
•	Any acquisitions and investments we make could disrupt our business and harm our financial condition and operating results.
•	We may be sued by third parties for alleged infringement of their proprietary rights.
•	Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and brand.
•

Servicing our future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to settle conversions of our convertible senior notes in cash, repay the convertible senior notes at maturity, or repurchase the convertible senior notes as required following a fundamental change.

Risks Related to Our Business and Our Industry

The continuing impacts of the COVID-19 pandemic may have an adverse effect on our business, operations and future financial performance.

In March 2020, the World Health Organization declared COVID-19 a pandemic. Governments and municipalities around the world have instituted measures to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closures, travel restrictions, and closure of non-essential businesses. These measures have led to significant adverse economic impacts which have had, and could continue to have, an adverse impact on our business operations in a number of ways, including, without limitation, (1) disruptions to our sales operations and marketing efforts as a result of the inability of our sales team to travel and meet customers in person, (2) negative impacts on our customers and prospects that could result in (i) extended customer sales cycles, delayed spending on our services, impairment of our ability to collect accounts receivable, and (ii) reduced payment frequencies, demand for our services, renewal rates, and spending on our services, and (3) negative impacts to the financial condition or operations of our vendors and business partners, as well as disruptions to the supply chain of hardware needed to offer our services. Moreover, as a result of the COVID-19 pandemic, we are temporarily requiring nearly all of our employees to work remotely, which may lead to disruptions and decreased productivity and other adverse operational business impacts. The extent to which the COVID-19 pandemic and resultant economic impact affects our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for cloud content management services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater brand recognition, longer operating histories, and significantly greater resources than we do. Our primary competitors in the cloud content management market include Microsoft and OpenText (Documentum). In the enterprise file sync and share market, our primary competitors include Microsoft, Google and, to a lesser extent, Dropbox. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our competitors offer their products or services at a lower price or for free, which has placed pricing pressure on our business. If we are unable to achieve our target pricing levels, our operating results will be negatively impacted. In addition, pricing pressures and increased competition could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, if at all. Our net retention rate has decreased over time, and may continue to decrease in the future, as some of our customers have elected and may elect not to renew their subscriptions with us or to decrease the scope of their deployments. Our net retention rate was approximately 102% and 104% as of January 31, 2021 and 2020, respectively.

Our net retention rate may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, the effectiveness of our customer support services, the performance of our partners and resellers, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base and our ability to successfully integrate acquired technology into our products, our ability to execute on our product roadmap, the effects of global economic conditions, such as those arising from the COVID-19 pandemic, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, renew them on less favorable terms, purchase fewer seats, or fail to purchase new product offerings, our revenue may decline, and we may not realize improved operating results from our customer base.

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

If we are not able to successfully launch new products and services or provide enhancements or new features to our existing products and services, our business could be adversely affected.

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

The services we offer involve the storage of large amounts of our and our customers’ sensitive and proprietary information, some of which may be considered personally identifiable. Cyberattacks and other malicious internet-based activity continue to increase in frequency and in magnitude and we face security threats from malicious third parties that could obtain unauthorized access to our systems, infrastructure and networks. These threats may come from a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations, hacking groups and individuals and insider threats. These sources can also implement social engineering techniques to induce our partners, users, employees or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ data. Hackers that acquire user account information at other companies can attempt to use that information to compromise the accounts of personnel, or our users’ accounts if an account shares the same sensitive information such as passwords. In addition, because the Box service is configured by administrators and users to select their default settings, the third-party integrations they enable, and their privacy and permissions settings, an administrator or user could intentionally or inadvertently configure settings to share their sensitive data. For example, a Box user can choose to share the content they store in Box with third parties by creating a link that can be customized to be accessible by anyone with the link. While this feature is designed to be used for a variety of legitimate use cases in which a user wishes to share non-sensitive content with a broad or public audience, if a user were to intentionally or inadvertently configure a setting that allowed public access to their sensitive data, that data could be discovered and accessed by an unintended third party. As we increase our customer base and our brand becomes more widely known and recognized, and as our service is used in more heavily regulated industries where there may be a greater concentration of sensitive and protected data, such as healthcare, government, life sciences, and financial services, we may become more of a target for these malicious third parties.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. In addition, we expect to open one or more additional international offices and hire employees to work at these offices in order to gain access to additional talent. For example, we recently established an office in Warsaw, Poland and acquired SignRequest B.V., a company located in The Netherlands. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, geographic, social, and political risks that differ from those in the United States. Because of our limited experience with international operations and significant differences between international and U.S. markets, we may not succeed in creating demand for our services outside of the United States or in effectively selling our services in all of the international markets we enter. In addition, we will face specific risks in doing business internationally that could adversely affect our business, including:

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

In addition, the United Kingdom’s (UK) withdrawal from the European Union (EU), or Brexit, became effective on January 31, 2020. The UK and EU have signed an EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by the UK and EU. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forward, however there continues to be uncertainty over the practical consequences of Brexit. Many of the regulations that now apply in the UK will likely be amended in the future as the UK determines its new approach, which may result in significant divergence from EU regulations. This lack of clarity could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, among other things. Any of these effects of Brexit, among others, could adversely affect our operations, especially in the United Kingdom, and our financial results.

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

We have a history of cumulative losses, and we may not be able to achieve or maintain profitability.

We incurred net losses of $43.4 million, $144.3 million, and $134.6 million in our fiscal years ended January 31, 2021, 2020 and 2019, respectively. As of January 31, 2021, we had an accumulated deficit of $1.3 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our product development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue making significant investments in our infrastructure and in our professional service organization as we focus on customer success. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, including as a result of the limited free trial version of our service, and the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period, which we offer for terms ranging from one month to three years or more. As a result, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

Our quarterly operating results may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, and as a result, may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

•	our ability to attract and retain new customers;
•	our ability to convert users of our limited free version to paying customers;
•	the addition or loss of large customers, including through acquisitions or consolidations;
•	changes in our net retention rate;
•	the timing of revenue recognition;
•	the impact on billings of customer shifts between payment frequencies;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	network or service outages, internet disruptions, disruptions to the availability of our service, security breaches or perceived security breaches and vulnerabilities;
•	general economic, industry and market conditions, including those caused by the COVID-19 pandemic;
•	increases or decreases in the number of features or capabilities in our services or pricing changes upon any renewals of customer agreements;
•	changes in our go-to-market strategies and/or pricing policies and/or those of our competitors;
•	seasonal variations in our billings results and sales of our services, which have historically been highest in the fourth quarter of our fiscal year;
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

Users can use our services to store identifying information or information that otherwise is considered personal information. Federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers, businesses and other individuals and entities. Data protection, privacy, consumer protection and other laws and regulations, particularly in Europe, are often more restrictive than those in the United States. The costs of compliance with, and other burdens imposed by, such laws, policies and regulations that apply to our business or our customers’ businesses may limit the use and adoption of our services and reduce overall demand for them.

These laws and regulations, which may be enforceable by private parties and/or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission enacted the General Data Protection Regulation (GDPR), which imposes significant obligations on companies regarding the handling of personal data and provides for penalties for noncompliance of up to the greater of 20 million euros or four percent of a company’s global revenue. Further, local data protection authorities in Europe may adopt regulations and/or guidance more stringent than the GDPR, which may impose additional compliance costs or other burdens that impact our business. In 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield framework, and imposed additional obligations on companies when relying on model contractual clauses approved by the European Commission (EC) to transfer personal data from the EU to the U.S. This CJEU decision may result in the EC and European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the EU to the U.S. The CJEU’s decision may require us to take additional steps to legitimize any personal data transfers that are impacted by this decision, which may result in increased costs of compliance and limitations on our customers and us. This CJEU decision or other legal challenges relating to cross-border data transfers may serve as a basis for challenges to our personal data handling practices, or those of our customers, and may otherwise adversely impact our business, financial condition and operating results.

Moreover, Brexit has created uncertainty around data protection issues and could lead to further legislative and regulatory changes. For example, pursuant to a post-Brexit trade deal between the UK and the EU, transfers of personal information from the European Economic Area (EEA) to the UK are non-restricted for a period of up to six months from January 1, 2021. However, unless the EC makes an adequacy decision with respect to the UK before the end of that period, the UK will be considered a “third country” under the GDPR and transfers of European personal information to the UK will require additional safeguard as stipulated by Chapter 5 of the GDPR to render such transfers lawful. Additionally, the UK Data Protection Act of 2018 substantially implements the GDPR in the UK and was the subject of statutory amendments that further aligned it with the GDPR in 2019. It remains unclear, however, how the UK’s data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.

Additionally, in 2018, the State of California enacted the California Consumer Privacy Act (CCPA), that became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in November 2020. The CPRA’s substantive provisions become effective on January 1, 2023, and new guidance and supporting regulations are expected to be introduced by July 1, 2022. The CPRA will replace the CCPA and may potentially result in further uncertainty and require us to incur additional costs and expenses. Aspects of the interpretation and enforcement of the CCPA and CPRA remain unclear. We cannot fully predict the impact of the CCPA and CPRA on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. There also have been a number of other recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties.

In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services. If we are unable to develop and offer services that meet our legal duties or help our customers meet their obligations under the laws or regulations relating to privacy, data protection, or information security, we may become subject to significant fines and penalties, which would harm our business.

Moreover, these existing and proposed laws and regulations can be costly to comply with, delay or impede the development or adoption of our products and services, reduce the overall demand for our products and services, increase our operating costs, require significant management time and attention, and slow the pace at which we close (or prevent us from closing) sales transactions. Additionally, any actual or alleged noncompliance with these laws and regulations could result in negative publicity and subject us to investigations, claims or other remedies, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties and other damages.

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

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. Our customers also expect, and in some instances require, us to meet voluntary certifications or adhere to standards established by third parties. Although we currently have certain certifications such as ISO/IEC 27001, 27017, and 27018, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, some of the industries we serve have industry-specific requirements relating to compliance with certain security and regulatory standards, such as GxP and FedRAMP, and those required by HIPAA, FINRA, and the HITECH Act. As we expand into new industries and regions, we will likely need to comply with these and other new requirements to compete effectively. If we cannot adequately comply with these requirements, our growth could be adversely impacted, and we could incur significant liability and our reputation and business could be harmed.

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

In addition, the use of the internet and, in particular, the cloud as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility, and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by “viruses,” “worms,” “denial of service attacks” and similar malicious activity. The internet has also experienced a variety of outages, disruptions and other delays as a result of this malicious activity targeted at critical internet infrastructure. These service disruptions could diminish the overall attractiveness to existing and potential customers of services that depend on the internet and could cause demand for our services to suffer.

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

Any acquisitions and investments we make could disrupt our business and harm our financial condition and operating results.

We have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our services and grow our business. For example, in February 2021 we acquired SignRequest. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete or integrate identified acquisitions. Moreover, we may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•	coordination of research and development and sales and marketing functions;
•	retention of key employees from the acquired company;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	integration of the acquired company’s technology and products into our business, particularly if the acquired company’s software and services are not easily adapted to work with our products;
•

integration of the acquired company’s accounting, management information, human resources and other administrative systems, as well as the acquired operations, and any unanticipated expenses related to such integration;

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
•

litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties, which may differ from or be more significant than the risks our business faces; and

•	acquisitions could result in dilutive issuances of equity securities or the incurrence of debt.

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

On occasion, we may need additional financing for a variety of reasons, including operating or growing our business, responding to business opportunities, undertaking acquisitions, or repaying our convertible senior notes. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets and other factors. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

Financing agreements we are party to or may become party to may contain operating and financial covenants that restrict our business and financing activities.

Our senior credit facility contains certain operating and financial restrictions and covenants that may restrict our and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens on our assets, make loans or investments, consummate certain merger and consolidation transactions, dispose of assets, incur contractual obligations and commitments and enter into affiliate transactions, subject in each case to customary exceptions. We are also required to comply with a minimum liquidity covenant and a maximum leverage ratio. These restrictions and covenants, as well as those contained in any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under the senior credit facility and any future financial agreements that we may enter into and under other arrangements containing cross-default provisions. If not waived, defaults could cause our outstanding indebtedness under our senior credit facility and any future financing agreements that we may enter into to become immediately due and payable, and permit our lenders to terminate their lending commitments and to foreclose upon any collateral securing such indebtedness.

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

The application of federal, state, local and international tax laws to services provided electronically is unclear and continuously evolving. Income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted or amended at any time, such as the Tax Cuts and Jobs Act in the United States, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the internet. These enactments or amendments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.

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

We are subject to income, sales, use, value added and other taxes in the United States and other countries in which we conduct business, and such laws and rates vary by jurisdiction. Our income tax obligations are based in part on our corporate structure and intercompany arrangements, including the manner in which we acquire, develop, value, and use our intellectual property and the valuations of our intercompany transactions. Certain jurisdictions in which we do not collect sales, use, value added or other taxes on our sales may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Significant judgment is required in determining our worldwide provision for income taxes. These determinations are highly complex and require detailed analysis of the available information and applicable statutes and regulatory materials. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax practices, provisions and accruals. If we receive an adverse ruling as a result of an audit, or we unilaterally determine that we have misinterpreted provisions of the tax regulations to which we are subject, there could be a material effect on our tax provision, net loss or cash flows in the period or periods for which that determination is made. In addition, liabilities associated with taxes are often subject to an extended or indefinite statute of limitations period. Therefore, we may be subject to additional tax liability (including penalties and interest) for a particular year for extended periods of time.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of January 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $697.1 million, state net operating loss carryforwards of approximately $561.7 million, and foreign net operating loss carryforwards of approximately $318.4 million. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-

change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. If we experience ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

Servicing our future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to settle conversions of our convertible senior notes in cash, repay the convertible senior notes at maturity, or repurchase the convertible senior notes as required following a fundamental change.

In January 2021, we issued $345.0 million aggregate principal amount of convertible senior notes (Notes). Prior to October 15, 2025, the Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. We have made an irrevocable election to settle the principal of the Notes in cash. If holders of the Notes elect to convert their Notes, we will be required to make cash payments in respect of the Notes being converted. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If the Notes have not previously been converted or repurchased, we will be required to repay the Notes in cash at maturity.

Our ability to make required cash payments in connection with conversions of the Notes, repurchase the Notes in the event of a fundamental change, or to repay or refinance the Notes at maturity will depend on market conditions and our past and expected future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses, and we may continue to incur significant losses. As a result, we may not have enough available cash or be able to obtain financing, or financing at acceptable terms, at the time we are required to repurchase or repay the Notes or pay cash with respect to Notes being converted.

In addition, our ability to repurchase or pay cash upon conversion or at maturity of the Notes may be limited by law or regulatory authority. Our failure to repurchase Notes following a fundamental change or to pay cash upon conversion or at maturity of the Notes as required by the indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under our senior credit facility, our other outstanding indebtedness, or agreements governing our future indebtedness and could have a material adverse effect on our business, results of operations, and financial condition. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion or at maturity of the Notes.

The accounting method for the Notes could adversely affect our financial condition and operating results.

Under current accounting principles, the initial liability of the Notes was calculated using the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt. The difference between the carrying value of the Notes and fair value is recognized as a debt discount within equity for accounting purposes, which is amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income or higher reported losses. The lower reported income or higher reported losses resulting from this accounting treatment could depress the trading price of our Class A common stock and the Notes.

However, in August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, or ASU 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021 (or, in the case of smaller reporting companies, December 15, 2023), including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.

We currently plan to early adopt ASU 2020-06 for the fiscal year ending January 31, 2022, and we expect then to eliminate the separate accounting described above to reduce the interest expense that we expect to recognize for the Notes for accounting purposes. In addition, under certain circumstances, ASU 2020-06 eliminates the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead require application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be antidilutive. The application of the if-converted method may reduce our reported diluted earnings per share. However, effective February 5, 2021, we have made an irrevocable election to settle the principal portion of the Notes only in cash. Accordingly, effective from that date forward, the if-converted method will only be impacted by the conversion premium.

Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our reported working capital.

The capped call transactions may affect the value of our Class A common stock.

In connection with the issuance of the Notes, we entered into capped call transactions with various counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the Notes. The capped call transactions are expected generally to reduce or offset the potential dilution to our Class A common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price.

From time to time, the counterparties to the capped call transactions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could also cause or prevent an increase or a decrease in the market price of our Class A common stock or the Notes.

We are subject to counterparty risk with respect to the capped call transactions.

The counterparties to the capped call transactions that we entered into are financial institutions, and we will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral.

Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to one or more capped call transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our Class A common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, the counterparty may fail to deliver the consideration required to be delivered to us under the capped call transactions and we may experience more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

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

We also lease offices in other locations, with our principal offices in San Francisco, California; Austin, Texas; New York, New York; Chicago, Illinois, London, England; and Tokyo, Japan. We intend to procure additional space as we add employees in our current locations and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of January 31, 2021.

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

Holders of Record

As of February 28, 2021, there were 184 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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

Unregistered Sales of Equity Securities

We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended January 31, 2021 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the NASDAQ Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on January 31, 2016 and its relative performance is tracked through January 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.

	Base
	Period
Company/Index	01/31/2016	01/31/2017	01/31/2018	01/31/2019	01/31/2020	01/31/2021
Box, Inc.	$100	$159	$207	$194	$140	$161
S&P 500 Index	100	117	146	139	166	191
NASDAQ Computer Index	100	124	175	171	246	360

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K.

Overview

Box is the Content Cloud: one secure, cloud-native platform for managing the entire content journey. Content – from blueprints to wireframes, videos to documents, proprietary formats to PDFs – is the source of an organization’s unique value. Our cloud content management platform enables our customers, including 67% of the Fortune 500, to securely manage the entire content lifecycle, from the moment a file is created or ingested to when it’s shared, edited, published, approved, signed, classified, and retained. Box keeps content secure and compliant, while also allowing easy access and sharing of this content from anywhere, on any device – both within the organization and with external partners.

With our Software-as-a-Service (SaaS) platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with legal and regulatory requirements, internal policies and industry standards and regulations. The Box Content Cloud accelerates business processes, improves employee productivity, enables secure remote work, and protects an organization’s most valuable data. Our platform enables a broad set of high-value business use cases across enterprises, hundreds of file formats and media types, and user experiences. Our platform integrates with leading enterprise business applications, and is compatible with multiple application environments, operating systems and devices, ensuring that workers can securely access their critical business content whenever and wherever they need it.

In addition, we continue to innovate by expanding our core services and our offerings with a focus on frictionless security and compliance, seamless internal and external collaboration and workflow, and integration with best-of-breed applications. For example, we provide Box Shield, our advanced security offering that helps customers reduce the risk of accidental data leakage and protect their business from insider threats and account compromise; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; Box Relay, which allows our end users to easily build, manage and track their own workflows; Box Platform, which further enables customers and partners to build enterprise apps using our open APIs and developer tools; and Box Zones, which gives global customers the ability to store their data locally in certain regions. With Box Consulting, we also provide in-house professional services such as implementation support, content migration, and change management. The increasing success of our add-on products allows our customers to realize the full set of capabilities of our Content Cloud.

We offer our solution to our customers as a subscription-based service, with subscription fees based on the requirements of our customers, including the number of users and functionality deployed. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging from one month to three years or more. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. We recognize revenue as we satisfy a performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the term of the contract.

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

Our user base included 77.7 million registered users as of January 31, 2021. We define a registered user as a Box account that has been provisioned a unique user identification number. As of January 31, 2021, 20% of our registered users were paying users who registered as part of a larger enterprise or business account or by using a paid personal account. As of January 31, 2021, we had over 105,000 paying organizations, and our solution was offered in 25 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT- sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; and (iv) organizations may purchase our Box Platform service to create custom business applications for their internal use and extended ecosystem of customers, suppliers and partners. Customers can choose between an a la carte approach (i.e., by purchasing specific add-on products to complement their Box subscription) or one of our bundled Enterprise Suites, which include multiple add-on products to help accelerate customer time to value.

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

Current Period Highlights

For the year ended January 31, 2021, our revenue was $770.8 million, representing year-over-year growth of 11%, and 28% of this revenue came from non-U.S. customers. As of January 31, 2021, our remaining performance obligations were $896.9 million, an increase of 17% from January 31, 2020. For the year ended January 31, 2021, our operating loss was $37.6 million, and our operating margin was negative 5%, representing a 15 percentage point improvement year-over-year. For the year ended January 31, 2021, our free cash flow was positive $120.3 million, an increase of $127.5 million from the year ended January 31, 2020.

Continuous Innovation

Despite the pandemic’s impact, we were able to continue delivering product innovation throughout our fiscal year 2021. During the fiscal year ended January 31, 2021, we launched several new products including, but not limited to:

•	Machine learning-based automated classification of sensitive data and proactive malware detection in Box Shield;
•

New capabilities for end users, including an all-new Box user interface, Collections to help users organize and categorize content, and Annotations, which allows users to add text-based comments or free-form markups to any document format without altering the underlying content;

•	New workflow capabilities with Box Relay, including pre-built and custom workflow templates that allow customers to more easily build and implement process automations;
•

Significant improvements to our integrations with Microsoft Teams, Slack, and Zoom to power better remote work experiences for our customers, as well as a new Box for Google Workspace Essentials integration;

•	Improvements to our Box Platform offering including a new metadata query toolkit and improved developer onboarding experience; and
•	Various infrastructure improvements, including in-region uploads and downloads in our Australia Zone, as well as a new point-of-presence in Chicago, IL.

COVID-19

The COVID-19 pandemic has significantly impacted global economic activity, worldwide financial markets and social practices. We continue to monitor, analyze and respond to evolving developments regarding the COVID-19 pandemic. As part of these efforts, we have taken steps to protect the health and welfare of our employees by temporarily closing most of our offices and suspending almost all business-related travel, while continuing our commitment and efforts to serve customers that rely on us. In addition, we have shifted our customer and marketing events to virtual-only experiences.

Although the COVID-19 pandemic has not had a material adverse impact on our financial results for our fiscal year 2021, COVID-19 has negatively impacted many of our customers and prospects. As a result, we have experienced, and may continue to experience, increased customer churn and delayed sales cycles, including customers and prospective customers delaying contract signing or contract renewals, or reducing budgets related to services that we offer. Despite these adverse impacts, the COVID-19 pandemic has also created additional opportunities for Box by enabling our customers’ and prospects’ employees to engage in secure remote work through our platform.

The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time, and include the severity and duration of the pandemic, the availability and effectiveness of COVID-19 vaccines, actions that may be taken by government authorities to contain the virus and minimize its economic impact, passing of or not passing further stimulus packages by governments, the impact of COVID-19 on our customers, business partners and employees, and other factors identified in Part I, Item 1A "Risk Factors" of this Form 10-K. As a result, the extent and magnitude of the impact COVID-19 will have on our business and operating results cannot be predicted at this time.

Our Business Model

Our business model focuses on maximizing the lifetime value of a customer relationship. We make significant investments in acquiring new customers and believe that we will be able to achieve a positive return on these investments by retaining customers, cross-selling our add-on products and expanding the size of our deployments within our customer base over time. In connection with the acquisition of new customers, we incur and recognize significant upfront costs. These costs include sales and marketing costs associated with acquiring new customers, such as sales commission expenses, a portion of which are deferred and then amortized over a period of benefit, and marketing costs, which are expensed as incurred. We recognize revenue as we satisfy a performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the term of the contract. Although our objective is for each customer to be profitable for us over the duration of our relationship, the costs we incur with respect to any customer relationship, whether a new customer or an expansion within an existing customer, may exceed revenue in earlier periods because we recognize those costs faster than we recognize the associated revenue.

Because of these dynamics, we experience a range of profitability with our customers depending in large part upon their current stage. We generally incur higher sales and marketing expenses for new customers and existing customers who are still in an expanding stage. For new customers, our associated sales and marketing expenses typically exceed the first year revenue we recognize from those customers. For customers who are expanding their use of Box, we incur various associated marketing expenses as well as sales commission expenses, though we typically recognize higher revenue than sales and marketing expenses. For typical customers who are renewing their Box subscriptions, our associated sales and marketing expenses are significantly less than the revenue we recognize from those customers. These differences are primarily driven by the higher compensation we provide to our sales force for new customers and customer subscription expansions compared to the compensation we provide to our sales force for routine subscription renewals by customers. In addition, our sales and marketing expenses, even after considering deferred incremental compensation we provide to our sales force, are generally higher for acquiring new customers versus expansions or renewals of existing customer subscriptions. We have experienced, and expect to continue to experience, lower sales and marketing expenses as a percentage of revenue as our existing customer base grows over time and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments.

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

	Year Ended January 31,
	2021	2020	2019
Remaining performance obligations (period end)	$896.9	$767.8	$686.3
Remaining performance obligations growth rate	17%	12%	—	*
Billings	$812.5	$745.1	$672.9
Billings growth rate	9%	11%	15%
Free cash flow	$120,324	$(7,238)	$13,822
Net retention rate (period end)	102%	104%	108%

*

Box began disclosing remaining performance obligations upon the adoption of ASC Topic 606 on February 1, 2018. Year-over-year comparisons against prior periods before February 1, 2018 are not applicable.

Remaining Performance Obligations

Remaining performance obligations (RPO) represent, at a point in time, contracted revenue that has not yet been recognized. RPO consists of deferred revenue and backlog, offset by contract assets. Backlog is defined as non-cancellable contracts deemed certain to be invoiced and recognized as revenue in future periods. Future invoicing is determined to be certain when we have an executed non-cancellable contract or a significant penalty is due upon cancellation, and invoicing is not dependent on a future event such as the delivery of a specific new product or feature, or the achievement of contractual contingencies. While Box believes RPO is a leading indicator of revenue as it represents sales activity not yet recognized in revenue, it is not necessarily indicative of future revenue growth as it is influenced by several factors, including seasonality, contract renewal timing, average contract terms and foreign currency exchange rates. Box monitors RPO to manage the business and evaluate performance. We do not consider RPO to be a non-GAAP financial measure given that it is calculated in accordance with GAAP.

RPO increased 17% in the year ended January 31, 2021 over the year ended January 31, 2020. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings, longer customer contract durations, the addition of new customers, and the timing of customer-driven renewals.

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

Billings help investors better understand our sales activity for a particular period, which is not necessarily reflected in our revenue given that we recognize subscription revenue ratably over the contract term. We consider billings a significant performance measure. We monitor billings to manage our business, make planning decisions, evaluate our performance and allocate resources. We believe that billings offer valuable supplemental information regarding the performance of our business and will help investors better understand the sales volumes and performance of our business. We do not consider billings to be a non-GAAP financial measure given that it is calculated using exclusively revenue, deferred revenue, and contract assets, all of which are financial measures calculated in accordance with GAAP.

Billings increased 9% in the year ended January 31, 2021 over the year ended January 31, 2020. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings, longer customer contract durations, the addition of new customers, and the timing of customer-driven renewals.

Our use of billings has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. Billings are recognized when invoiced, while the related subscription and premier services revenue is recognized ratably over the contract term as we satisfy a performance obligation. Also, other companies, including companies in our industry, may not use billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of billings as a comparative measure.

Over time, we expect to continue to normalize payment durations. In addition, as we have gained and expect to continue to gain more traction with large enterprise customers, we also anticipate our quarterly billings to increasingly concentrate in the back half of our fiscal year, especially in the fourth quarter.

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Year Ended January 31,
	2021	2020	2019
GAAP revenue	$770,770	$696,264	$608,386
Deferred revenue, end of period	465,613	423,849	375,041
Less: deferred revenue, beginning of period	(423,849)	(375,041)	(311,109)	*
Contract assets, beginning of period	—	3	582
Less: contract assets, end of period	(25)	—	(3)
Billings	$812,509	$745,075	$672,897

*	Balance as of February 1, 2018 upon the adoption of ASC Topic 606

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

Free cash flow increased $127.6 million in the year ended January 31, 2021 as compared to the year ended January 31, 2020. The increase in free cash flow was primarily driven by an increase in cash provided by operating activities of $152.1 million and a decrease in capitalized internal-use software costs of $0.5 million, partially offset by an increase in principal payments of finance lease liabilities of $21.5 million and an increase in capital expenditures of $3.6 million. The primary factors affecting the increase in cash flows provided by operating activities included a decrease of our net loss of $100.9 million, an increase in non-cash charges of $35.7 million primarily driven by an increase in depreciation and amortization of $26.2 million, and favorable changes in our operating assets and liabilities of $15.5 million.

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

Our net retention rates were 102%, 104% and 108% as of January 31, 2021, 2020 and 2019, respectively. Our net retention rates were primarily attributable to seat growth in existing customers and strong attach rates of add-on products. As our customers purchase add-on products, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting have been a significant factor in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

Components of Results of Operations

Revenue

We derive our revenue primarily from three sources: (1) subscription revenue, which is comprised of subscription fees from customers who have access to our cloud content management platform, and other subscription-based services, which all include routine customer support; (2) revenue from customers purchasing our premier services package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

To date, practically all of our revenue has been derived from subscription and premier services. Subscription and premier services revenue are driven primarily by the number of customers, the number of seats sold to each customer and the price of our services.

We recognize revenue as we satisfy a performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the contract term. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. Our subscription and premier services contracts are typically non-cancellable and do not contain refund-type provisions. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging between one month to three years or more.

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

Interest Expense, Net

Interest expense, net consists of interest expense and interest income. Interest expense consists primarily of interest charges for our line of credit and interest rate swap agreement, interest expense related to finance leases, unused commitment fees on our line of credit, the amortization of capitalized debt issuance costs, fees on our letters of credit, and the amortization of debt discount and issuance costs of our convertible senior notes. Interest income consists primarily of interest earned on our cash and cash equivalents. We have historically invested our cash and cash equivalents in overnight deposits, certificates of deposit, money market funds, and short term, investment-grade corporate debt, marketable securities and asset backed securities.

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

Results of Operations

The following tables set forth our results of operations for the periods presented in thousands, except per share amounts:

	Year Ended January 31,
	2021	2020	2019
Consolidated Statements of Operations Data:
Revenue	$770,770	$696,264	$608,386
Cost of revenue (1)	224,738	215,577	173,594
Gross profit	546,032	480,687	434,792
Operating expenses:
Research and development (1)	201,262	199,750	163,750
Sales and marketing (1)	275,742	317,615	312,210
General and administrative (1)	106,670	102,794	93,069
Total operating expenses	583,674	620,159	569,029
Loss from operations	(37,642)	(139,472)	(134,237)
Interest expense, net	(7,010)	(2,338)	(316)
Other income (loss), net	2,426	(1,128)	1,339
Loss before provision for income taxes	(42,226)	(142,938)	(133,214)
Provision for income taxes	1,207	1,410	1,398
Net loss	$(43,433)	$(144,348)	$(134,612)

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2021	2020	2019
Cost of revenue	$18,936	$16,769	$14,065
Research and development	61,145	62,565	45,189
Sales and marketing	42,015	38,030	36,864
General and administrative	32,196	28,624	23,178
Total stock-based compensation	$154,292	$145,988	$119,296

The following tables set forth our results of operations for the periods presented as a percentage of our revenue:

	Year Ended January 31,
	2021	2020	2019
Percentage of Revenue:
Revenue	100%	100%	100%
Cost of revenue (1)	29	31	29
Gross profit	71	69	71
Operating expenses:
Research and development (1)	26	29	27
Sales and marketing (1)	36	45	51
General and administrative (1)	14	15	15
Total operating expenses	76	89	93
Loss from operations	(5)	(20)	(22)
Interest expense, net	(1)	(1)	—
Other income (loss), net	—	—	—
Loss before provision for income taxes	(6)	(21)	(22)
Provision for income taxes	—	—	—
Net loss	(6)%	(21)%	(22)%

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2021	2020	2019
Cost of revenue	3%	2%	2%
Research and development	8	9	8
Sales and marketing	5	6	6
General and administrative	4	4	4
Total stock-based compensation	20%	21%	20%

A discussion regarding our financial condition and results of operations for the year ended January 31, 2021 compared to the year ended January 31, 2020 is presented below. A discussion regarding our financial condition and results of operations for the year ended January 31, 2020 compared to the year ended January 31, 2019 can be found under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 19, 2020, which is available on the SEC’s website at www.sec.gov.

Comparison of the Years Ended January 31, 2021 and 2020

Revenue

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue	$770,770	$696,264	$74,506	11%

The increase in revenue was primarily driven by expansion within our existing customers as they broadened their deployment of our product offerings with strong attach rates of add-on products at higher price per seat. Additionally, the increase in subscription services is also driven by the addition of new customers, as the number of paying organizations increased by 8% from January 31, 2020 to January 31, 2021. In the year ended January 31, 2021, we experienced strong growth in the Japan market, driving an increase in revenue from non-U.S. customers to 28%, compared to 25% in the year ended January 31, 2020. This increase is partially offset by customers partially churning their deployment with Box.

Cost of Revenue

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$224,738	$215,577	$9,161	4%
Percentage of revenue	29%	31%

The increase in absolute dollars was primarily due to an increase of $9.3 million in depreciation primarily related to additional data center equipment, an increase of $8.6 million in software and maintenance expense primarily driven by increases in amortization of internally developed software and on-premises contracts, an increase of $3.3 million in rent for our data centers, and an increase of $2.2 million in stock-based compensation expense primarily driven by equity grants to existing and new employees. The increase in cost of revenue expenses was partially offset by a decrease of $14.8 million in hosted data service costs. Cost of revenue as a percentage of revenue decreased 2 percentage points year-over-year. We expect our cost of revenue to increase in dollars but decrease slightly as a percentage of revenue over time as we continue to optimize infrastructure efficiency.

Research and Development

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$201,262	$199,750	$1,512	1%
Percentage of revenue	26%	29%

The increase in absolute dollars was primarily due to a decrease of $4.9 million in capitalized internally developed software costs and an increase of $3.0 million in employee and related costs. The increase in research and development expenses was partially offset by a decrease of $3.3 million in stock-based compensation expense, a decrease of $1.8 million in allocated overhead costs, a decrease of $0.7 million in outside agency and consulting services, and a decrease of $0.6 million in travel-related costs. Research and development expenses as a percentage of revenue decreased 3 percentage points year-over-year. We continue to invest in enhancements of our products and services, developing new products, and further differentiating our offerings. We expect our research and development expenses to increase in dollars but remain relatively stable as a percentage of revenue over time, as we continue to make significant improvements to our cloud content management product offerings and services, including expanding our advanced security, compliance, collaboration, workflow automation, and integration capabilities.

Sales and Marketing

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$275,742	$317,615	$(41,873)	(13)%
Percentage of revenue	36%	45%

The decrease in absolute dollars was primarily due to decreases of $19.9 million and $7.4 million in employee and related costs and allocated overhead costs, respectively, primarily driven by a decrease in headcount from 880 as of January 31, 2020 to 773 as of January 31, 2021. In addition, there were decreases of $13.0 million and $2.4 million in travel-related costs and company events, respectively, primarily due to the impact of the COVID-19 pandemic, a decrease of $6.2 million in marketing expenses, driven by a $5.0 million decrease in expenses related to BoxWorks, which transitioned into a virtual experience in the third quarter of fiscal year 2021, a decrease of $2.7 million in data center and customer support costs to support our free users, and a decrease of $2.2 million in outside agency and consulting services. The decrease in sales and marketing expenses was partially offset by an $11.1 million increase in commission expenses primarily driven by increased sales and increased amortization of deferred commissions and a $4.0 million increase in stock-based compensation expense driven by equity grants to existing and new employees. Sales and marketing expenses as a percentage of revenue decreased 9 percentage points year-over-year due to the impact of the COVID-19 pandemic and our focus on driving greater efficiency from our solution selling strategy and simplifying our product offerings, as well our focus on higher performing geographies and segments producing a greater return on investment.

Our sales and marketing expenses are generally higher for acquiring new, or expanding existing, customers than for renewals of existing customer subscriptions. We expect to continue to invest in capturing our large market opportunity globally and capitalize on our competitive position with continued focus on our long-term margin objectives. We expect our sales and marketing expenses will continue to decrease as a percentage of revenue over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments and as we continue to focus on improving sales productivity and simplifying our product offerings. While we expect certain expenses that were reduced due to COVID-19 to partially return over time, we do not expect to return to pre-COVID-19 levels, even after we return to an office-based environment.

General and Administrative

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$106,670	$102,794	$3,876	4%
Percentage of revenue	14%	15%

The increase in absolute dollars was primarily due to an increase of $3.8 million in stock-based compensation expense driven by equity grants to existing and new employees and an increase of $0.9 million in employee and related costs. The increase in general and administrative expenses was partially offset by a decrease of $1.0 million in outside agency costs and consulting services. General and administrative expense as a percentage of revenue decreased 1 percentage point year-over-year. We expect our general and administrative expense to slowly increase in dollars but to decrease as a percentage of revenue over time as we benefit from greater operational efficiency.

Interest Expense, Net and Other Income (Loss), Net

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$(7,010)	$(2,338)	$(4,672)	*
Other income (loss), net	$2,426	(1,128)	3,554	*

*	Percentage change not meaningful

The increase in interest expense, net is primarily due to a decrease of $3.0 million in interest income from our certificates of deposit and money market funds due to a lower interest rate environment, an increase of $1.3 million in interest expense related to finance leases provisioned for our data center facilities, and an increase of $0.6 million in interest expense related to the amortization of the debt discount and issuance costs of our convertible senior notes.

The increase in other income (loss), net is primarily due to higher foreign currency gains.

Provision for Income Taxes

	Year Ended January 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$1,207	$1,410	$(203)	(14)%

The decrease in provision expense was primarily due to lower foreign tax expense in the period.

Liquidity and Capital Resources

	Year Ended January 31,
	2021	2020	2019	*
	(in thousands)
Net cash provided by operating activities	$196,834	$44,713	$55,321
Net cash used in investing activities	(16,383)	(13,296)	(16,151)
Net cash provided by (used in) financing activities	218,677	(53,416)	(29,567)

*	As reported and disclosed under ASC Topic 840

As of January 31, 2021, we had cash, cash equivalents, and restricted cash of $595.5 million. Our cash and cash equivalents are comprised primarily of overnight cash deposits and money market funds. We generated positive cash flows from operations as reflected in our consolidated statements of cash flows for the twelve-month period ended January 31, 2021. While we may continue to incur operating losses, we expect to continuously improve overall cash flows from operations through improvements to our working capital management processes to provide capital resources for strategic initiatives to grow our business.

Since our inception, we have financed our operations primarily through equity, cash generated from sales and debt financing. We believe our existing cash and cash equivalents, together with our finance leases and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, data center expansions, the timing and extent of spending to support development efforts, the expansion of sales and marketing and international operation activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. The Notes are senior unsecured obligations and do not bear regular interest. Each $1,000 principal amount of the Notes will initially be convertible into 38.7665 shares of our Class A common stock, which is equivalent to an initial conversion price of approximately $25.80 per share, subject to adjustment upon the occurrence of specified events.

The Notes are convertible at the option of the holders of the Notes at any time prior to the close of business on the business day immediately preceding October 15, 2025, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on April 30, 2021 (and only during such fiscal quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the Notes on each such trading day; (3) if we call the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.

On or after October 15, 2025, holders of the Notes may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Effective February 5, 2021, we have made an irrevocable election to settle the principal portion of the Notes only in cash. Accordingly, upon conversion, we will pay the principal portion in cash and we will pay or deliver, as the case may be, the conversion premium in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election.

We may not redeem the Notes prior to January 20, 2024. We may redeem for cash all or any portion of the Notes, at our option, on or after January 20, 2024, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid special interest to, but excluding the redemption date. No sinking fund is provided for the Notes, which means we are not required to redeem or retire the Notes periodically.

Upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) prior to the maturity date, subject to certain conditions, holders of the Notes may require us to repurchase all or a portion of the Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.

As of January 31, 2021, the conditions allowing holders of the Notes to convert were not met.

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the “November 2017 Facility”) and on July 12, 2019, we entered into Amendment No. 1 to the November 2017 Facility. Pursuant to the terms of the amendment, among other changes, (i) the maturity date of borrowings under the November 2017 Facility was extended from November 27, 2020 to July 12, 2022; (ii) the revolving commitments were increased from $85.0 million to $100.0 million; (iii) the sublimit for the issuance of letters of credit was increased from $30.0 million to $45.0 million; (iv) the covenant in the November 2017 Facility that limits the amount of finance leases and debt that we can incur to finance the acquisition, construction or improvement of any equipment or capital assets was increased from $100.0 million to $200.0 million; and (v) a clause for the issuance of debt constituting convertible debt securities was added, limiting the debt to an aggregate principal amount not to exceed the greater of (a) $350.0 million and (b) immediately after giving pro forma effect to the incurrence of such debt, an amount that would not cause the total leverage ratio to exceed 6.00 to 1.00. The total leverage ratio is defined in Amendment No. 1 as the ratio of (a) all outstanding funded debt to (b) earnings before interest, taxes, depreciation, and amortization (EBITDA), as of the end of the twelve-month period most recently ended for which financial statements are available. The proceeds of the revolving loans may be used for general corporate purposes. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%. Interest on the revolving loans is payable quarterly in arrears with respect to loans based on the prime rate and at the end of an interest period in the case of loans based on the LIBOR rate (or at each three-month interval if the interest period is longer than three months). Borrowings under the November 2017 Facility are collateralized by substantially all of our assets. The November 2017 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement. Additionally, the November 2017 Facility contains customary affirmative and negative covenants, including covenants limiting our, and our subsidiaries’, ability to, among other things, grant liens, incur debt, pay dividends or distributions on the capital stock, effect certain mergers, make investments, dispose of assets and enter into transactions with affiliates, in each case subject to customary exceptions for a credit facility of the size and type of the November 2017 Facility.

As of January 31, 2021, debt outstanding under the November 2017 Facility was $30.0 million.

Operating Activities

For the year ended January 31, 2021, cash provided by operating activities was $196.8 million. The primary factors affecting our operating cash flows during this period were our net loss of $43.4 million, offset by non-cash charges of $154.3 million for stock-based compensation, $75.5 million for depreciation and amortization of our property and equipment and capitalized software, $36.1 million for amortization of deferred commissions, and net cash outflows of $26.6 million provided by changes in our operating assets and liabilities. The primary drivers for the changes in operating assets and liabilities include a $48.0 million increase in deferred commissions primarily due to new and expanded deployments with paying customers during the period, a $45.7 million decrease in operating lease liabilities, an $18.9 million increase in accounts receivable that was primarily due to higher sales and relative timing of our cash collections, and a $12.3 million decrease in accounts payable, partially offset by a $41.8 million increase in deferred revenue that was primarily due to seasonality in our sales cycle which is concentrated in the back half of our fiscal year, predominantly in the last quarter, a $40.7 million decrease in operating right-of-use assets, a $9.4 million increase in accrued expenses and other liabilities, and a $6.3 million decrease in prepaid expenses and other assets.

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

Investing Activities

Cash used in investing activities of $16.4 million for the year ended January 31, 2021 was primarily due to $9.1 million of fixed asset purchases to support our offices and employees and $7.4 million of capitalized internally developed software costs associated with the development of additional significant features and functionality to our products.

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

Financing Activities

Cash provided by financing activities of $218.7 million for the year ended January 31, 2021 was primarily due to $308.6 million of net proceeds from the issuance of the Notes, $30.0 million of additional borrowings on our November 2017 Facility, $18.6 million from issuances of common stock under the 2015 ESPP, and $10.3 million of proceeds from the exercise of stock options, partially offset by $60.0 million of principal payments of finance lease liabilities, $48.8 million of employee payroll taxes paid related to net share settlement of restricted stock, and $40.0 million of payment towards our November 2017 Facility.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of January 31, 2021 (in thousands):

		Payments Due by Period
		Less Than 1			More Than
	Total	Year	1-3 Years	3-5 Years	5 Years
November 2017 Facility (1)	$31,263	$936	$30,327	$—	$—
Convertible senior notes (2)	345,000	—	—	345,000	—
Operating lease liabilities, net of sublease income amounts (3)	281,016	59,002	97,669	60,783	63,562
Finance leases (4)	116,470	53,788	61,127	1,555	—
Purchase obligations (5)	265,640	11,540	42,432	211,668	—
Total	$1,039,389	$125,266	$231,555	$619,006	$63,562

(1)	Includes principal, interest, and unused commitment fees on our line of credit under the November 2017 Facility.
(2)	Consists of principal on our 0.00% convertible senior notes due January 15, 2026.
(3)

Includes operating lease liabilities for certain of our offices and data centers. As of January 31, 2021, we expected to receive sublease income of $22.5 million over the next four years from tenants in certain of our leased facilities. The amounts set forth in the table above do not include any sublease income amounts nor does the table include payments for short-term leases or variable lease payments.

(4)	Includes obligations related to our servers and related equipment for our data center operations.
(5)

Includes purchase obligations which were not recognized on the consolidated balance sheet as of January 31, 2021, related primarily to infrastructure services and IT software and support services costs. Our contracts for infrastructure services and IT software, which have terms ranging from 2 to 8 years, support our long-term goals of improving gross margin. In addition to the purchase obligations included in the table above, as of January 31, 2021, we had recognized a total of $14.9 million related to non-cancellable contractual purchases, which were included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities on the balance sheet. $9.2 million, $3.8 million, and $1.9 million is due to be paid in the years ending January 31, 2022, 2023, and 2024, respectively.

Off-Balance Sheet Arrangements

Through January 31, 2021, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

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

Revenue Recognition

We derive our revenue from three sources: (1) subscription revenue, which is comprised of subscription fees from customers who have access to our cloud content management platform, and other subscription-based services, which all include routine customer support; (2) revenue from customers purchasing our premier services package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

Revenue is recognized when control of these services is transferred to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those services.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue as we satisfy a performance obligation

Subscription and Premier Services Revenues

We recognize revenue as we satisfy a performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the contract term.

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

•

Expected Volatility. Beginning in fiscal year 2019, we have estimated the expected volatility of the stock option grants and 2015 ESPP purchase rights based on the historical volatility of our Class A common stock over a period equivalent to the expected term of the stock option grants and 2015 ESPP purchase rights, respectively. In previous years, we derived the expected volatility from the historical stock volatilities of several unrelated public companies within the same industry that we considered to be comparable to our business over a period equivalent to the expected term of the stock option grants and 2015 ESPP purchase rights as we did not have sufficient trading history of our Class A common stock.

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

Non-GAAP operating income (loss) and non-GAAP operating margin

We define non-GAAP operating income (loss) as operating income (loss) excluding expenses related to stock-based compensation (SBC), acquired intangible assets amortization, and as applicable, other special items. Non-GAAP operating margin is defined as non-GAAP operating income (loss) divided by revenue. Although SBC is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. For restricted stock unit awards, the amount of stock-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Management believes it is useful to exclude SBC in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology and trade names, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of purchased intangibles is a static expense, one that is not typically affected by operations during any particular period. Furthermore, Box excludes the following expenses as they are considered by management to be special items outside of Box’s core operating results: (1) fees related to shareholder activism, which include directly applicable third-party advisory and professional service fees, (2) expenses related to certain litigation, (3) expenses associated with restructuring activities, consisting primarily of severance and other personnel-related costs, and (4) expenses related to announced acquisitions, including transaction and discrete tax costs. There are no expenses related to litigation excluded from non-GAAP operating income (loss) in any of the periods presented.

Non-GAAP net income (loss) and net income (loss) per share

We define non-GAAP net income (loss) as net loss excluding expenses related to stock-based compensation, acquired intangible assets amortization and as applicable, other special items. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP net income (loss). These items include expenses related to certain litigation and the amortization of the debt discount and issuance costs associated with our Notes, which are amortized as interest expense, because they are considered by management to be special items outside our core operating results. We define non-GAAP net income (loss) per share as non-GAAP net income (loss) divided by the weighted-average outstanding shares. Similarly, the same adjusting items specified in our reconciliation of GAAP to non-GAAP net income (loss) are also excluded from the calculation of non-GAAP net income (loss) per share.

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

The following table sets forth our reconciliation of the non-GAAP financial measures for years ended January 31, 2021, 2020 and 2019 (in thousands, except per share data and percentages). We adopted ASC Topic 842, effective February 1, 2019, utilizing the modified retrospective method. The reported results for fiscal year 2020 onwards reflect the application of ASC 842, while the reported results for fiscal years presented prior to adoption are not adjusted and continue to be reported under ASC Topic 840.

	Year Ended January 31,
	2021	2020	2019
GAAP operating loss	$(37,642)	$(139,472)	$(134,237)
Stock-based compensation	154,292	145,988	119,296
Acquired intangible assets amortization	—	—	24
Acquisition-related expenses	790	—	—
Fees related to shareholder activism	1,402	1,154	—
Restructuring activities	—	1,651	—
Non-GAAP operating income (loss)	$118,842	$9,321	$(14,917)

GAAP operating margin	(5)%	(20)%	(22)%
Stock-based compensation	20	21	20
Acquired intangible assets amortization	—	—	—
Acquisition-related expenses	—	—	—
Fees related to shareholder activism	—	—	—
Restructuring activities	—	—	—
Non-GAAP operating margin	15%	1%	(2)%

GAAP net loss	$(43,433)	$(144,348)	$(134,612)
Stock-based compensation	154,292	145,988	119,296
Acquired intangible assets amortization	—	—	24
Amortization of debt discount and issuance costs	647	—	—
Acquisition-related expenses	790	—	—
Fees related to shareholder activism	1,402	1,154	—
Gain on investment in strategic equity securities	—	—	(2,035)
Restructuring activities	—	1,651	—
Non-GAAP net income (loss)	$113,698	$4,445	$(17,327)

GAAP net loss per share, basic and diluted	$(0.28)	$(0.98)	$(0.95)
Stock-based compensation	0.99	0.99	0.84
Acquired intangible assets amortization	—	—	—
Amortization of debt discount and issuance costs	—	—	—
Acquisition-related expenses	0.01	—	—
Fees related to shareholder activism	0.01	0.01	—
Gain on investment in strategic equity securities	—	—	(0.01)
Restructuring activities	—	0.01	—
Non-GAAP net income (loss) per share, basic	$0.73	$0.03	$(0.12)
Non-GAAP net income (loss) per share, diluted	$0.70	$0.03	$(0.12)
Weighted-average shares used to compute GAAP net loss per share, basic and diluted	155,849	147,762	141,351
Weighted-average shares used to compute Non-GAAP net income (loss) per share
Basic	155,849	147,762	141,351
Diluted	162,310	153,755	141,351

Net cash provided by operating activities	$196,834	$44,713	$55,321
Purchases of property and equipment, net of proceeds from sales	(9,052)	(5,444)	(14,806)
Principal payments of finance lease liabilities	(60,020)	(38,542)	(23,930)
Capitalized internal-use software costs	(7,438)	(7,957)	(2,761)
Free cash flow	$120,324	$(7,230)	$13,824
Net cash used in investing activities	$(16,383)	$(13,296)	$(16,151)
Net cash provided by (used in) financing activities	$218,677	$(53,416)	$(29,567)

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and restricted cash of $595.5 million as of January 31, 2021. Our cash and cash equivalents primarily consist of overnight deposits and money market funds. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of January 31, 2021, we had total debt outstanding with a carrying amount of $30.0 million which approximates fair value. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.

Effective September 5, 2019, we entered into a swap agreement with Wells Fargo Bank, National Association (Swap Agreement), in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five year term of the agreement. As of January 31, 2021, our interest rate swap had a notional value of $30.0 million.

A hypothetical 10% increase or decrease in interest rates after January 31, 2021 under the November 2017 Facility and in connection with our Swap Agreement would not have a material impact on the combined net fair value of our outstanding debt and Swap Agreement.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. The Notes are senior unsecured obligations and do not bear regular interest. As a result, the interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows, or results of operations. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 11 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. Five of the 11 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Our international subsidiaries maintain certain asset and liability balances that are denominated in foreign currencies. Additionally, fluctuations in foreign currency exchange rates can result in fluctuations in our total assets, liabilities, and cash flows and may cause us to recognize transaction gains and losses in our statement of operations impacting our revenue and operating expenses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. For the years ended January 31, 2021 and 2020, we incurred $2.5 million in foreign exchange gains and $1.1 million in foreign exchange losses, respectively. There were no material foreign exchange gains or losses for the year ended January 31, 2019.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Box, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Box, Inc. (the Company) as of January 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 19, 2021 expressed an unqualified opinion thereon.

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

March 19, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Box, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Box, Inc.’s internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Box, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2021, and the related notes and our report dated March 19, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Jose, California

March 19, 2021

BOX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$595,082	$195,586
Accounts receivable	228,309	209,434
Prepaid expenses and other current assets	16,785	21,865
Deferred commissions	39,110	30,841
Total current assets	879,286	457,726
Property and equipment, net	160,148	190,976
Operating lease right-of-use assets, net	194,253	197,806
Goodwill	18,740	18,740
Deferred commissions, non-current	66,481	62,762
Other long-term assets	32,774	31,981
Total assets	$1,351,682	$959,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,546	$16,752
Accrued compensation and benefits	39,123	32,516
Accrued expenses and other current liabilities	27,582	25,700
Finance lease liabilities	49,888	54,634
Operating lease liabilities	47,771	40,339
Deferred revenue	443,929	407,493
Total current liabilities	612,839	577,434
Debt, net, non-current	297,614	40,000
Finance lease liabilities, non-current	60,351	83,427
Operating lease liabilities, non-current	192,531	206,141
Deferred revenue, non-current	21,684	16,356
Other long-term liabilities	15,598	14,276
Total liabilities	1,200,617	937,634
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 159,851 and 150,611 shares issued and outstanding as of January 31, 2021 and 2020, respectively	16	15
Additional paid-in capital	1,474,843	1,302,072
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive loss	(938)	(307)
Accumulated deficit	(1,321,679)	(1,278,246)
Total stockholders’ equity	151,065	22,357
Total liabilities and stockholders’ equity	$1,351,682	$959,991

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2021	2020	2019	*
Revenue	$770,770	$696,264	$608,386
Cost of revenue	224,738	215,577	173,594
Gross profit	546,032	480,687	434,792
Operating expenses:
Research and development	201,262	199,750	163,750
Sales and marketing	275,742	317,615	312,210
General and administrative	106,670	102,794	93,069
Total operating expenses	583,674	620,159	569,029
Loss from operations	(37,642)	(139,472)	(134,237)
Interest expense, net	(7,010)	(2,338)	(316)
Other income (loss), net	2,426	(1,128)	1,339
Loss before provision for income taxes	(42,226)	(142,938)	(133,214)
Provision for income taxes	1,207	1,410	1,398
Net loss	$(43,433)	$(144,348)	$(134,612)
Net loss per share, basic and diluted	$(0.28)	$(0.98)	$(0.95)
Weighted-average shares used to compute net loss per share, basic and diluted	155,849	147,762	141,351

*	As reported and disclosed under ASC Topic 840

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended January 31,
	2021	2020	2019	*
Net loss	$(43,433)	$(144,348)	$(134,612)
Other comprehensive loss**:
Changes in foreign currency translation adjustment	411	(124)	(265)
Changes in unrealized loss on cash flow hedge	(1,042)	(206)	—
Other comprehensive loss:	(631)	(330)	(265)
Comprehensive loss	$(44,064)	$(144,678)	$(134,877)

*	As reported and disclosed under ASC Topic 840
**	Tax effect was not material

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Class A and Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated		Total Stockholders'
	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	*	Equity
Balance as of January 31, 2018	137,317	$13	$1,054,932	$(1,177)	$288	$(1,039,088)		$14,968
Issuance of common stock upon stock option exercises	1,980	—	16,326	—	—	—		16,326
Issuance of common stock in connection with fiscal year 2019 acquisitions	40	—	1,053	—	—	—		1,053
Issuance of common stock in connection with charitable donations	12	—	243	—	—	—		243
Stock-based compensation related to stock awards	—	—	115,852	—	—	—		115,852
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	3,345	1	—	—	—	—		1
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(43,824)	—	—	—		(43,824)
Cumulative effect of ASC Topic 606 adoption	—	—	—	—	—	39,802		39,802
Common stock issued under employee stock purchase plan	1,617	—	21,861	—	—	—		21,861
Other comprehensive loss	—	—	—	—	(265)	—		(265)
Net loss	—	—	—	—	—	(134,612)		(134,612)
Balance as of January 31, 2019	144,311	14	1,166,443	(1,177)	23	(1,133,898)		31,405
Issuance of common stock upon stock option exercises	659	—	5,965	—	—	—		5,965
Stock-based compensation related to stock awards	—	—	149,567	—	—	—		149,567
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	4,167	1	—	—	—	—		1
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(43,328)	—	—	—		(43,328)
Common stock issued under employee stock purchase plan	1,474	—	23,425	—	—	—		23,425
Other comprehensive loss	—	—	—	—	(330)	—		(330)
Net loss	—	—	—	—	—	(144,348)		(144,348)
Balance as of January 31, 2020	150,611	15	1,302,072	(1,177)	(307)	(1,278,246)		22,357
Issuance of common stock upon stock option exercises	1,995	—	10,261	—	—	—		10,261
Stock-based compensation related to stock awards	—	—	151,873	—	—	—		151,873
Vesting of restricted stock units, net of shares withheld for employee payroll taxes	5,100	1	—	—	—	—		1
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(48,761)	—	—	—		(48,761)
Common stock issued under employee stock purchase plan	2,145	—	18,595	—	—	—		18,595
Equity component of convertible senior notes, net of issuance costs	—	—	68,576	—	—	—		68,576
Purchase of capped calls related to convertible senior notes	—	—	(27,773)	—	—	—		(27,773)
Other comprehensive loss	—	—	—	—	(631)	—		(631)
Net loss	—	—	—	—	—	(43,433)		(43,433)
Balance as of January 31, 2021	159,851	$16	$1,474,843	$(1,177)	$(938)	$(1,321,679)		$151,065

*

We adopted ASC Topic 842, effective February 1, 2019, utilizing the modified retrospective method. The reported results for fiscal year 2020 onwards reflect the application of ASC 842 while the reported results for fiscal years presented prior to adoption are not adjusted and continue to be reported under ASC Topic 840.

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2021	2020	2019	*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,433)	$(144,348)	$(134,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,478	59,424	46,320
Stock-based compensation expense	154,292	145,988	119,296
Amortization of deferred commissions	36,053	25,922	17,323
Other	1,071	(147)	(1,446)
Changes in operating assets and liabilities
Accounts receivable, net	(18,875)	(34,304)	(12,415)
Deferred commissions	(48,041)	(43,962)	(37,561)
Operating lease right-of-use assets, net	40,726	35,449	—
Prepaid expenses and other assets	6,348	(7,108)	(4,999)
Accounts payable	(12,301)	(100)	1,655
Accrued expenses and other liabilities	9,477	(5,851)	(2,172)
Operating lease liabilities	(45,725)	(35,058)	—
Deferred revenue	41,764	48,808	63,932
Net cash provided by operating activities	196,834	44,713	55,321
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net of proceeds from sales	(9,052)	(5,444)	(14,806)
Capitalized internal-use software costs	(7,438)	(7,957)	(2,761)
Other	107	105	1,416
Net cash used in investing activities	(16,383)	(13,296)	(16,151)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt, net of issuance costs paid of $8,625	336,375	—	—
Purchase of capped calls related to convertible debt	(27,773)	—	—
Proceeds from borrowings, net of borrowing costs	30,000	—	—
Principal payments on borrowings	(40,000)	—	—
Proceeds from exercise of stock options	10,261	5,965	16,326
Proceeds from issuances of common stock under employee stock purchase plan	18,595	23,425	21,861
Employee payroll taxes paid related to net share settlement of restricted stock units	(48,761)	(43,328)	(43,824)
Principal payments of finance lease liabilities	(60,020)	(38,542)	(23,930)
Acquisition related contingent consideration	—	(936)	—
Net cash provided by (used in) financing activities	218,677	(53,416)	(29,567)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	797	(171)	(273)
Net increase (decrease) in cash, cash equivalents, and restricted cash	399,925	(22,170)	9,330
Cash, cash equivalents, and restricted cash, beginning of period	195,586	217,756	208,426
Cash, cash equivalents, and restricted cash, end of period	$595,511	$195,586	$217,756
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$7,481	$5,549	$2,585
Cash paid for income taxes, net of tax refunds	1,472	2,835	1,600
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in finance lease liabilities	$31,282	$103,420	$50,999
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH INFORMATION:
Cash and cash equivalents, beginning of period	$195,586	$217,518	$208,076
Restricted cash, beginning of period	—	238	350
Cash, cash equivalents, and restricted cash, beginning of period	$195,586	$217,756	$208,426
Cash and cash equivalents, end of period	$595,082	$195,586	$217,518
Restricted cash, end of period	429	—	238
Cash, cash equivalents, and restricted cash, end of period	$595,511	$195,586	$217,756

*	As reported and disclosed under ASC Topic 840

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of the allowance for accounts receivable, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, the liability and equity allocation of our convertible senior notes, timing and costs associated with our asset retirement obligations, the nature and timing of satisfaction of performance obligations, estimate of standalone selling price allocation included in contracts with multiple performance obligations, the estimated expected benefit period for deferred commissions, the estimated useful life of capitalized internally developed software costs, observable price changes of non-marketable equity securities, the incremental borrowing rate we use to determine our lease liabilities, fair values of stock-based awards, legal contingencies, the valuation of deferred income tax assets, and unrecognized tax benefits, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Revenue Recognition

We derive our revenue primarily from three sources: (1) subscription revenue, which is comprised of subscription fees from customers who have access to our cloud content management platform, and other subscription-based services, which all include routine customer support; (2) revenue from customers purchasing our premier services package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

Revenue is recognized when control of these services is transferred to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those services.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations in the contract
•	Recognition of revenue as we satisfy a performance obligation

Subscription and Premier Services Revenues

We recognize revenue as we satisfy a performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the contract term.

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

We deferred sales commissions costs of $48.0 million, $44.0 million and $37.6 million during the years ended January 31, 2021, 2020 and 2019, respectively, and amortized $36.1 million, $25.9 million and $17.3 million of deferred commissions during the same periods respectively.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed deposit insurance coverage limits.

We sell to a broad range of customers. Our revenue is derived substantially from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of January 31, 2021 and 2020, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. One reseller, which is also a customer, represented 10% and 11% of revenue for the years ended January 31, 2020 and 2019, respectively. No single customer represented over 10% of revenue in the year ended January 31, 2021.

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

Geographic Locations

For the years ended January 31, 2021, 2020 and 2019, revenue attributable to customers in the United States was 72%, 75% and 77%, respectively. For the years ended January 31, 2021 and 2020, revenue attributable to customers in Japan was 14% and 10%, respectively. No country outside of the United States comprised 10% or greater of our revenue for the year ended January 31, 2019.

Substantially all of our net assets are located in the United States. As of January 31, 2021 and 2020, property and equipment located in the United States was approximately 96% and 94%, respectively.

Foreign Currency Translation and Transactions

The functional currency of our principal foreign subsidiary is the U.S. dollar; for the other foreign subsidiaries, the functional currency is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars for those entities that do not have U.S. dollars as their functional currency are recorded as part of a separate component of the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in the consolidated statements of operations for the period. Monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Translation adjustments at the balance sheet dates were not material. We incurred $2.5 million in foreign currency transaction gains during the year ended January 31, 2021 and $1.1 million in foreign currency transaction losses during the year ended January 31, 2020, respectively. Transaction gains and losses recognized were not material during the year ended January 31, 2019.

Cash and Cash Equivalents

We consider all highly liquid investments with an initial maturity of 90 days or less at the date of purchase to be cash equivalents. We maintain such funds in overnight cash deposits and money market funds.

Fair Value of Financial Instruments

We measure cash and cash equivalents and restricted cash at fair value at each reporting period using a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. We define fair value as the exchange price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

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

Non-marketable equity securities include our privately held strategic equity securities without readily determinable fair values. We recorded these privately held strategic equity securities without readily determinable fair values using a measurement alternative which measures the securities at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes with a same or similar security from the same issuer. Our non-marketable equity securities are recorded at fair value only if an impairment or observable price adjustment is recognized in the current period. If an observable price adjustment or impairment is recognized on our non-marketable equity securities, we classify these assets as Level 3 within the fair value hierarchy based on the nature of the fair value inputs. During the year ended January 31, 2019, we recognized a $2.0 million gain on the sale of a strategic equity investment. There were no other adjustments for impairment or observable price changes during the other periods presented. The aggregate carrying value of our privately held strategic equity securities is not material for all periods presented and is included in other long-term assets on the consolidated balance sheets.

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

Convertible Senior Notes

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible seniors notes due January 15, 2026. In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The difference represents the debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The equity component, which is recorded in additional paid-in capital, is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to the liability and equity components based on their relative values. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the Notes using the effective interest rate method. The issuance costs attributable to the equity component were netted against the equity component in additional paid-in capital.

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

Internal-Use Software Costs

We capitalize costs to develop software for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once an application has reached the development stage, qualifying internal and external costs are capitalized until the application is substantially complete and ready for its intended use. Capitalized qualifying costs are amortized on a straight-line basis when the software is ready for its intended use over an estimated useful life, which is generally three years. Internal-use software costs also include third-party on-premises software, which is amortized over the lesser of five years or the license term. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

We capitalize qualifying implementation costs incurred in a hosting arrangement that is a service contract based on the existing guidance for internally developed software, which is presented as part of our prepaid expenses and other current assets and other long-term assets based on the term of the associated hosting arrangement. Qualifying external and internal costs incurred during the application development stage of implementation are capitalized and costs incurred during the preliminary project and post implementation stages are expensed as incurred. We amortize capitalized qualifying implementation costs on a straight-line basis when the module or component of the hosting arrangement is ready for its intended use over the shorter of (i) the contract term plus the renewal period and (ii) three years. The amortization of capitalized qualifying implementation cost is presented in the same line item as fees for the associated hosting arrangement in the consolidated statements of operations. We test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the years ended January 31, 2021, 2020 and 2019 were $15.0 million, $25.6 million and $30.2 million, respectively.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Reference rate reform refers to the global transition away from certain reference rates, such as the London Interbank Offered Rate (LIBOR), and to the introduction of new reference rates that are based on a larger and more liquid population of observable transactions. ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which refines the scope of Topic 848 and clarifies some of its guidance. The amendments in both updates were effective upon issuance and may be applied prospectively through December 31, 2022. We are currently evaluating the impact of the expedients and exceptions of this new standard on our November 2017 Facility and our hedging relationships that reference LIBOR.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update were implemented by the FASB to reduce the number of accounting models for convertible debt instruments. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. There will no longer be a debt discount representing the difference between the carrying value, excluding issuance costs, and the principal of the convertible debt instrument and, as a result, there will no longer be interest expense from the amortization of the debt discount over the term of the convertible debt instrument. The amendments in this update also require the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. The amendments in this standard are effective for fiscal years beginning after December 15, 2021, including interim periods within that fiscal year, with early adoption permitted. We intend to early adopt this update, effective February 1, 2021, using the modified retrospective method. Adoption of the amendments in this update is expected to result in a decrease of accumulated deficit of approximately $0.6 million, a decrease of additional paid-in capital of approximately $68.7 million, and an increase of debt, net, noncurrent of approximately $68.1 million.

Note 3. Revenue

Contract Assets

Contract assets, which are presented within accounts receivable, were not material as of January 31, 2021 and 2020.

Deferred Revenue

Deferred revenue was $465.6 million and $423.8 million as of January 31, 2021 and 2020, respectively. During the fiscal years ended January 31, 2021 and 2020, we recognized $407.5 million and $353.6 million that was included in the deferred revenue balance as of January 31, 2020 and 2019, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of January 31, 2021, we had remaining performance obligations for subscription contracts of $896.9 million. We expect to recognize revenue on 61% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

Disaggregation of Revenues

For the fiscal years ended January 31, 2021 and 2020, revenue attributable to customers in the United States was 72% and 75%, respectively. For the fiscal years ended January 31, 2021 and 2020, revenue attributable to customers in Japan was 14% and 10%, respectively.

Note 4. Fair Value Measurements

Investments

Financial assets subject to the fair value disclosure requirements were as follows (in thousands):

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$256,861	$—	$—	$256,861
Total cash equivalents	$256,861	$—	$—	$256,861

	January 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$43,558	$—	$—	$43,558
Certificates of deposit	—	20,000	—	20,000
Total cash equivalents	$43,558	$20,000	$—	$63,558

Derivative Instruments and Hedging

In association with our debt described in Note 8, we are required to make variable rate interest payments based on a contractually specified interest rate index (e.g., LIBOR). The variable rate interest payments create interest rate risk as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the loan. To minimize our risk exposure due to the volatility of the interest rate index, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association, effective as of September 5, 2019 (Swap Agreement). This agreement, which is designated as a cash flow hedge, has a maturity of five years. Under the Swap Agreement, we have hedged a portion of the variable interest payments by effectively fixing our interest payments over the term of the agreement. As of January 31, 2021, our interest rate swap had a notional value of $30.0 million.

We classify the Swap Agreement within Level 2. As of January 31, 2021, the net unrealized loss of the interest rate swap, which is included in accrued expenses and other current liabilities and accumulated other comprehensive loss in our consolidated balance sheet, was $1.2 million. As of January 31, 2020, the net unrealized loss of the interest rate swap was not material. During the year ended January 31, 2021, the net derivative loss within accumulated other comprehensive loss reclassified into earnings was not material and we estimate that the amount to be reclassified from accumulated other comprehensive loss into earnings within the next 12 months will not be material.

Fair Value Measurements of Other Financial Instruments

In November 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility). As of January 31, 2021, we had total debt outstanding relating to the November 2017 Facility with a carrying amount of $30.0 million. The estimated fair value of the November 2017 Facility, which we have classified as a Level 2 financial instrument, approximates its carrying value.

Our 0.00% convertible senior notes due 2026 are recorded on our consolidated balance sheets at the net carrying value. As of January 31, 2021, the net carrying value of the Notes was $267.6 million and the principal amount of the Notes was $345.0 million. The difference between the principal amount of the Notes and the net carrying value represents the unamortized debt discount and unamortized debt issuance costs. Refer to Note 8 for additional details. The fair value of the Notes, which we have classified as a Level 2 instrument, was $348.4 million as of January 31, 2021. The fair value of the Notes was determined based on the quoted bid price of the Notes in an over-the-counter market on the last trading day of the reporting period, which was $101.00. As of January 31, 2021, based on the closing price of our Class A common stock of $17.34 on the last trading day of the quarter, the if-converted value of the Notes was less than the principal amount by $113.1 million.

Note 5. Balance Sheet Components

Allowance for Doubtful Accounts

Allowance for doubtful accounts, which is presented within accounts receivable, was $2.7 million and $3.2 million as of January 31, 2021 and 2020, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31,
	2021	2020
Prepaid expenses	$11,672	$16,416
Capitalized qualifying implementation costs incurred in a hosting arrangement that is a service contract, net of amortization (1)	1,672	1,202
Other current assets	3,441	4,247
Total prepaid expenses and other current assets	$16,785	$21,865

(1)

Capitalized stock-based compensation expense, which is included in these amounts, was not material for the periods presented. The accumulated amortization of the capitalized costs was $1.4 million and $0.6 million as of January 31, 2021 and 2020, respectively. Amortization expense related to capitalized costs was not material for the fiscal years ended January 31, 2021 and 2020. We have not recorded any related impairment charges during the periods presented.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	January 31,
	2021	2020
Servers and related equipment	$352,224	$312,369
Leasehold improvements	80,558	79,979
Computer hardware	25,810	23,086
Furniture and fixtures	14,157	14,192
Construction in progress	11,422	18,370
Total property and equipment	484,171	447,996
Less: accumulated depreciation	(324,023)	(257,020)
Total property and equipment, net	$160,148	$190,976

As of January 31, 2021, the gross carrying amount of property and equipment included $256.0 million of servers and related equipment and $7.1 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $152.5 million. As of January 31, 2020, the gross carrying amount of property and equipment included $216.4 million of servers and related equipment and $16.3 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $98.0 million.

Depreciation expense related to property and equipment was $68.1 million, $58.2 million and $46.3 million for the fiscal years ended January 31, 2021, 2020 and 2019, respectively. Included in these amounts were depreciation expense for servers and related equipment acquired under finance leases in the amount of $54.6 million, $43.4 million and $26.3 million, for the same periods respectively. Construction in progress primarily consists of servers and networking equipment and storage infrastructure being provisioned in our data center facilities. Interest capitalized to property and equipment was not material for the periods presented.

Operating Lease Right-of-Use Assets, Net

Operating lease right-of-use assets, net consisted of the following (in thousands):

	January 31,
	2021	2020
Operating lease right-of-use assets	$270,428	$233,255
Less: accumulated amortization	(76,175)	(35,449)
Operating lease right-of-use assets, net	$194,253	$197,806

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	January 31,
	2021	2020
Deposits, noncurrent	$2,707	$2,726
Internally developed software costs, net of amortization (1) (2)	16,071	14,521
On-premises software, net of amortization (2) (3)	8,749	10,594
Other assets, noncurrent	5,247	4,140
Other long-term assets	$32,774	$31,981

(1)	Capitalized stock-based compensation expense, which is included in these amounts, was $5.8 million and $5.0 million as of January 31, 2021 and 2020, respectively.
(2)

The accumulated amortization of capitalized software costs in the aggregate was $11.2 million and $1.7 million as of January 31, 2021 and 2020, respectively. Amortization expense related to capitalized software was $9.5 million and $1.7 million for the fiscal years ending January 31, 2021 and 2020, respectively. We have not recorded any material impairment charges during the periods presented.

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

The components of lease cost, which were included in operating expenses in our consolidated statements of operations, were as follows (in thousands):

	Year End January 31,
	2021	2020
Finance lease cost:
Amortization of finance lease right-of-use assets	$54,630	$43,448
Interest on finance lease liabilities	5,753	4,483
Operating lease cost, gross	54,243	48,870
Variable lease cost, gross	9,288	11,862
Sublease income	(10,969)	(11,504)
Total lease cost (1)	$112,945	$97,159

(1)	Short-term lease cost was not material for the periods presented and is not included in the table above.

Supplemental cash flow information related to leases was as follows (in thousands):

	Year End January 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$59,478	$48,675
Operating cash flows for finance leases	6,358	4,052
Financing cash flows for finance leases	60,020	38,542
Right-of-use assets obtained in exchange of lease obligations (1)
Operating leases	$39,267	$233,255
Finance leases	31,282	103,420

(1)	Amounts disclosed for the year ended January 31, 2020 include the adoption impact of ASC Topic 842 on the opening balance sheet as of February 1, 2019.

Supplemental information related to the remaining lease term and discount rate was as follows:

	January 31,
	2021	2020
Weighted-average remaining lease term (in years)
Operating leases	5.77	6.67
Finance leases	2.35	2.93

Weighted-average discount rate
Operating leases	5.27%	5.40%
Finance leases	4.44%	4.56%

As of January 31, 2021, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Fiscal years ending January 31:	Operating Leases (1)	Finance Leases
2022	$59,002	$53,788
2023	49,576	41,770
2024	48,093	19,357
2025	32,435	1,555
2026	28,348	—
Thereafter	63,562	—
Total lease payments	$281,016	$116,470
Less: imputed interest	(40,714)	(6,231)
Present value of total lease liabilities	$240,302	$110,239

(1)

Non-cancellable sublease proceeds for the fiscal years ending January 31, 2022, 2023, 2024, and 2025 of $9.3 million, $8.8 million, $2.3 million, and $2.1 million, respectively, are not included in the table above.

   We did not have any operating leases or finance leases that have not yet commenced as of January 31, 2021.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. The present value of our estimated asset retirement obligation for our headquarters facility, which is recorded in other long-term liabilities, was $3.1 million and $2.8 million as of January 31, 2021 and 2020, respectively. The accretion expense, which was included in operating expenses in our consolidated statements of operations, was not material for all periods presented.

Note 7. Commitments and Contingencies

Letters of Credit

As of January 31, 2021 and 2020, we had letters of credit in the aggregate amount of $27.0 million and $26.5 million, respectively, in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 8.

Purchase Obligations

As of January 31, 2021, future payments under non-cancellable contractual purchases which were not recognized on our consolidated balance sheet relate primarily to infrastructure services and IT software and support services costs, are as follows (in thousands):

Fiscal years ending January 31:
2022	$11,540
2023	40,092
2024	2,340
2025	434
2026	211,234
Thereafter	—
$265,640

In addition to the purchase obligations included above, as of January 31, 2021, we recognized a total of $14.9 million related to non-cancellable contractual purchases, which were included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities on the consolidated balance sheet. $9.2 million, $3.8 million, and $1.9 million is due to be paid in the years ending January 31, 2022, 2023 and 2024, respectively.

Legal Matters

From time to time, we are subject to claims that arise in the ordinary course of business, including matters we initiate to defend ourselves or our users by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of January 31, 2021. Additionally, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors, regardless of the outcome of such litigation.

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

Note 8. Debt

Convertible Senior Notes

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. The Notes are senior unsecured obligations and do not bear regular interest. Each $1,000 principal amount of the Notes will initially be convertible into 38.7665 shares of our Class A common stock, which is equivalent to an initial conversion price of approximately $25.80 per share, subject to adjustment upon the occurrence of specified events.

The Notes are convertible at the option of the holders of the Notes at any time prior to the close of business on the business day immediately preceding October 15, 2025, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on April 30, 2021 (and only during such fiscal quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the Notes on each such trading day; (3) if we call the Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.

On or after October 15, 2025, holders of the Notes may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Effective February 5, 2021, we have made an irrevocable election to settle the principal portion of the Notes only in cash. Accordingly, upon conversion, we will pay the principal portion in cash and we will pay or deliver, as the case may be, the conversion premium in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election.

We may not redeem the Notes prior to January 20, 2024. We may redeem for cash all or any portion of the Notes, at our option, on or after January 20, 2024, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid special interest to, but excluding the redemption date. No sinking fund is provided for the Notes, which means we are not required to redeem or retire the Notes periodically.

Upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) prior to the maturity date, subject to certain conditions, holders of the Notes may require us to repurchase all or a portion of the Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.

As of January 31, 2021, the conditions allowing holders of the Notes to convert were not met.

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes. The difference represents the debt discount that is amortized to interest expense over the term of the Notes using the effective interest rate method. The gross carrying amount of the equity component recorded was $70.5 million and was included in additional paid-in capital on the consolidated balance sheets upon issuance. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The effective interest rate of the liability component was 5.19%.

In accounting for the issuance costs related to the Notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the Notes using the effective interest rate method. The issuance costs attributable to the equity component were netted against the equity component in additional paid-in capital. Upon issuance of the Notes, we recorded liability issuance costs of $7.5 million and equity issuance costs of $1.9 million.

The net carrying amount of the liability component of the Notes consists of the following (in thousands):

January 31,
2021
Principal	345,000
Unamortized debt discount for conversion option	(69,916)
Unamortized issuance costs	(7,470)
Net carrying amount	267,614

The net carrying amount of the equity component of the Notes consists of the following (in thousands):

January 31,
2021
Debt discount for conversion option	70,509
Issuance costs	(1,933)
Net carrying amount	68,576

For the year ended January 31, 2021, the interest expense recognized related to the Notes was $0.6 million.

Capped Calls

In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (Capped Calls). The Capped Calls each have an initial strike price of approximately $25.80 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $35.58 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 13.4 million shares of our Class A common stock. Conditions that cause adjustments to the initial strike price of the Capped Calls are similar to the conditions that result in corresponding adjustments for the Notes. The Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $27.8 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

Line of Credit

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility) and on July12, 2019, we entered into Amendment No.1 to the November 2017 Facility. Pursuant to the terms of the amendment, among other changes, (i) the maturity date of borrowings under the November 2017 Facility was extended from November 27, 2020 to July 12, 2022; (ii) the revolving commitments were increased from $85.0 million to $100.0 million; (iii) the sublimit for the issuance of letters of credit was increased from $30.0 million to $45.0 million; (iv) the covenant in the November 2017 Facility that limits the amount of finance leases and debt that we can incur to finance the acquisition, construction or improvement of any equipment or capital assets was increased from $100.0 million to $200.0 million; and (v) a clause for the issuance of debt constituting convertible debt securities was added, limiting the debt to an aggregate principal amount not to exceed the greater of (a) $350.0 million and (b) immediately after giving pro forma effect to the incurrence of such debt, an amount that would not cause the total leverage ratio to exceed 6.00 to 1.00. The total leverage ratio is defined in Amendment No. 1 as the ratio of (a) all outstanding funded debt to (b) earnings before interest, taxes, depreciation, and amortization (EBITDA), as of the end of the twelve-month period most recently ended for which financial statements are available. The proceeds of the revolving loans may be used for general corporate purposes. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.  Interest on the revolving loans is payable quarterly in arrears with respect to loans based on the prime rate and at the end of an interest period in the case of loans based on the LIBOR rate (or at each three-month interval if the interest period is longer than three months). Borrowings under the November 2017 Facility are collateralized by substantially all of our assets. The November 2017 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement. Additionally, the November 2017 Facility contains customary affirmative and negative covenants, including covenants limiting our, and our subsidiaries’, ability to, among other things, grant liens, incur debt, pay dividends or distributions on the capital stock, effect certain mergers, make investments, dispose of assets, incur contractual obligations and commitments and enter into transactions with affiliates, in each case subject to customary exceptions for a credit facility of the size and type of the November 2017 Facility.

In April 2020, we drew an additional $30.0 million on the November 2017 Facility. During the year ended January 31, 2021, we paid down $40.0 million, of which $20.0 million was paid down in October 2020 and $20.0 million was paid down in January 2021, on our outstanding principal balance on the November 2017 Facility. As of January 31, 2021, we had total debt outstanding relating to the November 2017 Facility with a carrying amount of $30.0 million.

As of January 31, 2021 we were in compliance with all financial covenants.

In connection with the November 2017 Facility, for the years ended January 31, 2021, 2020 and 2019, we incurred interest expense, net of capitalized interest costs, of $1.1 million, $1.3 million, and $1.3 million, respectively. During the same periods, the amounts of interest capitalized were not material. Interest expense in connection with the November 2017 Facility includes interest charges for our line of credit, amortization of issuance costs, and unused commitment fees on our line of credit.

Note 9. Stockholders’ Equity

Common Stock

The holder of each share of Class A common stock is entitled to 1 vote per share. As of January 31, 2021 and 2020, we had authorized 1,000,000,000 shares of Class A common stock, par value of $0.0001 per share. 159,850,663 and 150,611,405 shares of Class A common stock were issued and outstanding as of January 31, 2021 and 2020, respectively.

Preferred Stock

As of January 31, 2021 and 2020, we had authorized 100,000,000 shares of undesignated preferred stock, par value of $0.0001 per share. No shares were issued or outstanding in the periods presented.

Treasury Stock

As of January 31, 2021 and 2020, we held an aggregate of 3,052,953 shares of common stock as treasury stock.

Note 10. Stock-Based Compensation

Employee Equity Plans

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Generally, our restricted stock units vest over four years and, (a) for employee new hire restricted stock unit grants, twenty-five percent vest one year from the vesting commencement date and continue to vest 1/16th per quarter thereafter; or (b) for employee refresh restricted stock unit grants, 1/16th per quarter vest from the vest commencement date schedule. As of January 31, 2021, 23,778,878 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of January 31, 2021, 1,288,378 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2019	9,096,961	$9.01	4.97	$108,731
Options granted	577,082	19.89
Option exercised	(659,348)	9.05
Options forfeited/cancelled	(242,110)	17.63
Balance as of January 31, 2020	8,772,585	$9.48	4.27	$60,221
Options granted	31,666	12.48
Option exercised	(1,994,667)	5.14
Options forfeited/cancelled	(192,547)	10.73
Balance as of January 31, 2021	6,617,037	$10.77	3.77	$48,098
Vested and expected to vest as of January 31, 2021	6,554,892	$10.68	3.74	$48,092
Exercisable as of January 31, 2021	5,348,780	$8.59	2.87	$47,974

Shares Subject to Options Outstanding Weighted-Average Weighted-Remaining Average Exercise Contractual Life Aggregate Shares Price (Years) Intrinsic Value (in thousands) Balance as of January 31, 2019 Options granted Option exercised Options forfeited/cancelled Balance as of January 31, 2020 Options granted Option exercised Options forfeited/cancelled Balance as of January 31, 2021 Vested and expected to vest as of January 31, 2021 Exercisable as of January 31, 2021 9,096,961 $9.01 4.97 $ 108,731 577,082 19.89 (659,34) 9.05 (242,110) 17.63  8,772,585 $ 9.48 4.27 $ 60,221 31,666 12.48  (1,994,667) 5.14  (192,547) 10.73 6,617,037  $ 10.773.77 $ 48,098 6,554,892 $ 10.68 3.74 $ 48,092 5,348,780 $ 8.59 2.87 $ 47,974

The aggregate intrinsic value of options vested and expected to vest and exercisable as of January 31, 2021 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the years ended January 31, 2021, 2020 and 2019 was $28.0 million, $5.9 million and $30.5 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the years ended January 31, 2021, 2020 and 2019 was $2.3 million, $5.3 million and $6.7 million, respectively. The weighted-average grant date fair value of options granted to employees during the years ended January 31, 2021, 2020 and 2019 was $5.41, $8.00 and $8.26 per share, respectively.

As of January 31, 2021, there was $1.7 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 1.46 years.

Stock Options with Market-Based Performance Goals

To further align our stockholders’ interests with executive officers’ interests, the Compensation Committee of our board of directors approved and granted performance-based stock options with market-based performance goals under the 2015 Plan to certain executive officers, which are subject to both the achievement of the market-based performance goal established by the Compensation Committee and the continued employment of the participant. These performance-based stock options vest only to the extent that both the market-based performance goal and time-based condition are satisfied. As of January 31, 2021, the total outstanding balance of performance-based stock options was 1,375,000.

The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method. Of the total $1.7 million in unrecognized stock-based compensation expense for stock options as of January 31, 2021, $1.0 million related to outstanding performance-based stock options with market-based performance goals, which is expected to be recognized over a weighted-average period of 1.87 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2019	18,098,707	$19.35
Granted	12,436,586	18.81
Vested, net of shares withheld for employee payroll taxes	(4,166,907)	19.92
Forfeited/cancelled	(4,560,279)	19.77
Unvested balance - January 31, 2020	21,808,107	$18.85
Granted	10,702,574	15.81
Vested, net of shares withheld for employee payroll taxes	(5,100,239)	18.27
Forfeited/cancelled	(13,079,764)	17.87
Unvested balance - January 31, 2021	14,330,678	$17.68

er of  Weighted-  Restricted  Average  Stock Units  Grant Date  Outstanding  Fair Value  Unvested balance - January 31, 2019  18,098,707  $  19.35  Granted  12,436,586  18.81  Vested, net of shares withheld for employee payroll taxes  (4,166,907)  19.92  Forfeited/cancelled  (4,560,279)  19.77  Unvested balance - January 31, 2020  21,808,107  $  18.85  Granted  10,702,574  15.82  Vested, net of shares withheld for employee payroll taxes  (5,100,239)  18.28  Forfeited/cancelled  (13,079,764)  17.87  Unvested balance - January 31, 2021  14,330,678  $  17.68

As of January 31, 2021, there was $236.2 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.58 years.

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

In the first quarter of fiscal year 2021, our Compensation Committee adopted and approved the performance criteria and targets for fiscal year 2021 under our omnibus Executive Plan (the Fiscal 2021 Executive Bonus Plan). The Fiscal 2021 Executive Bonus Plan provides opportunities for 100% equity incentive compensation payouts based on our actual achievement of pre-established corporate financial objectives, subject to review and a final approval by our Compensation Committee. During the year ended January 31, 2021, we recognized stock-based compensation expense related to the Fiscal 2021 Executive Bonus Plan in the amount of $8.3 million. The unrecognized compensation expense related to the ungranted and unvested Fiscal 2021 Executive Bonus Plan is $1.5 million, based on the expected performance against the pre-established corporate financial objectives as of January 31, 2021, which is expected to be recognized over a remaining weighted-average period of less than one year. The payouts of the Fiscal 2021 Executive Bonus Plan are expected to be made in the form of fully vested restricted stock units in the first quarter of fiscal year 2022.

2015 ESPP

During the first quarter of fiscal year 2021, the fair market value of our stock on the purchase date (i.e., March 15, 2020) was lower than the fair market value of our stock on the offering dates of our open offering periods. As a result, all open offering periods reset and the new lower price became the new offering price for a new 24 month offering period. These resets, including subsequent modifications, resulted in incremental fair value totaling $29.4 million during the year ended January 31, 2021, which is expected to be recognized over the remaining requisite service period. As of January 31, 2021, there was $27.2 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended January 31,
	2021	2020	2019
Cost of revenue	$18,936	$16,769	$14,065
Research and development	61,145	62,565	45,189
Sales and marketing	42,015	38,030	36,864
General and administrative	32,196	28,624	23,178
Total stock-based compensation	$154,292	$145,988	$119,296

Year Ended January 31,  2021  2020  2019  Cost of revenue  $  18,936  $  16,769  $  14,065  Research and development  61,145  62,565  45,189  Sales and marketing  42,015  38,030  36,864  General and administrative  32,196  28,624  23,178  Total stock-based compensation  $  154,292  $  145,988  $  119,296

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2021			2020			2019
Employee Stock Options
Expected term (in years)			5.8	5.5	–	5.8	5.5	–	5.8
Risk-free interest rate			0.6%			1.8%	2.8%	–	3.1%
Volatility			46%			45%			45%
Dividend yield			0%			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	–	2.0	0.5	–	2.0	0.5	–	2.0
Risk-free interest rate	0.1%	–	0.4%	1.7%	–	2.5%	2.0%	–	2.8%
Volatility	44%	–	54%	34%	–	55%	37%	–	50%
Dividend yield			0%			0%			0%

Year Ended January 31,  2021  2020  2019  Employee Stock Options  Expected term (in years)  5.8  5.5  –  5.8  5.5  –  5.8  Risk-free interest rate  0.6%  1.8%  2.8%  –  3.1%  Volatility  46%  45%  45%  Dividend yield  0%  0%  0%  Employee Stock Purchase Plan  Expected term (in years)  0.5  –  2.0  0.5  –  2.0  0.5  –  2.0  Risk-free interest rate  0.1%  –  0.4%  1.7%  –  2.5%  2.0%  –  2.8%  Volatility  44%  –  54%  34%  –  55%  37%  –  50%  Dividend yield  0%  0%  0%

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

Expected Volatility. We estimate the expected volatility of the stock option grants and 2015 ESPP purchase rights based on the historical volatility of our Class A common stock over a period equivalent to the expected term of the stock option grants and 2015 ESPP purchase rights, respectively

Risk-free Interest Rate. The risk-free rate that we use is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options and 2015 ESPP purchase rights.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended January 31,
	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(43,433)	$—	$(144,348)	$—	$(131,089)	$(3,523)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	155,849	—	147,762	—	137,652	3,699
Net loss per share—basic and diluted	$(0.28)	$—	$(0.98)	$—	$(0.95)	$(0.95)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended January 31,
	2021	2020	2019
Options to purchase common stock	5,225	7,598	9,819
Restricted stock units	17,029	16,478	14,539
Employee stock purchase plan	1,776	1,820	1,353
Shares related to the convertible senior notes	658	—	—
Total	24,688	25,896	25,711

Note 12. Income Taxes

The components of loss before provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
United States	$(38,928)	$(104,362)	$(90,408)
Foreign	(3,298)	(38,576)	(42,806)
Total	$(42,226)	$(142,938)	$(133,214)

The components of the provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	205	196	162
Foreign	1,351	1,485	1,885
Total	$1,556	$1,681	$2,047
Deferred:
Federal	$83	$—	$—
State	4	32	18
Foreign	(436)	(303)	(667)
Total	$(349)	$(271)	$(649)
Provision for income taxes	$1,207	$1,410	$1,398

The following is a reconciliation of the difference between the effective income tax rate and the federal statutory rate of 21% (in thousands):

	Year Ended January 31,
	2021	2020	2019
Tax benefit at federal statutory rate	$(8,867)	$(30,017)	$(27,975)
State taxes, net of federal benefit	6,798	(3,122)	(2,672)
Foreign rate difference	1,676	(305)	1,798
Nondeductible expenses	675	2,313	535
Research and development credit	(6,487)	(6,670)	(5,536)
Stock-based compensation	4,942	6,325	(6,541)
Change in reserve for unrecognized tax benefits	6,487	6,670	5,507
Change in valuation allowance, including the effect of tax rate change	2,301	26,462	35,061
Effect of tax rate change on deferred tax assets	(6,524)	—	1,028
Other	206	(246)	193
Total provision for income taxes	$1,207	$1,410	$1,398

During the fiscal year ended January 31, 2021, the United Kingdom (UK) passed the Finance Act 2020, which maintains the Corporate Income Tax (CIT) rate of 19% instead of the originally planned CIT rate reduction to 17% in April 2020. As a result, we re-measured our UK deferred tax assets using 19% and recorded a benefit of $6.5 million, which was fully offset by a valuation allowance.

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2021	2020
Deferred tax assets:
Net operating loss carryover	$243,820	$253,561
Accruals and reserves	7,822	10,187
Stock-based compensation	11,465	15,930
Section 59(e) capitalized research and development	19,485	—
Depreciation and amortization	6,618	6,288
Operating lease liabilities	59,455	62,698
Tax credit carryover	4,325	4,325
Deferred business interest expense	—	1,061
Other	1,213	1,904
Total deferred tax assets	354,203	355,954
Valuation allowance	(286,659)	(301,757)
Total deferred tax assets, net of valuation allowance	67,544	54,197
Deferred tax liabilities:
Operating lease right-of-use assets, net	(47,949)	(49,966)
Convertible debt	(17,322)	—
Deferred commissions	—	(2,433)
Goodwill with indefinite life amortization	(525)	(424)
Other	—	(28)
Total deferred tax liabilities	(65,796)	(52,851)
Net deferred tax assets	$1,748	$1,346

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, we have established a full valuation allowance against our U.S. and United Kingdom net deferred tax assets based on our history of losses. The valuation allowance decreased by $15.1 million and increased by $26.5 million, respectively, during the years ended January 31, 2021 and 2020.

As of January 31, 2021, we had federal, state and foreign net operating loss carryforwards of $697.1 million, $561.7 million and $318.4 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards generated prior to fiscal year 2019 will expire at various dates beginning in 2025, if not utilized. We have federal net operating loss carryforwards of $75.3 million, which can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2022, if not utilized. The foreign net operating loss carryforwards do not expire. In addition, as of January 31, 2021, we had federal and state research and development tax credit carryforwards of $39.1 million and $41.2 million, respectively. The federal research and development tax credit carryforwards will expire beginning in 2025 if not utilized. The state research and development tax credit carryforwards do not expire.

Utilization of the federal and state net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In the current year, the Company completed a Section 382 ownership change analysis covering the fiscal year 2015 to fiscal year 2021 tax periods, which concluded that the Company's net operating losses are not permanently limited. Subsequent ownership changes may further affect the limitation in future years.

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

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	Year Ended January 31,
	2021	2020	2019
Unrecognized tax benefits—beginning of period	$63,560	$49,883	$36,194
Reductions for tax positions related to prior year	(57)	(10)	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—	—	(20)
Additions for tax positions related to prior year	48	—	2,140
Additions for tax positions related to current year	13,876	13,687	11,569
Unrecognized tax benefits—end of period	$77,427	$63,560	$49,883

The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of January 31, 2021, 2020 and 2019. We do not expect our gross unrecognized tax benefits to change significantly over the next 12 months.

Our policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of our income tax provision. Interest and penalties were not significant during the years ended January 31, 2021, 2020 and 2019.

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

Note 13. Restructuring

Consistent with our focused efforts to drive more profitable growth, in the quarter ended January 31, 2020, we completed certain restructuring activities primarily in our sales and marketing organization, and to a lesser extent in our (1) research and development and (2) general and administrative organizations. The restructuring included eliminating specific senior roles, centralizing the reporting structures for certain functions and geographies, eliminating select sales overlay roles, and reducing headcount in lower performing geographies. In connection with the restructuring, we recorded a charge in the quarter ended January 31, 2020 in the amount of $1.65 million, which consisted entirely of severance and other personnel-related costs. As of January 31, 2020, all affected personnel had been notified, $0.6 million of the restructuring charge had been paid, and $1.05 million of the charge remained accrued and included in accrued compensation and benefits in our consolidated balance sheet. During fiscal year 2021, all remaining restructuring charges were paid.

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

Note 16. Subsequent events

SignRequest B.V.

In February 2021, we entered into an agreement to acquire SignRequest B.V. (SignRequest), an e-signature provider, for total aggregate consideration of approximately $55 million comprised of a combination of cash and shares of our Class A common stock. We acquired SignRequest to develop Box Sign, an e-signature capability that will be developed on SignRequest’s technology and natively integrated into Box. We are in the process of finalizing the valuation of the acquired assets and liabilities, which will be reflected in our balance sheet during the fiscal quarter ended April 30, 2021.

Cloud FastPath

In February 2021, we entered into an agreement to purchase certain assets and assume certain liabilities of, and hired certain employees from, Cloud FastPath, a cloud-based content migration solution, for total consideration of approximately $15 million paid in cash. We entered into this agreement with Cloud FastPath to supplement and enhance Box Shuttle, our full-service content migration program. We are in the process of finalizing the valuation of the acquired assets and assumed liabilities, which will be reflected in our balance sheet during the fiscal quarter ended April 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2021. The effectiveness of our internal control over financial reporting as of January 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 annual meeting of stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended January 31, 2021, and is incorporated in this Annual Report on Form 10-K by reference.

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

(2) Financial Statement Schedules:

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein or not present in amounts sufficient to require submission of the schedule.

(3) Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Box, Inc., as amended.	8-K	001-36805	3.1	June 23, 2017

3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-36805	3.2	March 30, 2015

3.3	Certificate of Retirement of Class B Common Stock of Box, Inc., dated June 16, 2018.	8-K	001-36805	3.1	June 15, 2018

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194767	4.1	July 7, 2014

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of July 7, 2014.	S-1/A	333-194767	4.2	July 7, 2014
4.3	Description of Capital Stock.

4.4	Indenture, dated as of January 14, 2021, between Box, Inc. U.S. National Bank Association, as trustee.	8-K	001-36805	4.1	January 15, 2021
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194767	10.1	July 7, 2014

10.2*	Box, Inc. 2015 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.2	January 9, 2015

10.3*	Box, Inc. 2015 Employee Stock Purchase Plan and related form agreements.	S-8	333-254219	99.2	March 12, 2021

10.4*	Box, Inc. Amended 2015 Equity Incentive Plan Form of Global Restricted Stock Unit Agreement.	S-8	333-254219	99.3	March 12, 2021

10.5*	Box, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.4	January 9, 2015

10.6*	Box, Inc. 2006 Stock Incentive Plan and related form agreements.	S-1/A	333-194767	10.5	January 9, 2015

10.7*	Box, Inc. Executive Incentive Plan.	S-1/A	333-194767	10.6	July 7, 2014

10.8*	Box, Inc. Outside Director Compensation Policy, amended and restated on April 9, 2020.	10-Q	001-36805	10.9	June 4, 2020

10.9*	Form of Change in Control and Severance Agreement between the Registrant and each of Aaron Levie, Dylan Smith, Stephanie Carullo and certain of its executive officers.	S-1/A	333-194767	10.7	December 10, 2014

10.10*	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1/A	333-194767	10.7A	December 10, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.11*	Offer Letter between the Registrant and Aaron Levie, dated as of December 19, 2014.	S-1/A	333-194767	10.8	January 9, 2015

10.12*	Offer Letter between the Registrant and Dylan Smith, dated as of December 19, 2014.	S-1/A	333-194767	10.10	January 9, 2015

10.13☐	Master License and Service Agreement between the Registrant and CoreSite, L.P., dated as of March 17, 2008.	S-1/A	333-194767	10.15	July 7, 2014

10.14	Master Service Agreement between the Registrant and Equinix Operating Co., Inc., dated as of April 29, 2008.	S-1	333-194767	10.16	March 24, 2014

10.15	Office Lease between the Registrant and Redwood City Partners, LLC, dated as of September 15, 2014.	S-1/A	333-194767	10.18	January 9, 2015

10.16	First Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of March 17, 2015.	10-Q	001-36805	10.4	June 4, 2020

10.17	Second Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of October 22, 2015.	10-Q	001-36805	10.5	June 4, 2020

10.18	Third Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of September 21, 2017.	10-Q	001-36805	10.6	June 4, 2020

10.19	Fourth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of November 6, 2018.	10-Q	001-36805	10.7	June 4, 2020

10.20	Fifth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of April 30, 2019.	10-Q	001-36805	10.8	June 4, 2020

10.21☐	Master License and Service Agreement by and among the Registrant and entities affiliated with CoreSite, dated as of December 18, 2015.	10-Q	001-36805	10.1	December 8, 2016

10.22☐	Wholesale Data center Lease by and between the Registrant and Vantage Data Centers, dated as of July 27, 2016.	10-Q	001-36805	10.2	December 8, 2016

10.23*	Offer Letter between Box, Inc. and Stephanie Carullo, dated July 7, 2017.	8-K	001-36805	10.1	July 12, 2017

10.24	Credit Agreement, dated as of November 27, 2017, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	November 29, 2017

10.25	Amendment No. 1 to Credit Agreement, dated as of July 12, 2019, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	July 15, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.26	Amendment No. 2 to Credit Agreement, dated September 27, 2019, by and between Box, Inc. and Wells Fargo Bank, National Association.	10-Q	001-36805	10.2	June 4, 2020
10.27	Amendment No. 3 to Credit Agreement, dated April 17, 2020, by and between Box, Inc. and Wells Fargo Bank, National Association.	10-Q	001-36805	10.3	June 4, 2020

10.28‡	Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of August 10, 2017.	10-Q	001-36805	10.1	June 6, 2019
10.29‡	Amendment No. 1 to the Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of July 31, 2018.	10-Q	001-36805	10.2	June 6, 2019
10.30‡	Amendment No. 2 to the Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of March 15, 2019.	10-Q	001-36805	10.3	June 6, 2019

10.31	Agreement, dated as of March 22, 2020, by and between Box, Inc. and Starboard Value LP.	8-K	001-36805	10.1	March 23, 2020

10.32	Purchase Agreement, dated January 11, 2021, by and among Box, Inc. and Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers named in Schedule I thereto.	8-K	001-36805	10.1	January 15, 2021

10.33	Form of Capped Call Transaction Confirmation.	8-K	001-36805	10.2	January 15, 2021

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.
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

Date: March 19, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Aaron Levie	Chairman and Chief Executive Officer (Principal Executive Officer)	March 19, 2021
Aaron Levie

/s/ Dylan Smith	Chief Financial Officer (Principal Financial Officer)	March 19, 2021
Dylan Smith

/s/ Jeff Mannie	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 19, 2021
Jeff Mannie

/s/ Sue Barsamian	Director	March 19, 2021
Sue Barsamian

/s/ Carl Bass	Director	March 19, 2021
Carl Bass

/s/ Dana Evan	Director	March 19, 2021
Dana Evan

/s/ Kim Hammonds	Director	March 19, 2021
Kim Hammonds

/s/ Jack Lazar	Director	March 19, 2021
Jack Lazar

/s/ Peter Leav	Director	March 19, 2021
Peter Leav
/s/ Dan Levin	Director	March 19, 2021
Dan Levin

/s/ Bethany Mayer	Director	March 19, 2021
Bethany Mayer