Form 10-K/A
period 2021-01-31
BOX INC
filed 2021-05-28
CIK 1372612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Form
10-K/A”)
to the Annual Report on Form
10-K
of Box, Inc. for the fiscal year ended January 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2021 (the “Original
10-K”)
is being filed solely for the purpose of including the information required by Part III of Form
10-K.
This information was previously omitted from the Original
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.
We are filing this Amendment No. 1 to include Part III information in our Form
10-K
because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original
10-K.
In addition, this Form
10-K/A
(i) deletes the reference on the cover of the Original
10-K
to the incorporation by reference of portions of our proxy statement into Part III of the Original
10-K
and (ii) updates the exhibit list to include as an exhibit the Company’s Form of 0% Convertible Senior Notes due 2026, which was inadvertently omitted from the exhibits filed with the Original
10-K.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form
10-K/A
also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form
10-K/A
and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as described above, this Form
10-K/A
does not modify or update disclosure in, or exhibits to, the Original
10-K.
Furthermore, this Form
10-K/A
does not change any previously-reported financial results. Information not affected by this Form
10-K/A
remains unchanged and reflects the disclosures made at the time the Original
10-K
was filed.

Box, Inc.
Amendment No. 1 to Annual Report on Form
10-K
For the Fiscal Year Ended January 31, 2021

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following table sets forth the names, ages as of May 15, 2021, and certain other information for each of the members of our Board of Directors:

Name	Age	Director Since	Independent	Class	Current Term Expires	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee	Operating Committee
Dana Evan	61	2011	Yes	I	2021
Peter Leav	50	2019	Yes	I	2021
Aaron Levie (CEO)	36	2005	No	I	2021
Kim Hammonds	53	2018	Yes	II	2022
Dan Levin	57	2010	Yes	II	2022
Bethany Mayer (Chair)	59	2020	Yes	II	2022
Sue Barsamian	62	2018	Yes	III	2023
Carl Bass	63	2020	Yes	III	2023
Jack Lazar	55	2020	Yes	III	2023
John Park	38	2021	Yes	III	2023
      Chairperson
      Member
Dana Evan
has served as a member of our Board of Directors since December 2011. From 2013 to July 2020, Ms. Evan served as a Venture Partner at Icon Ventures, a venture capital firm, and since July 2007 has invested in and served on the boards of directors of companies in the internet, technology and media sectors. From May 1996 until July 2007, Ms. Evan served as Chief Financial Officer of VeriSign, Inc., a provider of intelligent infrastructure services for the internet and telecommunications networks. Ms. Evan has served on the boards of directors of Domo, Inc., a business intelligence tools and data visualization company, since May 2018; Farfetch Limited, a global technology platform for the luxury fashion industry, since April 2015; Proofpoint, Inc., a security-as-a-service
provider, since June 2008; SVMK Inc. (Survey Monkey), an online survey development cloud-based software, since March 2012; and a number of privately held companies, and previously served on the board of directors of Criteo S.A., a performance display advertising company, from March 2013 until June 2017; and
Fusion-io,
Inc., a flash memory technology company, until it was acquired by SanDisk Corporation in July 2014. Ms. Evan also previously served on the boards of directors of Omniture, Inc., an online marketing and web analytics company, until it was acquired by Adobe Systems Incorporated in October 2009 and Everyday Health, Inc., a provider of digital health and wellness solutions, until it was acquired by Ziff Davis, LLC in December 2016. Ms. Evan holds a B.S. in Commerce from Santa Clara University and is a certified public accountant (inactive). Ms. Evan was selected as the 2019 Director of the Year by the National Association of Corporate Directors (NACD). Ms. Evan was selected to serve on our Board of Directors because of her experience in operations, strategy, accounting, financial management and investor relations at both publicly and privately held technology companies.
Peter Leav
has served as a member of our Board of Directors since June 2019. Mr. Leav has served as President, Chief Executive Officer, and a member of the Board of Managers of McAfee Corp., a cybersecurity company, since February 2020. Previously, Mr. Leav served as President, Chief Executive Officer, and Director of BMC Software, Inc., a management solutions software company, from December 2016 to April 2019. Prior to joining
BMC, Mr. Leav served as President, Chief Executive Officer, and Director of Polycom, Inc., a video, voice, and content solution company, from December 2013 through September 2016. Prior to joining Polycom, Mr. Leav served as Executive Vice President and President, Industry and Field Operations of NCR Corporation, a global technology company, from June 2012 to November 2013, as Executive Vice President, Global Sales, Professional Services and Consumables of NCR from November 2011 to June 2012, and as Senior Vice President, Worldwide Sales of NCR from January 2009 to October 2011. Prior to joining NCR, he served as Corporate Vice President and General Manager of Motorola, Inc., a provider of mobility products and solutions across broadband and wireless networks, from November 2008 to January 2009, as Vice President and General Manager from December 2007 to November 2008, and as Vice President of Sales from December 2006 to December 2007. From November 2004 to December 2006, Mr. Leav was Director of Sales for Symbol Technologies, Inc., an information technology company. Prior to this position, Mr. Leav was regional sales manager at Cisco Systems, Inc., a manufacturer of communications and information technology networking products, from July 2000 to November 2004. Mr. Leav previously served on the boards of directors of Proofpoint, Inc., a security-as-a-service
provider, from July 2019 until January 2020, when he accepted his current role with McAfee; and HD Supply, Inc., an industrial distributor company, from October 2014 to July 2017. Mr. Leav holds a bachelor’s degree from Lehigh University.
Mr. Leav was selected to serve on our Board of Directors because of his general management, technology, communications and global go-to-market
strategy and operations experience.
Aaron Levie
co-founded
our company, served as our Chairman from December 2013 to May 2021 and has served as our Chief Executive Officer and a member of our Board of Directors since April 2005. Mr. Levie attended the University of Southern California from 2003 to 2005.
Mr. Levie was selected to serve on our Board of Directors because of the perspective and experience he brings as one of our founders.
Sue Barsamian
has served as a member of our Board of Directors since May 2018. Ms. Barsamian served as Chief Sales and Marketing Officer for HPE Software of Hewlett Packard Enterprise from November 2016 to September 2017. From August 2015 to November 2016, she served as General Manager of Enterprise Cybersecurity Products at Hewlett Packard Enterprise. From 2006 to 2015, she served in various executive roles at Hewlett Packard. From 2012 to 2017, Ms. Barsamian served on the Board of the National Action Council for Minorities in Engineering (NACME), and she served as Chairman of the Board of NACME from 2016 to 2017. Since August 2020, she has served on the Board of Directors for Kansas State University Foundation. Ms. Barsamian has served on the board of directors of NortonLifeLock Corporation, a consumer cyber safety company, since January 2019; and Five9 Inc., a cloud contact center software company, since January 2021. Ms. Barsamian holds a Bachelor of Science degree with honors in electrical engineering from Kansas State University. She completed her post-graduate studies at the Swiss Federal Institute of Technology in Zurich, Switzerland. Ms. Barsamian was selected to serve on our Board of Directors because of her enterprise software sales and global go-to-market
strategy experience.
Carl Bass
has served as a member of our Board of Directors since May 2020. Mr. Bass served as the President and Chief Executive Officer of Autodesk, Inc., a software company, from May 2006 to February 2017. He served as the Interim Chief Financial Officer of Autodesk, Inc. from August 2014 to November 2014. Mr. Bass has served on the board of directors of Zendesk, Inc., a provider of customer service software, since February 2016; Ouster, Inc, a lidar technology company, since February 2021; and Agile Growth Corp., a special purpose acquisition company, since February 2021. From January 2006 to June 2018, Mr. Bass served on the board of directors of Autodesk, Inc. From November 2015 to September 2017, he served on the board of directors of HP Inc., a provider of software and technology. He served on the board of directors of E2open, Inc., a software company, from July 2011 until it was acquired by Insight Venture Partners in March 2015. Mr. Bass holds a B.A. in mathematics from Cornell University. Mr. Bass was selected to serve on our Board of Directors because of his extensive experience as an executive in the technology industry.
Kim Hammonds
has served as a member of our Board of Directors since October 2018. Ms. Hammonds served as the Group Chief Operating Officer at Deutsche Bank AG, a global financial services company, from January 2016 to May 2018 and as a member of the Deutsche Bank Management Board from August 2016 to May 2018. She joined Deutsche Bank as Chief Information Officer and Global
Co-Head
Technology and Operations in November 2013 from The Boeing Company, a global aerospace company. Ms. Hammonds joined Boeing in

2008 and served in a number of capacities, including most recently as Chief Information Officer/Vice President, Global Infrastructure, Global Business Systems from January 2011 to November 2013. Ms. Hammonds joined Boeing from Dell Inc., where she led IT systems development for manufacturing operations in the Americas, and directed global IT reliability and factory systems. Ms. Hammonds has served on the board of directors of Tenable Holdings, Inc., a provider of cybersecurity solutions, since June 2018, Zoom Video Communications, Inc., an enterprise video communications company, since September 2018, and UiPath Inc., a robotic process automation company, since September 2020. From August 2015 until its sale to International Business Machines Corporation (IBM) in July 2019, Ms. Hammonds served on the board of directors of Red Hat, Inc., a provider of open source solutions; from March 2017 to January 2020, Ms. Hammonds served on the board of directors of Cloudera, Inc., a data management, machine learning, and advance analytics platform provider; and from November 2018 until its sale to NVIDIA Corporation in August 2020, Ms. Hammonds served on the board of directors of Cumulus Networks, an open source networking company. Ms. Hammonds holds a B.S. in Mechanical Engineering from University of Michigan and an MBA in Marketing from Western Michigan University. Ms. Hammonds was selected to serve on our Board of Directors because of her enterprise IT and global go-to-market
strategy experience.
Jack Lazar
has served as a member of our Board of Directors since March 2020. Mr. Lazar has been an independent business consultant since March 2016. From January 2014 until March 2016, Mr. Lazar served as the Chief Financial Officer at GoPro, Inc., a provider of wearable and mountable capture devices. From January 2013 until January 2014, he was an independent business consultant. From May 2011 until January 2013, Mr. Lazar was employed by Qualcomm and served as Senior Vice President, Corporate Development and General Manager of Qualcomm Atheros, Inc., a developer of communications semiconductor solutions. From September 2003 until it was acquired by Qualcomm in May 2011, Mr. Lazar served in various positions at Atheros Communications, Inc., a provider of communications semiconductor solutions, most recently as Senior Vice President of Corporate Development, Chief Financial Officer and Secretary. Mr. Lazar has served on the boards of directors of Silicon Laboratories, an analog and mixed signal semiconductor company, since April 2013; ThredUP Inc., an online consignment and thrift store company, since June 2017; Resideo Technologies, a provider of comfort and security solutions, since September 2018; and Casper Sleep, a provider of sleep-centric products to consumers, since April 2019. From October 2013 until its sale to Adobe in December 2016, he served on the board of directors of TubeMogul, Inc., an enterprise software company for digital branding, and he served on the board of directors of Quantenna Communications, Inc., a wireless semiconductor company, from July 2016 until its sale to On Semiconductor in June 2019. Mr. Lazar also served on the board of directors of Mellanox Technologies, a communications semiconductor company, from June 2018 until its sale to NVIDIA Corporation in April 2020. Mr. Lazar is a certified public accountant (inactive) and holds a B.S. in Commerce with an emphasis in Accounting from Santa Clara University. Mr. Lazar was selected to serve on our Board of Directors because of his experience in both the enterprise and consumer technology markets, along with a strong track record of helping companies drive disciplined growth and profitability.
Dan Levin
served as our President and Chief Operating Officer from December 2013 until July 2017, and as our Chief Operating Officer from July 2010 until July 2017. Mr. Levin has served as a member of our Board of Directors since January 2010. Mr. Levin has served as the Chief Executive Officer of Degreed Inc., an education technology company, since April 2021. From March 2009 to July 2010, Mr. Levin served as an advisor to various technology start-ups,
including our company since September 2009. From July 2008 to March 2009, Mr. Levin served as the interim Chief Executive Officer of Picateers Inc., an online photo sales company. Previously, Mr. Levin served in various executive roles at Intuit Inc., a business and financial management solutions company, most recently as Vice President and General Manager, Healthcare. Mr. Levin holds a B.A. in the independent concentration of Applications of Computer Graphics to Statistical Data Analysis from Princeton University.
Mr. Levin was selected to serve on our Board of Directors because of his extensive experience with technology companies.
Bethany Mayer
has served as a member of our Board of Directors since April 2020 and as the Chair of the Board of Directors since May 2021. Ms. Mayer is an executive partner with Siris Capital Group LLC, a private equity firm. Ms. Mayer served as Executive Vice President of Corporate Development and Technology of Sempra Energy, an energy infrastructure company, from November 2018 to January 2019 and served on the board of directors of Sempra Energy from February 2017 to October 2018. From 2014 through April 2017, she was the President, Chief Executive Officer and a board member of Ixia, a market leader in test, visibility and security solutions acquired by Keysight Technologies in April 2017. From 2011 through 2014, Ms. Mayer served as Senior Vice President and General Manager of HP’s Networking Business unit and the NFV business unit. From 2010 until 2011, she served as Vice President, Marketing and Alliances, for HP’s Enterprise Servers Storage and Networking Group. Prior to joining HP, she held leadership roles at Blue Coat Systems, Cisco and Apple Computer. Ms. Mayer has served on the board of directors of LAM Research Corporation, a semiconductor equipment company, since May 2019; Marvell Technology Group, an infrastructure semiconductor solutions company, since May 2018; and Sempra Energy, an energy services holding company, since June 2019. Ms. Mayer previously served on the board of directors of Delphi Automotive PLC, an auto parts supplier, from August 2015 to April 2016. Ms. Mayer holds a Master’s in Business Administration from
CSU-Monterey
Bay and a Bachelor of Science in Political Science from Santa Clara University. Ms. Mayer was selected to serve on our Board of Directors because of her deep technology experience and leadership roles scaling multi-billion-dollar enterprises.
John Park
has served as a member of our Board of Directors since May 2021. Mr. Park is a Partner of KKR & Co, Inc., a global investment firm. He has been with KKR since 2013 and leads the Technology industry team within KKR’s Americas Private Equity platform. He is also a member of the Investment Committee and Portfolio Management Committee for Americas Private Equity. Prior to joining KKR, Mr. Park was with Apax Partners LLP, where he focused on software investments around the world. Previously, Mr. Park was also a member of the mergers & acquisitions practice at Morgan Stanley. Mr. Park holds an A.B., cum laude, in Economics from Princeton University and an M.B.A. from Harvard Business School. Mr. Park was selected to serve on our Board of Directors because of his substantial experience advising technology companies with a focus on the cloud, and his track record of helping companies drive disciplined growth and profitability.
Executive Officers
The following table identifies certain information about our executive officers as of May 15, 2021. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Aaron Levie	36	Chief Executive Officer
Dylan Smith	35	Chief Financial Officer
Stephanie Carullo	53	Chief Operating Officer
Aaron Levie
co-founded
our company, served as our Chairman from December 2013 to May 2021, and has served as our Chief Executive Officer and a member of our Board of Directors since April 2005. Mr. Levie attended the University of Southern California from 2003 to 2005.
Dylan Smith
co-founded
our company and has served as our Chief Financial Officer since April 2005. Mr. Smith holds a B.A. in Economics from Duke University.
Stephanie Carullo
has served as our Chief Operating Officer since August 2017. Prior to joining Box, from June 2016 to August 2017, Ms. Carullo served as an advisor at several privately held companies. From September 2015 to May 2016, Ms. Carullo was Head of Partnerships at Hampton Creek Inc., a food company. From September 2011 to August 2015, Ms. Carullo served as Vice President of U.S. Education Sales at Apple, Inc. Previously, Ms. Carullo served in various go-to-market
leadership roles, including Vice President of Data Center and Virtualization Sales at Cisco, and sales leadership, general management, and consulting positions at IBM in Asia. Ms. Carullo holds a Bachelor of Arts Degree with Honors in Economic History from Monash University, Australia.

Audit Committee Members and Financial Expert
Our Audit Committee consists of Ms. Evan and Messrs. Lazar and Park, with Mr. Lazar serving as the chair. Each member of our Audit Committee meets the requirements for independence for audit committee members under the listing standards of the New York Stock Exchange and SEC rules and regulations. Each member of our Audit Committee also meets the financial literacy and sophistication requirements of the listing standards of the New York Stock Exchange. In addition, our Board of Directors has determined that Mr. Lazar and Ms. Evan are audit committee financial experts within the meaning of Item 407(d) of Regulation
S-K
under the Securities Act of 1933, as amended.
Code of Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on the Corporate Governance portion of our website at http://www.boxinvestorrelations.com. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.
Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes the material elements of our executive compensation program for our named executive officers. For our fiscal year ended January 31, 2021, our named executive officers were:

•	Aaron Levie, our Chief Executive Officer;

•	Dylan Smith, our Chief Financial Officer; and

•	Stephanie Carullo, our Chief Operating Officer.

Executive Summary
Overview
The Compensation Committee reviews on an ongoing basis the company’s executive compensation program to evaluate whether it supports the company’s executive compensation philosophies and objectives and is aligned with stockholder interests. Our executive compensation practices include the following, each of which the Compensation Committee believes reinforces our executive compensation objectives and are aligned with stockholder interests:

What we do	What we don’t do
✓ Modest CEO compensation. Our Chief Executive Officer receives modest short-term compensation and minimal equity compensation grants.	✗ No single-trigger benefits. We do not provide our named executive officers with any payments or benefits that vest or are paid solely upon a change in control.

✓ Annual Say-on-Pay votes. We hold an annual Say-on-Pay vote, and our Compensation Committee considers the results of the vote when evaluating our executive compensation program.	✗ No guaranteed salary increases. We do not guarantee our named executive officers any salary increases.

✓ Minimum stock ownership requirements. We have adopted policies with respect to minimum stock ownership requirements for our named executive officers and members of our board of directors.	✗ No special perquisites. We do not provide our named executive officers with perquisites or other personal benefits that are not offered to all other employees.

✓ Clawback policy. We adopted a policy that allows us to recover any cash or equity-based incentive compensation from our named executive officers when the payment of such compensation was based upon financial results that were subsequently the subject of a financial restatement.
✗ No tax gross-ups. We do not provide our named executive officers with any tax gross-ups.

✓ Pay for performance. A significant portion of our named executive officers’ compensation is variable incentive compensation that is tied to achievement of corporate goals pursuant to our Fiscal 2021 Executive Bonus Plan (as defined below).
✗ No special retirement plans. We do not provide our named executive officers with any special executive retirement plans.
Fiscal 2021 Performance
Our fiscal year ended January 31, 2021 marked substantial progress across all facets of our business – strategically, operationally and financially. Key financial results for our fiscal year 2021 included the following:

•	Revenue : Our revenue in fiscal year 2021 was $770.8 million, an increase of 11% from fiscal year 2020.

•
Non-GAAP
Operating Income
: Our
non-GAAP
operating income in fiscal year 2021 was $118.8 million, or 15% of revenue, an improvement over our prior fiscal year non-GAAP
operating income of $9.3 million, or 1% of revenue.

•	Non-GAAP Net Income Per Share, Diluted : Our non-GAAP net income per share in fiscal year 2021 was $0.70, an improvement over our prior fiscal year non-GAAP net income per share of $0.03.

•	Free Cash Flow : Free cash flow in fiscal year 2021 was positive $120.3 million, an improvement of $127.6 million from negative $7.2 million in fiscal year 2020.

•
Revenue Growth Rate Plus Free Cash Flow Margin
:
We exceeded our commitment to achieve a revenue growth rate plus free cash flow margin of 25%, delivering 26.3% in fiscal year 2021, an improvement over 13.4% in fiscal year 2020.

Revenue and
non-GAAP
operating income were elements of our incentive compensation plan for fiscal year 2021. Please see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Original
10-K,
for a more detailed discussion of our fiscal year 2021 financial results and, beginning on page 61 of the Original
10-K,
a discussion regarding, and reconciliation of, our
non-GAAP
to GAAP financial measures.
Fiscal 2021 Executive Compensation Highlights
For our fiscal year ended January 31, 2021, the key highlights of our executive compensation program included:

•
Below Market CEO Compensation
. Throughout his tenure as our Chief Executive Officer, Mr. Levie has expressed a preference to our Compensation Committee that his short-term compensation be modest to allow us to invest more in other areas of the business. Mr. Levie maintained this preference in fiscal year 2021 and as such, his base salary and target total short-term compensation remained well below the 25th percentile in our compensation peer group. Additionally, Mr. Levie has declined to receive equity grants in all but one year since our initial public offering to allow any equity awards he would have otherwise been granted in prior fiscal years to be re-allocated
to the overall equity budget used for issuance to our employees. Mr. Levie maintained that preference in fiscal year 2021 and did not receive any equity grants (other than with respect to his fiscal year 2020 executive bonus plan compensation, which was paid out in the form of restricted stock units in lieu of cash).

•
Pay for Performance – Fiscal 2021 Executive Bonus Plan Payouts
. Our named executive officers participated in the Fiscal 2021 Executive Bonus Plan (as defined below), which we believe promotes our pay for performance philosophy. Awards earned under this incentive compensation plan were calculated in dollar amounts and were then converted (based on the average closing price of a share of our Class A common stock for the
30-trading
day period ending the trading day before the grant approval date) and paid out in fully vested shares of Class A common stock having an equivalent cash value to the award earned.

•
Peer Group
. We modified our compensation peer group to add five new companies and remove seven former members of the compensation peer group that had been acquired or were no longer deemed by the Compensation Committee to be relevant comparable to Box. Consistent with commonly viewed best practices, the five new companies were selected based on their revenue, market capitalization, growth trajectory and headquarters location when the compensation peer group was determined.

•	No Changes to Target Short-Term Compensation . In fiscal year 2021, we maintained the salaries and target bonus percentages of our named executive officers.

Compensation Philosophy
Our executive compensation program is structured to provide compensation plans, policies, and programs that attract and retain the best talent for positions of substantial responsibility, provide incentives for such persons to perform to the best of their abilities, and to promote the success of our business. The following table identifies the main elements of our Fiscal 2021 Executive Bonus Plan and the reasons for each:

Element	Reasons for Providing Element

Base Salary	Provide our named executive officers compensation for their services based on their knowledge, skills, past performance, and experience

Performance-based Bonuses	Encourage our named executive officers to achieve short-term individual and company goals that drive our growth

Time-based Equity Awards	Provide long-term retention and incentives to our named executive officers that align their interests with our stockholders’ interests

Welfare and Other Employee Benefits	Provide for our named executive officers’ health and well-being consistent with the benefits received by our other employees

Change in Control and Severance Benefits	Provide our named executive officers with a measure of security in order to minimize any distractions related to termination of employment and/or change in control and allow our named executive officers to focus on their duties and responsibilities to maximize stockholder value
Impact of 2020 Stockholder Advisory Vote on Compensation of Named Executive Officers
We conducted a
Say-on-Pay
vote at our 2020 annual meeting of stockholders. Approximately 99% of the votes cast by stockholders were in favor of approving the compensation of our named executive officers. While evaluating our executive compensation program in fiscal year 2021, our Compensation Committee considered the results and maintained the compensation philosophy and objectives and general approach to executive compensation from the prior year.
Processes and Procedures for Compensation Decisions
Our Compensation Committee is responsible for the compensation program for our executive officers and reports to our Board of Directors on its discussions, decisions and other actions.
Involvement of Management
In fiscal year 2021, our Chief Executive Officer, Chief Financial Officer, Chief People Officer, General Counsel, and certain other management team members typically attended Compensation Committee meetings and were involved in the determination of compensation for our other executives. These senior executives made recommendations to our Compensation Committee regarding short-term and long-term compensation for all executives (other than with respect to their own compensation) based on our results, an individual executive’s contribution toward these results, and each individual’s performance against their individual goals. Our Compensation Committee then reviewed the recommendations and other data provided by outside compensation advisors and management and made decisions as to the compensation for each executive.

Use of Outside Advisors
Our Compensation Committee is authorized to retain the services of executive compensation advisors, as it sees fit, for the establishment of our compensation programs and related policies and adjustments to the compensation elements and amounts. For our fiscal year ended January 31, 2021, our Compensation Committee retained Compensia, a national compensation consulting firm, to provide it with information, recommendations, and other advice relating to executive compensation on an ongoing basis. Compensia serves at the discretion of our Compensation Committee. Among other things, our Compensation Committee engaged Compensia to assist in developing and updating a group of peer companies to help us determine the level of overall compensation for our executives and assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executives is competitive, fair, motivating and retentive. The Compensation Committee reviewed the independence of Compensia under New York Stock Exchange and SEC rules and concluded that the work of Compensia has not raised any conflict of interest.
Peer Group Compensation Data
With Compensia’s assistance, our Compensation Committee approved a group of public companies to be included when conducting a competitive market analysis of executive officer compensation. For our compensation decisions made prior to September 2020, which included our named executive officers’ equity awards approved in April 2020, our compensation peer group was made up of publicly-traded companies in the software industry that generally had revenues between $240 million and $1.5 billion, experienced strong year-over-year growth in revenue, recently conducted an initial public offering, had a market capitalization between $880 million and $8.8 billion, and generally were headquartered in California.

In September 2020, our Compensation Committee
re-assessed
our compensation peer group criteria. Following that assessment, our Compensation Committee approved a revised set of compensation peer group selection criteria that also take into account three-year compound annual growth rate (“CAGR”) and no longer take into account strong year-over-year growth in revenue or whether a company had recently conducted an initial public offering. Using that revised criteria, our Compensation Committee approved an updated compensation peer group made up of publicly-traded companies in the software industry that generally had revenues between $290 million and $1.8 billion, a market capitalization between $850 million and $8.4 billion, a three-year CAGR below 20%, and are generally headquartered in California. The two compensation peer groups used in fiscal year 2021 were:

Compensation Peer Group Entering Fiscal Year 2021		Compensation Peer Group Revised in Fiscal Year 2021 for Decisions after September 2020
	Added	8x8 Inc.
Benefitfocus, Inc .	Removed
Cloudera, Inc.		Cloudera, Inc.
Cornerstone OnDemand Inc.		Cornerstone OnDemand Inc.
DocuSign, Inc.	Removed
FireEye, Inc.		FireEye, Inc.
	Added	Five9 Inc.
ForeScout Technologies		ForeScout Technologies, Inc.
Guidewire Software, Inc.		Guidewire Software, Inc.
HubSpot, Inc.		HubSpot, Inc.
LogMeIn, Inc.	Removed
New Relic, Inc.		New Relic, Inc.
Nutanix, Inc.		Nutanix, Inc.
Okta, Inc.	Removed
Pivotal Software, Inc.	Removed
Proofpoint Inc.		Proofpoint Inc.
	Added	Qualys, Inc.
	Added	RealPage, Inc.
RingCentral, Inc.	Removed
SecureWorks Corp.	Removed
	Added	SolarWinds Inc.
SVMK Inc.		SVMK Inc.
Zendesk, Inc.		Zendesk, Inc.
Zuora, Inc.		Zuora, Inc.
Our Compensation Committee believed these companies were appropriate for our compensation peer group because they were viewed as similarly sized, operated in the same or similar industries as us, had similar growth trajectories, and reflected our competitive market for senior executives.
In setting the elements of compensation for our named executive officers, our Compensation Committee reviewed base salary, target annual incentive compensation opportunity, target total short-term compensation (
i.e.,
base salary plus target incentive opportunity), annual long-term incentive, and total direct compensation values for our named executive officers and those of similarly situated executives of our compensation peer group. Compensia provided data at the 25th, 50th, 60th, and 75 th
percentiles for such compensation, and our Compensation Committee used this data as a reference. Our Compensation Committee did not benchmark any compensation element to a specific percentile, and our Compensation Committee instead set our named executive officers’ compensation at levels it deemed appropriate after considering such other factors as each of our named executive officers’ contributions, our short-term and long-term objectives, and prevailing market conditions.

Executive Compensation Program Elements
The following sections describe each element of our executive compensation program, provide the rationale for each such element, and explain how our Compensation Committee determined compensation amounts and awards for our fiscal year ended January 31, 2021.
Base Salary
Base salary is the main fixed element of our named executive officers’ short-term compensation. Base salary compensates our named executive officers for services they provide to us during the fiscal year. Our Compensation Committee typically performs an annual review during which it considers adjustments to our named executive officers’ base salaries after considering such factors as the prevailing market conditions and the named executive officer’s responsibilities, knowledge, skills, experience, and performance. These adjustments allow us to remain competitive in attracting and retaining executive talent.
In fiscal year 2021, our Compensation Committee did not make any adjustments to the base salaries of our named executive officers.
The base salaries of our named executive officers during fiscal year 2021 are listed in the table below.

Named Executive Officer	Base Salary For Fiscal 2021
Mr. Levie	$180,000
Ms. Carullo	$370,000
Mr. Smith	$370,000
The total base salaries earned by our named executive officers during our fiscal year ended January 31, 2021 are listed in the “
Summary Compensation Table for Fiscal Year 2021
” below.
Non-Equity
Incentive Plan Compensation
We use performance-based incentives to motivate our named executive officers to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals. Typically, near the beginning of each fiscal year, our Compensation Committee adopts the performance criteria and targets for the incentive compensation plan for that fiscal year, which identifies the plan participants and establishes the target incentive opportunity for each participant, the performance measures and the associated target levels for each measure, and the potential payouts based on actual performance for the fiscal year. Payments under our incentive compensation plan for fiscal year 2021 were made in restricted stock units.
Fiscal Year 2021 Bonus Plan.

•
Overview
 & Structure
. In April 2020, our Compensation Committee adopted and approved our omnibus Executive Incentive Plan for fiscal year 2021 (the “Fiscal 2021 Executive Bonus Plan”). The Fiscal 2021 Executive Bonus Plan provided for potential performance-based incentive payouts to all non-sales
employees at the grade of director or higher, including our named executive officers, based on the achievement of pre-established
corporate financial objectives. The annual financial objectives were set at target levels determined to be challenging and requiring substantial skill and effort by senior management to achieve. In June 2020, our Compensation Committee approved a modification to the Fiscal 2021 Executive Bonus Plan targets applicable to our named executive officers whereby the non-GAAP
operating income performance target (as discussed below) was increased from $73.5 million to $87.9 million in order to align with our revised external guidance.

•
Target Annual Incentive Compensation Opportunities
. In April 2020, in connection with its review of our executive compensation program, our Compensation Committee approved the target annual incentive compensation opportunities of our named executive officers, as set forth in the table below. In setting the target annual incentive compensation opportunities, our Compensation Committee considered each named executive officer’s performance, individual contributions, responsibilities, experience, prior annual incentive compensation amount, and peer group market data. Our Compensation Committee has set the target annual incentive compensation opportunities for our named executive officers as percentages of their base salaries paid throughout the year.

For fiscal year 2021, our Compensation Committee maintained the percentages for our named executive officers from those determined for fiscal year 2020.
The target annual incentive compensation opportunities established for fiscal year 2021 for our named executive officers were:

Named Executive Officer	Fiscal Year 2021 Target Annual Incentive Compensation Opportunity (as a % of base salary for Fiscal 2021)	Fiscal Year 2021 Target Annual Incentive Compensation Opportunity
Mr. Levie	55%	$99,000
Ms. Carullo	55%	$203,500
Mr. Smith	55%	$203,500

•
Corporate Performance Measures
. To measure the performance of our named executive officers for the Fiscal 2021 Executive Bonus Plan, our Compensation Committee selected revenue and non-GAAP
operating income as those measures were deemed as best supporting the achievement of our annual operating plan and enhancing long-term value creation. We define (i) “revenue” as GAAP revenue as reflected in our quarterly and annual financial statements; and
(ii) non-GAAP
operating income as GAAP operating income as reflected in our quarterly and annual financial statements adjusted to exclude expenses related to stock-based compensation, intangible assets amortization, and other special items. Each element was weighted equally under the Fiscal 2021 Executive Bonus Plan.

The targets required for 100% achievement under our Fiscal 2021 Executive Bonus Plan and our results were:

Performance Measure	Target (in millions)	Result (in millions)	Achievement of Target
Revenue	$774.0	$770.8	99.6%
Non-GAAP Operating Income	$87.9	$118.8	135.3%

•
Methodology
. Our Compensation Committee assesses performance and determines payouts under our Fiscal 2021 Executive Bonus Plan in a two-part
process: first, our Compensation Committee measures actual performance against the pre-established
goals for the annual performance period; and second, after the end of the performance period, our Compensation Committee exercises discretion to determine the actual payout. As a threshold matter, our named executive officers were eligible for annual incentive compensation payouts with respect to the revenue component only if we met or exceeded 95% of the revenue target for our fiscal year ended January 31, 2021 and with respect to the non-GAAP
operating income component only if we met or exceeded 80% of the non-GAAP
operating income target for our fiscal year ended January 31, 2021. High thresholds are required to ensure that significant achievement is prerequisite to receive any incentive payment. With respect to the revenue performance measure, the payment percentage equals the percentage of the revenue target that was achieved until 103% achievement, and achievement over 103% may be rewarded using an “accelerator” where each point of performance above 103% achievement increases the payout percentage by two percentage points. With respect to the non-GAAP
operating income component,

achievement at 80% equals a payout percentage of 25%, and the payout percentage is increased (1) by 3.75 percentage points for each point of performance above 80% (until a payout percentage of 100% for performance at 100%) and (2) by 0.133 percentage points for each point of performance above 100%, up to a maximum payout percentage of 110%.

•
Caps on Payment
. The cap on total payouts of the
non-GAAP
operating income component was set to manage potential incentive compensation costs and maintain appropriate incentives for our named executive officers.

•
Performance in Fiscal Year 2021 and Related Payout
. For fiscal year 2021, we achieved approximately 99.6% achievement of target revenue and approximately 135.3% of target non-GAAP
operating income. The revenue measure achievement resulted in a payout percentage of 99.6% of target and the non-GAAP
operating income measure achievement resulted in a payout percentage of 104.7% of target. As each metric was weighted 50%, this resulted in a calculated payout percentage of approximately 102.1%. In light of corporate performance in fiscal year 2021, our Compensation Committee exercised its discretion to adjust the payouts for our named executive officers down to approximately 90% of their bonus targets. The intended values of the total payouts to our named executive officers under the Fiscal 2021 Executive Bonus Plan were:

Named Executive Officer	Target Annual Incentive Compensation Opportunity	Actual Incentive Compensation
Mr. Levie	$99,000	$89,100
Ms. Carullo	$203,500	$183,150
Mr. Smith	$203,500	$183,150
The payouts were made in the form of fully vested restricted stock units. The number of restricted stock units each named executive officer received equaled the dollar value of their actual award payment divided by the average closing price of a share of our Class A common stock for the
30-trading
day period ending the trading day before the grant approval date.
The value of the RSUs received in settlement of these bonuses under the Fiscal 2021 Executive Bonus Plan are listed in the
“Non-Equity
Incentive Plan Compensation” column of the “Summary Compensation Table for Fiscal Year 2021” below. Since the intended payout values above were converted into a number of restricted stock units based on the
30-trading
day average closing price described above, the values set forth in the Summary Compensation Table for fiscal year 2021 (which were instead calculated based on the closing price of our Class A common stock on the date the restricted stock units were granted, in accordance with FASB ASC Topic 718) are different from the payout values set forth in the table above.
Equity Awards
Our Compensation Committee grants equity awards to all of our employees, including our named executive officers, in order to align their long-term interests with our stockholders’ interests.
Our Compensation Committee determines the size of the equity awards we grant to our named executive officers in connection with their hire through arm’s-length
negotiation, considering such factors as prevailing market conditions, market data for new-hire
awards, the named executive officer’s expected short-term compensation, the equity award’s potential incentive and retention value, and the named executive officer’s prospective role and responsibilities.
Our Compensation Committee also periodically grants equity awards to our named executive officers for promotions, as additional incentive to continue service with us, or to recognize exceptional corporate and individual performance. The Compensation Committee does not apply a fixed formula when determining the size of these equity awards because we grant an amount of equity that it believes properly rewards the named executive officer for their contributions to the growth in our long-term
stockholder value. In doing so, the Compensation Committee considers factors such as the economic value of the named executive officer’s unvested equity awards and the ability of this equity to satisfy our retention objectives; the named executive officer’s performance, contributions, responsibilities, and experience; the equity awards granted by our compensation peer group to similarly situated executives; a compensation analysis performed by Compensia; and other internal equity considerations.
In April 2020, after considering the peer group data provided by Compensia, the unvested equity award holding value and the anticipated future contributions of our named executive officers, our Compensation Committee granted annual equity awards to Mr. Smith and Ms. Carullo at a level deemed competitive with the annual long-term incentives provided by the companies in our compensation peer group to similarly situated executives, as follows: (i) an award of 200,000 restricted stock units to Mr. Smith, and (ii) an award of 125,000 restricted stock units to Ms. Carullo. Mr. Levie requested that any equity awards he would have otherwise been granted be re-allocated
to the overall equity budget for issuance to our employees.
Mr. Smith’s and Ms. Carullo’s awards of restricted stock units were scheduled to vest as to 1/16th of the award on June 20, 2020, and 1/16th of the award was scheduled to vest each quarter thereafter, subject to their continued service with us through the applicable vesting date.
Employee Benefit Plans
Our named executive officers participate in our employee benefits programs on the same terms as our other U.S.-based, full-time employees with no special executive programs.
We have a 401(k) Savings Plan (the “401(k) Plan”). Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. We have not made any matching contributions to date.
We maintain other welfare benefit plans, including health, dental and vision insurance; medical and dependent care flexible spending accounts; short- and long-term disability insurance; life insurance; and accidental death and dismemberment insurance, which we believe are generally consistent with those offered by companies we compete with for employees. For our fiscal year ended January 31, 2021, we also paid certain amounts on behalf of our named executive officers for basic life insurance, as indicated in the “
Summary Compensation Table for Fiscal Year 2021
” below.
Perquisites and Other Personal Benefits
We currently do not provide perquisites or other personal benefits to our named executive officers, but we may provide perquisites or other personal benefits in the future for purposes of recruitment, motivation, or retention; to assist an individual named executive officer in the performance of his or her duties; and in other limited circumstances. Our Compensation Committee will periodically review and approve all future practices concerning perquisites and other personal benefits.
Change in Control and Severance Arrangements
We have entered into change in control and severance agreements with our named executive officers, which require us to make specific payments and benefits in connection with the termination of such named executive officers’ employment under certain circumstances. We believe that these change in control agreements provide retention value by encouraging our named executive officers to continue service with us and increase stockholder value by reducing any potential distractions caused by the possibility of an involuntary termination of employment or a potential change in control, allowing our named executive officers to focus on their duties and responsibilities. Under these arrangements, a change in control is generally defined as a change in more than 50% of the total voting power of our stock, certain changes in the majority composition of the Board during a
12-month
period, or a change in the ownership of a substantial portion of the company’s assets. For a summary of the material terms and conditions of these severance and change in control arrangements, see the section titled “Potential Payments upon Termination or Change in Control” contained in this Form
10-K/A.
Stock Ownership Guidelines and Clawback Policy
Our Board of Directors believes that our named executive officers should hold a meaningful financial stake in the company in order to further align their interests with those of our stockholders. As such, our Board of Directors adopted stock ownership guidelines in December 2019. Under these guidelines, our executive officers are required to achieve specified ownership levels by the later of (i) five years of such individual’s appointment or promotion date, as applicable, and (ii) July 2, 2024. A full description of our current stock ownership guidelines is available on our website at http://www.box.com/investors and is summarized as follows:

•	our Chief Executive Officer must own company stock with a value of four times his annual base salary; and

•	all other named executive officers (except for the Chief Executive Officer) must own company stock with a value of one times their annual base salary.
As of January 31, 2021, all of our named executive officers met, exceeded, or were on track to meet these ownership guidelines within the time frames set out above based on their respective rates of stock accumulation.
Clawback Policy
In December 2019, our Board also adopted a clawback policy (the “Clawback Policy”) permitting the company to seek the recovery of cash-based incentive compensation or performance-based equity compensation paid to certain current and former officers of the company who are subject to Section 16 of the Exchange Act. The Clawback Policy provides that the company may seek recovery if (i) the company materially restates all or a portion of its financial statements; (ii) the amount of cash incentive compensation or performance-based equity compensation that was paid or is payable based on achievement of financial or operating results paid to a participant would have been less if the financial statements had been correct at the time the incentive compensation was originally calculated or determined; (iii) no more than three years have elapsed since the original filing date of the financial statements upon which the incentive compensation was calculated or determined; and (iv) our Compensation Committee concludes, in its sole discretion, that the gross negligence, intentional misconduct or fraud by such participant caused or partially caused the material restatement of all or a portion of the financial statement(s) and that such participant should repay to the company all of the recoverable compensation.
Insider Trading Policy and Use of
10b5-1
Trading Plans
Our insider trading policy prohibits all directors and employees (including our named executive officers) from engaging in the following activities with respect to our common stock: trading in derivative securities, hedging transactions, short sales, pledging stock as collateral, or holding stock in a margin account. From time to time, our officers and directors may elect to enter into
10b5-1
trading plans. As of May 1, 2021, Mr. Smith had an active
10b5-1
trading plan.
Accounting Considerations
Authoritative accounting guidance on stock compensation requires measurement of the compensation expense for all share-based awards made to employees (such as our named executive officers) and directors based on the grant date “fair value” of the awards. Our Compensation Committee considers the accounting expense associated with equity awards. Even though our named executive officers and directors may realize no value from their equity awards, these values have been calculated for accounting purposes and reported in the tables below. This guidance also requires us to recognize the compensation cost of share-based awards in our income statements over the period that the named executive officer or director is required to continue service with us in order to vest in the equity award.
Risk Considerations
Our Compensation Committee reviews and discusses with management the risks arising from our compensation philosophy and practices applicable to all employees to determine whether they encourage excessive risk-taking and to evaluate compensation policies and practices that could mitigate such risks. In addition, our Compensation Committee has engaged Compensia to independently review the risks associated with our executive compensation program. Based on these reviews, our Compensation Committee structures our executive compensation program to encourage our named executive officers to focus on both short-term and long-term success. We do not believe that our executive compensation program creates risks that are reasonably likely to have a material adverse effect on us.

How We Manage Risks Related to Our Compensation Program
Incentive compensation designed to be aligned with creation of long-term value for stockholders
•  Payouts under our Fiscal 2021 Executive Bonus Plan are based on achievement of revenue and non-GAAP
operating income targets. These performance measures are viewed as supportive of our annual operating plan and create incentives for our named executive officers to create long-term value for our stockholders.

Clawback Policy
•  Our Clawback Policy applies to certain current and former officers of the company who are subject to Section 16 of the Exchange Act.

•  Under the Clawback Policy, cash-based incentive compensation or performance-based equity compensation may be recovered from covered individuals if:

•  the company materially restates all or a portion of its financial statements;

•  the amount of cash incentive compensation or performance-based equity compensation that was paid or is payable based on achievement of financial or operating results paid to a participant would have been less if the financial statements had been correct at the time the incentive compensation was originally calculated or determined;

•  no more than three years have elapsed since the original filing date of the financial statements upon which the incentive compensation was calculated or determined; and

•  the Compensation Committee concludes, in its sole discretion, that the gross negligence, intentional misconduct or fraud by such participant caused or partially caused the material restatement of all or a portion of the financial statement(s) and that such participant should repay to the company all of the recoverable compensation.

Hedging and pledging policies
•  Our insider trading policy prohibits all directors and employees, including our named executive officers, from engaging in the following activities with respect to our common stock: trading in derivative securities, hedging transactions, short sales, pledging stock as collateral, or holding stock in a margin account.

•  These policies are intended to prevent a misalignment, or appearance of misalignment, of interests with stockholders.

How We Manage Risks Related to Our Compensation Program
Stock ownership guidelines
•  Our executive officers and
non-employee
directors are required to achieve levels of ownership of company stock with the following values within the later of (i) five years of such individual’s appointment, election or promotion date, as applicable, and (ii) July 2, 2024:

•  Non-employee
directors: three times the annual cash retainer for Board service

•  Chief Executive Officer: four times annual base salary

•  Other named executive officers: one times annual base salary.

•  As of January 31, 2021, all of our directors and named executive officers met, exceeded, or were on track to meet these ownership guidelines within the time frames set out above based on their respective rates of stock accumulation.

Compensation Committee Report
Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis provided above with management. Based on such review and discussion, our Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form
10-K/A
and our Annual Report on Form
10-K
for our fiscal year ended January 31, 2021.
Respectfully submitted by the members of our Compensation Committee of the Board of Directors:

•	Bethany Mayer (Chair)

•	Sue Barsamian

•	Peter Leav

•	John Park (since May 2021)
Summary Compensation Table for Fiscal Year 2021

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($) (1)	Option Awards($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total Compensation ($)
Aaron Levie	2021	180,000	—	—	—	108,027	217	269,317
Chief Executive Officer	2020	180,000	—	—	—	52,426	289	232,715
	2019	180,000	—	—	3,168,000	—	231	3,348,231

Stephanie Carullo	2021	370,000	—	2,886,000	—	222,027	443	3,439,593
Chief Operating Officer	2020	370,000	—	—	1,600,000	107,765	308	2,078,073
	2019	370,000	—	—	—	133,054	496	503,550

Dylan Smith	2021	370,000	—	2,886,000	—	222,027	446	3,439,596
Chief Financial Officer	2020	366,667	—	—	2,400,000	106,824	308	2,873,899
	2019	348,333	—	—	1,980,000	125,569	296	2,454,198

(1)
The amounts reported represent the grant date fair value of the awards granted to the named executive officers during fiscal years 2021, 2020 and 2019 (other than the restricted stock units granted in settlement of incentive compensation awards under the Executive Incentive Plan for fiscal years 2021, 2020 and 2019, which are included in the
“Non-Equity
Incentive Plan Compensation” column) as computed in accordance with FASB ASC Topic 718. The grant date fair value of restricted stock units granted is based on the closing stock price on the date of the grant. The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 10 to our audited consolidated financial statements included in our Annual Report on Form
10-K
for our fiscal year ended January 31, 2021. The performance-based stock options granted to Messrs. Levie and Smith in fiscal year 2019 and to Mr. Smith and Ms. Carullo in fiscal year 2020 provide that the options will become eligible to vest according to the time-based vesting schedule if the applicable performance condition is met; assuming the performance condition is met, the actual level of performance does not otherwise determine the number of shares subject to the options that may vest. For fiscal year 2021 and fiscal year 2020, Mr. Levie requested that any equity awards he would have otherwise been granted be re-allocated
to the overall equity budget for issuance to our employees. Our Compensation Committee honored his request and, as such, he did not receive any equity awards in fiscal year 2021 or fiscal year 2020.
(2)
The amounts reported represent incentive compensation awards earned in fiscal years 2021, 2020 and 2019 by the named executive officers under the Executive Incentive Plan. The material terms of the incentive compensation awards are described in the section titled “Executive Compensation Program
Elements—Non-Equity
Incentive Plan Compensation.” The incentive compensation awards were paid in the form of fully vested restricted stock units, and the amounts reported reflect the grant date fair value of such restricted stock units, as computed in accordance with FASB ASC Topic 718 based on the closing stock price on the date of the grant. The number of such restricted stock units granted is set forth in “Grants of Plan-Based Awards in Fiscal Year 2021” table below. In fiscal year 2019, Mr. Levie declined to receive a payout under the Executive Incentive Plan.

(3)	The amounts reported represent amounts paid on behalf of the named executive officers for basic life insurance.
Grants of Plan-Based Awards in Fiscal Year 2021
The following table sets forth information regarding grants of plan-based awards made to our named executive officers during fiscal year 2021.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Aaron Levie	—	—	99,000	(2)	—	—	—	—	—		—	—	—
	04/02/2020	—	—		—	—	—	—	3,564	(3)	—	—	52,426	(4)

Stephanie Carullo	—	—	203,500	(2)	—	—	—	—	—		—	—	—
	04/02/2020	—	—		—	—	—	—	7,326	(3)	—	—	107,765	(4)
	04/03/2020	—	—		—	—	—	—	125,000	(5)	—	—	1,803,750

Dylan Smith	—	—	203,500	(2)	—	—	—	—	—		—	—	—
	04/02/2020	—	—		—	—	—	—	7,262	(3)	—	—	106,824	(4)
	04/03/2020	—	—		—	—	—	—	200,000	(5)	—	—	2,886,000

(1)
The amounts reported represent the grant date fair value of the awards granted to the named executive officers as computed in accordance with FASB ASC Topic 718, calculated based on the closing stock price on the date of grant.

(2)
This amount represents the target value of the named executive officer’s bonus under our Fiscal 2021 Executive Bonus Plan. There is no threshold amount under our Fiscal 2021 Executive Bonus Plan because our Compensation Committee exercises discretion to determine the actual payouts and, therefore, there is no minimum amount payable for a certain level of performance.

(3)
The amounts reported represent the number of fully vested restricted stock units issued to Ms. Carullo and Messrs. Levie and Smith in our fiscal year ended January 31, 2021 in settlement of the incentive awards granted under the Fiscal 2020 Executive Bonus Plan.

(4)
The amounts reported represent the grant date fair value of the fully vested restricted stock units issued to Ms. Carullo and Messrs. Levie and Smith in our fiscal year ended January 31, 2021 in settlement of the incentive awards granted under the Fiscal 2020 Executive Bonus Plan, as computed in accordance with FASB ASC Topic 718, based on the closing stock price on the date of grant. These amounts are reflected as fiscal year 2020 compensation in the Summary Compensation Table for Fiscal Year 2021.

(5)	The amounts reported represent the number of restricted stock units issued as merit awards to Ms. Carullo and Mr. Smith in our fiscal year ended January 31, 2021.

Outstanding Equity Awards at 2021 Fiscal
Year-End
The following table provides information regarding equity awards held by our named executive officers as of January 31, 2021.

			Option Awards						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($) (1)
Aaron Levie	04/07/2011	(2)	25,000	—	—	0.59	04/06/2021	—	—
	04/02/2012	(2)	770,000	—	—	1.16	04/01/2022	—	—
	04/02/2012	(2)	410,000	—	—	4.00	04/01/2022	—	—
	04/02/2012	(2)	410,000	—	—	4.00	04/01/2022	—	—
	04/27/2012	(2)	410,000	—	—	4.00	04/26/2022	—	—
	04/10/2018	(3)	—	—	400,000	20.28	04/10/2028	—	—

Stephanie Carullo	08/01/2017	(4)	341,666	58,334	—	19.01	08/01/2027	—	—
	08/01/2017	(5)	—	—	—	—	—	37,500	650,250
	04/03/2019	(6)	—	—	200,000	20.12	04/03/2029	—	—
	04/03/2020	(9)	—	—	—	—	—	101,563	1,761,102

Dylan Smith	04/07/2011	(2)	17,362	—	—	0.59	04/06/2021	—	—
	04/01/2012	(2)	140,000	—	—	1.16	03/31/2022	—	—
	04/01/2012	(2)	240,000	—	—	1.16	03/31/2022	—	—
	02/07/2013	(2)	140,000	—	—	4.63	02/06/2023	—	—
	04/03/2014	(2)	140,000	—	—	17.85	04/02/2024	—	—
	01/02/2015	(2)	120,000	—	—	14.05	01/02/2025	—	—
	06/18/2015	(2)	34,000	—	—	17.52	06/18/2025	—	—
	04/09/2017	(7)	215,624	9,376	—	16.68	04/09/2027	—	—
	04/09/2017	(8)	225,000	—	—	16.68	04/09/2027	—	—
	04/10/2018	(3)	—	—	250,000	20.28	04/10/2028	—	—
	04/03/2019	(6)	—	—	300,000	20.12	04/03/2029	—	—
	04/03/2020	(9)	—	—	—	—	—	162,500	2,817,750

(1)
This column represents the market value of the shares underlying the RSUs as of January 31, 2021, based on the closing price of our Class A common stock, as reported on the New York Stock Exchange, of $17.34 per share on January 29, 2021, the last trading day of fiscal year 2021.

(2)	The stock option is fully vested and exercisable.
(3)
One fourth of the shares subject to the option vested on March 20, 2019, and one forty-eighth of the shares vest monthly thereafter, subject to both (i) continued service to Box through each applicable vesting date, and (ii) prior to April 11, 2022, the closing stock price of our Class A common stock having closed at or above $28.00 for 30 consecutive trading days. If the performance condition in clause (ii) is not met prior to April 11, 2022, then no options will vest and all will be forfeited. The performance condition in clause (ii) need only be met one time prior to April 11, 2022 in order for it to be satisfied. If the performance condition is achieved, the options will expire on the 10th anniversary of the grant date.

(4)	One fourth of the shares subject to the option vested on August 1, 2018 and one forty-eighth of the shares vest monthly thereafter, subject to continued service to us.
(5)	One fourth of the shares underlying the RSUs vested on September 20, 2018 and one-sixteenth of the shares vest quarterly thereafter, subject to continued service to us.
(6)
One fourth of the shares subject to the option vested on March 20, 2020 and one forty-eighth of the shares vest monthly thereafter, subject to both (i) continued service to Box through each applicable vesting date, and (ii) the closing stock price of our Class A common stock must have closed at a level 25% higher than the
30-trading
day trailing average closing price prior to April 3, 2019, which was $19.47, for 30 consecutive trading days prior to April 4, 2023. If the performance condition in clause (ii) is not met prior to April 4, 2023, then no options will vest and all will be forfeited. The performance condition in clause (ii) has been satisfied.
(7)	One fourth of the shares subject to the option vested on March 20, 2018 and one forty-eighth of the shares vest monthly thereafter, subject to continued service to us.
(8)
One fourth of the shares subject to the option vested on March 20, 2018 and one forty-eighth of the shares vest monthly thereafter, subject to (i) continued service to us and (ii) prior to the fourth anniversary of the grant date, the closing stock price of our Class A common stock having maintained a level that is 25% higher than the option’s per share exercise price (rounded down to the nearest whole penny) for a period of 30 consecutive trading days. The performance condition in clause (ii) has been satisfied.

(9)	One sixteenth of the shares underlying the RSUs vested on June 20, 2020 and one-sixteenth of the shares vest quarterly thereafter, subject to continued service to us.
Option Exercises and Stock Vested in Fiscal Year 2021
The following table sets forth the number of shares of Class A common stock acquired during our fiscal year 2021 by our named executive officers upon the exercise of stock options and the vesting of restricted stock unit awards and the value realized upon such exercise or vesting.

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Aaron Levie	500,000	10,138,211	3,564	50,502
Stephanie Carullo	—	—	80,763	1,398,908
Dylan Smith	—	—	44,762	810,278

(1)	The value realized on exercise is the difference between the market price of the shares of our Class A common stock underlying the options when exercised and the applicable exercise price.
(2)
Calculated by multiplying (i) the market value of our Class A common stock on the vesting date, which was determined using the closing price on the New York Stock Exchange of a share of our Class A common stock on the date of vesting, or if such day is a holiday, on the immediately preceding trading day, by (ii) the number of shares of our Class A common stock acquired upon vesting.

Pension Benefits & Nonqualified Deferred Compensation
We do not provide any defined benefit pension plans, and none of our named executive officers participated in a nonqualified deferred compensation plan during our fiscal year ended January 31, 2021.
Potential Payments upon Termination or Change of Control
We have entered into change in control and severance agreements (“change in control agreements”) with our named executive officers, which require us to make specific payments and benefits in connection with the termination of such named executive officers’ employment under certain circumstances. These change in control agreements superseded any other agreement or arrangement relating to severance benefits with these named executive officers or any terms of their option agreements related to vesting acceleration or other similar severance-related terms.
The descriptions that follow describe such payments and benefits that may be owed by us to each of our named executive officers upon the named executive officer’s termination under certain circumstances, pursuant to the named executive officer’s change in control agreement.

The change in control agreements will remain in effect for an initial term of three years. At the end of the initial term, each agreement will automatically renew for an additional one-year
period unless either party provides notice of nonrenewal within 90 days prior to the date of the automatic renewal. The change in control agreements also acknowledge that each of these named executive officers is an at-will
employee, whose employment can be terminated at any time.
In order to receive the severance benefits described below, each of these named executive officers is obligated to execute a release of claims against us, provided such release of claims becomes effective and irrevocable no later than 60 days following such named executive officer’s termination date, and to continue to comply with the terms of the named executive officer’s confidential information and intellectual property assignment agreement with us.
In the event of a termination of employment without “cause” (as generally defined below) outside of the “change in control period” (as generally defined below), such named executive officer will receive the following:

•	continued payments of base salary for six months; and

•	paid COBRA benefits for six months.
In the event of a termination of employment without “cause” or a resignation for “good reason” (as generally defined below) during the “change of control period,” such named executive officer will receive the following:

•	a lump-sum payment of 12 months of base salary;

•	a lump-sum payment equal to 100% of his or her target bonus;

•	paid COBRA benefits for 12 months; and

•	100% acceleration of equity awards.
In the event any payment to one of these named executive officers is subject to the excise tax imposed by Section 4999 of the Code (as a result of a payment being classified as a “parachute payment” under Section 280G of the Code), the named executive officer will be entitled to receive such payment as would entitle the named executive officer to receive the greatest after-tax
benefit of either the full payment or a lesser payment which would result in no portion of such severance benefits being subject to excise tax.
For the purpose of the change of control agreements, “cause” means generally the occurrence of any of the following:

•	an act of dishonesty by the named executive officer in connection with the named executive officer’s responsibilities as an employee;

•	the named executive officer’s conviction of, or entry of a plea of guilty or nolo contendere to, a felony or any crime involving fraud or embezzlement;

•	the named executive officer’s gross misconduct;

•
the unauthorized use or disclosure by the named executive officer of our proprietary information or trade secrets or those of any other party to whom the named executive officer owes an obligation of nondisclosure as a result of the named executive officer’s relationship with us;

•	the named executive officer’s willful breach of any obligations under any written agreement or covenant with us;

•	the named executive officer’s failure to cooperate with an investigation by a governmental authority; or

•	the named executive officer’s continued failure to perform his or her duties after notice and a cure period.

For the purpose of the change in control agreements with Messrs. Levie and Smith, “good reason” means generally the named executive officer’s voluntary termination of employment following the expiration of any cure period following the occurrence of one or more of the following without the named executive officer’s consent:

•
a material reduction of the named executive officer’s duties, authorities or responsibilities other than a reduction following a change in control where the named executive officer assumes similar functional duties for a stand-alone business unit due to the company becoming part of a larger entity; provided that a reduction resulting from the company not being a stand-alone business unit following a change in control will affirmatively be grounds for good reason;

•	a material reduction of the named executive officer’s base salary; or

•	a material change in the geographic location of the named executive officer’s primary work facility or location.
For the purpose of the change in control agreement with Ms. Carullo, “good reason” means generally the named executive officer’s voluntary termination of employment following the expiration of any cure period following the occurrence of one or more of the following without the named executive officer’s consent:

•
a material reduction of the named executive officer’s duties, authorities or responsibilities other than a reduction following a change in control due to the company being part of a larger entity where the named executive officer assumes similar functional duties;

•	a material reduction of the named executive officer’s base salary; or

•	a material change in the geographic location of the named executive officer’s primary work facility or location.
For the purpose of the change in control agreements, “change in control period” means generally the period beginning three months prior to, and ending 12 months following, a change in control of the company. In addition, under these arrangements, a change in control is generally defined as a change in more than 50% of the total voting power of our stock, certain changes in the majority composition of the Board of Directors during a
12-month
period, or a change in the ownership of a substantial portion of the company’s assets.

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of the named executive officers serving as of the end of fiscal year 2021 pursuant to the change in control agreements in effect at that time. Payments and benefits are estimated assuming that the triggering event took place on the last business day of our fiscal year ended January 31, 2021, and the price per share of our Class A common stock is the closing price of the New York Stock Exchange as of that date. There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, or if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments of benefits, any actual payments and benefits may be different.

Executive	Payment Elements	Termination Without Cause or Termination for Good Reason Within Change in Control Period ($)	Termination Without Cause Outside of Change in Control Period ($)
Aaron Levie	Salary	180,000	90,000
	Bonus	99,000	—
	Stock Options (1)	—	—
	Stock Awards (2)	—	—
	Health Coverage (3)	27,269	13,634
	Total	306,269	103,634
Stephanie Carullo	Salary	370,000	185,000
	Bonus	203,500	—
	Stock Options (1)	—	—
	Stock Awards (2)	2,411,352	—
	Health Coverage (3)	19,542	9,771
	Total	3,004,394	194,771
Dylan Smith	Salary	370,000	185,000
	Bonus	203,500	—
	Stock Options (1)	12,376	—
	Stock Awards (2)	2,817,750	—
	Health Coverage (3)	27,664	13,832
	Total	3,431,290	198,832

(1)
Value represents the estimated benefit amount of unvested stock options calculated by multiplying the number of unvested stock options subject to acceleration held by the applicable named executive officer by the difference between the exercise price of the option and the closing price of our Class A common stock on the New York Stock Exchange on January 29, 2021, which was $17.34 per share. Does not reflect any dollar value associated with the acceleration of unvested stock options with exercise prices in excess of $17.34 per share.

(2)
Value represents the estimated benefit amount of unvested RSUs and shares of restricted stock issued upon the early exercise of stock options, in each case calculated by multiplying the number of unvested units or shares subject to acceleration held by the applicable named executive officer by the closing price of our Class A common stock on the New York Stock Exchange on January 29, 2021, which was $17.34 per share.

(3)
Represents 12 months of
Box-paid
COBRA benefits in the case of termination without cause or a termination of employment for good reason within the change in control period and six months of
Box-paid
COBRA benefits in the case of a termination of employment without cause outside of the change in control period.

Director Compensation
Under our Outside Director Compensation Policy, members of our Board of Directors who are not employees of Box (“outside directors”) receive compensation in the form of equity and cash, as described below.
On a periodic basis, our Compensation Committee consults with Compensia, a nationally recognized independent compensation consulting firm, regarding the compensation paid to our outside directors. Following the end of fiscal year 2021, as part of that review, our Compensation Committee reviewed data provided by Compensia regarding the compensation provided to outside directors of our peer companies.
In March 2021, based on this review, the Compensation Committee recommended and the Board of Directors approved an amendment to our Outside Director Compensation Policy to provide for the following changes, effective March 24, 2021: (i) an increase in the annual retainer for our Board of Directors from $30,000 to $35,000, (ii) an increase in the annual retainer for our lead independent director from $12,000 to $20,000, (iii) an increase in the annual retainer for Audit Committee members from $8,000 to $10,000, (iv) an increase in the annual retainer for our Compensation Committee chair from $12,000 to $20,000, (v) an increase in the annual retainer for our Nominating and Corporate Governance committee chair from $8,000 to $10,000, and (vi) an increase in the annual retainer for our Nominating and Corporate Governance committee members from $4,000 to $5,000.
In May 2021, because the Board of Directors appointed a separate Chair of our Board (previously Mr. Levie was both CEO and Chair), based on data provided by Compensia regarding the compensation provided to individuals in similar positions, our Board of Directors further approved an amendment to our Outside Director Compensation Policy to provide that, effective May 1, 2021, the Chair of our Board shall be paid an annual cash retainer of $50,000. Before the amendments in March 2021 and May 2021, our Outside Director Compensation Policy provided for the following compensation to our outside directors:
Cash Compensation
During fiscal year 2021, each outside director was eligible to receive a cash retainer of $30,000 for serving on our Board of Directors. In addition, each year, outside directors were also eligible to receive the following cash fees for service on the committees of our Board of Directors. Cash fees are pro-rated
for partial years of service:

Committee	Committee Member Annual Retainer	Committee Chair Annual Retainer
Audit Committee	$8,000	$20,000
Compensation Committee	$8,000	$12,000
Nominating and Corporate Governance Committee	$4,000	$8,000
Operating Committee (1)	$8,000	$20,000

(1)	For service on or after April 9, 2020.
In addition, during fiscal year 2021 our Lead Independent Director was eligible to receive a cash retainer of $12,000 for service as our Lead Independent Director.
Equity Compensation
Upon joining our Board of Directors, each newly elected outside director who joined our Board of Directors during fiscal year 2021 received initial equity awards as follows: (i) for outside directors who joined the Board of Directors prior to April 9, 2020, an equity award with a value of $450,000, composed of stock options and restricted stock units, each having a value of 50% of the aggregate equity award value and (ii) for outside directors who joined the Board of Directors on or after April 9, 2020, an equity award with a value of $400,000, comprised entirely of restricted stock units (collectively, “Initial Equity Award”). The Initial Equity Award vests generally over a three-year period, subject to continued service through each vesting date.

On the date of our 2020 annual meeting of our stockholders, each eligible outside director received an annual equity award with a value of $200,000 (“Annual Equity Award”). The Annual Equity Award was composed entirely of restricted stock units. The Annual Equity Award fully vests upon the earlier of the
12-month
anniversary of the grant date or the next annual meeting, in each case, subject to continued service through the vesting date. An outside director was not eligible for an Annual Award unless the outside director had been a director for at least one full calendar year or since the previous year’s annual meeting of stockholders.
Notwithstanding the vesting schedules described above, the vesting of the Initial Equity Awards and Annual Equity Awards will accelerate in full upon a change in control.
The number of restricted stock units subject to an Initial Equity Award or Annual Equity Award was determined by dividing the specified value of the award by the average closing price of a share of our Class A common stock for the
30-trading
day period ending the trading day before the grant date. The number of stock options subject to an Initial Equity Award was determined by multiplying the number of shares of our Class A common stock determined in the preceding sentence by two.
Stock Ownership Guidelines
Our Board of Directors believes that our directors should hold a meaningful financial stake in the company in order to further align their interests with those of our stockholders. As such, our Board of Directors adopted stock ownership guidelines in December 2019. Under these guidelines, our non-employee
directors are required to achieve specified ownership levels by the later of (i) five years of such individual’s appointment, election or promotion date, as applicable, and (ii) July 2, 2024. Under these guidelines, each non-employee
director must own company stock with a value of three times the annual cash retainer for Board service. As of January 31, 2021, all of our non-employee
directors met, exceeded, or were on track to meet these ownership guidelines within the time frames set out above based on their respective rates of stock accumulation.
Director Compensation for Fiscal Year 2021
The following table provides information regarding the total compensation that was earned by each of our non-employee
directors with respect to our fiscal year ended January 31, 2021.

Director (1)	Fees Earned or Paid in Cash ($)	Option Awards($) (2)	Stock Awards($) (2)	Total($)
Sue Barsamian (3)	59,222	—	191,442	250,664
Carl Bass (4)	22,647	—	476,093	498,740
Dana Evan (3)	72,554	—	191,442	263,996
Kim Hammonds (3)	44,889	—	191,442	236,331
Jack Lazar (5)	37,092	171,411	197,596	406,099
Peter Leav (3)	38,022	—	191,442	229,464
Dan Levin (3)	30,000	—	191,442	221,442
Bethany Mayer (6)	35,793	—	464,315	500,108
Rory O’Driscoll (7)	22,826	—	—	22,826
Josh Stein (8)	21,000	—	—	21,000

(1)
Mr. Park did not serve as a director during our fiscal year ended January 31, 2021. Pursuant to the Investment Agreement, Mr. Park is not entitled to receive any compensation from Box for his service on our board of directors.

(2)
The amounts reported represent the aggregate grant-date fair value of the stock options and restricted stock units awarded to the director, calculated in accordance with FASB ASC Topic 718. The grant date fair value of the restricted stock units is determined by multiplying the closing stock price on the date of grant by the number of shares of Class A common stock subject to the restricted stock unit award. The assumptions used in calculating the grant-date fair value of the stock options and restricted stock units reported in this column are set forth in Note 10 to our audited consolidated financial statements included in our Annual Report on Form
10-K,
as filed with the SEC on March 19, 2021.
(3)
As of January 31, 2021, each of Mses. Barsamian, Evan and Hammonds and Messrs. Leav and Levin held 10,060 RSUs. 100% of the shares of our Class A common stock underlying the RSUs will vest on July 15, 2021, subject to the director’s continued service through such date.

(4)
Mr. Bass joined our Board of Directors on May 26, 2020. As of January 31, 2021, Mr. Bass held 24,390 RSUs. The shares of our Class A common stock underlying the RSUs vest in three annual installments beginning with the first anniversary of the grant date, subject to Mr. Bass’ continued service through the applicable vesting date.

(5)
Mr. Lazar joined our Board of Directors on March 22, 2020. As of January 31, 2021, Mr. Lazar held an option to purchase 31,666 shares of our Class A common stock and 15,833 RSUs. The shares of our Class A common stock subject to the options vest in 36 equal monthly installments beginning with the first monthly anniversary of the grant date, subject to Mr. Lazar’s continued service through the applicable vesting date. The shares of our Class A common stock underlying the RSUs vest in three annual installments beginning with the first anniversary of the grant date, subject to Mr. Lazar’s continued service through the applicable vesting date.

(6)
Ms. Mayer joined our Board of Directors on April 24, 2020. As of January 31, 2021, Ms. Mayer held 29,239 RSUs. The shares of our Class A common stock underlying the RSUs vest in three annual installments beginning with the first anniversary of the grant date, subject to Ms. Mayer’s continued service through the applicable vesting date.

(7)	Mr. O’Driscoll did not stand for re-election at our 2020 annual meeting of stockholders on July 15, 2020.
(8)	Mr. Stein resigned from our Board of Directors, effective as of our 2020 annual meeting of stockholders on July 15, 2020.
Our directors who are also our employees receive no additional compensation for their service as directors. During our fiscal year ended January 31, 2021, Mr. Levie was an employee. See the section titled “Executive Compensation” for additional information about the compensation paid to Mr. Levie.
Compensation Committee Interlocks and Insider Participation
None of the members of our Compensation Committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our Board of Directors or Compensation Committee.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes our equity compensation plan information as of January 31, 2021. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders.

Plan Category	Class of Common Stock	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by stockholders	Class A	20,947,715	$10.77	25,067,256
Equity compensation plans not approved by stockholders		—	—	—
Total	Class A	20,947,715	$10.77	25,067,256

(1)
The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying restricted stock units, which have no exercise price.

(2)
Includes: 23,778,878 shares from the Box, Inc. 2015 Equity Incentive Plan (2015 Plan) and 1,288,378 shares from the Box, Inc. 2015 Employee Stock Purchase Plan (ESPP). Our 2015 Plan provides that on the first day of each fiscal year, the number of shares of Class A common stock available for issuance thereunder is automatically increased by a number equal to the least of (i) 12,200,000 shares, (ii) 5% of the outstanding shares of our capital stock as of the last day of our immediately preceding fiscal year, or (iii) such other amount as our Board of Directors may determine. Our ESPP provides that on the first day of each fiscal year, the number of shares of Class A common stock available for issuance thereunder is automatically increased by a number equal to the least of (i) 2,500,000 shares, (ii) 1% of the outstanding shares of our capital stock on the first day of such fiscal year, or (iii) such other amount as our Board of Directors may determine. On February 1, 2021, the number of shares of Class A common stock available for issuance under our 2015 Plan and our ESPP increased by 7,992,533 shares and 1,598,506 shares, respectively, pursuant to these provisions. These increases are not reflected in the table above.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with respect to the beneficial ownership of our capital stock as of May 15, 2021 for:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our Class A common stock or Series A Preferred Stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our current executive officers and directors as a group.
We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to applicable community property laws.

Applicable percentage ownership is based on 162,762,116 shares of our Class A common stock outstanding as of May 15, 2021. In computing the number of shares of capital stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of our capital stock subject to options held by the person that are currently exercisable or exercisable within 60 days of May 15, 2021 and issuable upon the vesting of RSUs held by the person within 60 days of May 15, 2021. However, we did not deem such shares of our capital stock outstanding for the purpose of computing the percentage ownership of any other person. There were 500,000 shares of our Series A Preferred Stock outstanding as of May 15, 2021.
Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Box, Inc., 900 Jefferson Ave., Redwood City, California 94063. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Number of Class A Shares Beneficially Owned	Percent of Class A Shares Beneficially Owned	Number of Series A Preferred Shares Beneficially Owned+	Percent of Series A Preferred Shares Beneficially Owned
5% Stockholders:
The Vanguard Group, Inc. (1)	17,326,628	10.7%
Starboard Value LP (2)	13,013,663	8.0%
BlackRock, Inc. (3)	13,004,504	8.0%
Entities Affiliated with KKR (4)			149,999	30.0%
Entities Affiliated with Centerbridge (5)			116,667	23.3%
Kennedy Lewis Capital Partners Master Fund II LP (6)			116,667	23.3%
Oak Hill Advisor Entities (7)			116,667	23.3%
Named Executive Officers and Directors:
Aaron Levie (8)	4,157,941	2.5%
Dylan Smith (9)	2,306,844	1.4%
Stephanie Carullo (10)	571,844	*
Sue Barsamian (11)	43,089	*
Carl Bass (12)	8,130	*
Dana Evan (13)	167,929	*
Kim Hammonds (14)	21,081	*
Jack Lazar (15)	18,471	*
Peter Leav (16)	23,922	*
Dan Levin (17)	1,132,693	*
Bethany Mayer (18)	9,746	*
John Park	—	*
All executive officers and directors as a group (12 persons) (19)	8,461,690	5.1%

*	Represents beneficial ownership of less than one percent (1%).
+	None of the holders of Series A Preferred Shares beneficially owns more than 5% of the Class A Shares.
(1)
According to a Schedule 13G/A filed with the SEC on February 10, 2021, The Vanguard Group, Inc. (“Vanguard”), as investment advisor, has sole voting power with respect to none of the reported shares, shared voting power with respect to 330,503 of the reported shares, sole dispositive power with respect to 16,873,856 of the reported shares and shared dispositive power with respect to 452,772 of the reported shares. The address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(2)
According to a Schedule 13D/A filed with the SEC on May 10, 2021. Starboard Value and Opportunity Master Fund Ltd (“Starboard V&O Fund”) has sole voting and dispositive power with respect to 6,872,443 of the reported shares. Starboard Value and Opportunity S LLC (“Starboard S LLC”) has sole voting and dispositive power with respect to 1,275,334 of the reported shares. Starboard Value and Opportunity C LP (“Starboard C LP”) has sole voting and dispositive power with respect to 746,496 of the reported shares.

Starboard Value and Opportunity Master Fund L LP (“Starboard L Master”), has sole voting and dispositive
power with respect to 652,637 of the reported shares. Starboard X Master Fund Ltd (“Starboard X Master”) has sole voting and dispositive power with respect to 1,336,220 of the reported shares. Starboard Value LP has sole voting and dispositive power with respect to 2,130,533 of the reported shares held in its own account. Starboard Value R LP (“Starboard R LP”) is the general partner of Starboard C LP. Starboard Value L LP (“Starboard L GP”) is the general partner of Starboard L Master. Starboard Value R GP LLC (“Starboard R GP”) is the general partner of Starboard R LP and Starboard L GP. Starboard Value LP is the investment manager of Starboard V&O Fund, Starboard C LP and Starboard L Master and the manager of Starboard S LLC. Starboard Value GP LLC (“Starboard Value GP”) is the general partner of Starboard Value LP. Starboard Principal Co LP (“Principal Co”) is a member of Starboard Value GP. Starboard Principal Co GP LLC (“Principal GP”) is the general partner of Principal Co. Jeffrey C. Smith and Peter A. Feld, as members of Principal GP and as members of the Management Committees of Starboard Value GP and Principal GP, may be deemed the beneficial owners of (i) 6,872,443 Shares held by Starboard V&O Fund, (ii) 1,275,334 Shares held by Starboard S LLC, (iii) 676,215 Shares owned by Starboard C LP, (iv) 652,637 Shares owned by Starboard L Master, (v) 1,336,220 Shares held by Starboard X Master and (v) 2,130,533 Shares held by Starboard Value LP. The address of the principal office of Starboard Value LP and Messrs. Smith and Feld is 777 Third Avenue, 18th Floor, New York, New York 10017.
(3)
According to a Schedule 13G/A filed with the SEC on January 29, 2021, BlackRock, Inc. (“BlackRock”), has sole voting power with respect to 12,567,806 of the reported shares and sole dispositive power with respect to all of the reported shares. BlackRock’s address is 55 East 52nd Street, New York, New York, 10055.

(4)
Represents 113,240 shares held by Powell Investors III L.P., 20,293 shares held by Tailored Opportunistic Credit Fund, 7,379 shares held by
KKR-NYC
Credit C L.P., 6,088 shares held by
KKR-Milton
Credit Holdings L.P. and 2,999 shares held by CPS Holdings (US) L.P. As of May 15, 2021, the Series A Preferred Shares held by these
KKR-affiliated
entities are convertible into 5,555,510 shares of Class A common stock. KKR Special Situations Fund III Limited is the general partner of Powell Investors III L.P. KKR Dislocation Opportunities (EEA) Fund SCSp is the sole shareholder of KKR Special Situations Fund III Limited. KKR Associates Dislocation Opportunities SCSp is the general partner of KKR Dislocation Opportunities (EEA) Fund SCSp. KKR Dislocation Opportunities S.a r.l. is the general partner of KKR Associates Dislocation Opportunities SCSp. KKR Dislocation Opportunities Limited is the sole shareholder of KKR Dislocation Opportunities S.a r.l.
KKR-NYC
Credit C GP LLC is the general partner of
KKR-NYC
Credit C L.P.
KKR-NYC
SL GP MH LLC is the sole member of
KKR-NYC
Credit C GP LLC. KKR Associates Milton Strategic L.P. is the general partner of
KKR-Milton
Credit Holdings L.P. KKR Milton Strategic Limited is the general partner of KKR Associates Milton Strategic L.P. CPS Holdings (US) GP LLC is the general partner of CPS Holdings (US) L.P. CPS Managers Fund (US) L.P. is the sole member of CPS Holdings (US) GP LLC. CPS Associates (US) L.P. is the general partner of CPS Managers Fund (US) L.P. CPS (US) LLC is the general partner of CPS Associates (US) L.P. KKR Credit Fund Advisors LLC is an investment advisor to Powell Investors III L.P. and
KKR-NYC
Credit C L.P. and is a wholly-owned subsidiary of KKR Credit Advisors (US) LLC., which, along with KKR Australia Investment Management Pty Limited, is the investment advisor to Tailored Opportunistic Credit Fund and
KKR-Milton
Credit Holdings L.P. KKR Australia Pty Limited is the sole shareholder of KKR Australia Investment Management Pty Limited. KKR Asia LLC is the sole shareholder of KKR Australia Pty Limited. Kohlberg Kravis Roberts & Co. L.P. is the holder of all of the outstanding equity interests in KKR Credit Advisors (US) LLC and KKR Asia LLC and is the investment advisor to CPS Managers Fund (US) L.P. KKR & Co. GP LLC is the general partner of Kohlberg Kravis Roberts & Co. L.P. KKR Holdco LLC is the sole member of KKR & Co. GP LLC. KKR Group Partnership L.P. is the sole shareholder of each of KKR Dislocation Opportunities Limited and KKR Milton Strategic Limited and the sole member of each of
KKR-NYC
SL GP MH LLC, CPS (US) LLC and KKR Holdco LLC. KKR Group Holdings Corp. is the general partner of KKR Group Partnership L.P. KKR & Co. Inc. is the sole shareholder of KKR Group Holdings Corp. KKR Management LLP is the Series I preferred stockholder of KKR & Co. Inc. Messrs. Henry R. Kravis and George R. Roberts are the founding partners of KKR Management LLP. The principal business address of each of the entities and persons identified above, other than Kohlberg Kravis Roberts & Co. L.P., KKR &

Co. GP LLC, KKR Holdco LLC, KKR Group Partnership L.P., KKR Group Holdings Corp., KKR & Co. Inc., KKR Management LLP and Messrs. Kravis and Roberts is 555 California Street, 50th Floor, San Francisco, CA 94104, the principal business address of the other entities and Mr. Kravis is c/o Kohlberg Kravis Roberts & Co. L.P., 30 Hudson Yards, New York, NY 10001 and the principal business address of Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.
(5)
Represents 25,167 shares held by Centerbridge Credit Partners Master, L.P. and 91,500 shares held by Centerbridge Special Credit Partners
III-Flex,
L.P. As of May 15, 2021, the Series A Preferred Shares held by these Centerbridge-affiliated entities are convertible into 4,320,995 shares of Class A common stock. Centerbridge Credit GP Investors, L.L.C. (“Credit GP Investors”) is the sole director of Centerbridge Credit Cayman GP, Ltd. (“Credit Cayman GP”), which is the general partner of Centerbridge Credit Partners Offshore General Partner, L.P. (“Credit Partners Offshore GP”), which is the general partner of Centerbridge Credit Partners Master, L.P. (“Credit Partners Master”), and may be deemed to share beneficial ownership over the securities held of record by Credit Partners Master. As the managing member of Credit GP Investors, Jeffrey H. Aronson may be deemed to share beneficial ownership with respect to the securities held of record by Credit Partners Master. Such persons and entities expressly disclaim beneficial ownership of the securities held of record by Credit Partners Master, except to the extent of any proportionate pecuniary interest therein. The address of each of Credit GP Investors, Credit Cayman GP, Credit Partners Offshore GP, Credit Partners Master and Mr. Aronson, respectively, is 375 Park Avenue, 11th Floor, New York, New York 10152. CSCP III Cayman GP Ltd. (“CSCP III Cayman GP”) is the general partner of Centerbridge Special Credit Partners General Partner III, L.P. (“Special Credit III GP”), which is the general partner of Centerbridge Special Credit Partners
III-Flex,
L.P. (“SC
III-Flex”),
and may be deemed to share beneficial ownership over the securities held of record by SC
III-Flex.
As the director of CSCP III Cayman GP, Jeffrey H. Aronson may be deemed to share beneficial ownership with respect to the securities held of record by SC
III-Flex.
Such persons and entities expressly disclaim beneficial ownership of the securities held of record by SC
III-Flex,
except to the extent of any proportionate pecuniary interest therein. The address of each of CSCP III Cayman GP, Special Credit III GP, SC
III-Flex
and Mr. Aronson, respectively, is 375 Park Avenue, 11th Floor, New York, New York 10152.

(6)
As of May 15, 2021, the Series A Preferred Shares held by Kennedy Lewis Capital Partners Master Fund II LP are convertible into 4,320,995 shares of Class A common stock. Kennedy Lewis GP II LLC is the general partner of Kennedy Lewis Capital Partners Master Fund II LP and Kennedy Lewis Management LP is the Investment Advisor of Kennedy Lewis Capital Partners Master Fund II LP and share voting and investment control with respect to the securities held of record by Kennedy Lewis Capital Partners Master Fund II LP Darren Richman and David Chene are the principals of Kennedy Lewis GP II LLC and Kennedy Lewis Management LP. The address of Kennedy Lewis Capital Partners Master Fund II LP is 111 West 33rd Street, Suite 1910, New York, NY 10120.

(7)
Interests shown are held by entities advised and/or managed by Oak Hill Advisors, L.P. or its affiliate (each, an “Oak Hill Advisors Entity”). Interests shown consists of 900 shares held by ALOHA European Credit Fund, L.P., 2,800 shares held by Future Fund Board of Guardians, 900 shares held by Illinois State Board of Investment, 1,400 shares held by Indiana Public Retirement System, 2,800 shares held by OHA AD Customized Credit Fund (International), L.P., 4,100 shares held by OHA Artesian Customized Credit Fund I, L.P., 700 shares held by OHA BCSS SSD II, L.P., 8,800 shares held by OHA Black Bear Fund, L.P., 5,300 shares held by OHA Centre Street Partnership, L.P., 8,800 shares held by OHA Credit Solutions Master Fund II SPV, L.P., 6,500 shares held by OHA Delaware Customized Credit Fund Holdings, L.P., 1,100 shares held by OHA Delaware Customized Credit
Fund-F,
L.P., 5,900 shares held by OHA Dynamic Credit ORCA Fund, L.P., 800 shares held by OHA Enhanced Credit Strategies Master Fund, L.P., 5,200 shares held by OHA KC Customized Credit Master Fund, L.P., 800 shares held by OHA MPS SSD II, L.P., 4,200 shares held by OHA SA Customized Credit Fund, L.P., 21,500 shares held by OHA Strategic Credit Master Fund II, L.P., 3,600 shares held by OHA Structured Products Master Fund D, L.P., 28,567 shares held by OHA Tactical Investment Master Fund, L.P., 1,200 shares held by OHAT Credit Fund, L.P. and 800 shares held by The Coca-Cola Company Master Retirement Trust. As of May 15, 2021, the Series A Preferred Shares held by Oak Hill Advisors Entities are convertible into 4,320,984 shares of Class A common stock. The business address for the Oak Hill Advisors Entities is One Vanderbilt Avenue 16th Floor New York, NY 10017. Glenn R. August is the Founder, Senior Partner and Chief Executive Officer of Oak Hill Advisors, L.P. The interests beneficially owned by the Oak Hill Advisors Entities may also be deemed to be beneficially owned by Mr. August. Mr. August disclaims beneficial ownership of our Series A Preferred Shares beyond his pecuniary interest in the Oak Hill Advisors Entities for purposes of Section 16 under the Exchange Act.
(8)	Consists of (i) 2,141,275 shares held by Mr. Levie and (ii) 2,016,666 shares subject to options exercisable within 60 days of May 15, 2021.
(9)
Consists of (i) 911,491 shares held by Mr. Smith; (ii) 85,000 shares held by Mr. Smith, as Trustee of the DCS GRAT of 2014; (iii) 1,286,916 shares subject to options exercisable within 60 days of May 15, 2021; and (iv) 23,437 shares issuable upon the vesting of restricted stock units within 60 days of May 15, 2021.

(10)
Consists of (i) 142,158 shares held by Ms. Carullo, (ii) 399,999 shares subject to options exercisable within 60 days of May 15, 2021 and (iii) 29,687 shares issuable upon the vesting of restricted stock units within 60 days of May 15, 2021.

(11)
Consists of (i) 11,347 shares held by Ms. Barsamian, (ii) 28,726 shares subject to options exercisable within 60 days of May 15, 2021 and (iii) 3,016 shares issuable upon the vesting of restricted stock units within 60 days of May 15, 2021.

(12)	Consists of 8,130 shares issuable upon the vesting of restricted stock units within 60 days of May 15, 2021.
(13)	Consists of (i) 110,567 shares held by Ms. Evan and (ii) 57,362 shares subject to options exercisable within 60 days of May 15, 2021.
(14)	Consists of (i) 3,329 shares held by Ms. Hammonds and (ii) 17,752 shares subject to options held by Ms. Hammonds that are exercisable within 60 days of May 15, 2021.
(15)	Consists of (i) 5,277 shares held by Mr. Lazar and (ii) 13,194 shares subject to options held by Mr. Lazar that are exercisable within 60 days of May 15, 2021.
(16)
Consists of (i) 3,987 shares held by Mr. Leav, (ii) 15,948 shares subject to options held by Mr. Leav that are exercisable within 60 days of May 15, 2021 and (iii) 3,987 shares issuable upon the vesting of restricted stock units within 60 days of May 15, 2021.

(17)
Consists of (i) 11,106 shares held by Mr. Levin; (ii) 128,600 shares held of record by Daniel J. Levin and Naomi J. Andrews, as Trustees of the Levin/Andrews Family Trust dated 9/18/99; and (iii) 992,987 shares subject to options exercisable within 60 days of May 15, 2021.

(18)	Consists of 9,746 shares issuable upon the vesting of restricted stock units within 60 days of May 15, 2021.
(19)
Consists of (i) 3,563,883 shares outstanding as of May 15, 2021, (ii) 4,829,550 shares subject to options exercisable within 60 days of May 15, 2021 and (iii) 68,257 shares issuable upon the vesting of restricted stock units within 60 days of May 15, 2021.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Person Transactions
We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, nominees for director, executive officers or beneficial holders of more than 5% of any class of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities (each, a related person), had or will have a direct or indirect material interest.

Agreement with Starboard Value LP
In March 2020, the company entered into an agreement with Starboard regarding, among other things, the membership and composition of the Board of Directors and committees thereof (the “Starboard Agreement”).

Under the terms of the Starboard Agreement, the company appointed Carl Bass, Jack Lazar, and Bethany Mayer to serve on the Board of Directors and agreed to nominate Mr. Bass and Mr. Lazar for election to the Board of Directors as Class III directors at our 2020 annual meeting of stockholders (“2020 Annual Meeting”). With respect to the 2020 Annual Meeting, Starboard agreed to, among other things, vote, subject to certain conditions, all shares of the company’s Class A common stock beneficially owned by Starboard in favor of the company’s director nominees and in accordance with the Board of Directors’ recommendations on all other proposals.
Pursuant to the Starboard Agreement, we agreed (i) to increase the size of the Board of Directors from nine directors to 12 directors and appoint Messrs. Bass and Lazar as Class III directors and Ms. Mayer as a Class II director; (ii) that Messrs. O’Driscoll and Smith would not stand for reelection as directors at the 2020 Annual Meeting; (iii) that Mr. Stein would resign from the Board of Directors effective as of the conclusion of the 2020 Annual Meeting; (iv) to form the Operating Committee; (v) to appoint the members of the Operating Committee and to appoint specified replacements in the event Mr. Lazar and/or Ms. Mayer cease to be directors; and (vi) to provide at least one of Mr. Lazar and Ms. Mayer the opportunity to serve on each standing committee of the Board of Directors and provide each of Mr. Lazar and Ms. Mayer the opportunity to serve on at least one standing committee of the Board of Directors. We agreed to reduce the size of the Board of Directors to nine directors following the conclusion of the 2020 Annual Meeting.
Starboard also agreed to certain customary standstill provisions, effective through the earlier of (x) 15 business days prior to the deadline for the submission of stockholder nominations for the company’s 2021 annual meeting of stockholders and (y) 100 days prior to the first anniversary of the 2020 Annual Meeting (the “Standstill Period”). We also agreed to reimburse Starboard for its reasonable, documented out-of-pocket
fees and expenses (including legal fees) incurred in connection with Starboard’s involvement with the company though the date of the Starboard Agreement, not to exceed $200,000 in the aggregate. On April 6, 2021, 100 days prior to the first anniversary of the 2020 Annual Meeting (which was held on July 15, 2020), the Standstill Period and Starboard Agreement terminated pursuant to the Starboard Agreement’s terms.
The foregoing summary of the Starboard Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed as Exhibit 10.1 of our Current Report on Form
8-K
filed with the SEC on March 23, 2020 and is incorporated herein by reference.
Investment Agreement with KKR
On April 7, 2021, the company entered into an Investment Agreement (the “Investment Agreement”) with investment vehicles managed or advised by KKR Credit Advisors (US) LLC, or affiliates thereof. (collectively, “KKR”), relating to the issuance and sale by the company to KKR and certain other parties (collectively with KKR, the “Investors”) of 500,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) for an aggregate purchase price of $500 million, or $1,000 per share (the “Issuance”). Cumulative preferred dividends accrue daily on the Series A Preferred Stock at a rate of 3.0% per year. The Issuance was consummated on May 12, 2021 (the “Closing Date”) for an aggregate purchase price of $500 million. Our Board of Directors unanimously approved the Investment Agreement and Issuance. As of May 15, 2021, the Investors held 500,000 shares of Series A Preferred Stock.
The holders of our Series A Preferred Stock are entitled to vote with the holders of our Class A common stock on an as-converted
basis, voting together as a single class. Holders of the Series A Preferred Stock are also entitled to a separate class vote with respect to, among other things, amendments to the company’s organizational documents that have an adverse effect on the Series A Preferred Stock, authorizations or issuances by the company of securities that are senior to, or equal in priority with, the Series A Preferred Stock, and payments of special dividends in excess of an agreed upon amount. On May 13, 2021, the company waived compliance by the Investors with the provisions of the Investment Agreement requiring the Investors to vote in the same manner as recommended by our Board of Directors with respect to certain proposals, resulting in the Investors being able to vote their shares of Series A Preferred Stock without restriction.

Pursuant to the Investment Agreement, the company agreed to increase the size of its Board of Directors in order to appoint, as of the Closing Date, one individual designated by KKR, who shall initially be John Park, to our Board of Directors for a term expiring at the 2023 annual meeting of the company’s stockholders. So long as KKR beneficially own at least 50% of the shares of Series A Preferred Stock purchased that it purchased at the closing of the Issuance on an as-converted
basis, KKR will have the right to designate a director nominee for election to the Board of Directors.
For further information regarding the Investment Agreement, including a description of certain obligations and restrictions binding on the parties thereto and the terms of the Series A Preferred Stock, please refer to the Company’s Current Reports on Form
8-K
filed with the SEC on April 8, 2021 and May 18, 2021.
Other Transactions
We have entered into change in control and severance agreements with certain of our executive officers that, among other things, provide for certain severance and change in control benefits. See the section titled and “Executive Compensation—Potential Payments upon Termination or Change of Control.”
We have entered into indemnification agreements with our directors and executive officers. The indemnification agreements and our Charter and Bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.
Other than as described above, since February 1, 2020, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described above were comparable to terms we could have obtained in arm’s-length
dealings with unrelated third parties.
Policies and Procedures for Related Party Transactions
Our Audit Committee has the primary responsibility for reviewing and approving transactions with related persons. Our Audit Committee charter provides that our Audit Committee shall review any related person transactions. Our Board of Directors has adopted a formal written policy providing that we are not permitted to enter into any transaction that exceeds $120,000 and in which any related person has a direct or indirect material interest without the consent of our Audit Committee. In approving or rejecting any such transaction, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to our Audit Committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.
The company is not aware of any related person transactions required to be reported under applicable SEC rules since the beginning of the last fiscal year where our policies and procedures did not require review, or where such policies and procedures were not followed.
Director Independence
Our Class A common stock is listed on the New York Stock Exchange. Under the listing standards of the New York Stock Exchange, independent directors must comprise a majority of a listed company’s board of directors. In addition, the listing standards of the New York Stock Exchange require that, subject to specified exceptions, each member of a listed company’s Audit, Compensation, and Nominating and Corporate Governance Committees be independent. Under the listing standards of the New York Stock Exchange, a director will only qualify as an “independent director” if, in the opinion of that listed company’s board of directors, that director does not have a material relationship with the company (either directly or as a partner, shareholder or officer of an organization that has a relationship within the company).
Audit Committee members must also satisfy the additional independence criteria set forth in Rule
10A-3
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the listing standards of the

New York Stock Exchange. Compensation Committee members must also satisfy the additional independence
criteria set forth in
Rule 10C-1
under the Exchange Act and the listing standards of the New York Stock Exchange.
Our Board of Directors has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning their background, employment and affiliations, our Board of Directors has determined that none of Mses. Barsamian, Evan, Hammonds, and Mayer or Messrs. Bass, Lazar, Leav, Levin, or Park has a material relationship with the company (either directly or as a partner, shareholder or officer of an organization that has a relationship within the company) and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of the New York Stock Exchange. In making these determinations, our Board of Directors considered the current and prior relationships that each non-employee
director has with our company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee
director, and the transactions involving them described in the section titled “Related Person Transactions.”
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to the Independent Registered Public Accounting Firm
The following table presents fees for professional audit services and other services rendered to our company by EY for our fiscal years ended January 31, 2020 and 2021, respectively.

	2020	2021
Audit Fees (1)	$2,677,511	$3,022,500
Tax Fees (2)	$229,912	$275,280
Total Fees	$2,907,423	$3,297,780

(1)
Audit Fees consist of professional services provided in connection with the audit of our annual consolidated financial statements and the audit of internal control over financial reporting, including the review of our unaudited quarterly consolidated financial statements, and audit services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. In addition, fees consist of professional services rendered in connection with our Registration Statements on Form
S-8.
For our fiscal year ended January 31, 2021, this category also includes fees for services provided in connection with our offering of 0.00% convertible senior notes due January 15, 2026.

(2)	Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance.
Auditor Independence
Pursuant to its charter and the policy described further below, our Audit Committee pre-approves
audit and
non-audit
services rendered by our independent registered public accounting firm, EY. Our Audit Committee has determined that the rendering of non-audit
services for tax compliance, tax planning and tax consulting advice by EY is compatible with maintaining the independence of EY.
Audit Committee Policy on
Pre-Approval
of Audit and Permissible
Non-Audit
Services of Independent Registered Public Accounting Firm
Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our Audit Committee is required to pre-approve
all audit and
non-audit
services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to EY for our fiscal years ended January 31, 2020 and 2021 were pre-approved
by our Audit Committee.

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
Item 16. FORM
10-K
SUMMARY
Not applicable.
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Box, Inc., as amended.	8-K	001-36805	3.1	June 23, 2017

3.2	Amended and Restated Bylaws of the Registrant.	10-K	001-36805	3.2	March 30, 2015

3.3	Certificate of Retirement of Class B Common Stock of Box, Inc., dated June 16, 2018.	8-K	001-36805	3.1	June 15, 2018

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194767	4.1	July 7, 2014

4.2	Eighth Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of July 7, 2014.	S-1/A	333-194767	4.2	July 7, 2014

4.3	Description of Capital Stock.	10-K	001-36805	4.3	March 19, 2021

4.4	Indenture, dated as of January 14, 2021, between Box, Inc. U.S. National Bank Association, as trustee.	8-K	001-36805	4.1	January 15, 2021

4.5	Form of 0% Convertible Senior Notes due 2026 (included in Exhibit 4.4)	8-K	001-36805	4.2	January 15, 2021

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194767	10.1	July 7, 2014

10.2*	Box, Inc. 2015 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.2	January 9, 2015

10.3*	Box, Inc. 2015 Employee Stock Purchase Plan and related form agreements.	S-8	333-254219	99.2	March 12, 2021

10.4*	Box, Inc. Amended 2015 Equity Incentive Plan Form of Global Restricted Stock Unit Agreement.	S-8	333-254219	99.3	March 12, 2021

10.5*	Box, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.4	January 9, 2015

10.6*	Box, Inc. 2006 Stock Incentive Plan and related form agreements.	S-1/A	333-194767	10.5	January 9, 2015

10.7*	Box, Inc. Executive Incentive Plan.	S-1/A	333-194767	10.6	July 7, 2014

10.8*	Box, Inc. Outside Director Compensation Policy, amended and restated on April 9, 2020.	10-Q	001-36805	10.9	June 4, 2020

10.9*	Form of Change in Control and Severance Agreement between the Registrant and each of Aaron Levie, Dylan Smith, Stephanie Carullo and certain of its executive officers.	S-1/A	333-194767	10.7	December 10, 2014

10.10*	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1/A	333-194767	10.7A	December 10, 2014

10.11*	Offer Letter between the Registrant and Aaron Levie, dated as of December 19, 2014.	S-1/A	333-194767	10.8	January 9, 2015

10.12*	Offer Letter between the Registrant and Dylan Smith, dated as of December 19, 2014.	S-1/A	333-194767	10.10	January 9, 2015

10.13☐	Master License and Service Agreement between the Registrant and CoreSite, L.P., dated as of March 17, 2008.	S-1/A	333-194767	10.15	July 7, 2014

10.14	Master Service Agreement between the Registrant and Equinix Operating Co., Inc., dated as of April 29, 2008.	S-1	333-194767	10.16	March 24, 2014

10.15	Office Lease between the Registrant and Redwood City Partners, LLC, dated as of September 15, 2014.	S-1/A	333-194767	10.18	January 9, 2015

10.16	First Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of March 17, 2015.	10-Q	001-36805	10.4	June 4, 2020

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.17	Second Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of October 22, 2015.	10-Q	001-36805	10.5	June 4, 2020

10.18	Third Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of September 21, 2017.	10-Q	001-36805	10.6	June 4, 2020

10.19	Fourth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of November 6, 2018.	10-Q	001-36805	10.7	June 4, 2020

10.20	Fifth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of April 30, 2019.	10-Q	001-36805	10.8	June 4, 2020

10.21☐	Master License and Service Agreement by and among the Registrant and entities affiliated with CoreSite, dated as of December 18, 2015.	10-Q	001-36805	10.1	December 8, 2016

10.22☐	Wholesale Data center Lease by and between the Registrant and Vantage Data Centers, dated as of July 27, 2016.	10-Q	001-36805	10.2	December 8, 2016

10.23*	Offer Letter between Box, Inc. and Stephanie Carullo, dated July 7, 2017.	8-K	001-36805	10.1	July 12, 2017

10.24	Credit Agreement, dated as of November 27, 2017, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	November 29, 2017

10.25	Amendment No. 1 to Credit Agreement, dated as of July 12, 2019, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	July 15, 2019

10.26	Amendment No. 2 to Credit Agreement, dated September 27, 2019, by and between Box, Inc. and Wells Fargo Bank, National Association.	10-Q	001-36805	10.2	June 4, 2020

10.27	Amendment No. 3 to Credit Agreement, dated April 17, 2020, by and between Box, Inc. and Wells Fargo Bank, National Association.	10-Q	001-36805	10.3	June 4, 2020

10.28‡	Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of August 10, 2017.	10-Q	001-36805	10.1	June 6, 2019

10.29‡	Amendment No. 1 to the Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of July 31, 2018.	10-Q	001-36805	10.2	June 6, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

10.30‡	Amendment No. 2 to the Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of March 15, 2019.	10-Q	001-36805	10.3	June 6, 2019

10.31	Agreement, dated as of March 22, 2020, by and between Box, Inc. and Starboard Value LP.	8-K	001-36805	10.1	March 23, 2020

10.32	Purchase Agreement, dated January 11, 2021, by and among Box, Inc. and Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as representatives of the several initial purchasers named in Schedule I thereto.	8-K	001-36805	10.1	January 15, 2021

10.33	Form of Capped Call Transaction Confirmation.	8-K	001-36805	10.2	January 15, 2021

21.1	List of subsidiaries of the Registrant.	10-K	001-36805	21.1	March 19, 2021

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	001-36805	23.2	March 19, 2021

24.1	Power of Attorney (included on the Signatures page of the Original 10-K).	10-K	001-36805	24.1	March 19, 2021

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-36805	31.1	March 19, 2021

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-36805	31.2	March 19, 2021

31.3	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-36805	32.1	March 19, 2021

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.
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
Date: May 28, 2021

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer