Form 10-Q
period 2021-04-30
BOX INC
filed 2021-06-04
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

As of May 28, 2021, the number of shares of the registrant’s Class A common stock outstanding was 162,789,262.

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

•	our ability to expand internationally;
•	expectations about competition and its effect in our market and our ability to compete;
•	the effects of seasonal trends on our operating results;
•	use of non-GAAP financial measures;
•	our belief regarding the sufficiency of our cash, cash equivalents and credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months;
•	our expectations concerning relationships with third parties;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to realize the anticipated benefits of our partnerships with third parties;
•	the effects of new laws, policies, taxes and regulations on our business;
•	management’s plans, beliefs and objectives, including the importance of our brand and culture on our business;
•	our ability to maintain, protect and enhance our brand and intellectual property;

•	acquisitions of or investments in complementary companies, products, services or technologies and our ability to successfully integrate such companies or assets;
•	the KKR-led investment in Box and achievement of its potential benefits;
•	any potential repurchase of our Class A common stock;
•	the potential impact of shareholder activism on Box’s business and operations; and
•	the impact of public health epidemics or pandemics, such as the COVID-19 pandemic, and governmental responses thereto.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30,	January 31,
	2021	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$561,459	$595,082
Short-term investments	50,000	—
Accounts receivable	112,253	228,309
Prepaid expenses and other current assets	26,371	16,785
Deferred commissions	39,514	39,110
Total current assets	789,597	879,286
Property and equipment, net	146,100	160,148
Operating lease right-of-use assets, net	183,401	194,253
Goodwill	75,597	18,740
Deferred commissions, non-current	63,487	66,481
Other long-term assets	51,949	32,774
Total assets	$1,310,131	$1,351,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$34,904	$32,128
Accrued compensation and benefits	20,761	39,123
Finance lease liabilities	47,110	49,888
Operating lease liabilities	43,881	47,771
Deferred revenue	406,049	443,929
Total current liabilities	552,705	612,839
Debt, net, non-current	366,061	297,614
Finance lease liabilities, non-current	49,877	60,351
Operating lease liabilities, non-current	182,348	192,531
Deferred revenue, non-current	17,200	21,684
Other long-term liabilities	17,127	15,598
Total liabilities	1,185,318	1,200,617
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 162,762 shares (unaudited) and 159,851 shares issued and outstanding as of April 30 and January 31, 2021, respectively	16	16
Additional paid-in capital	1,462,038	1,474,843
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive loss	(371)	(938)
Accumulated deficit	(1,335,693)	(1,321,679)
Total stockholders’ equity	124,813	151,065
Total liabilities and stockholders’ equity	$1,310,131	$1,351,682

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 30,
	2021	2020
Revenue	$202,441	$183,561
Cost of revenue	60,947	53,995
Gross profit	141,494	129,566
Operating expenses:
Research and development	50,859	53,114
Sales and marketing	69,811	72,750
General and administrative	31,087	27,942
Total operating expenses	151,757	153,806
Loss from operations	(10,263)	(24,240)
Interest and other expense, net	(3,999)	(1,103)
Loss before provision for income taxes	(14,262)	(25,343)
Provision for income taxes	311	207
Net loss	$(14,573)	$(25,550)
Net loss per share, basic and diluted	$(0.09)	$(0.17)
Weighted-average shares used to compute net loss per share, basic and diluted	161,733	151,943

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2021	2020
Net loss	$(14,573)	$(25,550)
Other comprehensive income (loss)*:
Changes in foreign currency translation adjustment	273	(152)
Changes in unrealized loss on cash flow hedge	294	(1,180)
Other comprehensive income (loss)	567	(1,332)
Comprehensive loss	$(14,006)	$(26,882)

*	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended April 30, 2021
	Class A Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance as of January 31, 2021	159,851	$16	$1,474,843	$(1,177)	$(938)	$(1,321,679)	$151,065
Cumulative adjustment due to adoption of ASU 2020-06	—	—	(68,576)	—	—	559	(68,017)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	2,911	—	(1,878)	—	—	—	(1,878)
Stock consideration in connection with fiscal 2022 acquisition	—	—	10,000	—	—	—	10,000
Stock-based compensation related to stock awards	—	—	47,649	—	—	—	47,649
Other comprehensive loss	—	—	—	—	567	—	567
Net loss	—	—	—	—	—	(14,573)	(14,573)
Balance as of April 30, 2021	162,762	$16	$1,462,038	$(1,177)	$(371)	$(1,335,693)	$124,813

	Three Months Ended April 30, 2020
	Class A Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance as of January 31, 2020	150,611	$15	$1,302,072	$(1,177)	$(307)	$(1,278,246)	$22,357
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	2,835	—	2,607	—	—	—	2,607
Stock-based compensation related to stock awards	—	—	42,766	—	—	—	42,766
Other comprehensive loss	—	—	—	—	(1,332)	—	(1,332)
Net loss	—	—	—	—	—	(25,550)	(25,550)
Balance as of April 30, 2020	153,446	$15	$1,347,445	$(1,177)	$(1,639)	$(1,303,796)	$40,848

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,573)	$(25,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,380	17,946
Stock-based compensation expense	41,790	40,043
Amortization of deferred commissions	10,517	8,159
Other	443	74
Changes in operating assets and liabilities:
Accounts receivable, net	116,835	110,367
Deferred commissions	(7,927)	(7,695)
Operating lease right-of-use assets, net	10,852	9,713
Prepaid expenses and other assets	(8,816)	(4,925)
Accounts payable, accrued expenses and other liabilities	(11,906)	(19,713)
Operating lease liabilities	(13,927)	(11,002)
Deferred revenue	(47,896)	(55,500)
Net cash provided by operating activities	94,772	61,917
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investment	(50,000)	—
Purchases of property and equipment, net of proceeds from sales	(1,145)	(1,407)
Capitalized internal-use software costs	(1,178)	(3,291)
Acquisitions, net of cash acquired	(56,642)	—
Proceeds from the sale of a strategic equity investment	—	107
Net cash used in investing activities	(108,965)	(4,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
Convertible debt issuance costs	(471)	—
Proceeds from borrowings, net of borrowing costs	—	30,000
Proceeds from exercise of stock options	1,356	965
Proceeds from issuances of common stock under employee stock purchase plan	12,510	11,906
Employee payroll taxes paid related to net share settlement of restricted stock units	(15,684)	(10,212)
Principal payments of finance lease liabilities	(13,262)	(17,356)
Capitalized internal-use software costs	(3,297)	—
Net cash (used in) provided by financing activities	(18,848)	15,303
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(211)	200
Net (decrease) increase in cash, cash equivalents, and restricted cash	(33,252)	72,829
Cash, cash equivalents, and restricted cash, beginning of period	595,511	195,586
Cash, cash equivalents, and restricted cash, end of period	$562,259	$268,415
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in finance lease liabilities	$1,107	$14,825
Stock consideration in connection with fiscal 2022 acquisition	10,000	—
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH INFORMATION:
Cash and cash equivalents, beginning of period	$595,082	$195,586
Restricted cash, beginning of period	429	—
Cash, cash equivalents, and restricted cash, beginning of period	$595,511	$195,586
Cash and cash equivalents, end of period	$561,459	$267,973
Restricted cash, end of period	800	442
Cash, cash equivalents, and restricted cash, end of period	$562,259	$268,415

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2021 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders’ equity, and the condensed consolidated statements of cash flows for the three months ended April 30, 2021 and 2020, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2021 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (the Form 10-K), which was filed with the Securities and Exchange Commission (the SEC) on March 19, 2021. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. Other than items discussed under Use of Estimates and Recently Adopted Accounting Pronouncements, there have been no other material changes to our critical accounting policies and estimates during the three months ended April 30, 2021 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K and include all adjustments necessary for the fair presentation of our balance sheet as of April 30, 2021, and our results of operations, including our comprehensive loss, our stockholders’ equity, and our cash flows for the three months ended April 30, 2021 and 2020. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2022.

Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income, or net income.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the determination of the allowance for accounts receivable, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, timing and costs associated with our asset retirement obligations, the nature and timing of satisfaction of performance obligations, estimate of standalone selling price allocation included in contracts with multiple performance obligations, the estimated expected benefit period for deferred commissions, the estimated useful life of capitalized internal-use software costs, observable price changes of non-marketable equity securities, fair value of derivative instruments, the incremental borrowing rate we use to determine our lease liabilities, fair values of stock-based awards, legal contingencies, the valuation of deferred income tax assets, and unrecognized tax benefits, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed deposit insurance coverage limits.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of April 30, 2021 and January 31, 2021, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. No single customer represented over 10% of our revenue for the three months ended April 30, 2021 and 2020.

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

Geographic Locations

For the three months ended April 30, 2021 and 2020, revenue attributable to customers in the United States was 69% and 73%, respectively. For the three months ended April 30, 2021 and 2020, revenue attributable to customers in Japan was 17% and 13%, respectively.

Substantially all of our net assets are located in the United States. As of April 30, 2021 and January 31, 2021, property and equipment located in the United States was approximately 96%.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by improving consistent application of other areas of Topic 740. We adopted the new standard, effective February 1, 2021, and the adoption did not have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06 (ASU 2020-06), Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update were implemented by the FASB to reduce the number of accounting models for convertible debt instruments. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument is accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. There is no longer a debt discount representing the difference between the carrying value, excluding issuance costs, and the principal of the convertible debt instrument and, as a result, there is no longer interest expense from the amortization of the debt discount over the term of the convertible debt instrument. The amendments in this update also require the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. We early adopted the new standard, effective February 1, 2021, using the modified retrospective method. The comparative periods presented and disclosed in the year of adoption are based on legacy guidance.

Adoption Impact of ASU 2020-06 on the Opening Balance Sheet as of February 1, 2021

In connection with the adoption of ASU 2020-06, we recognized a $0.6 million decrease of accumulated deficit, a $68.6 million decrease of additional paid-in capital, and a $68.0 million increase of debt, net, noncurrent. The adoption of ASU 2020-06 did not have a material effect on our condensed consolidated statements of operations and cash flows.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Reference rate reform refers to the global transition away from certain reference rates, such as the London Interbank Offered Rate (LIBOR), and to the introduction of new reference rates that are based on a larger and more liquid

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

population of observable transactions. ASU 2020-04 provides temporary optional expedients and exceptions for applying GAAP to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. The amendments in this ASU were effective upon issuance do not have a material impact on our condensed consolidated financial statements.

Summary of Significant Accounting Policies

Other than items discussed under Use of Estimates and Recently Adopted Accounting Pronouncements, there have been no material changes to our critical accounting policies during the three months ended April 30, 2021 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 31, 2021.

Note 2. Revenue

Contract Assets

Contract assets, which are presented within accounts receivable, were not material as of April 30, 2021 and January 31, 2021.

Deferred Revenue

Deferred revenue was $423.2 million and $465.6 million as of April 30, 2021 and January 31, 2021, respectively. During the three months ended April 30, 2021 and 2020, we recognized $167.4 million and $154.4 million of revenue that was included in the deferred revenue balance as of January 31, 2021 and 2020, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of April 30, 2021, we had remaining performance obligations for subscription contracts of $864.8 million. We expect to recognize revenue on 62% of these remaining performance obligations over the next 12 months, with the substantial majority of the remaining balance expected to be recognized within 24 months.

Note 3. Fair Value Measurements

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Investments

Financial assets subject to the fair value disclosure requirements were as follows (in thousands):

	April 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$324,926	$—	$—	$324,926

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$256,861	$—	$—	$256,861

As of April 30, 2021, we had certificates of deposit of $50 million with a maturity of twelve months, which is classified as short-term investments in our condensed consolidated balance sheet.

Fair Value Measurements of Other Financial Instruments

In November 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the “November 2017 Facility”). As of April 30, 2021 and January 31, 2021, we had total debt outstanding relating to the November 2017 Facility with a carrying amount of $30.0 million. The estimated fair value of the November 2017 Facility, which we have classified as a Level 2 financial instrument, approximates its carrying value.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026 (Notes). The fair value of the Notes is determined using observable market prices. The fair value of the Notes, which we have classified as a Level 2 instrument, was $375.3 million and $348.4 million as of April 30, 2021 and January 31, 2021, respectively.

Note 4. Balance Sheet Components

Allowance for Doubtful Accounts

Allowance for doubtful accounts, which is presented within accounts receivable, was $3.0 million and $2.7 million as of April 30, 2021 and January 31, 2021, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	April 30,	January 31,
	2021	2021
Prepaid expenses	$21,551	$11,672
Capitalized qualifying implementation costs incurred in a hosting arrangement that is a service contract, net of amortization (1)	1,802	1,672
Other current assets	3,018	3,441
Total prepaid expenses and other current assets	$26,371	$16,785

(1)

Capitalized stock-based compensation expense, which is included in these amounts, was not material for the periods presented. The accumulated amortization of the capitalized costs was $1.6 million and $1.4 million as of April 30, 2021 and January 31, 2021, respectively. Amortization expense related to capitalized costs was not material for the three months ended April 30, 2021 and 2020. We have not recorded any material impairment charges during the periods presented.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	April 30,	January 31,
	2021	2021
Servers and related equipment	$354,999	$352,224
Leasehold improvements	78,289	80,558
Computer hardware	21,689	25,810
Furniture and fixtures	13,998	14,157
Construction in progress	9,955	11,422
Total property and equipment	478,930	484,171
Less: accumulated depreciation	(332,830)	(324,023)
Total property and equipment, net	$146,100	$160,148

As of April 30, 2021, the gross carrying amount of property and equipment included $258.6 million of servers and related equipment and $5.6 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $165.5 million. As of January 31, 2021, the gross carrying amount of property and equipment included $256.0 million of servers and related equipment and $7.1 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $152.5 million.

Depreciation expense related to property and equipment was $16.2 million and $16.4 million for the three months ended April 30, 2021 and 2020, respectively. Included in these amounts were depreciation expense for servers and related equipment acquired under finance leases in the amount of $13.1 million, for the same periods respectively. Construction in progress primarily consists of servers and networking equipment and storage infrastructure being provisioned in our data center facilities. Interest capitalized to property and equipment was not material for the periods presented.

Operating Lease Right-of-Use Assets, Net

Operating lease right-of-use assets, net consisted of the following (in thousands):

	April 30,	January 31,
	2021	2021
Operating lease right-of-use assets	$270,331	$270,428
Less: accumulated amortization	(86,930)	(76,175)
Operating lease right-of-use assets, net	$183,401	$194,253

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	April 30,	January 31,
	2021	2021
Acquired intangible assets, net of amortization	$19,781	$—
Internally developed software costs, net of amortization (1) (2)	16,007	16,071
On-premises software, net of amortization (2) (3)	8,290	8,749
Other assets, noncurrent	5,390	5,247
Deposits, noncurrent	2,481	2,707
Other long-term assets	$51,949	$32,774

(1)	Capitalized stock-based compensation expense, which is included in these amounts, was $5.9 million and $5.8 million as April 30, 2021 and January 31, 2021, respectively.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(2)

The accumulated amortization of capitalized software costs in the aggregate was $14.1 million and $11.2 million as of April 30, 2021 and January 31, 2021, respectively. Amortization expense related to capitalized software was $3.0 million and $1.9 million for the three months ended April 30, 2021 and 2020, respectively. We have not recorded any material impairment charges during the periods presented.

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

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended
	April 30,
	2021	2020
Finance lease cost:
Amortization of finance lease right-of-use assets	$13,082	$13,106
Interest on finance lease liabilities	1,171	1,526
Operating lease cost, gross	13,780	13,117
Variable lease cost, gross	2,302	2,724
Sublease income	(3,194)	(2,808)
Total lease cost (1)	$27,141	$27,665

(1)	Short-term lease cost was not material for the periods presented and is not included in the table above.

As of April 30, 2021, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)	Finance Leases
Remainder of 2022	$41,742	$38,898
2023	49,593	42,041
2024	48,126	19,584
2025	32,476	1,573
2026	28,391	—
Thereafter	63,616	—
Total lease payments	$263,944	$102,096
Less: imputed interest	$(37,715)	$(5,109)
Present value of total lease liabilities	$226,229	$96,987

(1)

Non-cancellable sublease proceeds for the remainder of the fiscal year ending January 31, 2022 and the fiscal years ending January 31, 2023, 2024, and 2025 of $6.6 million, $8.8 million, $2.3 million, and $2.1 million, respectively, are not included in the table above.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. The present value of our estimated asset retirement obligation for our headquarters facility, which is recorded in other long-term liabilities, was $3.1 million as of April 30, 2021 and January 31, 2021. The accretion expense, which was included in operating expenses in our condensed consolidated statements of operations, was not material for all periods presented.

Note 6. Acquisitions

The purchase price allocation is preliminary. The Company continues to collect information with regard to its estimates and assumptions, including potential liabilities and contingencies. The Company will record adjustments to the fair value of the net assets acquired and goodwill within the twelve months measurement period, if necessary.

SignRequest B.V.

On February 8, 2021, we completed the acquisition of SignRequest B.V. (SignRequest), an e-signature provider, for total aggregate consideration of $54.3 million comprised of a combination of cash and shares of our Class A common stock. Box acquired SignRequest to develop Box Sign, an e-signature capability that will be developed on Sign-Request’s technology and natively integrated into Box.

The consideration paid was $44.3 million of cash and 550,366 shares of our Class A common stock valued at $10.0 million.

Under the acquisition method of accounting, the total final purchase price was allocated to SignRequest’s net tangible and intangible assets based upon their estimated fair values as of the acquisition date. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. Of the total purchase price, $43.4 million was allocated to goodwill, $14.9 million to the acquired developed technology, $2.5 million to deferred tax liability and the remainder to net liabilities assumed which were not material. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of the acquired developed technology into the Box service. Goodwill is non-deductible for tax purposes.

Cloud FastPath

On February 16, 2021, we purchased certain assets and assumed certain liabilities of, and hired certain employees from, Cloud FastPath, a cloud-based content migration solution, for total consideration of $14.8 million paid in cash. We entered into this agreement with Cloud FastPath to supplement and enhance Box Shuttle, our full-service content migration program.

The fair value of the consideration transferred on the date of purchase totaled $14.8 million, which consisted of cash consideration of $12.4 million and $2.4 million which has been held back for fifteen months from the date of purchase to secure the indemnification obligations of the Seller.

Under the acquisition method of accounting, the total final purchase price was allocated to Cloud FastPath’s net tangible and intangible assets based on their estimated fair values as of the date of purchase. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. Of the total purchase price, $13.2 million was allocated to goodwill, $5.8 million to the acquired developed technology, $4.8 million to deferred revenue and the remainder to net assets assumed which were not material. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of the acquired developed technology into the Box service. Goodwill is deductible for tax purposes.

Results of operations for these acquisitions have been included in our condensed consolidated statements of operations since the acquisition dates and were not material. Pro forma results of operations for these acquisitions have not been presented because they were also not material to the consolidated results of operations.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7. Goodwill and Acquired Intangible Assets

Goodwill activity for the three months ended April 30, 2021 is reflected in the following table (in thousands):

Balance as of January 31, 2021	$18,740
Goodwill acquired - SignRequest	43,386
Goodwill acquired - Cloud FastPath	13,230
Foreign currency translation	241
Balance as of April 30, 2021	$75,597

We did not record any goodwill impairment during the three months ended April 30, 2021. There were no additions or impairment to goodwill during the three months ended April 30, 2020.

Acquired intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life (Years)	Gross Value	Accumulated Amortization	Net Carrying Value
Balance as of January 31, 2021		$—	$—	$—
Developed technology	4.22	20,682	(901)	19,781
Balance as of April 30, 2021		$20,682	$(901)	$19,781

Acquired intangible assets are amortized on a straight-line basis over the useful life. Acquired intangible assets amortization was $0.9 million for the three months ended April 30, 2021. We did not record any acquired intangible assets amortization during the three months ended April 30, 2020. Amortization of acquired developed technology is included in cost of revenue in the condensed consolidated statements of operations.

As of April 30, 2021, expected amortization expense for acquired intangible assets was as follows (in thousands):

Fiscal years ending January 31:
Remainder of 2022	$3,860
2023	4,912
2024	4,912
2025	3,064
2026	2,976
Thereafter	57
Total	$19,781

Note 8. Commitments and Contingencies

Letters of Credit

As of April 30, 2021 and January 31, 2021, we had letters of credit in the aggregate amount of $27.0 million in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 9.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Purchase Obligations

As of April 30, 2021, future payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet and relate primarily to infrastructure services and IT software and support services costs, are as follows, shown in accordance with the payment due date (in thousands):

Fiscal years ending January 31:
Remainder of 2022	$7,363
2023	38,104
2024	4,860
2025	434
2026	211,234
Thereafter	—
$261,995

Our contracts for infrastructure services and IT software, which have terms ranging from 2 to 8 years, support our long-term goals of improving gross margin. In addition to the purchase obligations included above, as of April 30, 2021, we recognized a total of $9.2 million related to non-cancellable contractual purchases, which were included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities on the condensed consolidated balance sheet. $3.5 million, $3.8 million, and $1.9 million is due to be paid in the remainder of the fiscal year ending January 31, 2022 and the fiscal years ending January 31, 2023 and 2024, respectively.

Legal Matters

From time to time, we are subject to claims that arise in the ordinary course of business, including matters we initiate to defend ourselves or our users by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2021. Additionally, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors, regardless of the outcome of such litigation.

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

As of April 30, 2021, the conditions allowing holders of the Notes to convert were not met.

The net carrying amount of the Notes consists of the following (in thousands):

	April 30,	January 31,
	2021	2021
Principal	$345,000	$345,000
Unamortized debt discount for conversion option	—	(69,916)
Unamortized issuance costs	(8,939)	(7,470)
Net carrying amount	$336,061	$267,614

Issuance costs are being amortized to interest expense over the term of the Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs was 0.56%. For the three months ended April 30, 2021, the interest expense recognized related to the Notes was $0.5 million.

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Line of Credit

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility). The maturity date of borrowings under the November 2017 Facility is July 12, 2022, the revolving commitment is $100.0 million, and it provides for a sublimit for the issuance of letters of credit of $45.0 million. The November 2017 Facility limits the amount of finance leases and debt that we can incur to $200.0 million, and allows for the issuance of debt constituting convertible debt securities of $350.0 million so long as the total leverage ratio does not exceed 6.00 to 1.00. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%. Borrowings under the November 2017 Facility are collateralized by substantially all of our assets. The November 2017 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement.  Additionally, the November 2017 Facility contains customary affirmative and negative covenants.

As of April 30, 2021, we had total debt outstanding with a carrying amount of $30.0 million and we were in compliance with all financial covenants.

Derivative Instruments and Hedging

In association with our November 2017 Facility, we are required to make variable rate interest payments based on a contractually specified interest rate index (e.g., LIBOR). The variable rate interest payments create interest rate risk as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the loan. To minimize our risk exposure due to the volatility of the interest rate index, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association, effective as of September 5, 2019 (Swap Agreement). This agreement, which is designated as a cash flow hedge, has a maturity of five years. Under the Swap Agreement, we have hedged a portion of the variable interest payments by effectively fixing our interest payments over the term of the agreement. As of April 30, 2021, our interest rate swap had a notional value of $30.0 million.

Note 10. Stock-Based Compensation

Employee Equity Plans

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Generally, our restricted stock units vest over four years and, (a) for employee new hire restricted stock unit grants, twenty-five percent vest one year from the vesting commencement date and continue to vest 1/16th per quarter thereafter; or (b) for employee refresh restricted stock unit grants, 1/16th per quarter vest from the vesting commencement date. As of April 30, 2021, 26,683,430 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of April 30, 2021, 1,356,993 shares were reserved for future issuance under the 2015 ESPP.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2021	6,617,037	$10.77	3.77	$48,098
Options granted	—	—
Options exercised	(175,460)	7.73
Options forfeited/cancelled	—	—
Balance as of April 30, 2021	6,441,577	$10.85	3.55	$67,482
Vested and expected to vest as of April 30, 2021	6,381,107	$10.76	3.52	$67,406
Exercisable as of April 30, 2021	5,224,876	$8.71	2.66	$65,940

The aggregate intrinsic value of options vested and expected to vest and exercisable as of April 30, 2021 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the three months ended April 30, 2021 and 2020 was $2.5 million and $2.2 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the three months ended April 30, 2021 and 2020 was $0.4 million and $0.5 million, respectively. There were no options granted to employees during the three months ended April 30, 2021. The weighted-average grant date fair value of options granted to employees during the three months ended April 30, 2020 was $5.41 per share.

As of April 30, 2021, there was $1.2 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 1.38 years.

Stock Options with Market-Based Performance Goals

To further align our stockholders’ interests with executive officers’ interests, the Compensation Committee of our board of directors approved and granted performance-based stock options with market-based performance goals under the 2015 Plan to certain executive officers, which are subject to both the achievement of the market-based performance goal established by the Compensation Committee and the continued employment of the participant. These performance-based stock options were awarded during our fiscal years ending January 31, 2018, 2019, and 2020, and vest only to the extent that both the market-based performance goal and time-based condition are satisfied. As of April 30, 2021, the total outstanding balance of performance-based stock options was 1,375,000.

The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method. Of the total $1.2 million in unrecognized stock-based compensation expense for stock options as of April 30, 2021, $0.7 million related to outstanding performance-based stock options with market-based performance goals, which is expected to be recognized over a weighted-average period of 1.67 years.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2021	14,330,678	$17.68
Granted	7,003,448	23.65
Vested, net of shares withheld for employee payroll taxes	(1,206,102)	19.75
Forfeited/cancelled, including shares withheld for employee payroll taxes	(1,915,467)	18.46
Unvested balance - April 30, 2021	18,212,557	$19.75

As of April 30, 2021, there was $339.3 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.98 years.

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

In the first quarter of fiscal year 2021, our Compensation Committee adopted and approved the performance criteria and targets for fiscal year 2021 under our omnibus Executive Incentive Plan (the Fiscal 2021 Executive Bonus Plan). Based on a review of our actual achievement of pre-established corporate financial objectives and additional inputs from our Compensation Committee, the Fiscal 2021 Executive Bonus Plan was determined, settled and paid out in the first quarter of fiscal year 2022 in the form of fully vested restricted stock units. During the first quarter of fiscal year 2022, we recognized stock-based compensation expense related to the Fiscal 2021 Executive Bonus Plan in the amount of $3.2 million.

In the first quarter of fiscal year 2022, our Compensation Committee adopted and approved the performance criteria and targets for fiscal year 2022 under our omnibus Executive Plan (the Fiscal 2022 Executive Bonus Plan). The Fiscal 2022 Executive Bonus Plan provides opportunities for 100% equity incentive compensation payouts based on our actual achievement of pre-established corporate financial objectives, subject to review and a final approval by our Compensation Committee. During the three months ended April 30, 2021, we recognized stock-based compensation expense related to the Fiscal 2022 Executive Bonus Plan in the amount of $2.6 million. The unrecognized compensation expense related to the ungranted and unvested Fiscal 2022 Executive Bonus Plan is $9.0 million, based on the expected performance against the pre-established corporate financial objectives as of April 30, 2021, which is expected to be recognized over a remaining weighted-average period of less than one year. The payouts of the Fiscal 2022 Executive Bonus Plan are expected to be made in the form of fully vested restricted stock units in the first quarter of fiscal year 2023.

2015 ESPP

As of April 30, 2021, there was $25.4 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 30,
	2021	2020
Cost of revenue	$5,340	$4,541
Research and development	15,453	17,287
Sales and marketing	11,551	10,079
General and administrative	9,446	8,136
Total stock-based compensation	$41,790	$40,043

Determination of Fair Value

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions.

	Three Months Ended
	April 30,
	2021			2020
Employee Stock Options
Expected term (in years)			N/A			5.8
Risk-free interest rate			N/A			0.6%
Volatility			N/A			46%
Dividend yield			N/A			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	-	2.0	0.5	-	2.0
Risk-free interest rate	0.1%	-	0.2%	0.3%	-	0.4%
Volatility	42%	-	52%	44%	-	52%
Dividend yield			0%			0%

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2021	2020
Numerator:
Net loss	$(14,573)	$(25,550)

Denominator:
Weighted-average number of shares outstanding—basic and diluted	161,733	151,943
Net loss per share—basic and diluted	$(0.09)	$(0.17)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended April 30,
	2021	2020
Options to purchase common stock	5,369	5,624
Restricted stock units	15,471	16,863
Employee stock purchase plan	1,743	2,678
Shares related to the convertible senior notes	601	—
Total	23,184	25,165

Note 12. Income Taxes

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

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 14. Subsequent Events

On April 7, 2021, we entered into an investment agreement (Investment Agreement) with certain investment funds which are managed or advised by KKR Credit Advisors (US) LLC or Affiliates thereto (collectively “KKR”) relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $500 million, or $1,000 per share (the “Issuance”).

Prior to the consummation of the Issuance and as expressly contemplated by the Investment Agreement, KKR elected to syndicate a portion of the investment to certain investment partners. Each of the KKR-led group agreed to become a “party”, “Permitted Investor Transferee”, and “Investor Party” under the Investment Agreement.

The closing of the Issuance occurred on May 12, 2021.

On June 2, 2021 we announced the commencement of a “modified Dutch Auction” tender offer to purchase up to $500 million in value of shares of our Class A common stock, or such lesser number of shares of our Class A common stock as are properly tendered and not properly withdrawn, at a price not less than $22.75 nor greater than $25.75 per share, to the seller in cash, less any applicable withholding taxes and without interest. The tender offer is scheduled to expire at 12:00 midnight, New York City time, at the end of the day on June 29, 2021, unless the offer is extended or terminated. We expect to use substantially all of the proceeds from the Issuance to fund our purchase of shares pursuant to the tender offer.

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

In addition, we continue to innovate by expanding our core services and offerings with a focus on frictionless security and compliance, seamless internal and external collaboration and workflow, and integration with best-of-breed applications. For example, we provide Box Shield, our advanced security offering that helps customers reduce the risk of accidental data leakage and protect their business from insider threats and account compromise; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; Box Relay, which allows our end users to easily build, manage and track their own workflows; Box Platform, which further enables customers and partners to build enterprise apps using our open APIs and developer tools; and Box Zones, which gives global customers the ability to store their data locally in certain regions. With Box Consulting, we also provide in-house professional services such as implementation support, content migration, and change management. The increasing traction of these product innovations allows our customers to realize the full set of capabilities of our Content Cloud.

We are also continuing to expand the scope of what customers can do with their content using Box. In February 2021, we announced our decision to acquire SignRequest, a leading electronic signature provider, and to develop Box Sign – an e-signature solution natively integrated into Box. With Box Sign, our customers will be able to send, sign, and manage documents within their content platform of record – rather than using siloed, costly point solutions. In February 2021, we also announced the introduction of our all-new Box Shuttle, our content migration service. With the all-new Box Shuttle, we’re making it easier and more cost-effective for customers to get their content into Box, thereby allowing them to apply the same security and governance policies across all of their business-critical content.

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

Current Period Highlights

For the three months ended April 30, 2021 and 2020, our revenue was $202.4 million and $183.6 million, respectively, representing year-over-year growth of 10%. As of April 30, 2021, our remaining performance obligations were $864.8 million, representing a 20% increase from our remaining performance obligations of $722.7 million as of April 30, 2020. For the three months ended April 30, 2021, our operating loss was $10.3 million, and our operating margin was negative 5%, compared to our operating loss of $24.2 million and our operating margin of negative 13% for the three months ended April 30, 2020. For the three months ended April 30, 2021, our free cash flow was positive $75.9 million, an increase of $36.1 million from our free cash flow of positive $39.9 million for the three months ended April 30, 2020.

COVID-19

We continue to monitor, analyze and respond to evolving developments regarding the COVID-19 pandemic, which has significantly impacted global economic activity and social practices. As part of these efforts, we have taken steps to protect the health and welfare of our employees by temporarily closing most of our offices and suspending almost all business-related travel, while continuing our commitment and efforts to serve customers that rely on us. In addition, we have shifted our customer and marketing events to virtual-only experiences.

Although the COVID-19 pandemic has not had a material adverse impact on our financial results for the first quarter of our fiscal year 2022, the pandemic has negatively impacted some of our customers and prospects. As a result, we have experienced, and may continue to experience, increased customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets related to services that we offer. Despite these adverse impacts, the COVID-19 pandemic has also created additional opportunities for Box by enabling our customers’ and prospects’ employees to engage in secure remote work through our platform.

The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time, and include the severity and duration of the pandemic, the availability and effectiveness of COVID-19 vaccines globally, actions that may be taken by government authorities to contain the virus and minimize its economic impact, passing of or not passing further stimulus packages by governments, the impact of COVID-19 on our customers, business partners and employees, and other factors identified in Part II, Item 1A "Risk Factors" of this Form 10-Q. As a result, the extent and magnitude of the impact COVID-19 will have on our business and operating results cannot be predicted at this time.

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

	Three Months Ended
	April 30,
	2021	2020
Remaining performance obligations (period end)	$864.8	$722.7
Remaining performance obligations growth rate	20%	13%
Billings	$159.4	$128.1
Billings growth rate	24%	8%
Free cash flow	$75.9	$39.9
Net retention rate (period end)	103%	107%

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

RPO as of April 30, 2021 were $864.8 million, an increase of 20% from April 30, 2020. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings, longer customer contract durations, the addition of new customers, and the timing of customer-driven renewals.

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

Billings for the three months ended April 30, 2021 were $159.4 million, an increase of 24% from the three months ended April 30, 2020. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings, longer customer contract durations, the addition of new customers, and the timing of customer-driven renewals.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended
	April 30,
	2021	2020
GAAP revenue	$202,441	$183,561
Deferred revenue, end of period	423,249	368,349
Less: deferred revenue, beginning of period	(465,613)	(423,849)
Contract assets, beginning of period	25	—
Less: contract assets, end of period	(677)	—
Billings	$159,425	$128,061

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

For the three months ended April 30, 2021 and 2020, free cash flow was positive $75.9 million and positive $39.9 million, respectively.

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

Our net retention rates were 103% and 107% as of April 30, 2021 and 2020, respectively. Our net retention rates were primarily attributable to seat growth in existing customers and strong attach rates of add-on products. As our customers purchase add-on products, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting have been a significant factor in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Interest and Other Expense, Net

Interest and other expense, net consists of interest expense, interest income, gains and losses from foreign currency transactions, and other income and expense. Interest expense consists primarily of interest charges for our line of credit and interest rate swap agreement, interest expense related to finance leases, unused commitment fees on our line of credit, the amortization of capitalized debt issuance costs, fees on our letters of credit, and the amortization of issuance costs of our convertible senior notes. Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. We have historically invested our cash and cash equivalents in overnight deposits, certificates of deposit, money market funds, and short term, investment-grade corporate debt, marketable securities and asset backed securities.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States and, as applicable, changes in our deferred taxes and related valuation allowance positions and uncertain tax positions.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share amounts, and as a percentage of our revenue):

	Three Months Ended
	April 30,
	2021	2020
Revenue	$202,441	$183,561
Cost of revenue (1)	60,947	53,995
Gross profit	141,494	129,566
Operating expenses:
Research and development (1)	50,859	53,114
Sales and marketing (1)	69,811	72,750
General and administrative (1)	31,087	27,942
Total operating expenses	151,757	153,806
Loss from operations	(10,263)	(24,240)
Interest and other expense, net	(3,999)	(1,103)
Loss before provision for income taxes	(14,262)	(25,343)
Provision for income taxes	311	207
Net loss	$(14,573)	$(25,550)
Net loss per share, basic and diluted	$(0.09)	$(0.17)
Weighted-average shares used to compute net loss per share, basic and diluted	161,733	151,943

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30,
	2021	2020
Cost of revenue	$5,340	$4,541
Research and development	15,453	17,287
Sales and marketing	11,551	10,079
General and administrative	9,446	8,136
Total stock-based compensation	$41,790	$40,043

	Three Months Ended
	April 30,
	2021	2020
Percentage of Revenue:
Revenue	100%	100%
Cost of revenue (1)	30	29
Gross profit	70	71
Operating expenses:
Research and development (1)	25	29
Sales and marketing (1)	35	40
General and administrative (1)	15	15
Total operating expenses	75	84
Loss from operations	(5)	(13)
Interest expense, net	(2)	(1)
Other income, net	—	—
Loss before provision for income taxes	(7)	(14)
Provision for income taxes	—	—
Net loss	(7)%	(14)%

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30,
	2021	2020
Cost of revenue	3%	3%
Research and development	7	9
Sales and marketing	6	6
General and administrative	5	4
Total stock-based compensation	21%	22%

Comparison of the Three Months Ended April 30, 2021 and 2020

Revenue

	Three Months Ended
	April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue	$202,441	$183,561	$18,880	10%

The increase in revenue was primarily driven by expansion within our existing customers as they broadened their deployment of our product offerings with strong attach rates of add-on products at higher price per seat. Additionally, the increase in subscription services was also driven by the addition of new customers, as the number of paying organizations increased by 6% from April 30, 2020 to April 30, 2021. During the three months ended April 30, 2021, we experienced strong growth in the Japan market, driving an increase in revenue from non-U.S. customers to 31%, compared to 27% during the three months ended April 30, 2020. This increase is partially offset by customers partially churning their deployment with Box.

Cost of Revenue

	Three Months Ended
	April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$60,947	$53,995	$6,952	13%
Percentage of revenue	30%	29%

The increase in absolute dollars was primarily due to an increase of $3.2 million in hosted data service costs, an increase of $0.9 million in acquired intangible assets amortization, and an increase of $0.8 million in software and maintenance expense primarily driven by increases in amortization of internally developed software and on-premises contracts. In addition, there were increases of $0.8 million and $0.7 million in stock-based compensation expense and employee and related costs, respectively. Cost of revenue as a percentage of revenue increased 100 basis points year-over-year. We expect our cost of revenue to increase in dollars but decrease slightly as a percentage of revenue over time as we continue to optimize infrastructure efficiency.

Research and Development

	Three Months Ended
	April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$50,859	$53,114	$(2,255)	-4%
Percentage of revenue	25%	29%

The decrease in absolute dollars was primarily due to decreases of $2.0 million and $1.0 million in stock-based compensation expense and employee and related costs, respectively, due to a reduction in headcount and increased concentration of research and development in lower cost regions. The decrease in research and development expenses was partially offset by a decrease of $0.6 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue decreased 400 basis points year-over-year. We continue to invest in enhancements of our products and services, developing new products, and further differentiating our offerings. We expect our research and development expenses to increase in dollars but remain relatively stable as a percentage of revenue over time, as we continue to make significant improvements to our content cloud product offerings and services, including the introduction Box Sign and the expansion of our advanced security, compliance, collaboration, workflow automation, and integration capabilities.

Sales and Marketing

	Three Months Ended
	April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$69,811	$72,750	$(2,939)	-4%
Percentage of revenue	35%	40%

The decrease in absolute dollars was primarily due to decreases of $1.8 million and $0.7 million in employee and related costs and allocated overhead costs, respectively, due to a reduction in headcount. In addition, there were decreases of $1.5 million and $0.5 million in travel-related costs and marketing expenses, respectively, primarily due to the impact of the COVID-19 pandemic, a decrease of $1.3 million in outside agency and consulting services, and a decrease of $0.4 million in data center and customer support costs to support our free users. The decrease in sales and marketing expenses was partially offset by an $2.1 million increase in commission expenses primarily driven by increased sales and increased amortization of deferred commissions and a $1.5 million increase in stock-based compensation expense. Sales and marketing expenses as a percentage of revenue decreased 500 basis points year-over-year due to the impact of the COVID-19 pandemic and our focus on driving greater efficiency from our solution selling strategy and simplifying our product offerings, as well our focus on higher performing geographies and segments producing a greater return on investment.

Our sales and marketing expenses are generally higher for acquiring new, or expanding existing, customers than for renewals of existing customer subscriptions. We expect to continue to invest in capturing our large market opportunity globally and capitalize on our competitive position with a continued focus on our profitability objectives. We expect our sales and marketing expenses to increase in dollars but continue to decrease as a percentage of revenue over time, as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments and as we continue to focus on improving sales productivity and simplifying our product offerings. While we expect certain expenses that were reduced due to COVID-19 to partially return over time, we do not expect to return to pre-COVID-19 levels, even after we return to an office-based environment.

General and Administrative

	Three Months Ended
	April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$31,087	$27,942	$3,145	11%
Percentage of revenue	15%	15%

The increase in absolute dollars was primarily due to an increase of $1.3 million in stock-based compensation expense driven by equity grants to existing and new employees, an increase of $0.3 million in employee and related costs driven by the refresh of salaries in the current fiscal year, an increase of $0.8 million in acquisition-related fees, and an increase of $0.6 million in outside agency, consulting, and audit and tax services. The increase in general and administrative expenses was partially offset by a decrease of $0.4 million in fees related to shareholder activism. General and administrative expense as a percentage of revenue remained flat year-over-year. We expect our general and administrative expense to slowly increase in dollars but to decrease as a percentage of revenue over time as we benefit from greater operational efficiency.

Interest and Other Expense, Net

	Three Months Ended
	April 30,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest and other expense, net	$(3,999)	$(1,103)	$(2,896)	*

*	Percentage change not meaningful.

The increase in interest and other expense, net is primarily due to an increase of $2.5 million in foreign currency losses and a decrease of $0.4 million in interest income from our certificates of deposit and money market funds due to a lower interest rate environment.

Liquidity and Capital Resources

As of April 30, 2021, we had cash and cash equivalents, restricted cash, and short-term investments of $612.3 million. Our cash and cash equivalents and short-term investments are comprised primarily of overnight cash deposits, money market funds, and certificates of deposit. Since our inception, we have financed our operations primarily through equity, cash generated from sales and debt financing. We believe our existing cash and cash equivalents, together with our finance leases and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, data center expansions, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the three months ended April 30, 2021 and 2020, our cash flows were as follows (in thousands):

	Three Months Ended
	April 30,
	2021	2020

Net cash provided by operating activities	$94,772	$61,917
Net cash used in investing activities	(108,965)	(4,591)
Net cash (used in) provided by financing activities	(18,848)	15,303

Operating Activities

For the three months ended April 30, 2021, cash provided by operating activities was $94.8 million. The primary factors affecting our operating cash flows during this period were our net loss of $14.6 million, favorably offset by non-cash charges of $41.8 million for stock-based compensation, $19.4 million for depreciation and amortization of our property and equipment and capitalized software, $10.5 million for amortization of deferred commissions, and net cash inflows of $37.2 million provided by changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $116.8 million decrease in accounts receivable that was primarily due to higher sales and relative timing of our cash collections and a $10.9 million decrease in operating right-of-use assets, partially offset by a $47.0 million decrease in deferred revenue that was primarily due to seasonality in our sales cycle which is concentrated in the back half of our fiscal year, a $13.9 million decrease in operating lease liabilities, an $11.9 million decrease in accounts payable, accrued expenses and other liabilities, an $8.8 million increase in prepaid and other assets, and a $7.9 million increase in deferred commissions due to new and expanded deployments with paying customers during the period.

Investing Activities

Cash used in investing activities of $109.0 million for the three months ended April 30, 2021 was primarily driven by $56.6 million in cash paid for acquisitions, net of cash acquired, $50.0 million in cash paid for the purchase of our short-term investment, $1.2 million of capitalized internally developed software costs associated with the development of additional significant features and functionality to our product, and $1.1 million of fixed asset purchases to support our offices and employees.

Financing Activities

Cash used in financing activities of $18.8 million for the three months ended April 30, 2021 was primarily driven by $15.7 million of employee payroll taxes paid related to net share settlement of restricted stock, $13.3 million of principal payments of finance lease liabilities, and $3.3 million of capitalized internal-use software costs associated with our on-premises software contracts, partially offset by $12.5 million from issuances of common stock under the 2015 ESPP and $1.4 million of proceeds from the exercise of stock options.

Debt

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. The Notes are senior unsecured obligations and do not bear regular interest. Each $1,000 principal amount of the Notes will initially be convertible into 38.7665 shares of our Class A common stock, which is equivalent to an initial conversion price of approximately $25.80 per share, subject to adjustment upon the occurrence of specified events. Refer to Note 9 for a description of our convertible senior notes.

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility). The maturity date of borrowings under the November 2017 Facility is July 12, 2022, the revolving commitment is $100.0 million, and it provides for a sublimit for the issuance of letters of credit of $45.0 million. As of April 30, 2021, debt outstanding under the November 2017 Facility was $30.0 million. Refer to Note 9 for a description of the November 2017 Facility.

Off-Balance Sheet Arrangements

Through April 30, 2021, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces and data centers, (ii) obligations under finance leases for servers and related equipment for or data center operations, (iii) purchase obligations not recognized on the condensed consolidated balance sheet as of April 30, 2021, which relate primarily to infrastructure services and IT software and support services, and (iv) debt, including obligations under both our November 2017 Facility and Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 5, 8, and 9, respectively, in Part I, Item 1. Financial Statements.

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

Except for items discussed under Use of Estimates and Recently Adopted Accounting Pronouncements under Part I, Item 1. Financial Statements—Note 1, there have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2021 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2021.

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

Non-GAAP net income (loss) and net income (loss) per share

We define non-GAAP net income (loss) as net loss excluding expenses related to stock-based compensation, acquired intangible assets amortization and as applicable, other special items. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP net income (loss). These items include expenses related to certain litigation and the amortization of the issuance costs associated with our Notes, which are amortized as interest expense, because they are considered by management to be special items outside our core operating results. We define non-GAAP net income (loss) per share as non-GAAP net income (loss) divided by the weighted-average outstanding shares. Similarly, the same adjusting items specified in our reconciliation of GAAP to non-GAAP net income (loss) are also excluded from the calculation of non-GAAP net income (loss) per share.

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

Our reconciliation of the non-GAAP financial measures for the three months ended April 30, 2021 and 2020 are as follows (in thousands, except per share data and percentages):

	Three Months Ended
	April 30,
	2021	2020
GAAP operating loss	$(10,263)	$(24,240)
Stock-based compensation	41,790	40,043
Acquired intangible assets amortization	901	—
Acquisition-related expenses	920	—
Fees related to shareholder activism	1,050	1,402
Non-GAAP operating income	$34,398	$17,205

GAAP operating margin	(5)%	(13)%
Stock-based compensation	21	22
Acquired intangible assets amortization	—	—
Acquisition-related expenses	—	—
Fees related to shareholder activism	1	—
Non-GAAP operating margin	17%	9%

GAAP net loss	$(14,573)	$(25,550)
Stock-based compensation	41,790	40,043
Acquired intangible assets amortization	901	—
Acquisition-related expenses	920	—
Fees related to shareholder activism	1,050	1,402
Amortization of debt issuance costs	469	—
Non-GAAP net income	$30,557	$15,895

GAAP net loss per share, basic and diluted	$(0.09)	$(0.17)
Stock-based compensation	0.26	0.26
Acquired intangible assets amortization	—	—
Acquisition-related expenses	0.01	—
Fees related to shareholder activism	0.01	0.01
Amortization of debt issuance costs	—	—
Non-GAAP net income per share, basic	$0.19	$0.10
Non-GAAP net income per share, diluted	$0.18	$0.10
Weighted-average shares used to compute GAAP net loss per share, basic and diluted	161,733	151,943
Weighted-average shares used to compute Non-GAAP net income per share
Basic	161,733	151,943
Diluted	169,221	157,608

GAAP net cash provided by operating activities	$94,772	$61,917
Purchases of property and equipment, net of proceeds from sales	(1,145)	(1,407)
Principal payments of finance lease liabilities	(13,262)	(17,356)
Capitalized internal-use software costs	(4,475)	(3,291)
Non-GAAP free cash flow	$75,890	$39,863
GAAP net cash used in investing activities	$(108,965)	$(4,591)
GAAP net cash (used in) provided by financing activities	$(18,848)	$15,303

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $612.3 million as of April 30, 2021. Our cash and cash equivalents primarily consist of overnight deposits and money market funds. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of April 30, 2021, we had total debt outstanding with a carrying amount of $30.0 million which approximates fair value. The revolving loans accrue interest at a prime rate plus a margin of 0.25% or, at our option, a LIBOR rate (based on one, three or six-month interest periods) plus a margin of 1.00%.

Effective September 5, 2019, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association, in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five-year term of the agreement. As of April 30, 2021, our interest rate swap had a notional value of $30.0 million.

A hypothetical 10% increase or decrease in interest rates after April 30, 2021 under the November 2017 Facility and in connection with our Swap Agreement would not have a material impact on the combined net fair value of our outstanding debt and Swap Agreement.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. The Notes are senior unsecured obligations and do not bear regular interest. As a result, the interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows, or results of operations. Additionally, we carry the Notes at face value on our balance sheet, and we present the fair value for required disclosure purposes only.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 11 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. Five of the 11 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Our international subsidiaries maintain certain asset and liability balances that are denominated in foreign currencies. Additionally, fluctuations in foreign currency exchange rates can result in fluctuations in our total assets, liabilities, and cash flows and may cause us to recognize transaction gains and losses in our statement of operations impacting our revenue and operating expenses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances, and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. For the three months ended April 30, 2021, we recognized $2.2 million in foreign currency exchange losses. For the three months ended April 30, 2020, there were no material foreign exchange gains or losses.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2021.

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

•

The holders of Series A Convertible Preferred Stock will be entitled to vote on an as-converted to Class A common stock basis and have rights to approve certain actions.  Additionally, KKR may exercise influence over us through their ability to designate a member of our board of directors.

•

The issuance of shares of our Series A Convertible Preferred Stock reduces the relative voting power of holders of our Class A common stock, and the conversion of those shares into shares of our Class A common stock would dilute the ownership of Class A common stockholders and may adversely affect the market price of our Class A common stock.

•

Our Series A Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to the rights of, our Class A common stockholders, which could adversely affect our liquidity and financial condition.

Risks Related to Our Business and Our Industry

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, if at all. Our net retention rate has decreased over time, and may continue to decrease in the future, as some of our customers have elected and may elect not to renew their subscriptions with us or to decrease the scope of their deployments. Our net retention rates were approximately 103% and 107% as of April 30, 2021 and 2020, respectively.

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

The services we offer involve the storage of large amounts of our and our customers’ sensitive and proprietary information, some of which may be considered personally identifiable. Cyberattacks and other malicious internet-based activity, including ransomware, malware and viruses, continue to increase in frequency and magnitude and we face security threats from malicious third parties that could obtain unauthorized access to our systems, infrastructure and networks. These threats may come from a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations, hacking groups and individuals and insider threats. These sources can also implement social engineering techniques to induce our partners, users, employees or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ data. Hackers that acquire user account information at other companies can attempt to use that information to compromise the accounts of personnel, or our users’ accounts if an account shares the same sensitive information such as passwords. As we increase our customer base and our brand becomes more widely known and recognized, and as our service is used in more heavily regulated industries where there may be a greater concentration of sensitive and protected data, such as healthcare, government, life sciences, and financial services, we may become more of a target for these malicious third parties. In addition, because Box is configured by administrators and users to select their default settings, the third-party integrations they enable, and their privacy and permissions settings, an administrator or user could intentionally or inadvertently configure settings to share their sensitive data. For example, a Box user can choose to share the content they store in Box with third parties by creating a link that can be customized to be accessible by anyone with the link. While this feature is designed to be used for a variety of legitimate use cases in which a user wishes to share non-sensitive content with a broad or public audience, if a user were to intentionally or inadvertently configure a setting that allowed public access to their sensitive data, that data could be discovered and accessed by an unintended third party.

Given that our customers manage significant amounts of sensitive and proprietary information on our platform, and many of our customers are in heavily regulated industries where there may be a greater concentration of sensitive and proprietary data, our reputation and market position are particularly sensitive to impacts from actual or perceived security breaches or concerns regarding security. If our security measures are or are believed to be inadequate or breached as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques, improper user configuration or otherwise, and this results in, or is believed to result in, the disruption of the confidentiality, integrity or availability of our data or our customers’ data, we could incur significant liability to various parties, including our customers and individuals or organizations whose information is stored by our customers, and our business, reputation or competitive position may be harmed. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents. We also expect to incur significant costs in our ongoing efforts to detect and prevent security breaches and other security-related incidents, and in the event of an actual or perceived security breach or other security-related incident. Additionally, our service providers may suffer, or be perceived to suffer, data security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

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

Our customers depend on our customer success organization to resolve technical issues relating to our services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the ease of use of our services, our reputation and positive recommendations from our existing customers. Any failure to maintain, or a market perception that we do not maintain, high-quality customer support could adversely affect our reputation and our ability to sell our services to existing and prospective customers.

We are in the process of expanding our international operations, which exposes us to significant risks.

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. In addition, we have opened, and may continue to open, international offices and hire employees to work at these offices in order to gain access to additional talent. For example, we recently established an office in Warsaw, Poland and acquired SignRequest B.V., a company located in The Netherlands. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, geographic, social, and political risks that differ from those in the United States. Because of our limited experience with international operations and significant differences between international and U.S. markets, we may not succeed in creating demand for our services outside of the United States or in effectively selling our services in all of the international markets we enter. In addition, we will face specific risks in doing business internationally that could adversely affect our business, including:

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

We incurred net losses of $43.4 million, $144.3 million, and $134.6 million in our fiscal years ended January 31, 2021, 2020 and 2019, respectively and $14.6 million in the three months ended April 30, 2021. As of April 30, 2021, we had an accumulated deficit of $1.3 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. We have invested, and expect to continue to invest, in our sales and marketing organizations to sell our services around the world and in our product development organization to deliver additional features and capabilities of our cloud services to address our customers’ evolving needs. We also expect to continue making significant investments in our infrastructure and in our professional service organization as we focus on customer success. Furthermore, to the extent we are successful in increasing our customer base, we will also incur increased losses due to upfront costs associated with acquiring new customers, including as a result of the limited free trial version of our service, and the nature of subscription revenue, which is generally recognized ratably over the term of the subscription period, which we offer for terms ranging from one month to three years or more. As a result, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

•	changes in usage or adoption rates of content management services;
•	the success of our strategic partnerships, including the performance of our resellers; and
•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

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

We offer our services across a variety of operating systems and through the internet. We are dependent on the interoperability of our platform with third-party mobile devices, tablets, desktop and mobile operating systems, as well as web browsers that we do not control. Any changes in such systems, devices or web browsers that degrade the functionality of our services or give preferential treatment to competitive services could adversely affect usage of our services and our ability to deliver high quality services. We may not succeed in developing relationships with key participants in the mobile industry or in developing services that operate effectively with these operating systems, networks, infrastructure, devices, web browsers and standards. In the event that our users experience difficulty accessing and using our services, our user growth may be harmed, and our business and operating results could be adversely affected.

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

Our services are becoming increasingly mission-critical for our customers and if these services fail to perform properly or if we are unable to scale our services to meet our customers’ needs, our reputation could be adversely affected, our market share could decline and we could be subject to liability claims.

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

Our success is also dependent upon contributions from our executive officers and other key employees and, in particular, Aaron Levie, our co-founder and Chief Executive Officer. There may be changes in our senior management team that could disrupt our business. The loss of one or more of our executive officers or key employees, or the failure of our senior management team to work together effectively and execute our plans and strategies, could harm our business.

Failure to adequately expand and optimize our direct sales force and successfully maintain our online sales experience could impede our growth.

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

We maintain our Box website to efficiently service our high volume, low dollar customer transactions and certain customer inquiries. Our goal is to continue to evolve this online experience so it effectively serves the increasing and changing needs of our growing customer base. If we are unable to maintain an effective online solution to meet the future needs of our online customers and to eliminate fraudulent transactions occurring in this channel, we could see reduced online sales volumes as well as a decrease in our sales efficiency, which could adversely affect our results of operations.

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

Generally accepted accounting principles in the United States are subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, were we to change our critical accounting estimates, including the timing of recognition of subscription revenue and other revenue sources, our results of operations could be significantly impacted. These or other changes in accounting principles could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

In January 2021, we issued $345.0 million aggregate principal amount of convertible senior notes. Prior to October 15, 2025, the Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. We have made an irrevocable election to settle the principal of the Notes in cash. If holders of the Notes elect to convert their Notes, we will be required to make cash payments in respect of the Notes being converted. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If the Notes have not previously been converted or repurchased, we will be required to repay the Notes in cash at maturity.

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

In August 2020, the FASB published an Accounting Standards Update, or ASU 2020-06, to reduce the number of accounting models for convertible debt instruments. We adopted ASU 2020-06, effective February 1, 2021, utilizing the modified retrospective method. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, the Notes will be accounted for as a single liability measured at amortized cost. Further, ASU 2020-06 eliminates the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead requires application of the “if-converted” method. Under that method, diluted earnings per share is generally calculated assuming that all the Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be antidilutive. The application of the if-converted method may reduce our reported diluted earnings per share. However, effective February 5, 2021, we have made an irrevocable election to settle the principal portion of the Notes only in cash. Accordingly, effective from that date forward, the earnings per shares results will only be impacted by the conversion premium.

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

Our business could be negatively affected as a result of actions of activist shareholders.

We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Our board of directors and management team are committed to acting in the best interests of all of our shareholders. There is no assurance that the actions taken by our board of directors and management in seeking to maintain constructive engagement with certain shareholders will be successful.

The company recently received a notice from Starboard Value and Opportunity Master Fund Ltd. (“Starboard”) of its intention to nominate four director candidates for election to our board of directors at our 2021 annual meeting of stockholders. Starboard has also made public statements critical of our board of directors, management and strategic partnerships. Responding to these actions by Starboard and potential actions by other activist shareholders could be costly and time-consuming, disrupt our operations and divert the attention of management, our board of directors and our employees. A contested election with respect to the company's directors could also require us to incur substantial legal, public relations and other advisory fees and proxy solicitation expenses. Further, we may choose to initiate, or may become subject to, litigation as a result of proposals by activist shareholders or proxy contests or matters relating thereto, which would serve as a further distraction to our board of directors and management and could require us to incur significant additional costs.

Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of our board of directors may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors and/or other activist shareholders and cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies, which could result in lost sales and the loss of business opportunities and make it more difficult to attract and retain qualified personnel and business partners. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of shareholder activism.

The holders of Series A Convertible Preferred Stock will be entitled to vote on an as-converted to Class A common stock basis and have rights to approve certain actions.  Additionally, KKR may exercise influence over us through their ability to designate a member of our board of directors.

The holders of our Series A Convertible Preferred Stock are generally entitled to vote with the holders of our Class A common stock on all matters submitted for a vote of holders of shares of Class A common stock (voting together with the holders of shares of Class A common stock as one class) on an as-converted basis.

Pursuant to the Investment Agreement, KKR has the right to designate one candidate for nomination for election to our board of directors for so long as KKR and its permitted transferees maintain minimum aggregate holdings of our stock as described in further detail in the Investment Agreement. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the director designated by KKR may differ from the interests of our security holders as a whole or of our other directors.

Additionally, the consent of the holders of a majority of the outstanding shares of Series A Convertible Preferred Stock is required in order for us to take certain actions, including issuances of securities that are senior to, or equal in priority with, the Series A Convertible Preferred Stock, and payments of special dividends in excess of an agreed upon amount.

As a result, the holders of Series A Convertible Preferred Stock may in the future have the ability to influence the outcome of certain matters affecting our governance and capitalization.

The issuance of shares of our Series A Convertible Preferred Stock reduces the relative voting power of holders of our Class A common stock, and the conversion of those shares into shares of our Class A common stock would dilute the ownership of Class A common stockholders and may adversely affect the market price of our Class A common stock.

The holders of our Series A Convertible Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our Class A common stock on all matters submitted to a vote of the holders of our Class A common stock, which reduces the relative voting power of the holders of our Class A common stock. In addition, the conversion of our Series A Convertible Preferred Stock into Class A common stock would dilute the ownership interest of existing holders of our Class A common stock, and any conversion of the Series A Convertible Preferred Stock would increase the number of shares of our Class A common stock available for public trading, and which adversely affect prevailing market prices of our Class A common stock.

Our Series A Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to the rights of, our Class A common stockholders, which could adversely affect our liquidity and financial condition.

The holders of our Series A Convertible Preferred Stock have the right to receive a payment on account of the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of our business before any payment may be made to holders of any other class or series of capital stock. In addition, dividends on the Series A Convertible Preferred Stock accrue and are cumulative at the rate of 3.0% per annum, compounding quarterly, and paid-in-kind or paid in cash, at our election.

The holders of our Series A Convertible Preferred Stock also have certain redemption rights, including the right to require us to repurchase all or any portion of the Series A Convertible Preferred Stock at any time following the seventh anniversary of the original issuance date, at 100% of the liquidation preference thereof plus all accrued but unpaid dividends. In addition, upon prior written notice of certain change of control events, the shares of the Series A Preferred Stock will automatically be redeemed by us for a repurchase price equal to the greater of (i) the value of the shares of Series A Preferred Stock as converted into Class A common stock at the then-current conversion price and (ii) an amount in cash equal to 100% of the then-current liquidation preference thereof plus all accrued but unpaid dividends. In the case of clause (ii) above, we will also be required to pay the holders of our Series A Preferred Stock a “make-whole” premium consisting of dividends that would have otherwise accrued from the effective date of such change of control through the fifth anniversary of the original issuance date.

These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of our Series A Convertible Preferred Stock could also limit our ability to obtain additional financing, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of our Series A Convertible Preferred Stock and holders of our Class A common stock.

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

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Designations Designating the Series A Convertible Preferred Stock	8-K	001-36805	3.1	May 18, 2021

10.1	Investment Agreement, dated April 7, 2021, by and among Box, Inc., Powell Investors III L.P., KKR-Milton Credit Holdings L.P., KKR-NYC Credit C L.P., Tailored Opportunistic Credit Fund, and CPS Holdings (US) L.P.	8-K	001-36805	10.1	April 8, 2021

10.2

Registration Rights Agreement, dated May 12, 2021, by and among the Company and ALOHA European Credit Fund, L.P., Centerbridge Credit Partners Master, L.P., Centerbridge Special Credit Partners III-Flex, L.P., CPS Holdings (US) L.P., Future Fund Board of Guardians, Illinois State Board of Investment, Indiana Public Retirement System, Kennedy Lewis Capital Partners Master Fund II L.P., KKR-Milton Credit Holdings L.P., KKR-NYC Credit C L.P., OHA AD Customized Credit Fund (International), L.P., OHA Artesian Customized Credit Fund I, L.P., OHA BCSS SSD II, L.P., OHA Black Bear Fund, L.P., OHA Centre Street Partnership, L.P., OHA Credit Solutions Master Fund II SPV, L.P., OHA Delaware Customized Credit Fund Holdings, L.P., OHA Delaware Customized Credit Fund-F, L.P., OHA Dynamic Credit ORCA Fund, L.P., OHA Enhanced Credit Strategies Master Fund, L.P., OHA KC Customized Credit Master Fund, L.P., OHA MPS SSD II, L.P., OHA SA Customized Credit Fund, L.P., OHA Strategic Credit Master Fund II, L.P., OHA Structured Products Master Fund D, L.P., OHA Tactical Investment Master Fund, L.P., OHAT Credit Fund, L.P., Powell Investors III L.P., Tailored Opportunistic Credit Fund, The Coca-Cola Company Master Retirement Trust

		8-K	001-36805	10.1	May 18, 2021

10.3

Joinder Agreement, dated May 12, 2021, by and among the Company, Powell Investors III L.P., a Cayman Islands exempted limited partnership, KKR-Milton Credit Holdings L.P., a Cayman Islands exempted limited partnership, KKR-NYC Credit C L.P., a Delaware limited partnership, Tailored Opportunistic Credit Fund, an Australian trust and CPS Holdings (US) L.P., a Delaware limited partnership, and ALOHA European Credit Fund, L.P., Centerbridge Credit Partners Master, L.P., Centerbridge Special Credit Partners III-Flex, L.P., Future Fund Board of Guardians, Illinois State Board of Investment, Indiana Public Retirement System, Kennedy Lewis Capital Partners Master Fund II L.P., OHA AD Customized Credit Fund (International), L.P., OHA Artesian Customized Credit Fund I, L.P., OHA BCSS SSD II, L.P., OHA Black Bear Fund, L.P., OHA Centre Street Partnership, L.P., OHA Credit Solutions Master Fund II SPV, L.P., OHA Delaware Customized Credit Fund Holdings, L.P., OHA Delaware Customized Credit Fund-F, L.P., OHA Dynamic Credit ORCA Fund, L.P., OHA Enhanced Credit Strategies Master Fund, L.P., OHA KC Customized Credit Master Fund, L.P., OHA MPS SSD II, L.P., OHA SA Customized Credit Fund, L.P., OHA Strategic Credit Master Fund II, L.P., OHA Structured Products Master Fund D, L.P., OHA Tactical Investment Master Fund, L.P., OHAT Credit Fund, L.P., The Coca-Cola Company Master Retirement Trust

		8-K	001-36805	10.2	May 18, 2021

10.4	Waiver of Investment Agreement, dated May 13, 2021, by the Company	8-K	001-36805	10.3	May 18, 2021

10.5	Wells Fargo Bank National Association Limited Consent under Credit Agreement, dated April 7, 2021

10.6☐	Box, Inc. Outside Director Compensation Policy, amended and restated on May 1, 2021

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

☐	Indicates a management contract or compensatory plan or arrangement.
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

Date: June 4, 2021

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)