Form 10-Q
period 2021-07-31
BOX INC
filed 2021-09-03
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

As of August 31, 2021, the number of shares of the registrant’s Class A common stock outstanding was 151,546,672.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of July 31, 2021 and January 31, 2021	5
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 31, 2021 and 2020	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended July 31, 2021 and 2020	7
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Six Months Ended July 31, 2021 and 2020	8
	Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended July 31, 2021 and 2020	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 6.	Exhibits	66
	Signatures	67

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

•	our ability to expand internationally;
•	expectations about competition and its effect in our market and our ability to compete;
•	the effects of seasonal trends on our operating results;
•	use of non-GAAP financial measures;
•	our belief regarding the sufficiency of our cash, cash equivalents and credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months;
•	our expectations concerning relationships with third parties;
•	our ability to attract and retain qualified employees and key personnel;
•	our ability to realize the anticipated benefits of our partnerships with third parties;
•	the effects of new laws, policies, taxes and regulations on our business;
•	management’s plans, beliefs and objectives, including the importance of our brand and culture on our business;

•	acquisitions of or investments in complementary companies, products, services or technologies and our ability to successfully integrate such companies or assets, including the development of Box Sign;
•	the KKR-led investment in Box and achievement of its potential benefits;
•	any potential repurchase of our Class A common stock;
•	the potential impact of shareholder activism on Box’s business and operations; and
•	the impact of public health epidemics or pandemics, such as the COVID-19 pandemic, and governmental responses thereto.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31,	January 31,
	2021	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$779,416	$595,082
Short-term investments	50,000	—
Accounts receivable, net	134,386	228,309
Prepaid expenses and other current assets	23,953	16,785
Deferred commissions	41,104	39,110
Total current assets	1,028,859	879,286
Property and equipment, net	131,641	160,148
Operating lease right-of-use assets, net	175,818	194,253
Goodwill	74,782	18,740
Deferred commissions, non-current	63,139	66,481
Other long-term assets	51,373	32,774
Total assets	$1,525,612	$1,351,682
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$51,049	$32,128
Accrued compensation and benefits	31,691	39,123
Finance lease liabilities	45,666	49,888
Operating lease liabilities	43,451	47,771
Deferred revenue	406,072	443,929
Total current liabilities	577,929	612,839
Debt, net, non-current	366,530	297,614
Finance lease liabilities, non-current	39,349	60,351
Operating lease liabilities, non-current	175,707	192,531
Deferred revenue, non-current	15,967	21,684
Other long-term liabilities	14,223	15,598
Total liabilities	1,189,705	1,200,617
Commitments and contingencies (Note 8)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares (unaudited) authorized, issued and outstanding as of July 31, 2021	488,894	—
Stockholders’ (deficit) equity:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 152,660 shares (unaudited) and 159,851 shares issued and outstanding as of July 31 and January 31, 2021, respectively	15	16
Additional paid-in capital	1,194,180	1,474,843
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive loss	(1,612)	(938)
Accumulated deficit	(1,344,393)	(1,321,679)
Total stockholders’ (deficit) equity	(152,987)	151,065
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$1,525,612	$1,351,682

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Revenue	$214,486	$192,293	$416,927	$375,854
Cost of revenue	60,788	55,334	121,735	109,329
Gross profit	153,698	136,959	295,192	266,525
Operating expenses:
Research and development	52,722	50,115	103,581	103,229
Sales and marketing	72,788	67,757	142,599	140,507
General and administrative	34,298	26,597	65,385	54,539
Total operating expenses	159,808	144,469	311,565	298,275
Loss from operations	(6,110)	(7,510)	(16,373)	(31,750)
Interest and other (expense) income, net	(1,940)	187	(5,939)	(916)
Loss before provision for income taxes	(8,050)	(7,323)	(22,312)	(32,666)
Provision for income taxes	650	333	961	540
Net loss	(8,700)	(7,656)	(23,273)	(33,206)
Dividend on series A convertible preferred stock	(3,329)	—	(3,329)	—
Accretion of series A convertible preferred stock	(456)	—	(456)	—
Net loss attributable to common stockholders	$(12,485)	$(7,656)	$(27,058)	$(33,206)
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.05)	$(0.17)	$(0.22)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	161,163	154,732	161,443	153,353

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Net loss	$(8,700)	$(7,656)	$(23,273)	$(33,206)
Other comprehensive (loss) income*:
Changes in foreign currency translation adjustment	(1,249)	324	(976)	172
Changes in unrealized loss on cash flow hedge	8	(60)	302	(1,240)
Other comprehensive (loss) income	(1,241)	264	(674)	(1,068)
Comprehensive loss	$(9,941)	$(7,392)	$(23,947)	$(34,274)

*	Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Three Months Ended July 31, 2021
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	(Deficit)
Balance as of April 30, 2021	—	$—	162,762	$16	$1,462,038	$(1,177)	$(371)	$(1,335,693)	$124,813
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,278	—	(14,911)	—	—	—	(14,911)
Stock-based compensation related to stock awards	—	—	—	—	40,840	—	—	—	40,840
Series A convertible preferred stock, net of issuance costs	500	485,109	—	—	—	—	—	—	—
Dividend on series A convertible preferred stock	—	3,329	—	—	(3,329)	—	—	—	(3,329)
Accretion of series A convertible preferred stock	—	456	—	—	(456)	—	—	—	(456)
Repurchases of common stock	—	—	(11,380)	(1)	(290,002)	—	—	—	(290,003)
Other comprehensive loss	—	—	—	—	—	—	(1,241)	—	(1,241)
Net loss	—	—	—	—	—	—	—	(8,700)	(8,700)
Balance as of July 31, 2021	500	$488,894	152,660	$15	$1,194,180	$(1,177)	$(1,612)	$(1,344,393)	$(152,987)

	Three Months Ended July 31, 2020
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance as of April 30, 2020	—	$—	153,446	$15	$1,347,445	$(1,177)	$(1,639)	$(1,303,796)	$40,848
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	2,953	1	(9,632)	—	—	—	(9,631)
Stock-based compensation related to stock awards	—	—	—	—	35,767	—	—	—	35,767
Other comprehensive income	—	—	—	—	—	—	264	—	264
Net loss	—	—	—	—	—	—	—	(7,656)	(7,656)
Balance as of July 31, 2020	—	$—	156,399	$16	$1,373,580	$(1,177)	$(1,375)	$(1,311,452)	$59,592

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

(Unaudited)

	Six Months Ended July 31, 2021
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	(Deficit)
Balance as of January 31, 2021	—	$—	159,851	$16	$1,474,843	$(1,177)	$(938)	$(1,321,679)	$151,065
Cumulative adjustment due to adoption of ASU 2020-06	—	—	—	—	(68,576)	—	—	559	$(68,017)
Stock consideration in connection with fiscal 2022 acquisition	—	—	—	—	10,000	—	—	—	$10,000
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	4,189	—	(16,789)	—	—	—	(16,789)
Stock-based compensation related to stock awards	—	—	—	—	88,489	—	—	—	88,489
Series A convertible preferred stock, net of issuance costs	500	485,109	—	—	—	—	—	—	—
Dividend on series A convertible preferred stock	—	3,329	—	—	(3,329)	—	—	—	(3,329)
Accretion of series A convertible preferred stock	—	456	—	—	(456)	—	—	—	(456)
Repurchases of common stock	—	—	(11,380)	(1)	(290,002)	—	—	—	(290,003)
Other comprehensive loss	—	—	—	—	—	—	(674)	—	(674)
Net loss	—	—	—	—	—	—	—	(23,273)	(23,273)
Balance as of July 31, 2021	500	$488,894	152,660	$15	$1,194,180	$(1,177)	$(1,612)	$(1,344,393)	$(152,987)

	Six Months Ended July 31, 2020
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance as of January 31, 2020	—	$—	150,611	$15	$1,302,072	$(1,177)	$(307)	$(1,278,246)	$22,357
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	5,788	1	(7,025)	—	—	—	(7,024)
Stock-based compensation related to stock awards	—	—	—	—	78,533	—	—	—	78,533
Other comprehensive loss	—	—	—	—	—	—	(1,068)	—	(1,068)
Net loss	—	—	—	—	—	—	—	(33,206)	(33,206)
Balance as of July 31, 2020	—	$—	156,399	$16	$1,373,580	$(1,177)	$(1,375)	$(1,311,452)	$59,592

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,700)	$(7,656)	$(23,273)	$(33,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,707	18,842	39,087	36,788
Stock-based compensation expense	44,128	37,561	85,918	77,604
Amortization of deferred commissions	11,065	8,620	21,582	16,779
Other	515	(71)	958	3
Changes in operating assets and liabilities:
Accounts receivable, net	(22,132)	(23,974)	94,703	86,393
Deferred commissions	(12,307)	(10,131)	(20,234)	(17,826)
Operating lease right-of-use assets, net	10,817	10,087	21,669	19,800
Prepaid expenses and other assets	857	3,029	(7,959)	(1,896)
Accounts payable, accrued expenses and other liabilities	12,578	9,974	672	(9,739)
Operating lease liabilities	(10,526)	(10,478)	(24,453)	(21,480)
Deferred revenue	(1,210)	(3,478)	(49,106)	(58,978)
Net cash provided by operating activities	44,792	32,325	139,564	94,242
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investment	—	—	(50,000)	—
Purchases of property and equipment, net of proceeds from sales	(1,090)	(2,671)	(2,235)	(4,078)
Capitalized internal-use software costs	(1,207)	(2,102)	(2,385)	(5,393)
Acquisitions, net of cash acquired	—	—	(56,642)	—
Other	677	—	677	107
Net cash used in investing activities	(1,620)	(4,773)	(110,585)	(9,364)
CASH FLOWS FROM FINANCING ACTIVITIES:
Series A convertible preferred stock, net of issuance costs	486,798	—	486,798	—
Repurchase of common stock	(284,081)	—	(284,081)	—
Proceeds from borrowings	—	—	—	30,000
Proceeds from exercise of stock options	436	7,546	1,792	8,511
Proceeds from issuances of common stock under employee stock purchase plan	—	—	12,510	11,906
Employee payroll taxes paid related to net share settlement of restricted stock units	(15,407)	(17,232)	(31,091)	(27,444)
Principal payments of finance lease liabilities	(12,623)	(14,219)	(25,885)	(31,575)
Other	(133)	—	(3,901)	—
Net cash provided by (used in) financing activities	174,990	(23,905)	156,142	(8,602)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(209)	337	(420)	537
Net increase in cash, cash equivalents, and restricted cash	217,953	3,984	184,701	76,813
Cash, cash equivalents, and restricted cash, beginning of period	562,259	268,415	595,511	195,586
Cash, cash equivalents, and restricted cash, end of period	$780,212	$272,399	$780,212	$272,399
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in finance lease liabilities	$518	$8,251	$1,625	$23,076
Stock consideration in connection with fiscal 2022 acquisition	—	—	10,000	—
Accrued share repurchases	4,347	—	4,347	—
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH INFORMATION:
Cash and cash equivalents, beginning of period	$561,459	$267,973	$595,082	$195,586
Restricted cash, beginning of period	800	442	429	—
Cash, cash equivalents, and restricted cash, beginning of period	$562,259	$268,415	$595,511	$195,586
Cash and cash equivalents, end of period	$779,416	$271,874	$779,416	$271,874
Restricted cash, end of period	796	525	796	525
Cash, cash equivalents, and restricted cash, end of period	$780,212	$272,399	$780,212	$272,399

See notes to condensed consolidated financial statements.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

We were incorporated in the state of Washington in April 2005 and were reincorporated in the state of Delaware in March 2008. We changed our name from Box.Net, Inc. to Box, Inc. in November 2011. Box provides a leading cloud content management platform that enables organizations of all sizes to securely manage cloud content while allowing easy, secure access and sharing of this content from anywhere, on any device.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2021 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of convertible preferred stock and stockholders’ (deficit) equity, and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2021 and 2020, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2021 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (the Form 10-K), which was filed with the Securities and Exchange Commission (the SEC) on March 19, 2021. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. Other than items discussed under Use of Estimates and Recently Adopted Accounting Pronouncements, there have been no other material changes to our critical accounting policies and estimates during the six months ended July 31, 2021 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K and include all adjustments necessary for the fair presentation of our balance sheet as of July 31, 2021, and our results of operations, including our comprehensive loss, our convertible preferred stock and stockholders’ (deficit) equity, and our cash flows for the three and six months ended July 31, 2021 and 2020. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2022.

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

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of July 31, 2021, no customer accounted for more than 10% of total accounts receivable. As of January 31, 2021, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. No single customer represented over 10% of our revenue for the three and six months ended July 31, 2021 and 2020.

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

Geographic Locations

For the three and six months ended July 31, 2021, revenue attributable to customers in the United States was 68% and 69%, respectively. For the three and six months ended July 31, 2021, revenue attributable to customers in Japan was 18%. For the three and six months ended July 31, 2020, revenue attributable to customers in the United States was 72%. For the three and six months ended July 31, 2020, revenue attributable to customers in Japan was 14% and 13%, respectively.

Substantially all of our net assets are located in the United States. As of July 31, 2021 and January 31, 2021, property and equipment located in the United States was approximately 96%.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Reference rate reform refers to the global transition away from certain reference rates, such as the London Interbank Offered Rate (LIBOR), and to the introduction of new reference rates that are based on a larger and more liquid population of observable transactions. ASU 2020-04 provides temporary optional expedients and exceptions for applying GAAP to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. The amendments in this ASU were effective upon issuance and do not have a material impact on our condensed consolidated financial statements.

Summary of Significant Accounting Policies

Other than items discussed under Use of Estimates and Recently Adopted Accounting Pronouncements, there have been no material changes to our critical accounting policies during the six months ended July 31, 2021 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 31, 2021.

Note 2. Revenue

Contract Assets

Contract assets, which are presented within accounts receivable, were not material as of July 31, 2021 and January 31, 2021.

Deferred Revenue

Deferred revenue was $422.0 million and $465.6 million as of July 31, 2021 and January 31, 2021, respectively. During the three months ended July 31, 2021 and 2020, we recognized $174.8 million and $158.1 million of revenue that was included in the deferred revenue balance as of April 30, 2021 and 2020, respectively. During the six months ended July 31, 2021 and 2020, we recognized $299.9 million and $278.6 million of revenue that was included in the deferred revenue balance as of January 31, 2021 and 2020, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of July 31, 2021, we had remaining performance obligations for subscription contracts of $922.4 million. We expect to recognize revenue on 61% of these remaining performance obligations over the next 12 months, with the substantial majority of the remaining balance expected to be recognized within 24 months.

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

Investments

Financial assets subject to the fair value disclosure requirements were as follows (in thousands):

	July 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$556,987	$—	$—	$556,987

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$256,861	$—	$—	$256,861

As of July 31, 2021, we had a certificate of deposit of $50 million with a maturity of twelve months, which is classified as short-term investments in our condensed consolidated balance sheet.

Fair Value Measurements of Other Financial Instruments

In November 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the “November 2017 Facility”). As of July 31, 2021 and January 31, 2021, we had total debt outstanding relating to the November 2017 Facility with a carrying amount of $30.0 million. The estimated fair value of the November 2017 Facility, which we have classified as a Level 2 financial instrument, approximates its carrying value.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026 (Notes). The fair value of the Notes is determined using observable market prices. The fair value of the Notes, which we have classified as a Level 2 instrument, was $397.6 million and $348.4 million as of July 31, 2021 and January 31, 2021, respectively.

Note 4. Balance Sheet Components

Allowance for Doubtful Accounts

Allowance for doubtful accounts, which is presented within accounts receivable, was $2.6 million and $2.7 million as of July 31, 2021 and January 31, 2021, respectively.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	July 31,	January 31,
	2021	2021
Servers and related equipment	$360,517	$352,224
Leasehold improvements	78,446	80,558
Computer hardware	21,673	25,810
Furniture and fixtures	14,273	14,157
Construction in progress	3,811	11,422
Total property and equipment	478,720	484,171
Less: accumulated depreciation	(347,079)	(324,023)
Total property and equipment, net	$131,641	$160,148

As of July 31, 2021, the gross carrying amount of property and equipment included $264.1 million of servers and related equipment and $0.1 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $178.1 million. As of January 31, 2021, the gross carrying amount of property and equipment included $256.0 million of servers and related equipment and $7.1 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $152.5 million.

Depreciation expense related to property and equipment was $16.1 million and $17.2 million for the three months ended July 31, 2021 and 2020, respectively, and $32.4 million and $33.6 million for the six months ended July 31, 2021 and 2020. Included in these amounts were depreciation expense for servers and related equipment acquired under finance leases in the amount of $13.1 million and $13.8 million for the three months ended July 31, 2021 and 2020, respectively, and $26.2 million and $26.9 million for the six months ended July 31, 2021 and 2020, respectively.

Operating Lease Right-of-Use Assets, Net

Operating lease right-of-use assets, net consisted of the following (in thousands):

	July 31,	January 31,
	2021	2021
Operating lease right-of-use assets	$273,662	$270,428
Less: accumulated amortization	(97,844)	(76,175)
Operating lease right-of-use assets, net	$175,818	$194,253

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

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Finance lease cost:
Amortization of finance lease right-of-use assets	$13,068	$13,819	$26,150	$26,925
Interest on finance lease liabilities	1,044	1,498	2,215	3,024
Operating lease cost, gross	13,742	13,426	27,522	26,543
Variable lease cost, gross	2,076	2,170	4,378	4,894
Sublease income	(3,027)	(2,373)	(6,221)	(5,181)
Total lease cost (1)	$26,903	$28,540	$54,044	$56,205

(1)	Short-term lease cost was not material for the periods presented and is not included in the table above.

As of July 31, 2021, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)	Finance Leases
Remainder of 2022	$28,040	$25,680
2023	50,275	42,245
2024	49,081	19,584
2025	33,481	1,574
2026	29,297	—
Thereafter	64,155	—
Total lease payments	$254,329	$89,083
Less: imputed interest	$(35,171)	$(4,068)
Present value of total lease liabilities	$219,158	$85,015

(1)

Non-cancellable sublease proceeds for the remainder of the fiscal year ending January 31, 2022 and the fiscal years ending January 31, 2023, 2024, and 2025 of $3.7 million, $8.8 million, $2.3 million, and $2.1 million, respectively, are not included in the table above.

Note 6. Acquisitions

The purchase price allocation is preliminary. We continue to collect information with regard to our estimates and assumptions, including potential liabilities and contingencies. We will record adjustments to the fair value of the net assets acquired and goodwill within the twelve months measurement period, if necessary.

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

Note 7. Goodwill and Acquired Intangible Assets

Goodwill activity for the six months ended July 31, 2021 is reflected in the following table (in thousands):

Balance as of January 31, 2021	$18,740
Goodwill acquired - SignRequest	43,386
Goodwill acquired - Cloud FastPath	13,230
Foreign currency translation	(574)
Balance as of July 31, 2021	$74,782

We did not record any goodwill impairment during the six months ended July 31, 2021 and 2020.

Acquired intangible assets are included in other long-term assets in the condensed consolidated balance sheets. Acquired intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life (Years)	Gross Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.96	$20,404	$(2,143)	$18,261
Balance as of July 31, 2021		$20,404	$(2,143)	$18,261

Acquired intangible assets are amortized on a straight-line basis over the useful life. Acquired intangible assets amortization was $1.2 million and $2.1 million for the three and six months ended July 31, 2021, respectively. We did not record any acquired intangible assets amortization during the six months ended July 31, 2020. Amortization of acquired developed technology is included in cost of revenue in the condensed consolidated statements of operations. We did not have any acquired intangible assets as of January 31, 2021.

As of July 31, 2021, expected amortization expense for acquired intangible assets was as follows (in thousands):

Fiscal years ending January 31:
Remainder of 2022	$2,564
2023	4,856
2024	4,856
2025	3,008
2026	2,921
Thereafter	56
Total	$18,261

Note 8. Commitments and Contingencies

Letters of Credit

As of July 31, 2021 and January 31, 2021, we had letters of credit in the aggregate amount of $19.0 million and $27.0 million, respectively, in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 9.

Purchase Obligations

As of July 31, 2021, future payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet and relate primarily to infrastructure services and IT software and support services costs, are as follows, shown in accordance with the payment due date (in thousands):

Fiscal years ending January 31:
Remainder of 2022	$2,862
2023	33,650
2024	4,860
2025	434
2026	211,234
Thereafter	—
$253,040

Our contracts for infrastructure services and IT software, which have terms ranging from 2 to 8 years, support our long-term goals of improving gross margin. In addition to the purchase obligations included above, as of July 31, 2021, we recognized a total of $10.4 million related to non-cancellable contractual purchases, which were included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities on the condensed consolidated balance sheet. $4.7 million, $3.8 million, and $1.9 million is due to be paid in the remainder of the fiscal year ending January 31, 2022 and the fiscal years ending January 31, 2023 and 2024, respectively.

Legal Matters

From time to time, we are subject to claims that arise in the ordinary course of business, including matters we initiate to defend ourselves or our users by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2021. Additionally, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors, regardless of the outcome of such litigation.

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

Note 9. Debt

Convertible Senior Notes

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. The Notes are senior unsecured obligations and do not bear regular interest. Initially, each $1,000 principal amount of the Notes was convertible into 38.7665 shares of our Class A common stock, which was equivalent to a conversion price of approximately $25.80 per share, subject to adjustment upon the occurrence of specified events. In June 2021, we completed a tender offer as disclosed in Note 10, which triggered an adjustment to the conversion price. Following the adjustment, each $1,000 principal amount of the Notes will be convertible into 38.7962 shares of our Class A common stock, which is equivalent to a conversion price of approximately $25.78 per share.

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

On or after October 15, 2025, holders of the Notes may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Effective February 5, 2021, we have made an irrevocable election to settle the principal portion of the Notes only in cash. Accordingly, upon conversion, we will pay the principal portion in cash and we will pay or deliver, as the case may be, the conversion premium in cash, shares of common stock or a combination of cash and shares of common stock, at our election.

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

As of July 31, 2021, the conditions allowing holders of the Notes to convert were not met.

The net carrying amount of the Notes consists of the following (in thousands):

	July 31,	January 31,
	2021	2021
Principal	$345,000	$345,000
Unamortized debt discount for conversion option	—	(69,916)
Unamortized issuance costs	(8,470)	(7,470)
Net carrying amount	$336,530	$267,614

Issuance costs are being amortized to interest expense over the term of the Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs was 0.56%. For the three and six months ended July 31, 2021, our interest expense recognized related to the Notes was $0.4 million and $0.9 million, respectively.

Capped Calls

In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (Capped Calls). The Capped Calls each have a strike price of approximately $25.80 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $35.58 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 13.4 million shares of our Class A common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ (deficit) equity and are not accounted for as derivatives. The cost of $27.8 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

Line of Credit

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility). On July 26, 2021, we entered into Amendment No. 4 to the November 2017 Facility. Pursuant to the terms of the amendment, the maturity date of borrowings under the November 2017 Facility is July 26, 2024, the revolving commitment is $65.0 million, and it provides for a sublimit for the issuance of letters of credit of $45.0 million. The revolving loans accrue interest at a LIBOR rate (based on one, three or six-month interest periods) plus a margin ranging from 1.15% to 1.65%. The margin is determined based on the senior secured leverage ratio, as defined in the November 2017 Facility. Borrowings under the November 2017 Facility are collateralized by substantially all of our assets. The November 2017 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement. Additionally, the November 2017 Facility contains customary affirmative and negative covenants.

As of July 31, 2021, we had total debt outstanding with a carrying amount of $30.0 million and we were in compliance with all financial covenants.

Derivative Instruments and Hedging

In association with our November 2017 Facility, we are required to make variable rate interest payments based on a contractually specified interest rate index (e.g., LIBOR). The variable rate interest payments create interest rate risk as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the loan. To minimize our risk exposure due to the volatility of the interest rate index, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association, effective as of September 5, 2019 (Swap Agreement). This agreement, which is designated as a cash flow hedge, has a maturity of five years. Under the Swap Agreement, we have hedged a portion of the variable interest payments by effectively fixing our interest payments over the term of the agreement. As of July 31, 2021, our interest rate swap had a notional value of $30.0 million.

Note 10. Convertible Preferred Stock and Stockholders’ Deficit

Series A Convertible Preferred Stock

On April 7, 2021, we entered into an investment agreement (Investment Agreement) with certain investment funds which are managed or advised by KKR (collectively “KKR”) relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $500 million, or $1,000 per share (the “Issuance”).

Prior to the consummation of the Issuance and as expressly contemplated by the Investment Agreement, KKR elected to syndicate a portion of the investment to certain investment partners. Each of the KKR-led group agreed to become a “party”, “Permitted Investor Transferee”, and “Investor Party” under the Investment Agreement.

The closing of the Issuance occurred on May 12, 2021 (Closing Date).

The Series A Preferred Stock rank senior to our Class A common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of Box. The Series A Preferred Stock initially have a liquidation preference of $1,000 per share. Holders of the Series A Preferred Stock are entitled to a cumulative dividend (the “Dividend”) at the rate of 3.0% per annum, compounding quarterly, paid-in-kind or paid in cash, at our election. For any quarter in which we elect not to pay the Dividend in cash with respect to a share of Series A Preferred Stock, such Dividend will become part of the liquidation preference of such share, as set forth in the Certificate of Designations designating the Series A Preferred Stock (the “Certificate of Designations”). Dividends on each share of Series A Preferred Stock accrue daily starting from the Closing Date, whether or not declared and whether or not we have assets legally available to make the payment.

The Series A Preferred Stock is convertible at the option of the holders thereof at any time into shares of Class A common stock at an initial conversion price of $27.00 per share. At any time after the third anniversary of the Closing Date, if the volume weighted average price of our Class A common stock exceeds 200% of the conversion price set forth in the Certificate of Designations, for at least 20 trading days in any period of 30 consecutive trading days, including the last day of such trading period, at our election, all of the Series A Preferred Stock will be convertible into the applicable number of shares of Class A common stock.

Holders of the Series A Preferred Stock are entitled to vote with the holders of our Class A common stock on an as-converted basis. Holders of the Series A Preferred Stock are entitled to a separate class vote with respect to, among other things, amendments to our organizational documents that have an adverse effect on the Series A Preferred Stock, authorizations or issuances by us of securities that are senior to, or equal in priority with, the Series A Preferred Stock, increases or decreases in the number of authorized shares of Series A Preferred Stock, and payments of special dividends in excess of an agreed upon amount.

At any time following the fifth anniversary of the Closing Date, we may redeem some or all of the Series A Preferred Stock for a per share amount in cash equal to: (i) the sum of (x) 100% of the then-current liquidation preference thereof, plus (y) all accrued and unpaid dividends, multiplied by (ii) (A) 105% if the redemption occurs at any time on or after the fifth anniversary of the Closing Date and prior to the sixth anniversary of the Closing Date, (B) 102% if the redemption occurs at any time on or after the sixth anniversary of the Closing Date and prior to the seventh anniversary of the Closing Date, and (C) 100% if the redemption occurs at any time on or after the seventh anniversary of the Closing Date.

At any time following the seventh anniversary of the Closing Date, each holder of the Series A Preferred Stock will have the right to cause us to redeem, ratably, in whole or, from time to time, in part, the shares of Series A Preferred Stock held by such holder for a per share amount in cash equal to the sum of (x) 100% of the then-current liquidation preference thereof, plus (y) all accrued and unpaid dividends.

Upon prior written notice of certain change of control events involving Box, the shares of the Series A Preferred Stock shall automatically be redeemed by us for a repurchase price equal to the greater of (i) the value of the shares of Series A Preferred Stock as converted into Class A common stock at the then-current conversion price and (ii) an amount in cash equal to 100% of the then-current liquidation preference thereof plus all accrued but unpaid dividends. In the case of clause (ii) above, we will also be required to pay the holders of the Series A Preferred Stock a “make-whole” premium consisting of dividends that would have otherwise accrued from the effective date of such change of control through the fifth anniversary of the Closing Date.

Pursuant to the Investment Agreement, we agreed to increase the size of our board of directors in order to appoint, as of the Closing Date, one individual designated by KKR to our board of directors for a term expiring at the 2023 annual meeting of our stockholders. So long as KKR beneficially owns at least 50% of the shares of Series A Preferred Stock purchased by KKR at the closing of the Issuance on an as-converted basis, KKR will have the right to designate a director nominee for election to our board of directors.

We have applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and have therefore classified the Series A Preferred Stock as mezzanine equity. The Series A Preferred Stock was recorded outside of stockholders’ deficit because the shares may be redeemed at the option of the Holders and that redemption option is not solely within our control. Upon issuance, we recorded the Series A Preferred Stock, net of issuance costs. We have elected to accrete the issuance costs through the date the shares can first be redeemed at the option of the holders, which is the seventh anniversary of the Closing Date using the effective interest rate method. As of July 31, 2021, we recognized $0.5 million of accretion.

As of July 31, 2021, we had accrued dividends of $3.3 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position.

Tender Offer

On June 2, 2021, we announced the commencement of a “modified Dutch Auction” tender offer to purchase up to $500 million in value of shares of our Class A common stock, or such lesser number of shares of our Class A common stock as are properly tendered and not properly withdrawn, at a price not less than $22.75 nor greater than $25.75 per share, to the seller in cash, less any applicable withholding taxes and without interest. On June 30, 2021, we announced the results of the tender offer. We repurchased 9.2 million shares at a price of $25.75 for a total amount of $238.2 million. The remainder of the $500 million not used in the tender offer may be deployed for future share repurchases.

Share Repurchase Plan

On July 9, 2021, our board of directors authorized a $260 million Share Repurchase Plan, utilizing the unused portion of the $500 million intended for the modified Dutch Auction tender offer to opportunistically repurchase additional shares of our Class A common stock. Under this plan, shares may be repurchased in open market transactions until the earlier of February 28, 2022, or until $260 million of our Class A common stock has been repurchased. As of July 31, 2021, we repurchased 2.1 million shares at a weighted average price of $23.48 for a total amount of $50.1 million.

Note 11. Stock-Based Compensation

Employee Equity Plans

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Generally, our restricted stock units vest over four years and, (a) for employee new hire restricted stock unit grants, twenty-five percent vest one year from the vesting commencement date and continue to vest 1/16th per quarter thereafter; or (b) for employee refresh restricted stock unit grants, 1/16th per quarter vest from the vesting commencement date. As of July 31, 2021, 27,084,523 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of July 31, 2021, 1,356,993 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2021	6,617,037	$10.77	3.77	$48,098
Options granted	—	—
Options exercised	(261,900)	6.84
Options forfeited/cancelled	—	—
Balance as of July 31, 2021	6,355,137	$10.93	3.32	$82,660
Vested and expected to vest as of July 31, 2021	6,295,299	$10.84	3.29	$82,430
Exercisable as of July 31, 2021	5,170,235	$8.83	2.45	$78,104

As of July 31, 2021, there was $0.7 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 1.42 years.

Stock Options with Market-Based Performance Goals

To further align our stockholders’ interests with executive officers’ interests, the Compensation Committee of our board of directors approved and granted performance-based stock options with market-based performance goals under the 2015 Plan to certain executive officers, which are subject to both the achievement of the market-based performance goal established by the Compensation Committee and the continued employment of the participant. These performance-based stock options were awarded during our fiscal years ending January 31, 2018, 2019, and 2020, and vest only to the extent that both the market-based performance goal and time-based condition are satisfied. As of July 31, 2021, the total outstanding balance of performance-based stock options was 1,375,000.

The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method. Of the total $0.7 million in unrecognized stock-based compensation expense for stock options as of July 31, 2021, $0.5 million related to outstanding performance-based stock options with market-based performance goals, which is expected to be recognized over a weighted-average period of 1.47 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2021	14,330,678	$17.68
Granted	8,661,350	24.02
Vested, net of shares withheld for employee payroll taxes	(2,397,845)	19.66
Forfeited/cancelled, including shares withheld for employee payroll taxes	(3,974,462)	19.29
Unvested balance - July 31, 2021	16,619,721	$20.31

As of July 31, 2021, there was $318.4 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.92 years.

Performance-Based Restricted Stock Units

We use performance-based incentives for certain employees, including our named executive officers, to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals. During the six months ended July 31, 2021, we recognized stock-based compensation expense related to the Fiscal 2021 and Fiscal 2022 Executive Bonus Plans in the amount of $3.2 million and $6.0 million, respectively. The unrecognized compensation expense related to the ungranted and unvested Fiscal 2022 Executive Bonus Plan is $7.0 million, based on the expected performance against the pre-established corporate financial objectives as of July 31, 2021, which is expected to be recognized over a remaining weighted-average period of less than one year. The payouts of the Fiscal 2022 Executive Bonus Plan are expected to be made in the form of fully vested restricted stock units in the first quarter of fiscal year 2023.

2015 ESPP

As of July 31, 2021, there was $17.2 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Cost of revenue	$4,883	$4,401	$10,223	$8,942
Research and development	16,626	14,271	32,079	31,558
Sales and marketing	12,919	10,666	24,470	20,745
General and administrative	9,700	8,223	19,146	16,359
Total stock-based compensation	$44,128	$37,561	$85,918	$77,604

Note 12. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(8,700)	$(7,656)	$(23,273)	$(33,206)
Dividend on series A convertible preferred stock	(3,329)	—	(3,329)	—
Accretion of series A convertible preferred stock	(456)	—	(456)	—
Net loss attributable to common stockholders	$(12,485)	$(7,656)	$(27,058)	$(33,206)

Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	161,163	154,732	161,443	153,353
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.05)	$(0.17)	$(0.22)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Options to purchase common stock	5,223	6,312	5,295	5,877
Restricted stock units	17,345	18,828	16,419	17,856
Employee stock purchase plan	1,781	3,803	1,721	3,193
Shares related to convertible preferred stock	16,304	—	8,287	—
Shares related to convertible senior notes	—	—	296	—
Total	40,653	28,943	32,018	26,926

Note 13. Income Taxes

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

In addition, we continue to innovate by expanding our core services and offerings with a focus on frictionless security and compliance, seamless internal and external collaboration and workflow, and integration with best-of-breed applications. For example, we provide Box Shield, our advanced security offering that helps customers reduce the risk of accidental content leakage and protect their business from insider threats and account compromise; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information; Box Relay, which allows our end users to easily build, manage and track their own workflows; Box Platform, which further enables customers and partners to build enterprise apps using our open APIs and developer tools; and Box Zones, which gives global customers the ability to store their content locally in certain regions. With Box Consulting, we also provide in-house professional services such as implementation support, content migration, and change management. The increasing traction of these product innovations allows our customers to realize the full set of capabilities of our Content Cloud.

We are also continuing to expand the scope of what customers can do with their content using Box. In June 2021, we launched new self-service migration tools for customers as part of Box Shuttle, our cost-effective and easy-to-use content migration service. In July 2021, we began the rollout of Box Sign, our e-signature solution, to all Box Business and Enterprise plan customers. Also in July 2021, we released a new all-in subscription plan, Box Enterprise Plus, which gives customers access to all of our most valued products in one simple package.

We offer our solution to our customers as a subscription-based service, with subscription fees based on the requirements of our customers, including the number of users and functionality deployed. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging from one month to three years or more. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. We recognize revenue as we satisfy our performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the term of the contract.

Current Period Highlights

For the three months ended July 31, 2021 and 2020, our revenue was $214.5 million and $192.3 million, respectively, representing year-over-year growth of 12%. As of July 31, 2021, our remaining performance obligations were $922.4 million, representing a 27% increase from our remaining performance obligations of $726.7 million as of July 31, 2020. For the three months ended July 31, 2021, our operating loss was $6.1 million, and our operating margin was negative 3%, compared to our operating loss of $7.5 million and our operating margin of negative 4% for the three months ended July 31, 2020. For the three months ended July 31, 2021, our free cash flow was positive $29.8 million, an increase of $16.5 million from our free cash flow of positive $13.3 million for the three months ended July 31, 2020.

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

Although the COVID-19 pandemic has not had a material adverse impact on our financial results for the second quarter of our fiscal year 2022, the pandemic has negatively impacted some of our customers and prospects. As a result, we have experienced, and may continue to experience, increased customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets related to services that we offer. Despite these adverse impacts, the COVID-19 pandemic has fundamentally changed how organizations get work done, with many businesses shifting to remote and hybrid remote work environments. This shift has created additional opportunities for Box by enabling our customers’ and prospects’ employees to engage in secure remote work through our platform.

The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time, and include the severity and duration of the pandemic, the availability, effectiveness and administration of COVID-19 vaccines globally, actions that may be taken by government authorities to contain the virus and minimize its economic impact, passing of or not passing further stimulus packages by governments, the impact of COVID-19 on our customers, business partners and employees, and other factors identified in Part II, Item 1A "Risk Factors" of this Form 10-Q. As a result, the extent and magnitude of the impact COVID-19 will have on our business and operating results cannot be predicted at this time.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Remaining performance obligations (period end)	$922.4	$726.7	$922.4	$726.7
Remaining performance obligations growth rate	27%	13%	27%	13%
Billings	$213.1	$188.8	$372.5	$316.9
Billings growth rate	13%	9%	18%	9%
Free cash flow	$29.8	$13.3	$105.7	$53.2
Net retention rate (period end)	106%	106%	106%	106%

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

RPO as of July 31, 2021 were $922.4 million, an increase of 27% from July 31, 2020. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings, longer customer contract durations, the addition of new customers, and the timing of customer-driven renewals.

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

Billings help investors better understand our sales activity for a particular period, which is not necessarily reflected in our revenue given that we recognize subscription revenue ratably over the contract term. We consider billings a significant performance measure. We monitor billings to manage our business, make planning decisions, evaluate our performance and allocate resources. We believe that billings offer valuable supplemental information regarding the performance of our business and will help investors better understand the sales volumes and performance of our business. We do not consider billings to be a non-GAAP financial measure because it is calculated using exclusively revenue, deferred revenue, and contract assets, all of which are financial measures calculated in accordance with GAAP.

Billings for the six months ended July 31, 2021 were $372.5 million, an increase of 18% from the six months ended July 31, 2020. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings, the addition of new customers, and the timing of customer-driven renewals.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
GAAP revenue	$214,486	$192,293	$416,927	$375,854
Deferred revenue, end of period	422,039	364,871	422,039	364,871
Less: deferred revenue, beginning of period	(423,249)	(368,349)	(465,613)	(423,849)
Contract assets, beginning of period	677	—	25	—
Less: contract assets, end of period	(866)	—	(866)	—
Billings	$213,087	$188,815	$372,512	$316,876

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

For the six months ended July 31, 2021 and 2020, free cash flow was positive $105.7 million and positive $53.2 million, respectively.

Net Retention Rate

Net retention rate is defined as the net percentage of Total Account Value (TAV) retained from existing customers, including expansion. We calculate our net retention rate as of a period end by starting with the TAV from customers as of 12 months prior to such period end (Prior Period TAV). We then calculate TAV from these same customers as of the current period end (Current Period TAV). Finally, we divide the Current Period TAV by the Prior Period TAV and report the average of this calculation over the prior 12 months to arrive at our net retention rate. In calculating our net retention rate, we include only TAV associated with those customers who have subscribed to Box for at least 12 months. We believe our net retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. Net retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our net retention rate was 106% as of July 31, 2021 and 2020. Our net retention rates were primarily attributable to seat growth in existing customers and strong attach rates of add-on products. As our customers purchase add-on products, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting have been significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

Components of Results of Operations

Revenue

We derive our revenue primarily from three sources: (1) subscription revenue, which is comprised of subscription fees from customers who have access to our content cloud platform and other subscription-based services, which all include routine customer support; (2) revenue from customers purchasing our premier services package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

To date, practically all of our revenue has been derived from subscription and premier services. Subscription and premier services revenue are driven primarily by the number of customers, the number of seats sold to each customer and the price of our services.

We recognize revenue as we satisfy our performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the contract term. We typically invoice our customers at the beginning of the term, in multiyear, annual, quarterly or monthly installments. Our subscription and premier services contracts are typically non-cancellable and do not contain refund-type provisions. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging between one month to three years or more.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net consists of interest expense, interest income, gains and losses from foreign currency transactions, and other income and expense. Interest expense consists primarily of interest charges for our line of credit and interest rate swap agreement, interest expense related to finance leases, unused commitment fees on our line of credit, the amortization of capitalized debt issuance costs, fees on our letters of credit, and the amortization of issuance costs of our convertible senior notes. Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. We have historically invested our cash and cash equivalents in overnight deposits, certificates of deposit, money market funds, and short term, investment-grade corporate debt, marketable securities and asset backed securities.

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

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share amounts, and as a percentage of our revenue):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Revenue	$214,486	$192,293	$416,927	$375,854
Cost of revenue (1)	60,788	55,334	121,735	109,329
Gross profit	153,698	136,959	295,192	266,525
Operating expenses:
Research and development (1)	52,722	50,115	103,581	103,229
Sales and marketing (1)	72,788	67,757	142,599	140,507
General and administrative (1)	34,298	26,597	65,385	54,539
Total operating expenses	159,808	144,469	311,565	298,275
Loss from operations	(6,110)	(7,510)	(16,373)	(31,750)
Interest and other (expense) income, net	(1,940)	187	(5,939)	(916)
Loss before provision for income taxes	(8,050)	(7,323)	(22,312)	(32,666)
Provision for income taxes	650	333	961	540
Net loss	(8,700)	(7,656)	(23,273)	(33,206)
Dividend on series A convertible preferred stock	(3,329)	—	(3,329)	—
Accretion of series A convertible preferred stock	(456)	—	(456)	—
Net loss attributable to common stockholders	$(12,485)	$(7,656)	$(27,058)	$(33,206)
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.05)	$(0.17)	$(0.22)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	161,163	154,732	161,443	153,353

(1)	Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Cost of revenue	$4,883	$4,401	$10,223	$8,942
Research and development	16,626	14,271	32,079	31,558
Sales and marketing	12,919	10,666	24,470	20,745
General and administrative	9,700	8,223	19,146	16,359
Total stock-based compensation	$44,128	$37,561	$85,918	$77,604

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Cost of revenue (1)	28	29	29	29
Gross profit	72	71	71	71
Operating expenses:
Research and development (1)	25	26	25	27
Sales and marketing (1)	34	35	34	37
General and administrative (1)	16	14	16	15
Total operating expenses	75	75	75	79
Loss from operations	(3)	(4)	(4)	(8)
Interest and other (expense) income, net	(1)	—	(2)	(1)
Loss before provision for income taxes	(4)	(4)	(6)	(9)
Provision for income taxes	—	—	—	—
Net loss	(4)%	(4)%	(6)%	(9)%

(1)	Includes stock-based compensation as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
Cost of revenue	2%	2%	2%	2%
Research and development	8	8	8	9
Sales and marketing	6	6	6	6
General and administrative	5	4	5	4
Total stock-based compensation	21%	20%	21%	21%

Comparison of the Three Months Ended July 31, 2021 and 2020

Revenue

	Three Months Ended
	July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue	$214,486	$192,293	$22,193	12%

The increase in revenue was primarily driven by expansion within our existing customers as they broadened their deployment of our product offerings with strong attach rates of add-on products at higher price per seat. Additionally, the increase in subscription services was also driven by the addition of new customers, as the number of paying organizations increased by 6% from July 31, 2020 to July 31, 2021. During the three months ended July 31, 2021, we experienced strong growth in the Japan market, driving an increase in revenue from non-U.S. customers to 32%, compared to 28% during the three months ended July 31, 2020. This increase is partially offset by customers partially churning their deployment with Box.

Cost of Revenue

	Three Months Ended
	July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$60,788	$55,334	$5,454	10%
Percentage of revenue	28%	29%

The increase in absolute dollars was primarily due to an increase of $3.4 million in hosted data service costs, an increase of $1.3 million in acquired intangible assets amortization, and an increase of $0.6 million in software and maintenance expense primarily driven by increases in amortization of internally developed software and on-premises contracts. Cost of revenue as a percentage of revenue decreased 100 basis points year-over-year. We expect our cost of revenue to increase in dollars but decrease slightly as a percentage of revenue over time as we continue to optimize infrastructure efficiency.

Research and Development

	Three Months Ended
	July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$52,722	$50,115	$2,607	5%
Percentage of revenue	25%	26%

The increase in absolute dollars was primarily due to an increase of $2.4 million in stock-based compensation expense due to equity grants to existing and new employees, an increase of $0.4 million in outside agency and consulting services, and an increase of $0.3 million in enterprise subscription software costs. The increase in research and development expenses was partially offset by a $0.6 million decrease in employee and related costs due to increased concentration of research and development in lower cost regions. Research and development expenses as a percentage of revenue decreased 100 basis points year-over-year. We continue to invest in enhancements of our products and services, developing new products, and further differentiating our offerings. We expect our research and development expenses to increase in dollars but decrease slightly as a percentage of revenue over time, as we continue to make significant improvements to our content cloud product offerings and services, including the introduction of Box Sign and the expansion of our advanced security, compliance, collaboration, workflow automation, and integration capabilities.

Sales and Marketing

	Three Months Ended
	July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$72,788	$67,757	$5,031	7%
Percentage of revenue	34%	35%

The increase in absolute dollars was primarily due to an increase of $2.6 million in stock-based compensation expense due to increased equity grants to existing and new employees and an increase of $2.3 million in commission expense primarily driven by increased sales and increased amortization of deferred commissions. Sales and marketing expenses as a percentage of revenue decreased 100 basis points year-over-year due to our focus on driving greater efficiency from our solution selling strategy and simplifying our product offerings, as well our focus on higher performing geographies and segments producing a greater return on investment.

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

General and Administrative

	Three Months Ended
	July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$34,298	$26,597	$7,701	29%
Percentage of revenue	16%	14%

The increase in absolute dollars was primarily due to an increase of $4.8 million in fees related to shareholder activism, an increase of $1.4 million in stock-based compensation expense driven by equity grants to existing and new employees, an increase of $0.4 million in employee and related costs, and an increase of $0.3 million in expense related to capitalized cloud computing arrangements primarily driven by increased amortization. General and administrative expense as a percentage of revenue increased 200 basis points year-over-year. We expect our general and administrative expense will fluctuate in dollars in future periods but will generally decrease as a percentage of revenue over time as we benefit from greater operational efficiency.

Interest and Other Expense, Net

	Three Months Ended
	July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest and other (expense) income, net	$(1,940)	$187	$(2,127)	*

*	Percentage change not meaningful.

The increase in interest and other expense, net is primarily due to decrease of $2.3 million in foreign currency gains, and an increase of $0.5 million in the amortization of issuance costs related to our convertible debt. The increase in interest and other expense, net was partially offset by a decrease of $0.5 million in interest expense related to our finance leases and a decrease of $0.2 million in interest expense related to our line of credit.

Comparison of the Six Months Ended July 31, 2021 and 2020

Revenue

	Six Months Ended
	July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue	$416,927	$375,854	$41,073	11%

The increase in revenue was primarily driven by expansion within our existing customers as they broadened their deployment of our product offerings with strong attach rates of add-on products at higher price per seat. Additionally, the increase in subscription services was also driven by the addition of new customers, as the number of paying organizations increased by 6% from July 31, 2020 to July 31, 2021. During the six months ended July 31, 2021, we experienced strong growth in the Japan market, driving an increase in revenue from non-U.S. customers to 31%, compared to 28% during the six months ended July 31, 2020. This increase is partially offset by customers partially churning their deployment with Box.

Cost of Revenue

	Six Months Ended
	July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$121,735	$109,329	$12,406	11%
Percentage of revenue	29%	29%

The increase in absolute dollars was primarily due to an increase of $6.5 million in hosted data service costs, an increase of $2.2 million in acquired intangible assets amortization, and an increase of $1.4 million in software and maintenance expense primarily driven by increases in amortization of internally developed software and on-premises contracts. In addition, there were increases of $1.3 million and $1.0 million in stock-based compensation expense and employee and related costs, respectively. Cost of revenue as a percentage of revenue remained flat year-over-year.

Research and Development

	Six Months Ended
	July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$103,581	$103,229	$352	0%
Percentage of revenue	25%	27%

The increase in absolute dollars was primarily due to an increase of $0.7 million in enterprise subscription software costs, an increase of $0.6 million in outside agency and consulting services, and a decrease of $0.6 million in capitalized internally developed software costs. The increase in research and development expenses was partially offset by a decrease of $1.5 million in employee and related costs due to increased concentration of research and development in lower cost regions. Research and development expenses as a percentage of revenue decreased 200 basis points year-over-year. We continue to invest in enhancements of our products and services, developing new products, and further differentiating our offerings.

Sales and Marketing

	Six Months Ended
	July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$142,599	$140,507	$2,092	1%
Percentage of revenue	34%	37%

The increase in absolute dollars was primarily due to an increase of $4.7 million in commission expense, primarily driven by increased sales and increased amortization of deferred commissions, and an increase of $3.7 million in stock-based compensation expense due to increased equity grants to existing and new employees. The increase in sales and marketing expenses was partially offset by a decrease of $2.0 million in employee and related costs, a decrease of $1.5 million in travel-related costs, a decrease of $0.9 million decrease in outside agency and consulting services, a decrease of $0.7 million in allocated overhead costs, a decrease $0.7 million in data center and customer support costs to support our free users, and a decrease of $0.5 million in temporary work space costs. Sales and marketing expenses as a percentage of revenue decreased 300 basis points year-over-year due to the impact of the COVID-19 pandemic and our focus on driving greater efficiency from our solution selling strategy and simplifying our product offerings, as well our focus on higher performing geographies and segments producing a greater return on investment.

General and Administrative

	Six Months Ended
	July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$65,385	$54,539	$10,846	20%
Percentage of revenue	16%	15%

The increase in absolute dollars was primarily due to an increase of $4.4 million in fees related to shareholder activism, an increase of $2.8 million in stock-based compensation expense driven by equity grants to existing and new employees, an increase of $1.0 million in acquisition-related fees, an increase of $0.8 million in employee and related costs driven by the annual merit increase to salaries in the current fiscal year, an increase of $0.6 million in outside agency, consulting, and audit and tax services, and an increase of $0.4 million in expense related to capitalized cloud computing arrangements primarily driven by increased amortization. General and administrative expense as a percentage of revenue increased 100 basis points year-over-year.

Interest and Other Expense, Net

	Six Months Ended
	July 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest and other expense, net	$(5,939)	$(916)	$(5,023)	*

*	Percentage change not meaningful.

The increase in interest and other expense, net is primarily due to an increase of $4.8 million in foreign currency losses, an increase of $0.9 million in the amortization of issuance costs related to our convertible debt, and a decrease of $0.3 million in interest income from our certificates of deposit and money market funds due to a lower interest rate environment. The increase in interest and other expense, net was partially offset by a decrease of $0.8 million in interest expense related to our finance leases.

Liquidity and Capital Resources

As of July 31, 2021, we had cash and cash equivalents, restricted cash, and short-term investments of $830.2 million. Our cash and cash equivalents and short-term investments are comprised primarily of overnight cash deposits, money market funds, and certificates of deposit. Since our inception, we have financed our operations primarily through equity, cash generated from sales and debt financing. We believe our existing cash and cash equivalents, together with our finance leases and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, data center expansions, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the six months ended July 31, 2021 and 2020, our cash flows were as follows (in thousands):

	Six Months Ended
	July 31,
	2021	2020

Net cash provided by operating activities	$139,564	$94,242
Net cash used in investing activities	(110,585)	(9,364)
Net cash provided by (used in) financing activities	156,142	(8,602)

Operating Activities

For the six months ended July 31, 2021, cash provided by operating activities was $139.6 million. The primary factors affecting our operating cash flows during this period were our net loss of $23.3 million, favorably offset by non-cash charges of $86.0 million for stock-based compensation, $39.1 million for depreciation and amortization of our property and equipment and capitalized software, $21.6 million for amortization of deferred commissions, and net cash inflows of $15.3 million provided by changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $94.7 million decrease in accounts receivable that was primarily due to higher sales and relative timing of our cash collections and a $21.7 million decrease in operating right-of-use assets, partially offset by a $49.1 million decrease in deferred revenue that was primarily due to seasonality in our sales cycle which is concentrated in the back half of our fiscal year, a $24.5 million decrease in operating lease liabilities, a $20.2 million increase in deferred commissions due to new and expanded deployments with paying customers during the period, and an $8.0 million increase in prepaid and other assets.

Investing Activities

Cash used in investing activities of $110.6 million for the six months ended July 31, 2021 was primarily driven by $56.6 million in cash paid for acquisitions, net of cash acquired, $50 million in cash paid for the purchase of our short-term investment, $2.4 million of capitalized internally developed software costs associated with the development of additional significant features and functionality to our products, and $2.2 million of fixed asset purchases to support our offices and employees.

Financing Activities

Cash provided by financing activities of $156.1 million for the six months ended July 31, 2021 was primarily driven by $486.8 million from the issuance of Series A convertible preferred stock, net of issuance costs, $12.5 million from issuances of common stock under the 2015 ESPP, and $1.8 million of proceeds from the exercise of stock options, partially offset by $284.1 million of payments for repurchases of common stock, $31.1 million of employee payroll taxes paid related to net share settlement of restricted stock,

$25.9 million of principal payments of finance lease liabilities, and $3.4 million of capitalized internal-use software costs associated with our on-premises software contracts.

Debt

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. The Notes are senior unsecured obligations and do not bear regular interest. Each $1,000 principal amount of the Notes is convertible into 38.7962 shares of our Class A common stock, which is equivalent to a conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of specified events.

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility). On July 26, 2021, we entered into Amendment No. 4 to the November 2017 Facility. Pursuant to the terms of the amendment, the maturity date of borrowings under the November 2017 Facility is July 26, 2024, the revolving commitment is $65.0 million, and it provides for a sublimit for the issuance of letters of credit of $45.0 million. As of July 31, 2021, debt outstanding under the November 2017 Facility was $30.0 million. Refer to Note 9 for a detailed description of the November 2017 Facility.

Recent Financing Activities

Series A Convertible Preferred Stock

On April 7, 2021 we entered into an investment agreement with KKR relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value of $0.0001 per share, for an aggregate purchase price of $500 million, or $1,000 per share. The closing of the Issuance occurred on May 12, 2021. Refer to Note 10 for a detailed description of our Series A Preferred Stock.

Tender Offer

On June 2, 2021, we announced the commencement of a modified Dutch Auction tender offer to purchase up to $500 million in value of share of our Class A common stock. On June 30, 2021, upon the completion of the tender offer, we announced that we repurchased 9.2 million shares at a price of $25.75 for a total amount of $238.2 million. The remainder of the $500 million not used in the tender offer may be deployed for future share repurchases.

Share Repurchase Plan

On July 9, 2021, our board of directors authorized a $260 million Share Repurchase Plan, utilizing the unused portion of the $500 million intended for the modified Dutch Auction tender offer to opportunistically repurchase additional shares of our Class A common stock. As of July 31, 2021, we repurchased 2.1 million shares at a weighted average price of $23.48 for a total amount of $50.1 million.

Off-Balance Sheet Arrangements

Through July 31, 2021, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces and data centers, (ii) obligations under finance leases for servers and related equipment for or data center operations, (iii) purchase obligations not recognized on the condensed consolidated balance sheet as of July 31, 2021, which relate primarily to infrastructure services and IT software and support services, and (iv) debt, including obligations under both our November 2017 Facility and Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 5, 8, and 9, respectively, in Part I, Item 1. Financial Statements.

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

Except for items discussed under Use of Estimates and Recently Adopted Accounting Pronouncements under Part I, Item 1. Financial Statements—Note 1, there have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2021 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2021.

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

Our reconciliation of the non-GAAP financial measures for the three and six months ended July 31, 2021 and 2020 are as follows (in thousands, except per share data and percentages):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020
GAAP operating loss	$(6,110)	$(7,510)	$(16,373)	$(31,750)
Stock-based compensation	44,128	37,561	85,918	77,604
Acquired intangible assets amortization	1,266	—	2,167	—
Acquisition-related expenses	115	—	1,035	—
Fees related to shareholder activism	4,771	—	5,821	1,402
Non-GAAP operating income	$44,170	$30,051	$78,568	$47,256

GAAP operating margin	(3)%	(4)%	(4)%	(8)%
Stock-based compensation	21	20	21	21
Acquired intangible assets amortization	1	—	1	—
Acquisition-related expenses	—	—	—	—
Fees related to shareholder activism	2	—	1	—
Non-GAAP operating margin	21%	16%	19%	13%

GAAP net loss attributable to common stockholders	$(12,485)	$(7,656)	$(27,058)	$(33,206)
Stock-based compensation	44,128	37,561	85,918	77,604
Acquired intangible assets amortization	1,266	—	2,167	—
Acquisition-related expenses	115	—	1,035	—
Fees related to shareholder activism	4,771	—	5,821	1,402
Amortization of debt issuance costs	468	—	937	—
Undistributed earnings attributable to preferred stockholders	(3,515)	—	(3,360)	—
Non-GAAP net income attributable to common stockholders	$34,748	$29,905	$65,460	$45,800

GAAP net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.05)	$(0.17)	$(0.22)
Stock-based compensation	0.28	0.24	0.53	0.51
Acquired intangible assets amortization	0.01	—	0.01	—
Acquisition-related expenses	—	—	0.01	—
Fees related to shareholder activism	0.03	—	0.04	0.01
Amortization of debt issuance costs	—	—	0.01	—
Undistributed earnings attributable to preferred stockholders	(0.02)	—	(0.02)	—
Non-GAAP net income per share attributable to common stockholders, basic	$0.22	$0.19	$0.41	$0.30
Non-GAAP net income per share attributable to common stockholders, diluted	$0.21	$0.18	$0.39	$0.29
Weighted-average shares used to compute GAAP net loss per share attributable to common stockholders, basic and diluted	161,163	154,732	161,443	153,353
Weighted-average shares used to compute Non-GAAP net income per share attributable to common stockholders
Basic	161,163	154,732	161,443	153,353
Diluted	169,096	163,741	169,154	160,690

GAAP net cash provided by operating activities	$44,792	$32,325	$139,564	$94,242
Purchases of property and equipment, net of proceeds from sales	(1,090)	(2,671)	(2,235)	(4,078)
Principal payments of finance lease liabilities	(12,623)	(14,219)	(25,885)	(31,575)
Capitalized internal-use software costs	(1,275)	(2,102)	(5,750)	(5,393)
Non-GAAP free cash flow	$29,804	$13,333	$105,694	$53,196
GAAP net cash used in investing activities	$(1,620)	$(4,773)	$(110,585)	$(9,364)
GAAP net cash provided by (used in) financing activities	$174,990	$(23,905)	$156,142	$(8,602)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $830.2 million as of July 31, 2021. Our cash and cash equivalents, and short-term investments primarily consist of overnight cash deposits, money market funds, and certificates of deposit. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of July 31, 2021, we had total debt outstanding with a carrying amount of $30.0 million which approximates fair value. The revolving loans accrue interest at a LIBOR rate (based on one, three or six-month interest periods) plus a margin ranging from 1.15% to 1.65%.

Effective September 5, 2019, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association, in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five-year term of the agreement. As of July 31, 2021, our interest rate swap had a notional value of $30.0 million.

A hypothetical 10% increase or decrease in interest rates after July 31, 2021 under the November 2017 Facility and in connection with our Swap Agreement would not have a material impact on the combined net fair value of our outstanding debt and Swap Agreement.

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

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 11 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. Five of the 11 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Our international subsidiaries maintain certain asset and liability balances that are denominated in foreign currencies. Additionally, fluctuations in foreign currency exchange rates can result in fluctuations in our total assets, liabilities, and cash flows and may cause us to recognize transaction gains and losses in our statement of operations impacting our revenue and operating expenses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. For the six months ended July 31, 2021, we recognized $2.5 million in foreign currency exchange losses. For the six months ended July 31, 2020, we recognized $2.2 million in foreign currency exchange gains.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation and subject to claims that arise in the ordinary course of business. We investigate these claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2021.

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

•	Our business could be negatively affected as a result of actions of activist shareholders.
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

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products or services. In addition, many of our competitors have established marketing relationships and major distribution agreements with channel partners, consultants, system integrators and resellers. Moreover, many software vendors could bundle products or offer them at lower prices as part of a broader product sale or enterprise license arrangement. Competitors may offer products or services that address business execution functions at lower prices or with greater depth than our services. Our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards or customer requirements. Furthermore, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For any of these reasons, we may not be able to compete successfully against our competitors.

Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our services. Any decline in our customer renewals or failure to convince our customers to broaden their use of our services would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, if at all. Our net retention rate has decreased over time and may continue to decrease in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 106% as of July 31, 2021 and 2020.

Our net retention rate may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, the effectiveness of our customer support services, the performance of our partners and resellers, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, our ability to successfully integrate acquired technology into our products, our ability to execute on our product roadmap, the effects of global economic conditions, such as those arising from the COVID-19 pandemic, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, renew them on less favorable terms, purchase fewer seats, or fail to purchase new product offerings, our revenue may decline, and we may not realize improved operating results from our customer base.

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

The market for cloud-based enterprise services is not as mature as the on-premise enterprise software market. Because we derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of our cloud content management solutions, our success will depend to a substantial extent on the widespread adoption of cloud computing in general and of cloud-based content management services in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional enterprise software into their organizations and may be reluctant or unwilling to migrate to a cloud-based model for managing their content. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the cloud computing market or the entry of competitive services. The expansion of the cloud content management market depends on a number of factors, including the cost, performance and perceived value associated with cloud computing, as well as the ability of companies that provide cloud-based services to address security and privacy concerns. If there is a reduction in demand for cloud-based services, it could result in decreased revenue, harm our growth rates, and adversely affect our business and operating results.

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

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The United States and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect the industries to which we sell our services. An economic downturn, recession, or uncertainty about economic conditions, including the effects of COVID-19, could cause customers to delay or reduce their information technology spending. This could result in reduced sales, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that cloud content management and collaboration spending levels will increase following any recovery.

If we are not able to successfully launch new products and services or provide enhancements or new features to our existing products and services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to enhance our existing services or offer new services that achieve market acceptance or keep pace with rapid technological developments, our business could be adversely affected. The success of any new services or enhancements to our existing services depends on several factors, including their timely completion, introduction and market acceptance. We also may experience business or economic disruptions that could adversely affect the productivity of our employees and result in delays in our product development process. For example, as a result of the COVID-19 pandemic, we are temporarily requiring nearly all of our employees to work remotely, which may lead to disruptions and decreased productivity that could result in delays in our product development process. Failure in this regard may significantly impair our revenue growth and our future financial results. In addition, because our services are designed to operate on a variety of systems, we must continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems, and other software, communication, browser and database technologies. We may not be successful in developing these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Our sales to government entities are subject to a number of additional challenges and risks.

We sell to government customers, which can be highly competitive, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements may change, or we may lose one or more government certifications, and in doing so restrict our ability to sell into the government sector or maintain existing government customers until we attain revised certifications. Government demand and payment for our products and services are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Moreover, an extended federal government shutdown resulting from budgetary decisions may limit or delay federal government spending on our solutions and adversely affect our revenue. Government entities may also have statutory, contractual or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future operating results.

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

As a substantial portion of our sales efforts are increasingly focused on cloud content management use cases and are targeted at enterprise and highly-regulated customers, we face greater costs, longer sales cycles and less predictability in the completion of some of our sales. In this market segment, a customer’s decision to use our services may be an enterprise-wide decision. These types of sales opportunities require us to provide greater levels of customer education regarding the uses and benefits of our services, as well as education regarding security, privacy, and data protection laws and regulations, especially for customers in more heavily regulated industries or with significant international operations. In addition, larger enterprises may demand more customization, integration, support services, and features. Furthermore, our sales efforts may be impeded by catastrophic events, including public health epidemics such as the COVID-19 pandemic, that limit our ability to travel or meet customers in person. These factors could increase our costs, lengthen our sales cycle and leave fewer sales support and professional services resources for other customers. Professional services may also be performed by a third party or a combination of our own staff and a third party. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality or interoperability of our services with their own IT environment, we could incur additional costs to address the situation, which could adversely affect our margins. Moreover, any customer dissatisfaction with our services could damage our ability to encourage broader adoption of our services by that customer. In addition, any negative publicity resulting from such situations, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

Our customers depend on us to resolve technical issues relating to our services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the ease of use of our services, our reputation and positive recommendations from our existing customers. Any failure to maintain, or a market perception that we do not maintain, high-quality customer support could adversely affect our reputation and our ability to sell our services to existing and prospective customers.

We are in the process of expanding our international operations, which exposes us to significant risks.

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. In addition, we have opened, and may continue to open, international offices and hire employees to work at these offices in order to gain access to additional talent. For example, we recently established an office in Warsaw, Poland and acquired SignRequest B.V., a company located in The Netherlands. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, geographic, social, and political risks that differ from those in the United States. Because of our limited experience with international operations and significant differences between international and U.S. markets, we may not succeed in creating demand for our services outside of the United States or in effectively selling our services in all of the international markets we enter. In addition, we will face challenges in doing business internationally that could adversely affect our business, including:

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

We incurred net losses of $43.4 million, $144.3 million, and $134.6 million in our fiscal years ended January 31, 2021, 2020 and 2019, respectively and $8.7 million in the six months ended July 31, 2021. As of July 31, 2021, we had an accumulated deficit of $1.3 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. As a result, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

The services we offer involve the storage of large amounts of our and our customers’ sensitive and proprietary information, some of which may be considered personally identifiable. Cyberattacks and other malicious internet-based activity, including ransomware, malware and viruses, continue to increase in frequency and magnitude and we face security threats from malicious third parties that could obtain unauthorized access to our systems, infrastructure and networks. These threats may come from a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations, hacking groups and individuals and insider threats. These sources can also implement social engineering techniques to induce our partners, users, employees or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ data. Hackers that acquire user account information at other companies can attempt to use that information to compromise the accounts of personnel, or our users’ accounts if an account shares the same sensitive information such as passwords. As we increase our customer base, our brand becomes more widely known and recognized, and our service is used in more heavily regulated industries where there may be a greater concentration of sensitive and protected data, such as healthcare, government, life sciences, and financial services, we may become more of a target for these malicious third parties.

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

Brexit has created uncertainty around data protection issues and could lead to further legislative and regulatory changes. For example, the UK Data Protection Act of 2018 substantially implements the GDPR in the UK and was the subject of statutory amendments that further aligned it with the GDPR in 2019. It remains unclear, however, how the UK’s data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated.

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

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. Our customers also expect, and in some instances require, us to meet voluntary certifications or adhere to standards established by third parties. Although we currently have certain certifications such as AICPA SOC 1, 2 and 3 reports, and ISO/IEC 27001, 27017, and 27018, we may not be successful in continuing to maintain those certifications or in obtaining other certifications. In addition, some of the industries we serve have industry-specific requirements relating to compliance with certain security and regulatory standards, such as GxP and FedRAMP, and those required by HIPAA, FINRA, and the HITECH Act. As we expand into new industries and regions, we will likely need to comply with these and other new requirements to compete effectively. If we cannot adequately comply with these requirements, our growth could be adversely impacted, and we could incur significant liability and our reputation and business could be harmed.

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

We use open source software in our services and will use open source software in the future. In addition, we regularly contribute software source code to open source projects under open source licenses or release internal software projects under open source licenses, and anticipate doing so in the future. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our services. Additionally, from time to time third parties may claim ownership of, or demand release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seek to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source code may contain bugs or other defects and open source licensors generally do not provide warranties or controls on the functionality or origin of software. Additionally, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we cannot prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage and could have a negative effect on our business, financial condition and operating results.

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

Our senior credit facility contains certain operating and financial restrictions and covenants that may restrict our and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens on our assets, make loans or investments, consummate certain merger and consolidation transactions, dispose of assets, incur contractual obligations and commitments and enter into affiliate transactions, subject in each case to customary exceptions. We are also required to comply with a maximum senior secured leverage ratio, a maximum total leverage ratio and a minimum interest coverage ratio. These restrictions and covenants, as well as those contained in any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and breaches of these covenants could result in a default under the senior credit facility and any future financial agreements that we may enter into and under other arrangements containing cross-default provisions. If not waived, defaults could cause our outstanding indebtedness under our senior credit facility and any future financing agreements that we may enter into to become immediately due and payable, and permit our lenders to terminate their lending commitments and to foreclose upon any collateral securing such indebtedness.

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

The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, factors that could cause fluctuations in the market price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	volatility in the market prices and trading volumes of technology stocks;
•	changes in operating performance and stock market valuations of other technology companies generally or those in our industry in particular;
•	purchases and sales of shares of our Class A common stock by us or our stockholders;
•	whether our results of operations meet the expectations of securities analysts or investors and changes in actual or future expectations of investors or securities analysts;
•	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;
•	announcements by us or our competitors of new products or services;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes in our operating results or fluctuations in our operating results;
•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	network or service outages, internet disruptions, the availability of our service, security breaches or perceived security breaches and vulnerabilities;

•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	actions instituted by activist shareholders or others;
•	any significant change in our management; and
•	general economic conditions and slow or negative growth of our markets.

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

On July 20, 2021, Starboard Value LP, together with certain affiliates (collectively “Starboard”), filed a definitive proxy statement to solicit proxies in favor of the election of three director candidates to our board of directors at our 2021 annual meeting of stockholders. Starboard has also made public statements critical of our board of directors, management and strategic partnerships. Responding to these actions by Starboard and potential actions by other activist shareholders is costly and time-consuming, disruptive to our operations and diverts the attention of management, our board of directors and our employees. The contested election with respect to the company's directors requires us to incur substantial legal, public relations and other advisory fees and proxy solicitation expenses. Further, we may choose to initiate, or may become subject to, litigation as a result of proposals by activist shareholders or proxy contests or matters relating thereto, which would serve as a further distraction to our board of directors and management and could require us to incur significant additional costs.

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

The holders of Series A Convertible Preferred Stock are entitled to vote on an as-converted to Class A common stock basis and have rights to approve certain actions.  Additionally, KKR may exercise influence over us through their ability to designate a member of our board of directors.

The holders of our Series A Convertible Preferred Stock are generally entitled to vote with the holders of our Class A common stock on all matters submitted for a vote of holders of shares of Class A common stock (voting together with the holders of shares of Class A common stock as one class) on an as-converted basis.

Pursuant to the Investment Agreement, KKR has the right to designate one candidate for nomination for election to our board of directors for so long as KKR and its permitted transferees maintain minimum aggregate holdings of our stock as described in further detail in the Investment Agreement. Notwithstanding the fact that all directors are subject to fiduciary duties to us and to applicable law, the interests of the KKR director designee may differ from the interests of our security holders as a whole or of our other directors.

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

The holders of our Series A Convertible Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our Class A common stock on all matters submitted to a vote of the holders of our Class A common stock, which reduces the relative voting power of the holders of our Class A common stock. In addition, the conversion of our Series A Convertible Preferred Stock into Class A common stock would dilute the ownership interest of existing holders of our Class A common stock, and any conversion of the Series A Convertible Preferred Stock would increase the number of shares of our Class A common stock available for public trading, which could adversely affect prevailing market prices of our Class A common stock.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended July 31, 2021 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
June 1, 2021 to June 30, 2021(2)	9,249	$25.75	9,249	$—
July 1, 2021 to July 31, 2021	2,131	$23.48	2,131	$209,942
Total	11,380	$25.33	11,380

(1)

On July 9 2021, our board of directors authorized a $260 million Share Repurchase Plan to opportunistically repurchase additional shares of our Class A common stock. Under this plan, shares may be repurchased in open market transactions until the earlier of February 28, 2022, or until $260 million of our Class A common stock has been repurchased.

(2)

On June 2, 2021, we commenced a tender offer to purchase up to $500 million of our Class A common stock. On June 30, 2021, we announced the results of the tender offer. We repurchased 9.2 million shares at a price of $25.75 for a total amount of $238.2 million.

Items 3, 4 and 5 are not applicable and have been omitted.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws of Box, Inc. effective July 5, 2021	8-K	001-36805	3.1	July 6, 2021

10.1	Amendment No. 4 to Credit Agreement, dated as of July 26, 2021, by and between Box, Inc. and Wells Fargo Bank, National Association	8-K	001-36805	10.1	July 27, 2021

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: September 3, 2021

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)