Form 10-Q
period 2021-10-31
BOX INC
filed 2021-12-03
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 30, 2021, the number of shares of the registrant’s Class A common stock outstanding was 148,299,517.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of October 31, 2021 and January 31, 2021	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2021 and 2020	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended October 31, 2021 and 2020	7
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' (Deficit) Equity for the Three and Nine Months Ended October 31, 2021 and 2020	8
	Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended October 31, 2021 and 2020	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 6.	Exhibits	63
	Signatures	65

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 31,	January 31,
	2021	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$568,265	$595,082
Short-term investments	140,000	—
Accounts receivable, net	154,624	228,309
Prepaid expenses and other current assets	64,730	55,895
Total current assets	927,619	879,286
Property and equipment, net	117,397	160,148
Operating lease right-of-use assets, net	168,840	194,253
Goodwill	75,860	18,740
Other long-term assets	115,361	99,255
Total assets	$1,405,077	$1,351,682
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$54,608	$32,128
Accrued compensation and benefits	33,606	39,123
Finance lease liabilities	43,794	49,888
Operating lease liabilities	42,269	47,771
Deferred revenue	413,511	443,929
Total current liabilities	587,788	612,839
Debt, net, non-current	366,993	297,614
Finance lease liabilities, non-current	29,420	60,351
Operating lease liabilities, non-current	168,242	192,531
Deferred revenue, non-current	16,153	21,684
Other long-term liabilities	16,465	15,598
Total liabilities	1,185,061	1,200,617
Commitments and contingencies (Note 8)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares (unaudited) authorized, issued and outstanding as of October 31, 2021	493,166	—
Stockholders’ (deficit) equity:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 149,010 shares (unaudited) and 159,851 shares issued and outstanding as of October 31 and January 31, 2021, respectively	15	16
Additional paid-in capital	1,089,180	1,474,843
Treasury stock	(1,177)	(1,177)
Accumulated other comprehensive loss	(2,914)	(938)
Accumulated deficit	(1,358,254)	(1,321,679)
Total stockholders’ (deficit) equity	(273,150)	151,065
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$1,405,077	$1,351,682

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Revenue	$224,044	$196,003	$640,971	$571,857
Cost of revenue	63,069	56,812	184,804	166,141
Gross profit	160,975	139,191	456,167	405,716
Operating expenses:
Research and development	55,837	49,454	159,418	152,683
Sales and marketing	76,368	67,112	218,967	207,619
General and administrative	39,857	25,239	105,242	79,778
Total operating expenses	172,062	141,805	483,627	440,080
Loss from operations	(11,087)	(2,614)	(27,460)	(34,364)
Interest and other expense, net	(2,336)	(2,319)	(8,275)	(3,235)
Loss before provision for income taxes	(13,423)	(4,933)	(35,735)	(37,599)
Provision for income taxes	438	351	1,399	891
Net loss	(13,861)	(5,284)	(37,134)	(38,490)
Dividend on series A convertible preferred stock	(3,775)	—	(7,104)	—
Accretion of series A convertible preferred stock	(526)	—	(982)	—
Net loss attributable to common stockholders	$(18,162)	$(5,284)	$(45,220)	$(38,490)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.03)	$(0.29)	$(0.25)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	151,426	157,465	158,068	154,734

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Net loss	$(13,861)	$(5,284)	$(37,134)	$(38,490)
Other comprehensive (loss) income*:
Changes in foreign currency translation adjustment	(1,754)	(37)	(2,730)	135
Changes in unrealized loss on cash flow hedge	452	115	754	(1,125)
Other comprehensive (loss) income	(1,302)	78	(1,976)	(990)
Comprehensive loss	$(15,163)	$(5,206)	$(39,110)	$(39,480)

* Tax effect was not material

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

(Unaudited)

	Three Months Ended October 31, 2021
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	(Deficit)
Balance as of July 31, 2021	500	$488,894	152,660	$15	$1,194,180	$(1,177)	$(1,612)	$(1,344,393)	$(152,987)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	2,057	1	(3,148)	—	—	—	(3,147)
Stock-based compensation related to stock awards	—	—	—	—	40,827	—	—	—	40,827
Series A convertible preferred stock, net of issuance costs	—	(29)	—	—	—	—	—	—	—
Dividend on series A convertible preferred stock	—	3,775	—	—	(3,775)	—	—	—	(3,775)
Accretion of series A convertible preferred stock	—	526	—	—	(526)	—	—	—	(526)
Repurchases of common stock	—	—	(5,707)	(1)	(138,378)	—	—	—	(138,379)
Other comprehensive loss	—	—	—	—	—	—	(1,302)	—	(1,302)
Net loss	—	—	—	—	—	—	—	(13,861)	(13,861)
Balance as of October 31, 2021	500	$493,166	149,010	$15	$1,089,180	$(1,177)	$(2,914)	$(1,358,254)	$(273,150)

	Three Months Ended October 31, 2020
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance as of July 31, 2020	—	$—	156,399	$16	$1,373,580	$(1,177)	$(1,375)	$(1,311,452)	$59,592
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	2,244	—	(2,726)	—	—	—	(2,726)
Stock-based compensation related to stock awards	—	—	—	—	35,902	—	—	—	35,902
Other comprehensive income	—	—	—	—	—	—	78	—	78
Net loss	—	—	—	—	—	—	—	(5,284)	(5,284)
Balance as of October 31, 2020	—	$—	158,643	$16	$1,406,756	$(1,177)	$(1,297)	$(1,316,736)	$87,562

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended October 31, 2021
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	(Deficit)
Balance as of January 31, 2021	—	$—	159,851	$16	$1,474,843	$(1,177)	$(938)	$(1,321,679)	$151,065
Cumulative adjustment due to adoption of ASU 2020-06	—	—	—	—	(68,576)	—	—	559	(68,017)
Stock consideration in connection with fiscal 2022 acquisition	—	—	—	—	10,000	—	—	—	10,000
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	6,246	1	(19,937)	—	—	—	(19,936)
Stock-based compensation related to stock awards	—	—	—	—	129,316	—	—	—	129,316
Series A convertible preferred stock, net of issuance costs	500	485,080	—	—	—	—	—	—	—
Dividend on series A convertible preferred stock	—	7,104	—	—	(7,104)	—	—	—	(7,104)
Accretion of series A convertible preferred stock	—	982	—	—	(982)	—	—	—	(982)
Repurchases of common stock	—	—	(17,087)	(2)	(428,380)	—	—	—	(428,382)
Other comprehensive loss	—	—	—	—	—	—	(1,976)	—	(1,976)
Net loss	—	—	—	—	—	—	—	(37,134)	(37,134)
Balance as of October 31, 2021	500	$493,166	149,010	$15	$1,089,180	$(1,177)	$(2,914)	$(1,358,254)	$(273,150)

	Nine Months Ended October 31, 2020
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity
Balance as of January 31, 2020	—	$—	150,611	$15	$1,302,072	$(1,177)	$(307)	$(1,278,246)	$22,357
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	8,032	1	(9,751)	—	—	—	(9,750)
Stock-based compensation related to stock awards	—	—	—	—	114,435	—	—	—	114,435
Other comprehensive loss	—	—	—	—	—	—	(990)	—	(990)
Net loss	—	—	—	—	—	—	—	(38,490)	(38,490)
Balance as of October 31, 2020	—	$—	158,643	$16	$1,406,756	$(1,177)	$(1,297)	$(1,316,736)	$87,562

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,861)	$(5,284)	$(37,134)	$(38,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,023	19,594	59,110	56,382
Stock-based compensation expense	45,589	37,834	131,507	115,438
Amortization of deferred commissions	11,705	9,286	33,287	26,065
Other	1,614	50	2,572	53
Changes in operating assets and liabilities:
Accounts receivable, net	(20,239)	7,377	74,464	93,770
Prepaid expenses and other assets	(13,523)	(8,934)	(41,716)	(28,656)
Operating lease right-of-use assets, net	10,441	10,296	32,110	30,096
Accounts payable, accrued expenses and other liabilities	8,446	(2,719)	9,118	(12,458)
Operating lease liabilities	(11,737)	(11,940)	(36,190)	(33,420)
Deferred revenue	7,625	(10,508)	(41,481)	(69,486)
Net cash provided by operating activities	46,083	45,052	185,647	139,294
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(90,000)	—	(140,000)	—
Purchases of property and equipment, net of proceeds from sales	(1,242)	(3,337)	(3,477)	(7,415)
Capitalized internal-use software costs	(1,116)	(964)	(3,501)	(6,357)
Acquisitions, net of cash acquired	(2,753)	—	(59,395)	—
Other	(350)	—	327	107
Net cash used in investing activities	(95,461)	(4,301)	(206,046)	(13,665)
CASH FLOWS FROM FINANCING ACTIVITIES:
Series A convertible preferred stock, net of issuance costs	(1,695)	—	485,103	—
Repurchases of common stock	(144,172)	—	(428,253)	—
Proceeds from borrowings	—	—	—	30,000
Principal payments on borrowings	—	(20,000)	—	(20,000)
Proceeds from issuances of common stock under employee equity plans	9,438	8,052	23,740	28,469
Employee payroll taxes paid for net settlement of restricted stock units	(12,586)	(10,776)	(43,677)	(38,220)
Principal payments of finance lease liabilities	(12,297)	(14,584)	(38,182)	(46,159)
Other	(293)	—	(4,194)	—
Net cash used in financing activities	(161,605)	(37,308)	(5,463)	(45,910)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(369)	(49)	(789)	488
Net (decrease) increase in cash, cash equivalents, and restricted cash	(211,352)	3,394	(26,651)	80,207
Cash, cash equivalents, and restricted cash, beginning of period(1)	780,212	272,399	595,511	195,586
Cash, cash equivalents, and restricted cash, end of period(1)	$568,860	$275,793	$568,860	$275,793
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in finance lease liabilities	$851	$6,072	$2,476	$29,148

(1) Restricted cash is included in prepaid expenses and other current assets for the periods presented.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2021 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of convertible preferred stock and stockholders’ (deficit) equity, and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2021 and 2020, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2021 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 (the Form 10-K), which was filed with the Securities and Exchange Commission (the SEC) on March 19, 2021. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. Other than items discussed under Recently Adopted Accounting Pronouncements, there have been no other material changes to our critical accounting policies and estimates during the nine months ended October 31, 2021 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K and include all adjustments necessary for the fair presentation of our balance sheet as of October 31, 2021, and our results of operations, including our comprehensive loss, our convertible preferred stock and stockholders’ (deficit) equity, and our cash flows for the three and nine months ended October 31, 2021 and 2020. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2021 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2022.

Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income, or net income.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, timing and costs associated with our asset retirement obligations, the estimate of standalone selling price allocation included in contracts with multiple performance obligations, the estimated expected benefit period for deferred commissions, the estimated useful life of capitalized internal-use software costs, the incremental borrowing rate we use to determine our lease liabilities, the valuation of deferred income tax assets, and unrecognized tax benefits, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed deposit insurance coverage limits.

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of October 31, 2021 and January 31, 2021, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. No single customer represented over 10% of our revenue for the three and nine months ended October 31, 2021 and 2020.

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

Geographic Locations

For the three and nine months ended October 31, 2021, revenue attributable to customers in the United States was 67% and 68%, respectively, and revenue attributable to customers in Japan was 18%. For the three and nine months ended October 31, 2020, revenue attributable to customers in the United States was 72% and revenue attributable to customers in Japan was 14% and 13%, respectively.

Substantially all of our net assets, except for goodwill and acquired intangible assets, are located in the United States. As of October 31, 2021 and January 31, 2021, 96% of our property and equipment was located in the United States.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Reference rate reform refers to the global transition away from certain reference rates, such as the London Interbank Offered Rate (LIBOR), and to the introduction of new reference rates that are based on a larger and more liquid population of observable transactions. ASU 2020-04 provides temporary optional expedients and exceptions for applying GAAP to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. The amendments in this ASU were effective upon issuance and did not have a material impact on our condensed consolidated financial statements.

Summary of Significant Accounting Policies

Other than items discussed under Recently Adopted Accounting Pronouncements, there have been no material changes to our critical accounting policies during the nine months ended October 31, 2021 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 31, 2021.

Note 2. Revenue

Contract Assets

Contract assets, which are presented within accounts receivable, were not material as of October 31, 2021 and January 31, 2021.

Deferred Revenue

Deferred revenue was $429.7 million and $465.6 million as of October 31, 2021 and January 31, 2021, respectively. During the three months ended October 31, 2021 and 2020, we recognized $182.5 million and $159.7 million of revenue that was included in the deferred revenue balance as of July 31, 2021 and 2020, respectively. During the nine months ended October 31, 2021 and 2020, we recognized $393.5 million and $363.2 million of revenue that was included in the deferred revenue balance as of January 31, 2021 and 2020, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of October 31, 2021, we had remaining performance obligations for subscription contracts of $948.1 million. We expect to recognize revenue on 62% of these remaining performance obligations over the next 12 months, with the substantial majority of the remaining balance expected to be recognized within 24 months.

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

Investments

Financial assets subject to the fair value disclosure requirements were as follows (in thousands):

	October 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$327,021	$—	$—	$327,021

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$256,861	$—	$—	$256,861

As of October 31, 2021, we had certificates of deposit for a total of $140 million with original maturities of more than three months and less than twelve months that are classified as short-term investments in our condensed consolidated balance sheet. As of

October 31, 2021, we also had a certificate of deposit for $30 million with a maturity of less than three months that is classified as a cash equivalent in our condensed consolidated balance sheet.

Fair Value Measurements of Other Financial Instruments

In November 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the “November 2017 Facility”). As of October 31, 2021 and January 31, 2021, we had total debt outstanding relating to the November 2017 Facility with a carrying amount of $30.0 million. The estimated fair value of the November 2017 Facility, which we have classified as a Level 2 financial instrument, approximates its carrying value.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026 (Notes). The fair value of the Notes is determined using observable market prices. The fair value of the Notes, which we have classified as a Level 2 instrument, was $412.9 million and $348.4 million as of October 31, 2021 and January 31, 2021, respectively.

Note 4. Balance Sheet Components

Allowance for Doubtful Accounts

Allowance for doubtful accounts, which is presented within accounts receivable, was $2.7 million as of October 31, 2021 and January 31, 2021.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	October 31,	January 31,
	2021	2021
Servers and related equipment	$353,958	$352,224
Leasehold improvements	76,904	80,558
Computer hardware	20,239	25,810
Furniture and fixtures	14,369	14,157
Construction in progress	4,391	11,422
Total property and equipment	469,861	484,171
Less: accumulated depreciation	(352,464)	(324,023)
Total property and equipment, net	$117,397	$160,148

As of October 31, 2021, the gross carrying amount of property and equipment included $258.5 million of servers and related equipment and the accumulated depreciation of property and equipment acquired under these finance leases was $184.9 million. As of January 31, 2021, the gross carrying amount of property and equipment included $256.0 million of servers and related equipment and $7.1 million of construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $152.5 million.

Depreciation expense related to property and equipment was $16.3 million and $17.5 million for the three months ended October 31, 2021 and 2020, respectively, and $48.7 million and $51.1 million for the nine months ended October 31, 2021 and 2020. Included in these amounts were depreciation expense for servers and related equipment acquired under finance leases in the amount of $13.4 million and $14.1 million for the three months ended October 31, 2021 and 2020, respectively, and $39.5 million and $41.0 million for the nine months ended October 31, 2021 and 2020, respectively.

Operating Lease Right-of-Use Assets, Net

Operating lease right-of-use assets, net consisted of the following (in thousands):

	October 31,	January 31,
	2021	2021
Operating lease right-of-use assets	$277,125	$270,428
Less: accumulated amortization	(108,285)	(76,175)
Operating lease right-of-use assets, net	$168,840	$194,253

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

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Finance lease cost:
Amortization of finance lease right-of-use assets	$13,366	$14,102	$39,516	$41,027
Interest on finance lease liabilities	913	1,416	3,128	4,440
Operating lease cost, gross	13,295	13,552	40,817	40,095
Variable lease cost, gross	2,269	2,180	6,647	7,074
Sublease income	(2,472)	(2,707)	(8,692)	(7,888)
Total lease cost (1)	$27,371	$28,543	$81,416	$84,748

(1)
Short-term lease cost was not material for the periods presented and is not included in the table above.

As of October 31, 2021, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)	Finance Leases
Remainder of 2022	$13,641	$12,798
2023	50,893	42,493
2024	49,785	19,490
2025	34,213	1,574
2026	30,052	—
Thereafter	64,574	—
Total lease payments	$243,158	$76,355
Less: imputed interest	$(32,647)	$(3,141)
Present value of total lease liabilities	$210,511	$73,214

(1)
Non-cancellable sublease proceeds for the remainder of the fiscal year ending January 31, 2022 and the fiscal years ending January 31, 2023, 2024, and 2025 of $1.5 million, $8.8 million, $2.3 million, and $2.1 million, respectively, are not included in the table above.

Note 6. Acquisitions

The purchase price allocations associated with the acquisitions described in this Note are preliminary. We continue to collect information with regard to our estimates and assumptions, including potential liabilities and contingencies. We will record adjustments to the fair value of the net assets acquired and goodwill within the respective twelve months measurement periods, if necessary.

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

The fair value of the consideration transferred on the date of purchase totaled $14.8 million, which consisted of cash consideration of $12.4 million and $2.4 million which has been held back for fifteen months from the date of purchase as partial security against indemnification obligations.

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

Note 7. Goodwill and Acquired Intangible Assets

Goodwill was $75.9 million and $18.7 million as of October 31, 2021 and January 31, 2021, respectively. Goodwill acquired during the nine months ended October 31, 2021 included the acquisitions of SignRequest and Cloud FastPath described in Note 6 and others, partially offset by the effect of foreign currency translation. We did not record any goodwill impairment during the nine months ended October 31, 2021 and 2020.

Acquired intangible assets are included in other long-term assets in the condensed consolidated balance sheets. Acquired intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life (Years)	Gross Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.58	$23,187	$(3,637)	$19,550
Balance as of October 31, 2021		$23,187	$(3,637)	$19,550

Acquired intangible assets are amortized on a straight-line basis over the useful life. Acquired intangible assets amortization was $1.5 million and $3.6 million for the three and nine months ended October 31, 2021, respectively. We did not record any acquired intangible assets amortization during the nine months ended October 31, 2020. Amortization of acquired developed technology is included in cost of revenue in the condensed consolidated statements of operations. We did not have any acquired intangible assets as of January 31, 2021.

As of October 31, 2021, expected amortization expense for acquired intangible assets was as follows (in thousands):

Fiscal years ending January 31:
Remainder of 2022	$1,458
2023	5,835
2024	5,835
2025	3,524
2026	2,843
Thereafter	55
Total	$19,550

Note 8. Commitments and Contingencies

Letters of Credit

As of October 31, 2021 and January 31, 2021, we had letters of credit in the aggregate amount of $18.8 million and $27.0 million, respectively, in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 9.

Purchase Obligations

As of October 31, 2021, future payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet and relate primarily to infrastructure services and IT software and support services costs, are as follows, shown in accordance with the payment due date (in thousands):

Fiscal years ending January 31:
Remainder of 2022	$—
2023	29,498
2024	5,478
2025	434
2026	211,234
Thereafter	—
Total	$246,644

Our contracts for infrastructure services and IT software, which have terms ranging from 2 to 8 years, support our long-term goals of improving gross margin. In addition to the purchase obligations included above, as of October 31, 2021, we recognized a total of $8.4 million related to non-cancellable contractual purchases, which were included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities on the condensed consolidated balance sheet. $2.7 million, $3.8 million, and $1.9 million is due to be paid in the remainder of the fiscal year ending January 31, 2022 and the fiscal years ending January 31, 2023 and 2024, respectively.

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of October 31, 2021.

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

As of October 31, 2021, the conditions allowing holders of the Notes to convert were not met.

The net carrying amount of the Notes consists of the following (in thousands):

	October 31,	January 31,
	2021	2021
Principal	$345,000	$345,000
Unamortized debt discount for conversion option	—	(69,916)
Unamortized issuance costs	(8,007)	(7,470)
Net carrying amount	$336,993	$267,614

Issuance costs are being amortized to interest expense over the term of the Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs was 0.56%. For the three and nine months ended October 31, 2021, our interest expense recognized related to the Notes was $0.5 million and $1.4 million, respectively.

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

As of October 31, 2021, we had total debt outstanding with a carrying amount of $30.0 million and we were in compliance with all financial covenants.

Derivative Instruments and Hedging

In association with our November 2017 Facility, we are required to make variable rate interest payments based on a contractually specified interest rate index (e.g., LIBOR). The variable rate interest payments create interest rate risk as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the loan. To minimize our risk exposure due to the volatility of the interest rate index, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association, effective as of September 5, 2019 (Swap Agreement). This agreement, which is designated as a cash flow hedge, has a maturity of five years. Under the Swap Agreement, we have hedged a portion of the variable interest payments by effectively fixing our interest payments over the term of the agreement. As of October 31, 2021, our interest rate swap had a notional value of $30.0 million.

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

We have applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and have therefore classified the Series A Preferred Stock as mezzanine equity. The Series A Preferred Stock was recorded outside of stockholders’ deficit because the shares may be redeemed at the option of the Holders and that redemption option is not solely within our control. Upon issuance, we recorded the Series A Preferred Stock, net of issuance costs. We have elected to accrete the issuance costs through the date the shares can first be redeemed at the option of the holders, which is the seventh anniversary of the Closing Date using the effective interest rate method. As of October 31, 2021, we recognized $1.0 million of accretion.

As of October 31, 2021, we had accrued dividends of $7.1 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position.

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

Share Repurchase Plan

On July 9, 2021, our board of directors authorized a $260 million Share Repurchase Plan, utilizing substantially all of the unused portion of the $500 million intended for the modified Dutch Auction tender offer to opportunistically repurchase additional shares of our Class A common stock. As of October 31, 2021, we had repurchased 7.8 million shares under this plan at a weighted average price of $24.01 for a total amount of $188.2 million. Refer to Note 15 for information regarding a subsequent expansion of the Share Repurchase Plan, which occurred after October 31, 2021 and increased the total amount authorized for repurchase to $460 million.

Note 11. Stock-Based Compensation

Employee Equity Plans

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Generally, our restricted stock units vest over four years and, (a) for employee new hire restricted stock unit grants, twenty-five percent vest one year from the vesting commencement date and continue to vest 1/16th per quarter thereafter; or (b) for employee refresh restricted stock unit grants, 1/16th per quarter vest from the vesting commencement date. As of October 31, 2021, 26,849,605 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of October 31, 2021, 6,382,506 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2021	6,617,037	$10.77	3.77	$48,098
Options granted	—	—
Options exercised	(314,720)	7.60
Options forfeited/cancelled	—	—
Balance as of October 31, 2021	6,302,317	$10.93	3.07	$93,985
Vested and expected to vest as of October 31, 2021	6,243,569	$10.84	3.03	$93,649
Exercisable as of October 31, 2021	5,132,047	$8.83	2.19	$87,283

As of October 31, 2021, there was $0.5 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 1.24 years.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2021	14,330,678	$17.68
Granted	10,117,269	24.06
Vested	(5,285,619)	19.61
Forfeited/cancelled	(3,337,538)	19.22
Unvested balance - October 31, 2021	15,824,790	$20.78

As of October 31, 2021, there was $306.5 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.83 years.

Performance-Based Restricted Stock Units

We use performance-based incentives for certain employees, including our named executive officers, to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals. During the nine months ended October 31, 2021, we recognized stock-based compensation expense related to the Fiscal 2021 and Fiscal 2022 Executive Bonus Plans in the amount of $3.2 million and $10.7 million, respectively. The unrecognized compensation expense related to the ungranted and unvested Fiscal 2022 Executive Bonus Plan is $4.1 million, based on the expected performance against the pre-established corporate financial objectives as of October 31, 2021, which is expected to be recognized over a remaining weighted-average period of less than one year. The payouts of the Fiscal 2022 Executive Bonus Plan are expected to be made in the form of fully vested restricted stock units in the first quarter of fiscal year 2023.

2015 ESPP

As of October 31, 2021, there was $15.1 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Cost of revenue	$4,786	$4,731	$15,009	$13,673
Research and development	17,712	14,581	49,791	46,139
Sales and marketing	13,872	10,619	38,342	31,364
General and administrative	9,219	7,903	28,365	24,262
Total stock-based compensation	$45,589	$37,834	$131,507	$115,438

Note 12. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Numerator:
Net loss	$(13,861)	$(5,284)	$(37,134)	$(38,490)
Dividend on series A convertible preferred stock	(3,775)	—	(7,104)	—
Accretion of series A convertible preferred stock	(526)	—	(982)	—
Net loss attributable to common stockholders	$(18,162)	$(5,284)	$(45,220)	$(38,490)

Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	151,426	157,465	158,068	154,734
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.03)	$(0.29)	$(0.25)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Options to purchase common stock	5,148	4,769	5,245	5,472
Restricted stock units	16,297	16,820	16,378	17,509
Employee stock purchase plan	1,180	2,013	1,401	1,443
Shares related to convertible preferred stock	18,712	—	11,819	—
Shares related to convertible senior notes	—	—	196	—
Total	41,337	23,602	35,039	24,424

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

Note 15. Subsequent Events

On November 27, 2021, our board of directors authorized a $200 million expansion of the Share Repurchase Plan, increasing the aggregate amount of the approved repurchases to $460 million of our Class A common stock. Under this expansion, shares may be repurchased in open market transactions until the earlier of February 28, 2023, or until $460 million of our Class A common stock has been repurchased.

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

With our Software-as-a-Service (SaaS) platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with legal and regulatory requirements, internal policies and industry standards and regulations. The Box Content Cloud accelerates business processes, improves employee productivity, enables secure remote work, and protects an organization’s most valuable data. Our platform enables a broad set of high-value business use cases across enterprises, hundreds of file formats and media types, and user experiences. Our platform integrates with more than 1,500 leading enterprise business applications, and is compatible with multiple application environments, operating systems and devices, ensuring that workers can securely access their critical business content whenever and wherever they need it.

In addition, we continue to innovate by expanding our core services and offerings with a focus on frictionless security and compliance, seamless internal and external collaboration and workflow, and integration with best-of-breed applications. For example, we provide Box Shield, our advanced security offering that helps customers reduce the risk of accidental content leakage and protect their business from insider threats and account compromise; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information throughout its lifecycle; Box Relay, which allows our end users to easily build, manage and track their own workflows; Box Sign, which enables customers to securely send documents for electronic signature directly from Box; Box Platform, which further enables customers and partners to build enterprise apps using our open APIs and developer tools; and Box Zones, which gives global customers the ability to store their content locally in certain regions. With Box Consulting, we also provide in-house professional services such as implementation support, assisted content migration, and change management. The increasing traction of these product innovations allows our customers to realize the full set of capabilities of our Content Cloud.

We are also continuing to expand the scope of what customers can do with their content using Box. In June 2021, we launched new self-service migration tools for customers as part of Box Shuttle, our cost-effective and easy-to-use content migration service. In July 2021, we began the rollout of Box Sign, our e-signature solution, to all Box Business and Enterprise plan customers in the US and Canada, with a subsequent global rollout in November 2021. Also in July 2021, we released a new all-in subscription plan, Box Enterprise Plus, which gives customers access to all of our most valued products in one simple package, with the ability to migrate up to 20 terabytes of data from legacy network file shares, Sharepoint online, and enterprise file sync & share tools into Box at no cost using Box Shuttle. At our annual BoxWorks conference in October 2021, we announced major new developments in our partnership with Microsoft, including giving customers the ability to default to Box as a storage option in Microsoft Teams, and the ability to co-author in real time in the Microsoft Office desktop and mobile apps, with all content saved to the Box Content Cloud. We also announced new deep learning-based malware scanning in Box Shield, to enable even more rigorous protections against sophisticated malware attacks, including ransomware.

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

Current Period Highlights

For the three months ended October 31, 2021 and 2020, our revenue was $224.0 million and $196.0 million, respectively, representing year-over-year growth of 14%. As of October 31, 2021, our remaining performance obligations were $948.1 million, representing a 25% increase from our remaining performance obligations of $755.9 million as of October 31, 2020. For the three months ended October 31, 2021, our operating loss was $11.1 million, and our operating margin was negative 5%, compared to our operating loss of $2.6 million and our operating margin of negative 1% for the three months ended October 31, 2020. The increase in our operating loss year-over-year included $10.1 million in fees related to shareholder activism during the three months ended October 31, 2021. For the three months ended October 31, 2021, our free cash flow was positive $31.2 million, an increase of $5.0 million from our free cash flow of positive $26.2 million for the three months ended October 31, 2020.

COVID-19

We continue to monitor, analyze and respond to evolving developments regarding the COVID-19 pandemic, which has significantly impacted global economic activity and social practices. As part of these efforts, we have taken steps to protect the health and welfare of our employees by temporarily closing certain of our offices and suspending most business-related travel, while continuing our commitment and efforts to serve customers that rely on us. In addition, we have shifted substantially all of our customer and marketing events in the United States to virtual-only experiences.

Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the third quarter of our fiscal year 2022, the pandemic has negatively impacted some of our customers and prospects. As a result, we have experienced, and may continue to experience, increased customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets related to services that we offer. Despite these adverse impacts, the COVID-19 pandemic has fundamentally changed how organizations get work done, with many businesses shifting to remote and hybrid remote work environments. This shift has created additional opportunities for Box by enabling our customers’ and prospects’ employees to engage in secure remote work through our platform.

The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time, and include the severity and duration of the pandemic, the occurrence of breakthrough cases and COVID-19 variants, the availability, effectiveness and administration of COVID-19 vaccines globally, actions that may be taken by government authorities to contain the virus and minimize its economic impact, passing of or not passing further stimulus packages by governments, the impact of COVID-19 on our customers, business partners and employees, and other factors identified in Part II, Item 1A "Risk Factors" of this Form 10-Q. As a result, the extent and magnitude of the impact COVID-19 will have on our business and operating results cannot be predicted at this time.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Remaining performance obligations (period end)	$948.1	$755.9	$948.1	$755.9
Remaining performance obligations growth rate	25%	19%	25%	19%
Billings	$231.5	$185.5	$604.0	$502.4
Billings growth rate	25%	8%	20%	8%
Free cash flow	$31.2	$26.2	$136.9	$79.4
Net retention rate (period end)	109%	103%	109%	103%

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

RPO as of October 31, 2021 was $948.1 million, an increase of 25% from October 31, 2020. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings, longer customer contract durations, the addition of new customers, and the timing of customer-driven renewals.

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

Billings for the nine months ended October 31, 2021 were $604.0 million, an increase of 20% from the nine months ended October 31, 2020. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings, the addition of new customers, and the timing of customer-driven renewals.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
GAAP revenue	$224,044	$196,003	$640,971	$571,857
Deferred revenue, end of period	429,664	354,363	429,664	354,363
Less: deferred revenue, beginning of period	(422,039)	(364,871)	(465,613)	(423,849)
Contract assets, beginning of period	866	—	25	—
Less: contract assets, end of period	(1,073)	—	(1,073)	—
Billings	$231,462	$185,495	$603,974	$502,371

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

For the nine months ended October 31, 2021 and 2020, free cash flow was positive $136.9 million and positive $79.4 million, respectively.

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

Our net retention rate was 109% and 103% as of October 31, 2021 and 2020, respectively. Our net retention rates were primarily attributable to seat growth in existing customers and strong attach rates of add-on products. As our customers purchase add-on products, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting have been significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Interest and Other Expense, Net

Interest and other expense, net consists of interest expense, interest income, gains and losses from foreign currency transactions, and other income and expense. Interest expense consists primarily of interest charges for our line of credit and interest rate swap agreement, interest expense related to finance leases, and the amortization of issuance costs of our convertible senior notes. Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. We have historically invested our cash and cash equivalents in overnight deposits, certificates of deposit, money market funds, and short term, investment-grade corporate debt, marketable securities and asset-backed securities.

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

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share amounts, and as a percentage of our revenue):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Revenue	$224,044	$196,003	$640,971	$571,857
Cost of revenue (1)	63,069	56,812	184,804	166,141
Gross profit	160,975	139,191	456,167	405,716
Operating expenses:
Research and development (1)	55,837	49,454	159,418	152,683
Sales and marketing (1)	76,368	67,112	218,967	207,619
General and administrative (1)	39,857	25,239	105,242	79,778
Total operating expenses	172,062	141,805	483,627	440,080
Loss from operations	(11,087)	(2,614)	(27,460)	(34,364)
Interest and other expense, net	(2,336)	(2,319)	(8,275)	(3,235)
Loss before provision for income taxes	(13,423)	(4,933)	(35,735)	(37,599)
Provision for income taxes	438	351	1,399	891
Net loss	(13,861)	(5,284)	(37,134)	(38,490)
Dividend on series A convertible preferred stock	(3,775)	—	(7,104)	—
Accretion of series A convertible preferred stock	(526)	—	(982)	—
Net loss attributable to common stockholders	$(18,162)	$(5,284)	$(45,220)	$(38,490)
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.03)	$(0.29)	$(0.25)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	151,426	157,465	158,068	154,734

(1)
Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Cost of revenue	$4,786	$4,731	$15,009	$13,673
Research and development	17,712	14,581	49,791	46,139
Sales and marketing	13,872	10,619	38,342	31,364
General and administrative	9,219	7,903	28,365	24,262
Total stock-based compensation	$45,589	$37,834	$131,507	$115,438

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Percentage of Revenue:
Revenue	100%	100%	100%	100%
Cost of revenue (1)	28	29	29	29
Gross profit	72	71	71	71
Operating expenses:
Research and development (1)	25	25	25	27
Sales and marketing (1)	34	34	34	36
General and administrative (1)	18	13	16	14
Total operating expenses	77	72	75	77
Loss from operations	(5)	(1)	(4)	(6)
Interest and other expense, net	(1)	(2)	(2)	(1)
Loss before provision for income taxes	(6)	(3)	(6)	(7)
Provision for income taxes	—	—	—	—
Net loss	(6)%	(3)%	(6)%	(7)%

(1)
Includes stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
Cost of revenue	2%	2%	2%	2%
Research and development	8	8	8	8
Sales and marketing	6	5	6	6
General and administrative	4	4	4	4
Total stock-based compensation	20%	19%	20%	20%
Comparison of the Three Months Ended October 31, 2021 and 2020

Revenue

	Three Months Ended
	October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue	$224,044	$196,003	$28,041	14%

The increase in revenue was primarily driven by an increase in the number of large deals and strong attach rates of our Suites offering. The increase in subscription services was also driven by the addition of new customers, as the number of paying organizations increased by 6% from October 31, 2020 to October 31, 2021. During the three months ended October 31, 2021, we experienced strong growth in the Japan market, driving an increase in revenue from non-U.S. customers to 33%, compared to 28% during the three months ended October 31, 2020. This increase is partially offset by customers partially churning their deployment with Box.

Cost of Revenue

	Three Months Ended
	October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$63,069	$56,812	$6,257	11%
Percentage of revenue	28%	29%

The increase in absolute dollars was primarily due to an increase of $4.2 million in hosted data service costs and an increase of $1.5 million in acquired intangible assets amortization. Cost of revenue as a percentage of revenue decreased 100 basis points year-over-year. We expect our cost of revenue to increase in dollars but decrease as a percentage of revenue over time as we continue to optimize infrastructure efficiency.

Research and Development

	Three Months Ended
	October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$55,837	$49,454	$6,383	13%
Percentage of revenue	25%	25%

The increase in absolute dollars was primarily due to an increase of $3.2 million in stock-based compensation expense due to equity grants to existing and new employees, an increase of $2.1 million in employee and related costs due to higher headcount, and an increase of $0.5 million in consulting services. Research and development expenses as a percentage of revenue remained flat year-over-year. We continue to invest in enhancements of our products and services, developing new products, and further differentiating our offerings. We expect our research and development expenses to increase in dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our content cloud product offerings and services.

Sales and Marketing

	Three Months Ended
	October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$76,368	$67,112	$9,256	14%
Percentage of revenue	34%	34%

The increase in absolute dollars was primarily due to an increase of $3.3 million in stock-based compensation expense due to equity grants to existing and new employees, an increase of $2.7 million in commission expense primarily driven by a 14% increase in revenue and increased amortization of deferred commissions, an increase of $1.7 million in employee and related costs due to higher headcount, and an increase of $1.2 million in marketing expenses primarily driven by a $0.9 million increase in marketing events. Sales and marketing expenses as a percentage of revenue remained flat year-over-year.

Our sales and marketing expenses are generally higher for acquiring new, or expanding existing, customers than for renewals of existing customer subscriptions. We expect to continue to invest in capturing our large market opportunity globally and capitalize on our competitive position with a continued focus on our profitability objectives. We expect our sales and marketing expenses to increase in dollars but decrease as a percentage of revenue over time as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments and as we continue to focus on improving sales productivity and simplifying our product offerings. While we expect certain expenses that were reduced due to COVID-19 to partially return over time, we do not expect to return to pre-COVID-19 levels, even after we return to an office-based environment.

General and Administrative

	Three Months Ended
	October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$39,857	$25,239	$14,618	58%
Percentage of revenue	18%	13%

The increase in absolute dollars was primarily due to an increase of $10.1 million in fees related to shareholder activism, an increase of $1.2 million in stock-based compensation expense driven by equity grants to existing and new employees, an increase of $1.0 million in impairment charges related to capitalized cloud computing arrangements, and an increase of $0.9 million in employee and consulting related costs. General and administrative expense as a percentage of revenue increased 500 basis points year-over-year. We expect our general and administrative expense to decrease in dollars in the next quarter due to a decrease in shareholder activism fees. Over time, we expect these expenses to generally decrease as a percentage of revenue as we benefit from greater operational efficiency.

Interest and Other Expense, Net

	Three Months Ended
	October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest and other expense, net	$(2,336)	$(2,319)	$(17)	*

* Percentage change not meaningful.

The increase in interest and other expense, net is primarily due to an increase of $0.3 million in foreign currency losses and an increase of $0.5 million in the amortization of issuance costs related to our convertible debt. The increase in interest and other expense, net was partially offset by a decrease of $0.7 million in interest expense related to our finance leases and line of credit.

Comparison of the Nine Months Ended October 31, 2021 and 2020

Revenue

	Nine Months Ended
	October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue	$640,971	$571,857	$69,114	12%

The increase in revenue was primarily driven by an increase in the number of large deals and strong attach rates of our Suites offering. The increase in subscription services was also driven by the addition of new customers, as the number of paying organizations increased by 6% from October 31, 2020 to October 31, 2021. During the nine months ended October 31, 2021, we experienced strong growth in the Japan market, driving an increase in revenue from non-U.S. customers to 32%, compared to 28% during the nine months ended October 31, 2020. This increase is partially offset by customers partially churning their deployment with Box.

Cost of Revenue

	Nine Months Ended
	October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$184,804	$166,141	$18,663	11%
Percentage of revenue	29%	29%

The increase in absolute dollars was primarily due to an increase of $11.9 million in hosted data service costs and bandwidth, an increase of $3.7 million in acquired intangible assets amortization, an increase of $1.6 million in software and maintenance expense primarily driven by increases in amortization of internally developed software and on-premises contracts, and an increase of $1.3 million in stock-based compensation driven by equity grants to existing and new employees. Cost of revenue as a percentage of revenue remained flat year-over-year.

Research and Development

	Nine Months Ended
	October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Research and development	$159,418	$152,683	$6,735	4%
Percentage of revenue	25%	27%

The increase in absolute dollars was primarily due to an increase of $3.6 million in stock-based compensation expense driven by equity grants to existing and new employees, an increase of $1.2 million in consulting services, an increase of $1.0 million in enterprise subscription software costs, and an increase of $0.6 million in employee and related costs due to higher headcount. Research and development expenses as a percentage of revenue decreased 200 basis points year-over-year. We continue to invest in enhancements of our products and services, developing new products, and further differentiating our offerings.

Sales and Marketing

	Nine Months Ended
	October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$218,967	$207,619	$11,348	5%
Percentage of revenue	34%	36%

The increase in absolute dollars was primarily due to an increase of $7.4 million in commission expense, primarily driven by a 12% increase in revenue and increased amortization of deferred commissions, an increase of $7.0 million in stock-based compensation expense due to equity grants to existing and new employees, and an increase of $1.6 million in marketing expenses. The increase in sales and marketing expenses was partially offset by a decrease of $1.5 million in travel-related costs, a decrease of $1.0 million decrease in consulting services, a decrease $0.9 million in data center and customer support costs to support our free users, a decrease of $0.6 million in temporary work space costs, a decrease of $0.3 million in company events, and a decrease of $0.3 million in employee and related costs. Sales and marketing expenses as a percentage of revenue decreased 200 basis points year-over-year due to the impact of the COVID-19 pandemic and our focus on driving greater efficiency from our solution selling strategy and simplifying our product offerings, as well our focus on higher performing geographies and segments producing a greater return on investment.

General and Administrative

	Nine Months Ended
	October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
General and administrative	$105,242	$79,778	$25,464	32%
Percentage of revenue	16%	14%

The increase in absolute dollars was primarily due to an increase of $14.6 million in fees related to shareholder activism, an increase of $4.0 million in stock-based compensation expense driven by equity grants to existing and new employees, an increase of $1.4 million in employee and related costs driven by the annual merit increase to salaries in the current fiscal year, an increase of $1.2 million in acquisition-related fees, an increase of $1.0 million in consulting and audit services, and an increase of $1.0 million in impairment charges related to capitalized cloud computing arrangements. General and administrative expense as a percentage of revenue increased 200 basis points year-over-year.

Interest and Other Expense, Net

	Nine Months Ended
	October 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Interest and other expense, net	$(8,275)	$(3,235)	$(5,040)	*

* Percentage change not meaningful.

The increase in interest and other expense, net is primarily due to an increase of $5.0 million in foreign currency losses, an increase of $1.4 million in the amortization of issuance costs related to our convertible debt, and a decrease of $0.3 million in interest income from our certificates of deposit and money market funds due to a lower interest rate environment. The increase in interest and other expense, net was partially offset by a decrease of $1.8 million in interest expense related to our finance leases and line of credit.

Liquidity and Capital Resources

As of October 31, 2021, we had cash and cash equivalents, restricted cash, and short-term investments of $708.9 million. Our cash and cash equivalents and short-term investments are comprised primarily of overnight cash deposits, money market funds, and certificates of deposit. Since our inception, we have financed our operations primarily through equity, cash generated from sales and debt financing. We believe our existing cash and cash equivalents, together with our finance leases and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, data center expansions, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the nine months ended October 31, 2021 and 2020, our cash flows were as follows (in thousands):

	Nine Months Ended
	October 31,
	2021	2020

Net cash provided by operating activities	$185,647	$139,294
Net cash used in investing activities	(206,046)	(13,665)
Net cash used in financing activities	(5,463)	(45,910)

Operating Activities

For the nine months ended October 31, 2021, cash provided by operating activities was $185.6 million. The primary factors affecting our operating cash flows during this period were our net loss of $37.1 million, favorably offset by non-cash charges of $131.5 million for stock-based compensation, $59.1 million for depreciation and amortization of our property and equipment and capitalized software, $33.3 million for amortization of deferred commissions, and $1.4 million for amortization of debt issuance costs. Cash provided by operating activities during the nine months ended October 31, 2021 were further adjusted by net cash outflows of $3.7 million provided by changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a a $41.5 million decrease in deferred revenue that was primarily due to seasonality in our sales cycle which is concentrated in the back half of our fiscal year, a $36.2 million decrease in operating lease liabilities, and a $41.7 million increase prepaid expenses and other assets due to an increase in deferred commissions from a 12% increase in revenue, partially offset by a $74.5 million decrease in accounts receivable that was primarily due to higher sales and relative timing of our cash collections, a $32.1 million decrease in operating right-of-use assets, and a $9.1 million increase in accounts payable, accrued expenses and other liabilities.

Investing Activities

Cash used in investing activities of $206.0 million for the nine months ended October 31, 2021 was primarily driven by $140.0 million in cash paid for the purchases of our short-term investments, $59.4 million in cash paid for acquisitions, net of cash acquired, $3.5 million of capitalized internally developed software costs associated with the development of additional significant features and functionality to our products, and $3.5 million of fixed asset purchases to support our offices and employees.

Financing Activities

Cash used in financing activities of $5.5 million for the nine months ended October 31, 2021 was primarily driven by $428.3 million of payments for repurchases of our common stock, $43.7 million of employee payroll taxes paid related to net share settlement of restricted stock, and $38.2 million of principal payments of finance lease liabilities, partially offset by $485.1 million from the issuance of Series A convertible preferred stock, net of issuance costs and $23.7 million from issuances of common stock under our employee equity plans.

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

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility). On July 26, 2021, we entered into Amendment No. 4 to the November 2017 Facility. Pursuant to the terms of the amendment, the maturity date of borrowings under the November 2017 Facility is July 26, 2024, the revolving commitment is $65.0 million, and it provides for a sublimit for the issuance of letters of credit of $45.0 million. As of October 31, 2021, debt outstanding under the November 2017 Facility was $30.0 million. Refer to Note 9 for a detailed description of the November 2017 Facility.

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

Share Repurchase Plan

On July 9, 2021, our board of directors authorized a $260 million Share Repurchase Plan, utilizing substantially all of the unused portion of the $500 million intended for the modified Dutch Auction tender offer to opportunistically repurchase additional shares of our Class A common stock. As of October 31, 2021, we had repurchased 7.8 million shares under this plan at a weighted average price of $24.01 for a total amount of $188.2 million. Refer to Note 15 for information regarding a subsequent expansion of the Share Repurchase Plan, which occurred after October 31, 2021 and increased the total amount authorized for repurchase to $460 million.

Off-Balance Sheet Arrangements

Through October 31, 2021, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces and data centers, (ii) obligations under finance leases for servers and related equipment for or data center operations, (iii) purchase obligations not recognized on the condensed consolidated balance sheet as of October 31, 2021, which relate primarily to infrastructure services and IT software and support services, and (iv) debt, including obligations under both our November 2017 Facility and Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 5, 8, and 9, respectively, in Part I, Item 1. Financial Statements.

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

Except for items discussed under Recently Adopted Accounting Pronouncements under Part I, Item 1. Financial Statements—Note 1, there have been no material changes to our critical accounting policies and estimates during the nine months ended October

31, 2021 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2021.

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

Our reconciliation of the non-GAAP financial measures for the three and nine months ended October 31, 2021 and 2020 are as follows (in thousands, except per share data and percentages):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2021	2020	2021	2020
GAAP operating loss	$(11,087)	$(2,614)	$(27,460)	$(34,364)
Stock-based compensation	45,589	37,834	131,507	115,438
Acquired intangible assets amortization	1,541	—	3,697	—
Acquisition-related expenses	180	—	1,215	—
Fees related to shareholder activism	10,146	—	15,978	1,402
Non-GAAP operating income	$46,369	$35,220	$124,937	$82,476

GAAP operating margin	(5)%	(1)%	(4)%	(6)%
Stock-based compensation	20	19	20	20
Acquired intangible assets amortization	1	—	1	—
Acquisition-related expenses	—	—	—	—
Fees related to shareholder activism	5	—	2	—
Non-GAAP operating margin	21%	18%	19%	14%

GAAP net loss attributable to common stockholders	$(18,162)	$(5,284)	$(45,220)	$(38,490)
Stock-based compensation	45,589	37,834	131,507	115,438
Acquired intangible assets amortization	1,541	—	3,697	—
Acquisition-related expenses	180	—	1,215	—
Fees related to shareholder activism	10,146	—	15,978	1,402
Amortization of debt issuance costs	471	—	1,408	—
Undistributed earnings attributable to preferred stockholders	(4,374)	—	(7,555)	—
Non-GAAP net income attributable to common stockholders	$35,391	$32,550	$101,030	$78,350

GAAP net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.03)	$(0.29)	$(0.25)
Stock-based compensation	0.30	0.24	0.83	0.75
Acquired intangible assets amortization	0.01	—	0.03	—
Acquisition-related expenses	—	—	0.01	—
Fees related to shareholder activism	0.07	—	0.10	0.01
Amortization of debt issuance costs	—	—	0.01	—
Undistributed earnings attributable to preferred stockholders	(0.03)	—	(0.05)	—
Non-GAAP net income per share attributable to common stockholders, basic	$0.23	$0.21	$0.64	$0.51
Non-GAAP net income per share attributable to common stockholders, diluted	$0.22	$0.20	$0.61	$0.48
Weighted-average shares used to compute GAAP net loss per share attributable to common stockholders, basic and diluted	151,426	157,465	158,068	154,734
Weighted-average shares used to compute non-GAAP net income per share attributable to common stockholders
Basic	151,426	157,465	158,068	154,734
Diluted	159,249	163,455	165,816	161,622

GAAP net cash provided by operating activities	$46,083	$45,052	$185,647	$139,294
Purchases of property and equipment, net of proceeds from sales	(1,242)	(3,337)	(3,477)	(7,415)
Principal payments of finance lease liabilities	(12,297)	(14,584)	(38,182)	(46,159)
Capitalized internal-use software costs	(1,296)	(964)	(7,046)	(6,357)
Non-GAAP free cash flow	$31,248	$26,167	$136,942	$79,363
GAAP net cash used in investing activities	$(95,461)	$(4,301)	$(206,046)	$(13,665)
GAAP net cash used in financing activities	$(161,605)	$(37,308)	$(5,463)	$(45,910)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $708.9 million as of October 31, 2021. Our cash and cash equivalents and short-term investments primarily consist of overnight cash deposits, money market funds, and certificates of deposit. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of October 31, 2021, we had total debt outstanding with a carrying amount of $30.0 million which approximates fair value. The revolving loans accrue interest at a LIBOR rate (based on one, three or six-month interest periods) plus a margin ranging from 1.15% to 1.65%.

Effective September 5, 2019, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association, in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five-year term of the agreement. As of October 31, 2021, our interest rate swap had a notional value of $30.0 million.

A hypothetical change in interest rates of 100 basis points after October 31, 2021 would not have a material impact on the combined net fair value of our outstanding debt and Swap Agreement.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 11 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. Specifically, given our growth in Japan, we may experience adverse impacts on billings and revenue due to weakening of the Japanese Yen. Five of the 11 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Our international subsidiaries maintain certain asset and liability balances that are denominated in foreign currencies. Additionally, fluctuations in foreign currency exchange rates can result in fluctuations in our total assets, liabilities, and cash flows and may cause us to recognize transaction gains and losses in our statement of operations impacting our revenue and operating expenses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. For the nine months ended October 31, 2021, we recognized $3.4 million in foreign currency exchange losses. For the nine months ended October 31, 2020, we recognized $1.6 million in foreign currency exchange gains.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On May 12, 2021, the company and members of our board of directors were named as defendants in a putative stockholder class action filed in the Court of Chancery of the State of Delaware (the “Court”) captioned Building Trades Pension Fund of Western Pennsylvania v. Aaron Levie, et al., C.A. No. 2021-0418-MTZ (the “Action”). The complaint alleged, among other things, that the company entered into an investment agreement (the “Investment Agreement”) on terms favorable to a new investor in exchange for a voting provision that required the new investor to vote their holdings in favor of the Board’s recommended slate of directors (the “Voting Provision”). The Action sought, among other remedies, to enjoin the enforcement of the Voting Provision. While we believed the allegations were without merit, we agreed to eliminate the restrictions on the voting rights in the Voting Provision, and accordingly the new investor will be free to vote the shares acquired under the Investment Agreement as they choose. On May 17, 2021, the Court approved a stipulated order under which the plaintiff voluntarily dismissed the action as moot, without prejudice as to the plaintiff and without prejudice as to any other putative class members. The Court retained jurisdiction solely for the purpose of adjudicating the anticipated application of plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses (the “Fee Application”). While continuing to maintain that such allegations were without merit, we decided it was in our and the stockholders’ best interests to resolve the Fee Application and avoid further litigation of the issue by agreeing to pay $1,300,000 (the “Mootness Fee”) to plaintiff’s counsel in full satisfaction of their claim for attorneys’ fees and expenses in the Action. On October 18, 2021, the Court entered a stipulated order providing that we would issue this notice. The Court has not and will not pass judgment on the Mootness Fee.

From time to time, we are also subject to other claims and litigation arising in the ordinary course of business. We do not believe that any liability from any reasonably foreseeable disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on our condensed consolidated financial statements.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, if at all. Although our net retention rate has increased in recent quarters, we have also experienced periods where it has decreased and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 109% and 103% as of October 31, 2021 and 2020, respectively.

Although our net retention rate has increased in recent quarters, it may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, the effectiveness of our customer support services, the performance of our partners and resellers, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, our ability to successfully integrate acquired technology into our products, our ability to execute on our product roadmap, the effects of global economic conditions, such as those arising from the COVID-19 pandemic, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, renew them on less favorable terms, purchase fewer seats, or fail to purchase new product offerings, our revenue may decline, and we may not realize improved operating results from our customer base.

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

In March 2020, the World Health Organization declared COVID-19 a pandemic. Governments and municipalities around the world have instituted measures to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closures, travel restrictions, vaccine mandates, and closure of non-essential businesses. These measures have led to significant adverse economic impacts which have had, and could continue to have, an adverse impact on our business operations in a number of ways, including, without limitation, (1) disruptions to our sales operations and marketing efforts as a result of restrictions on our sales team's ability to travel and meet customers in person, (2) negative impacts on our customers and prospects that could result in (i) extended customer sales cycles, delayed spending on our services, impairment of our ability to collect accounts receivable, and (ii) reduced payment frequencies, demand for our services, renewal rates, and spending on our services, and (3) negative impacts to the financial condition or operations of our vendors and business partners, as well as disruptions to the supply chain of hardware needed to offer our services. Moreover, as a result of the COVID-19 pandemic, our offices in the United States remain closed and we continue to require all non-essential U.S.-based employees to work remotely, which may lead to disruptions and decreased productivity and other adverse operational business impacts. The extent to which the COVID-19 pandemic and resultant economic impact affects our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

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

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to enhance our existing services or offer new services that achieve market acceptance or keep pace with rapid technological developments, our business could be adversely affected. The success of any new services or enhancements to our existing services depends on several factors, including their timely completion, introduction and market acceptance. We also may experience business or economic disruptions that could adversely affect the productivity of our employees and result in delays in our product development process. For example, as a result of the COVID-19 pandemic, we are temporarily requiring non-essential employees in the United States to work remotely, which may lead to disruptions and decreased productivity that could result in delays in our product development process. Failure in this regard may significantly impair our revenue growth and our future financial results. In addition, because our services are designed to operate on a variety of systems, we must continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems, and other software, communication, browser and database technologies. We may not be successful in developing these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

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

As our sales efforts are increasingly focused on cloud content management use cases and are targeted at enterprise and highly-regulated customers, our sales cycles may become longer and more expensive, we may encounter greater pricing pressure and implementation and customization challenges, and we may have to delay revenue recognition for more complicated transactions, all of which could harm our business and operating results.

As our sales efforts are increasingly focused on cloud content management use cases and are targeted at enterprise and highly-regulated customers, we face greater costs, longer sales cycles and less predictability in the completion of some of our sales. In this market segment, a customer’s decision to use our services may be an enterprise-wide decision. These types of sales opportunities require us to provide greater levels of customer education regarding the uses and benefits of our services, as well as education regarding security, privacy, and data protection laws and regulations, especially for customers in more heavily regulated industries or with significant international operations. In addition, larger enterprises may demand more customization, integration, support services, and features. Furthermore, our sales efforts may be impeded by catastrophic events, including public health epidemics such as the COVID-19 pandemic, that limit our ability to travel or meet customers in person. These factors could increase our costs, lengthen our sales cycles and leave fewer sales support and professional services resources for other customers. Professional services may also be performed by a third party or a combination of our own staff and a third party. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our customers. If a customer is not satisfied with the quality or interoperability of our services with their own IT environment, we could incur additional costs to address the situation, which could adversely affect our margins. Moreover, any customer dissatisfaction with our services could damage our ability to encourage broader adoption of our services by that customer. In addition, any negative publicity resulting from such situations, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers.

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

We incurred net losses of $43.4 million, $144.3 million, and $134.6 million in our fiscal years ended January 31, 2021, 2020 and 2019, respectively and $37.1 million in the nine months ended October 31, 2021. As of October 31, 2021, we had an accumulated deficit of $1.4 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. As a result, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

We will need to continue to optimize our sales infrastructure in order to grow our customer base and business. As a result of the COVID-19 pandemic, we are temporarily requiring many of our employees to work remotely and restricting business travel, which may negatively impact our ability to recruit and train our sales force. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. If we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not realize the intended benefits of this investment or increase our revenue.

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

The capped call transactions we entered into in connection with the issuance of the Notes may affect the value of our Class A common stock.

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

Responding to actions by activist stockholders could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. For example, we were recently engaged in a proxy contest with an activist shareholder that was very costly and diverted a significant amount of time from our board of directors and management. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of our board of directors may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors and/or other activist shareholders and cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies, which could result in lost sales and the loss of business opportunities and make it more difficult to attract and retain qualified personnel and business partners. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of shareholder activism.

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

We do not expect to declare any dividends to holders of our Class A common stock in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our Class A common stock in the foreseeable future. Consequently, investors may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase shares of our Class A common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended October 31, 2021 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2021 to August 31, 2021	1,126	$25.05	1,126	$181,736
September 1, 2021 to September 30, 2021	3,388	$23.60	3,388	$101,788
October 1, 2021 to October 31, 2021	1,193	$25.15	1,193	$71,787
Total	5,707		5,707

(1)
On July 9, 2021, our board of directors authorized a $260 million Share Repurchase Plan to opportunistically repurchase additional shares of our Class A common stock. Under this plan, shares may be repurchased in open market transactions until the earlier of February 28, 2022 or such time when $260 million of our Class A common stock has been repurchased. In July 2021, we entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 to effect repurchases under our Share Repurchase Plan.

Items 3, 4 and 5 are not applicable and have been omitted.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Box, Inc., effective September 14, 2021.	8-K/A	001-36805	3.1	September 14, 2021

3.2	Amended and Restated Bylaws of Box, Inc., effective September 5, 2021.	8-K	001-36805	3.1	September 7, 2021

10.1☐	Box, Inc. Amended and Restated 2015 Employee Stock Purchase Plan and related form agreements, effective September 9, 2021.

10.2☐	Box, Inc. Outside Director Compensation Policy, amended and restated on September 29, 2021.

10.3☐	Box, Inc. Amended 2015 Equity Incentive Plan and related form agreements, effective October 1, 2021.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: December 3, 2021

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)