Form 10-K
period 2022-01-31
BOX INC
filed 2022-03-16
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on July 31, 2021 as reported by the New York Stock Exchange on such date was approximately $3.6 billion. Shares of the registrant’s Class A common stock held by each executive officer and director of the registrant have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 28, 2022, the number of shares of the registrant’s Class A common stock outstanding was 143,423,689.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2022.

Box, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2022

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
•
the impact of the Russian invasion of Ukraine on our business and operating results; and
•
the impact of public health epidemics or pandemics, such as the COVID-19 pandemic, and governmental responses thereto.

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

We are building a rich technology partner ecosystem around Box. We offer more than 1,500 pre-built integrations with partners including Microsoft, IBM, Salesforce.com, Apple, Google, Slack, Adobe, Palo Alto Networks, Okta, Zoom and others, giving our users easy access to their content in Box without leaving these applications. In addition, in-house enterprise developers and independent software developers can use our developer platform and open application programming interfaces (APIs) to rapidly build and provision new applications that leverage and extend the core functionality of our services, increasingly with a focus on specific industries and vertical market use cases. To date, tens of thousands of third-party developers have leveraged our platform as the secure content layer for their applications.

We are committed to powering how the world does more good together. Box.org mobilizes our technology, talent, partners and institutional assets to enable nonprofits to innovate and fulfill their missions. Founded in 2014, Box.org now serves over 10,000 nonprofits with donated or discounted Box access, employee volunteer hours and cash grants from the Box.org Fund.

The Box Solution

We offer web, mobile and desktop applications for cloud content management on a platform for developing custom applications, as well as industry-specific capabilities. Three core capabilities differentiate Box from potential competitors: frictionless security and compliance powered by our global cloud architecture, seamless external and internal collaboration and workflow automation, and expansive integrations and APIs that extend the value of our Content Cloud to every organization. Box features and functionality include the following:

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
•
Intelligent Threat Detection and Smart Access with Box Shield. Box Shield uses machine learning to provide granular, real-time threat detection and prevention capabilities. Box Shield reduces the risk of accidental data leakage through native security classifications and granular access controls by, for example, automatically applying classification to files that contain personal identifiable information. Box Shield also uses advanced machine learning to scan files for sophisticated malware (including ransomware) and identify suspicious user behavior to help organizations detect and prevent threats before they become data breaches.
•
Comprehensive Data Governance Strategy. Box serves as a secure, centralized system of record for retaining content for operational use while ensuring adherence to applicable laws and regulations, using data retention and Data Loss Prevention (DLP) capabilities. Our data security policies allow customers to apply quarantine or notification-only policies to sensitive confidential files, such as those containing predefined attributes, such as credit card or social security system numbers, and we provide robust integrations for leading eDiscovery and DLP systems. Our Box Governance solution allows customers to manage retention policies, legal holds, and disposition of data.

•
Box Zones for In-Region Data Storage. Box Zones enables businesses around the globe to adopt Box as their modern content management platform, while letting them store and manage their data locally in certain regions. This helps organizations address region-specific compliance mandates associated with data residency and privacy.
•
Content Migration. Box Shuttle, our content migration offering, allows organizations of all sizes to easily and cost-effectively migrate their data into Box, regardless of file type or source system. Our powerful migration technology allows for in-depth analysis of existing data on 3rd party source systems, native simulation of the migration for testing purposes, and execution of a comprehensive migration that moves files, metadata, and version history. Additionally, organizations can seamlessly transform file permissions and ownership to ensure that users can continue work uninterrupted. With both self-serve and managed migration options available through Box Consulting, organizations can accelerate their digital transformation by quickly and easily migrating data into the cloud at petabyte scale.
•
Focus on Industry-Specific Capabilities. In order to facilitate easier and faster time to market, we offer industry-specific capabilities for those industries that have more complex content and collaboration challenges. These features target specific business problems within those industries with a combination of Box, integration with industry-specific partner technologies, and implementation expertise from Box Consulting and/or implementation partners. For example, Box GxP Validation provides life sciences companies with an approach for maintaining always-on GxP compliance in the cloud and enables organizations subject to Food and Drug Administration regulations to manage both unregulated and regulated content within Box. We successfully serve customers in highly regulated industries with specific requirements relating to compliance with certain security and regulatory standards, such as GxP and FedRAMP, and those required by HIPAA, FINRA, and the HITECH Act.
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

To give our customers the flexibility to choose between à la carte and bundled subscription options, we offer Box Shield, Box Governance, Box GxP, Box KeySafe, and Box Zones both as standalone add-ons and as part of our bundled Enterprise Plus plan.

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
•
Electronic Signatures. Box Sign, our natively integrated e-signature capability, allows organizations to easily digitize signature workflows, such as signing contracts, employment offers, or statements of work, right where their content lives – with enterprise-grade security, privacy, and compliance built in. Box Sign provides a seamless signer and sender experiences across web and mobile devices, with flexible template options, support for more than 20 languages, and additional security features like signer verification and password protection. We also offer an open API that allows organizations to power e-signatures in their custom integrations and applications, as well as integrations with tools like Salesforce to embed e-signature workflows in common business processes. Box Sign is available globally and Box Business and Enterprise plans include unlimited web-based signatures available at no additional cost.
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
•
Automation and Workflow Management. Box Relay, our no-code process automation tool for content-centric workflows, accelerates productivity by enabling anyone to build simple process automations without code. For example, documents can be routed to specific folders or flagged for user action based on the content of the document. In addition, we provide pre-built workflow templates and reporting capabilities to make it easy for users to track and manage their own workflows. This allows customers to accelerate the flow of information through their organizations and increase the efficiency of their business processes. Box Relay is available within our Business and Enterprise plans.

Integrations and Developer Platform

•
Easy Integration with Other Cloud-Based Applications. Our open platform allows for easy integration with other cloud-based and enterprise applications. We offer more than 1,500 pre-built integrations with partners including Microsoft, Google, Adobe, Slack, Palo Alto Networks, Salesforce.com, Zoom, Okta, IBM, Workday, and more, as well as an open API for organizations to integrate Box with other packaged and home-grown applications, including solution applications our customers build for their customers.
•
Box Platform. We provide a content Platform-as-a-Service (PaaS) product, known as Box Platform, which allows IT teams and third-party developers to extend the power of Box across their applications and build custom content experiences. With our easy-to-use APIs, businesses can create a single source of truth for their content, allowing IT teams to deploy key business applications while easily managing how content is accessed, collaborated on, and secured. Coupled with our robust developer tools, the Box Platform helps organizations accelerate their transformation into digital businesses by building applications faster, without having to invest in building their own content management infrastructure. We also give organizations the ability to apply machine learning algorithms from leading providers such as IBM, Microsoft, and Google, as well as specialized industry-specific vendors directly to content within Box using Box Skills. This eliminates the need for customers to create and manage separate document repositories for performing functions such as image and character recognition, video and audio analysis and transcriptions, and document analysis on business content, thus improving content searchability and business process automation. Box Platform is available as a standalone add-on and as part of our bundled Enterprise Plus plan.

Customers

As of January 31, 2022, we had over 100,000 paying organizations, and our solution was offered in 25 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services. Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT-sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; and (iv) organizations may purchase our Box Platform service to create custom business applications for their internal use and extended ecosystem of customers, suppliers and partners.

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

No customer represented 10% or more of our revenue in the year ended January 31, 2022. Our geographic revenue and segment information is set forth in Notes 2 and 15, respectively, of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Sales and Marketing

We offer our solution to customers as a subscription-based service, with subscription fees based on customer requirements, including the number of users and functionality deployed. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging from one month to three years or more. We typically invoice our customers at the beginning of the contract term, in multi-year, annual, quarterly or monthly installments. We recognize revenue as we satisfy our performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the term of the contract.

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

Sales and marketing expenses were $298.6 million, $275.7 million and $317.6 million for the years ended January 31, 2022, 2021 and 2020, respectively.

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

Research and development expenses were $218.5 million, $201.3 million and $199.8 million for the years ended January 31, 2022, 2021 and 2020, respectively.

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
•
strength of professional services organization; and
•
self-service content migration tools.

We believe that we compete favorably on the basis of these factors, primarily because of our industry-leading security and compliance, cloud-native approach to real-time, internal and external collaboration, integrations and open platform. Our ability to remain competitive will depend to a great extent upon our ongoing performance in the areas of product development, core technical innovation, platform and partner ecosystem, and customer support. In addition, many of our competitors may have greater name recognition, longer operating histories, larger marketing budgets, significantly greater resources and established relationships with our partners and customers, which can give them advantageous positioning for their products despite other competitive merits of respective product features and functionality. Some competitors may be able to devote greater resources to the development, promotion and sale of their products than we can to ours, which could allow them to respond more quickly than we can to new technologies and changes in customer needs.

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. As of January 31, 2022, our patents were set to expire between 2028 and 2040. We intend to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

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

Backlog

We generally sign annual and multi-year subscription contracts for our cloud content management services. The frequency of our invoices to each customer is negotiated and varies among our subscription contracts. We continued to focus on annual payment frequencies for multi-year contracts in the twelve months ended January 31, 2022. As a result, for multi-year contracts, we frequently invoice an initial amount at contract signing followed by subsequent annual invoices. Until amounts are invoiced, they are typically not recorded in deferred revenue, billings or elsewhere in our consolidated financial statements other than disclosed as part of remaining performance obligations. To the extent future invoicing is determined to be certain, we consider such future subscription invoices to be non-cancellable backlog, which is disclosed as part of remaining performance obligations. Future invoicing is determined to be certain when we have an executed non-cancellable contract or a significant penalty that is due upon cancellation, and invoicing is not dependent on a future event such as the delivery of a specific new product or feature, or the achievement of contractual contingencies. We had $541.5 million and $438.1 million of non-cancellable backlog as of January 31, 2022 and 2021, respectively. The increase of non-cancellable backlog as of January 31, 2022 was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings, longer customer contract durations, the addition of new customers, and the timing of customer-driven renewals.

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

Human Capital Resources

Our company is built on people: We call them Boxers. They come from a range of backgrounds and experiences, and each of them has a unique story to tell. Our goal is to fully leverage and engage the individual talents and capabilities of our diverse teams, ultimately creating an inclusive environment where Boxers feel they belong. As of January 31, 2022, we employed 2,172 people. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good. Box was recognized as #5 in Glassdoor Best Places to Work in 2022 and as one of Great Place to Work’s Best Workplaces for Parents in 2021.

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

When it comes to recruiting, our hiring philosophy is centered around the belief that building diverse teams enables us to do our best work. Our people and communities team hosts various training sessions focused on unconscious bias and interviewing best practices that are available to all Boxers through our LearnFest training series every quarter. Our recruiting team has specifically embedded unconscious bias topics into our company wide hiring guides, also known as the Box Recruiting Guides. Additionally, we have implemented programs such as culture interviewing and standardized assessments across the company to further limit unconscious bias in our hiring process. At our executive recruiting level, our policy is to interview at least one candidate from underrepresented backgrounds for all positions at the director level or above before making a hiring decision. At the university recruiting level, we have instituted programs to connect with underrepresented student groups and create a more fair and equitable hiring process. For example, our Box Business Fellowship provides students of historically underrepresented backgrounds with an opportunity to explore business careers in the tech industry. This program helps students develop the skills to succeed in tech industry roles and provides them with insights into the career opportunities available to them. In addition, participants in this program are also invited to an expedited interview process for available roles at Box.

We also ensure that Boxers can Bring their (_____) Self to Work by creating safe spaces for engagement and providing opportunities for networking and development, while promoting a culture of learning and allyship to ensure that the needs of underrepresented Boxers are supported. We support a dynamic array of employee-led resource communities for historically underrepresented groups and different communities at Box, including Box Women’s Network, Black Excellence Network, Latinx, Pride, and Box Vets, among others.

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

In response to the COVID-19 crisis, we convened a cross-functional team made up of leaders from across our organization who continue to meet frequently to ensure Boxers' safety and that business crisis plans are enacted, communicated, and running smoothly. As part of these plans, Box is currently offering flexible remote work arrangements to employees. To support the well-being of Boxers during these challenging times, we launched “Fresh Air Fridays” and "Mental Health Mondays," global company-wide days of paid time off, offered subscriptions to an app for meditation and mental health, partnered with a third-party family support system for families at Box, and provided additional paid time off for our employees, among other things.

Sustainability

Left unchecked, climate change disrupts the global economy, our company, and our stakeholders — so we take to heart our responsibility to protect the planet. We move organizations from legacy and paper-based processes to the cloud so customers can work securely and efficiently from anywhere. This reduces both office waste and commuting. As part of our mission to build a better world together, we have implemented various initiatives which include:

•
Doing our best work from anywhere: The COVID-19 crisis made our mission more critical by heightening the need for safe remote work at home and strong business continuity plans. Cloud technology, coupled with a flexible, open culture and best-of-breed solutions, allows us to work sustainably while supporting customers when and how they need us most.
•
Keeping our workplace green: We go to great lengths to reduce our impact and promote sustainability in our offices, especially as our offices begin to re-open. Some examples include using reusable bottles, plates, silverware, and sustainable packaging, while limiting single-use plastics; electric vehicle charging stations free to employees at Box headquarters; and certain subsidized transit benefits to U.S. employees returning to the office.
•
Renewable energy: We focus on continuing to reduce our carbon footprint and using data centers that have achieved, or have committed to achieve, 100% renewable energy targets.

•
The Green Team: As part of our company values, employees are encouraged to "be an owner" inside and outside Box. The Green Team is a Box employee group dedicated to protecting our planet. Among recent highlights by employee-led teams, our Redwood City office removed 200+ pounds of trash from Half Moon Bay and raised funds for the Nature Conservancy.

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
•
The Russian invasion of Ukraine, including the resultant economic impacts, may have an adverse effect on our business, operations, and future performance.
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
•
We depend on our key employees and other highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.
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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, if at all. Although our net retention rate has increased in recent quarters, we have also experienced periods where it has decreased and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 111% and 102% as of January 31, 2022 and 2021, respectively.

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

In March 2020, the World Health Organization declared COVID-19 a pandemic. Governments and municipalities around the world have instituted measures to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closures, travel restrictions, vaccine mandates, and closure of non-essential businesses. These measures have led to significant adverse economic impacts which have had, and could continue to have, an adverse impact on our business operations in a number of ways, including, without limitation, (1) disruptions to our sales operations and marketing efforts as a result of restrictions on our sales team's ability to travel and meet customers in person, (2) negative impacts on our customers and prospects that could result in (i) extended customer sales cycles, delayed spending on our services, impairment of our ability to collect accounts receivable, and (ii) reduced payment frequencies, demand for our services, renewal rates, and spending on our services, and (3) negative impacts to the financial condition or operations of our vendors and business partners, as well as disruptions to the supply chain of hardware needed to offer our services. Moreover, as a result of the COVID-19 pandemic, our offices in the United States have been closed since March 2020. Although we have begun re-opening offices in the United States for non-essential employees on a voluntary basis, our transition to a hybrid workforce (with a mix of employees working from offices and others working remotely) may lead to disruptions and decreased productivity and other adverse operational business impacts. The extent to which the COVID-19 pandemic and resultant economic impact affects our business, results of operations and financial condition will depend on future developments (such as the potential emergence of new variants, vaccines, treatments, and government responses to such developments), which are highly uncertain and cannot be predicted.

Adverse economic conditions may negatively impact our business.

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The United States and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect the industries to which we sell our services. An economic downturn, recession, or uncertainty about economic conditions, including the effects of COVID-19 and the Russian invasion of Ukraine, could cause customers to delay or reduce their information technology spending. This could result in reduced sales, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that cloud content management and collaboration spending levels will increase following any recovery.

If we are not able to successfully launch new products and services or provide enhancements or new features to our existing products and services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to enhance our existing services or offer new services such as our electronic signature offering, Box Sign, that achieve market acceptance or keep pace with rapid technological developments, our business could be adversely affected. The success of any new services or enhancements to our existing services depends on several factors, including their timely completion, introduction and market acceptance. We also may experience business or economic disruptions that could adversely affect the productivity of our employees and result in delays in our product development process. For example, we have begun re-opening our offices in the United States to non-essential personnel for the first time in two years and transitioning to a hybrid workforce (with a mix of employees working from offices and others working remotely), which may lead to disruptions and decreased productivity that could result in delays in our product development process. Failure in this regard may significantly impair our revenue growth and our future financial results. In addition, because our services are designed to operate on a variety of systems, we must continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems, and other software, communication, browser and database technologies. We may not be successful in developing these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

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

Our customer subscription agreements provide service level commitments. If we are unable to meet our service level commitments or suffer periods of downtime that exceed the periods allowed under our customer agreements, we may be obligated to provide customers with service credits which could significantly impact our revenue in the period in which the downtime occurs and the credits could be due. We have encountered issues in the past, and may again in the future, that have caused Box services to be temporarily unavailable. We could also face subscription terminations, which could significantly impact our current and future revenue. Any extended service outages could also adversely affect our reputation, which would also impact our future revenue and operating results.

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
•
adverse tax consequences; and
•
unstable regional, economic, social and political conditions, such as the Russian invasion of Ukraine.

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the relative value of the U.S. dollar and foreign currencies may impact our operating results. We currently manage our exchange rate risk by matching foreign currency assets with payables and by maintaining minimal non-U.S. dollar cash reserves, but we do not have any other hedging programs in place to limit the risk of exchange rate fluctuation. In the future, however, to the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. We cannot be certain such practices will ultimately be available and/or effective at mitigating all foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, any hedging strategies we deploy are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be adversely affected in the future.

In addition, the United Kingdom’s (UK) withdrawal from the European Union (EU), or Brexit, became effective on January 31, 2020. The UK and EU subsequently signed an EU-UK Trade and Cooperation Agreement. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forward, however there continues to be uncertainty over the practical consequences of Brexit. Many of the regulations that now apply in the UK will likely be amended in the future as the UK determines its new approach, which may result in significant divergence from EU regulations. This lack of clarity could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, among other things. Any of these effects of Brexit, among others, could adversely affect our operations, especially in the United Kingdom, and our financial results.

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

We incurred net losses of $41.5 million, $43.4 million, and $144.3 million in our fiscal years ended January 31, 2022, 2021 and 2020, respectively. As of January 31, 2022, we had an accumulated deficit of $1.4 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. As a result, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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
•
network or service outages, internet disruptions, disruptions to the availability of our service, or actual or perceived security breaches, incidents and vulnerabilities;
•
general economic, industry and market conditions, including those caused by the COVID-19 pandemic and the Russian invasion of Ukraine;
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

The services we offer involve the storage of large amounts of our and our customers’ sensitive and proprietary information, some of which may be considered personally identifiable. Cyberattacks and other malicious internet-based activity, including ransomware, malware and viruses, continue to increase in frequency and magnitude and we face security threats from malicious third parties that could obtain unauthorized access to, or disrupt, our systems, infrastructure and networks. These threats may come from a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations, hacking groups and individuals and insider threats. These sources can also implement social engineering techniques to induce our partners, users, employees or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ data. Hackers that acquire user account information at other companies can attempt to use that information to compromise the accounts of personnel, or our users’ accounts if an account shares the same sensitive information such as passwords. As we increase our customer base, our brand becomes more widely known and recognized, and our service is used in more heavily regulated industries where there may be a greater concentration of sensitive and protected data, such as healthcare, government, life sciences, and financial services, we may become more of a target for these malicious third parties.

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

There can be no assurance that any security measures that we or third parties on which we rely have implemented will be effective against current or future security threats, and we cannot guarantee that our systems and networks or those of such third parties have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain bugs, vulnerabilities, or compromised code that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us or our products or services. Given that our customers manage significant amounts of sensitive and proprietary information on our platform, and many of our customers are in heavily regulated industries where there may be a greater concentration of sensitive and proprietary data, our reputation and market position are particularly sensitive to impacts from actual or perceived security breaches or incidents, security vulnerabilities, or concerns regarding security. If our security measures or those of third parties on which we rely are or are believed to be inadequate or breached or otherwise compromised as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques, improper user configuration or otherwise, and this results in, or is believed to result in, unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of our data or our customers’ data, or any other disruption of the confidentiality, integrity or availability of our data or our customers’ data, we could incur significant liability to various parties, including our customers and individuals or organizations whose information is stored by our customers, and our business, reputation or competitive position may be harmed. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents or vulnerabilities. We also expect to incur significant costs in our ongoing efforts to detect and prevent security breaches and other security-related incidents, and in the event of actual or perceived security breaches or other security-related incidents. Additionally, our service providers may suffer, or be perceived to suffer, data security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

Our customer contracts often include (i) specific obligations that we maintain the availability of the customer’s data through our service and that we secure customer content against unauthorized access or loss, and (ii) provisions whereby we indemnify our customers for third-party claims asserted against them that result from our failure to maintain the availability of their content or securing the same from unauthorized access or loss. While our customer contracts contain limitations on our liability in connection with these obligations and indemnities, if an actual or perceived security breach or incident occurs, the market perception of the effectiveness of our security measures could be harmed, we could be subject to indemnity or damage claims in certain customer contracts, and we could lose future sales and customers, any of which could harm our business and operating results. Furthermore, while our errors and omissions insurance policies include liability coverage for certain of these matters, if we experience a security breach or other incident, we could be subject to indemnity claims or other damages that exceed our insurance coverage. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Privacy concerns and laws or other regulations may reduce the effectiveness of our services and harm our business.

Users can use our services to store identifying information or information that otherwise is considered personal information. Federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers, businesses and other individuals and entities. Data protection, privacy, consumer protection, cybersecurity and other laws and regulations, particularly in Europe, are often more restrictive than those in the United States. The costs of compliance with, and other burdens imposed by, such laws, policies and regulations that apply to our business or our customers’ businesses may limit the use and adoption of our services and reduce overall demand for them.

These laws and regulations, which may be enforceable by private parties and/or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission enacted the General Data Protection Regulation (GDPR), which imposes significant obligations on companies regarding the handling of personal data and provides for penalties for noncompliance of up to the greater of 20 million euros or four percent of a company’s global revenue. Further, local data protection authorities in Europe may adopt regulations and/or guidance more stringent than the GDPR, which may impose additional compliance costs or other burdens that impact our business. In 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield framework, and imposed additional obligations on companies when relying on model contractual clauses approved by the European Commission (EC) to transfer personal data from the EU to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield in light of the CJEU’s decision. These developments or other developments relating to cross-border data transfer may result in the EC and European data protection regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the European Economic Area (EEA), Switzerland, or the United Kingdom (UK) to the U.S. On June 4, 2021, the EC published new standard contractual clauses (SCCs) that are required to be implemented by companies relying on the SCCs as a basis for cross-border transfers of personal data. These or other developments relating to cross-border data transfer also may require us to change our policies and practices, engage in additional contractual negotiations, and undertake additional measures to legitimize personal data transfers, which may result in increased costs of compliance and limitations on our customers and us. This CJEU decision or other legal challenges relating to cross-border data transfers may serve as a basis for challenges to our personal data handling practices, or those of our customers, and may otherwise adversely impact our business, financial condition and operating results.

Brexit has created uncertainty around data protection issues and could lead to further legislative and regulatory changes. For example, the UK Data Protection Act of 2018 substantially implements the GDPR in the UK and was the subject of statutory amendments that further aligned it with the GDPR in 2019. In June 2021, the EC announced a decision that the UK is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the UK from the EEA. It remains unclear how UK data protection laws or regulations will develop, and how data transfers to and from the United Kingdom will be regulated, over time.

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in November 2020. The CPRA’s substantive provisions become effective on January 1, 2023, and new guidance and supporting regulations are expected to be introduced by July 1, 2022. The CPRA will replace the CCPA and may potentially result in further uncertainty and require us to incur additional costs and expenses. Further, similar privacy legislation has been proposed and/or enacted in other states. Aspects of the interpretation and enforcement of the CCPA, CPRA and other enacted and proposed state laws remain unclear. We cannot fully predict the impact of these laws on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. There also have been a number of other recent legislative proposals in the United States, at both the federal and state level, that would impose new obligations in areas such as privacy and liability for copyright infringement by third parties.

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

We also expect laws, regulations, industry standards and other obligations worldwide relating to privacy, data protection, ransomware and cybersecurity to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. We cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of, existing laws and regulations, industry standards, or other obligations may have on us or our business. Moreover, these existing and proposed laws, regulations, standards, and other actual or asserted obligations can be difficult and costly to comply with, delay or impede the development or adoption of our products and services, reduce the overall demand for our products and services, increase our operating costs, require modifications to our policies, practices, or products or services, require significant management time and attention, and slow the pace at which we close (or prevent us from closing) sales transactions. Additionally, any actual or alleged noncompliance with these laws, regulations, standards, or other actual or asserted obligations could result in negative publicity and subject us to investigations and other proceedings by regulatory authorities, claims, demands, and litigation by private entities, or other requested remedies or demands, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties and other damages and liabilities. In addition to the possibility of fines, proceedings, demands, claims, and litigation, we may find it necessary or appropriate to fundamentally change our business activities and practices, including the establishment of in-region data storage or other data processing operations, or modify or cease offering certain products or services, any of which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new offerings and features could be limited.

Furthermore, government agencies may seek to access sensitive information that our users upload to Box, or restrict users’ access to Box. Laws and regulations relating to government access and restrictions are evolving, and compliance with such laws and regulations could limit adoption of our services by users and create burdens on our business. Moreover, regulatory investigations into, or other proceedings by regulators or private entities involving, our compliance with privacy-related laws and regulations could increase our costs and divert management attention.

If we are not able to satisfy data protection, security, privacy, and other government- and industry-specific requirements, our growth could be harmed.

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. Our customers also expect, and in some instances require, us to meet voluntary certifications or adhere to guidelines or standards established by third parties, to offer particular controls, or otherwise support customer-specific requirements. Although we currently have certain certifications such as AICPA SOC 1, 2 and 3 reports, and ISO/IEC 27001, 27017, and 27018, we may not be successful in continuing to maintain those certifications or in obtaining other certifications or otherwise being able to adhere to or comply with all customer requirements. In addition, some of the industries we serve have industry-specific requirements relating to compliance with certain security and regulatory standards, such as GxP and FedRAMP, and those required by HIPAA, FINRA, and the HITECH Act. As we expand into new industries and regions, we will likely need to comply with these and other new requirements to compete effectively. We may not always be able to support or comply with all of these customer requirements. If we cannot adequately comply with these requirements, our growth could be adversely impacted, we may face a loss of customers or difficulty attracting new customers in impacted industries, and we could incur significant liability and our reputation and business could be harmed.

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

We have experienced significant growth in the number of users and the amount of data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet our customers’ needs. We also seek to maintain excess capacity to facilitate the rapid provisioning of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our services. However, the provision of new hosting infrastructure requires significant lead-time. We have experienced, and may in the future experience, website disruptions, incidents of data corruption and loss, service outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, changes to our core services architecture, changes to our infrastructure necessitated by legal and compliance requirements governing the storage and transmission of data, human or software errors, viruses, security attacks, fraud, spikes in customer usage, primary and redundant hardware or connectivity failures, dependent data center and other service provider failures and denial of service issues. Additionally, our ability to properly manage our technical operations infrastructure depends on the reliability of the global supply chain for hardware, network, and platform infrastructure equipment. Significant and unforeseen disruptions to the supply chain may impede our ability to meet our infrastructure capacity requirements. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time, which may harm our reputation and operating results. Furthermore, if we encounter any of these problems in the future, our customers may lose access to important data or experience data corruption or service outages that may subject us to financial penalties, other liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our business.

Interruptions or delays in service from our third-party data center hosting facilities and cloud computing and hosting providers could impair the delivery of our services and harm our business.

We currently store and process our customers’ information within multiple third-party data center hosting facilities located in Nevada and, increasingly, in third-party cloud computing and hosting facilities inside and outside of the United States. As we continue to migrate more of our storage and processing operations to cloud computing and hosting facilities operated by third parties, our service will become more susceptible to interruptions or delays that are out of our direct control. Similarly, as part of our disaster recovery arrangements, our production environment and metadata related to our customers’ data is currently replicated in near real time in facilities located in Nevada. In addition, all of our customers’ data is typically replicated on third-party storage platforms located inside and outside of the United States. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct, including by state-sponsored or otherwise well-funded actors. Any damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service, which may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken at our third-party data center hosting facilities, the occurrence of disasters, security issues (including an act of terrorism or an armed conflict), certain geopolitical events, labor or trade disputes, or pandemics (such as COVID-19), could lead to a decision to close the facilities without adequate notice or other unanticipated problems that result in lengthy interruptions in our service or cause us to not comply with certification requirements. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. We have encountered issues in the past, and may again in the future, that have caused Box services to be temporarily unavailable. As we migrate from data centers we currently operate to third-party cloud computing and hosting providers, we may move or transfer our data and our customers' data. Despite precautions taken during any of these data center moves and data transfers, any unsuccessful data transfers may impair the delivery of our service and materially and adversely disrupt our operations and our service delivery to our customers, which could result in contractual penalties or damage claims from customers. In addition, changes to our data center infrastructure could occur over a period longer than planned, require greater than expected investment and other internal and external resources and cause us to incur increased costs as we operate multiple data center facilities. It may also take longer than expected to realize the intended benefits from any data center infrastructure migrations and improvements, and disruptions or unexpected costs may continue to occur while we enhance our data center infrastructure.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, such as alliance partners, resellers, distributors, system integrators and developers. For example, we have entered into agreements with partners such as Google, IBM, Macnica Networks, Microsoft, Mitsui Knowledge Industry and Salesforce to market, resell, integrate with or endorse our services. Identifying partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources.

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

Risks Related to Employees and Managing Our Growth

We depend on our key employees and other highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, we may not be able to grow effectively.

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

We will need to continue to optimize our sales infrastructure in order to grow our customer base and business. As a result of the COVID-19 pandemic, we have temporarily restricted most business-related travel, which may negatively impact our ability to recruit and train our sales force. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. If we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not realize the intended benefits of this investment or increase our revenue.

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends on developing or licensing our own intellectual property and not infringing upon the valid intellectual property rights of others. Our competitors, as well as a number of other entities, including non-practicing entities, and individuals, may own or claim to own intellectual property relating to our industry.

From time to time, third parties have claimed, and in the future may claim, that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify services, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations. During the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts or investors regard these announcements as negative, the market price of our Class A common stock may decline.

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

On occasion, we may need additional financing for a variety of reasons, including operating or growing our business, responding to business opportunities, undertaking acquisitions, or repaying our convertible senior notes. For example, in May 2021, we issued and sold 500,000 shares of our Series A Convertible Preferred Stock for an aggregate purchase price of $500 million. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets and other factors. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed.

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

As of January 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $700.2 million, state net operating loss carryforwards of approximately $571.2 million, and foreign net operating loss carryforwards of approximately $313.0 million. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. If we experience ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

In January 2021, we issued $345.0 million aggregate principal amount of convertible senior notes (the “Notes”). Prior to October 15, 2025, the Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. We have made an irrevocable election to settle the principal of the Notes in cash upon any conversion of the Notes. As a result, if holders of the Notes elect to convert their Notes, we will be required to make cash payments in respect of the Notes being converted. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If the Notes have not previously been converted or repurchased, we will be required to repay the Notes in cash at maturity.

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

In May 2021, we issued 500,000 shares of our Series A Convertible Preferred Stock to a group of investors led by KKR. The holders of our Series A Convertible Preferred Stock are generally entitled to vote with the holders of our Class A common stock on all matters submitted for a vote of holders of shares of Class A common stock (voting together with the holders of shares of Class A common stock as one class) on an as-converted basis.

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

We also lease offices in other locations, with our principal offices in San Francisco, California; Austin, Texas; New York, New York; Chicago, Illinois; London, England; Tokyo, Japan; and Warsaw, Poland. We intend to procure additional space as we add employees in our current locations and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

Item 3. LEGAL PROCEEDINGS

Refer to Note 9 in Part II, Item 8 of this Annual Report on Form 10-K under the subheading “Legal Matters,” which is incorporated herein by reference.

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

Holders of Record

As of February 28, 2022, there were 140 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

Dividend Policy

We have never declared or paid cash dividends on our Class A common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our Class A common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Holders of our Series A convertible preferred stock are entitled to a cumulative dividend. Refer to Note 11 in Part II, Item 8 of this Annual Report on Form 10-K for more information about such dividends.

Unregistered Sales of Equity Securities

We did not sell any equity securities which were not registered under the Securities Act during the fiscal year ended January 31, 2022 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.

Issuer Purchases of Equity Securities

Share repurchase activity during the three months ended January 31, 2022 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2021 to November 30, 2021	721	$24.10	721	$54,419
December 1, 2021 to December 31, 2021	1,847	$26.17	1,847	$206,075
January 1, 2022 to January 31, 2022	2,942	$25.36	2,942	$131,487
Total	5,510		5,510

(1)
On July 9, 2021, our board of directors authorized a $260 million share repurchase plan (Share Repurchase Plan) to opportunistically repurchase additional shares of our Class A common stock. Under this plan, shares may be repurchased in open market transactions until February 28, 2022. In July 2021, we entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 to effect repurchases under our Share Repurchase Plan. On November 27, 2021, our board of directors authorized a $200 million expansion of the Share Repurchase Plan and an extension of the expiration date of the repurchase plan to February 28, 2023.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the NASDAQ Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on January 31, 2017 and its relative performance is tracked through January 31, 2022. The returns shown are based on historical results and are not intended to suggest future performance.

	Base
	Period
Company/Index	01/31/2017	01/31/2018	01/31/2019	01/31/2020	01/31/2021	01/31/2022
Box, Inc.	$100	$130	$123	$88	$102	$153
S&P 500 Index	100	124	119	142	163	198
NASDAQ Computer Index	100	141	138	199	291	365

Item 6. [RESERVED]

Not applicable.

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

In addition, we continue to innovate by expanding our core services and offerings with a focus on frictionless security and compliance, seamless internal and external collaboration and workflow, and integration with best-of-breed applications. For example, we provide Box Shield, our advanced security offering that helps customers reduce the risk of accidental content leakage and protect their business from insider threats and account compromise; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information throughout its lifecycle; Box Relay, which allows our end users to easily build, manage and track their own workflows; Box Sign, which enables customers to securely send documents for electronic signature directly from Box; Box Platform, which further enables customers and partners to build enterprise apps using our open APIs and developer tools; and Box Zones, which gives global customers the ability to store their content locally in certain regions. We also offer self-service and managed content migration services with Box Shuttle, and with Box Consulting, we also provide in-house professional services such as implementation support, assisted content migration, and change management. The increasing traction of these product innovations allows our customers to realize the full set of capabilities of our Content Cloud.

We offer our solution to our customers as a subscription-based service, with subscription fees based on the requirements of our customers, including the number of users and functionality deployed. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging from one month to three years or more. We typically invoice our customers at the beginning of the term, in multi-year, annual, quarterly or monthly installments. We recognize revenue as we satisfy our performance obligations. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the term of the contract.

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

As of January 31, 2022, we had over 100,000 paying organizations, and our solution was offered in 25 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT- sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; and (iv) organizations may purchase our Box Platform service to create custom business applications for their internal use and extended ecosystem of customers, suppliers and partners. Customers can choose between an a la carte approach (i.e., by purchasing specific add-on products to complement their Box subscription) or one of our bundled Enterprise Plus plan, which include multiple add-on products to help accelerate customer time to value.

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

Current Period Highlights

For the years ended January 31, 2022 and 2021, our revenue was $874.3 million and $770.8 million, respectively, representing year-over-year growth of 13%. As of January 31, 2021, our remaining performance obligations were $1.1 billion, representing a 19% increase from our remaining performance obligations of $896.9 million as of January 31, 2021. For the year ended January 31, 2022, our operating loss was $27.6 million, and our operating margin was negative 3%, compared to our operating loss of $37.6 million and our operating margin of negative 5% for the year ended January 31, 2021. Our operating loss included $15.6 million in fees related to shareholder activism during the year ended January 31, 2022, compared to $1.4 million during the year ended January 31, 2021. For the year ended January 31, 2022, our net cash provided by operating activities was $234.8 million, compared to our net cash provided by operating activities of $196.8 million for the year ended January 31, 2021. For the year ended January 31, 2022, our free cash flow was positive $170.2 million, an increase of $49.9 million from our free cash flow of positive $120.3 million for the year ended January 31, 2021.

Continuous Innovation

Despite the pandemic’s impact, we were able to continue delivering product innovation throughout our fiscal year 2022. During the fiscal year ended January 31, 2022, we launched several new products including, but not limited to:

•
Box Sign – an e-signature solution natively integrated into Box. The launch of Box Sign includes unlimited web-based signatures and a robust set of APIs, enabling businesses to digitize and modernize the way agreements are managed and governed in the cloud;
•
New self-service migration tools for customers as part of Box Shuttle, our cost-effective and easy-to-use content migration service;
•
New all-in subscription plan, Box Enterprise Plus, which gives customers access to all of our most valued products in one simple package, with the ability to migrate up to 20 terabytes of data from legacy network files shares, Sharepoint online, and enterprise file sync & share tools in Box at no cost using Box Shuttle;
•
Major new developments in our partnership with Microsoft, including giving customers the ability to default to Box as a storage option in Microsoft Teams, and the ability to co-author in real time in the Microsoft Office desktop and mobile apps, with all content saved to the Box Content Cloud; and
•
New deep learning-based malware scanning in Box Shield, to enable even more rigorous protections against sophisticated malware attacks, including ransomware.

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

Although the COVID-19 pandemic has not had a material adverse impact on our financial results for our fiscal year 2022, the pandemic has negatively impacted some of our customers and prospects. As a result, we have experienced, and may continue to experience, increased customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets related to services that we offer. Despite these adverse impacts, the COVID-19 pandemic has fundamentally changed how organizations get work done, with many businesses shifting to remote and hybrid remote work environments. This shift has created additional opportunities for Box by enabling our customers’ and prospects’ employees to engage in secure remote work through our platform.

The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time, and include the severity and duration of the pandemic, the occurrence of breakthrough cases and COVID-19 variants, the availability, effectiveness, and administration of COVID-19 vaccines globally, actions that may be taken by government authorities to contain the virus and minimize its economic impact, passing or not passing of further stimulus packages by governments, the impact of COVID-19 on our customers, business partners, and employees, and other factors identified in Part I, Item 1A "Risk Factors" of this Form 10-K. As a result, the extent and magnitude of the impact COVID-19 will have on our business and operating results cannot be predicted at this time.

Our Business Model

Our business model focuses on maximizing the lifetime value of a customer relationship. We make significant investments in acquiring new customers and believe that we will be able to achieve a positive return on these investments by retaining customers, cross-selling our add-on products and expanding the size of our deployments within our customer base over time. In connection with the acquisition of new customers, we incur and recognize significant upfront costs. These costs include sales and marketing costs associated with acquiring new customers, such as sales commission expenses, a portion of which are deferred and then amortized over a period of benefit, and marketing costs, which are expensed as incurred. We recognize revenue as we satisfy our performance obligations to customers. Accordingly, due to our subscription model, we recognize revenue for our subscription services ratably over the term of the contract.

We experience a range of profitability with our customers depending in large part upon their current stage. We generally incur higher sales and marketing expenses for new customers and existing customers who are still in an expanding stage. For new customers and for customers who are expanding their use of Box, our associated sales and marketing expenses typically represent a higher portion of revenue for the initial subscription term for new customers or the remaining subscription term for existing customers. For customers who are renewing their Box subscriptions, our associated sales and marketing expenses are significantly less than the revenue we recognize from those customers over the term of the renewed subscription. These differences are primarily driven by the higher compensation we provide to our sales force for new customers and customer subscription expansions compared to the compensation we provide to our sales force for routine subscription renewals by customers. We have experienced, and expect to continue to experience, lower sales and marketing expenses as a percentage of revenue as our existing customer base grows over time and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments.

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

	Year Ended January 31,
	2022	2021	2020
Remaining performance obligations (period end)	$1,070.8	$896.9	$767.8
Remaining performance obligations growth rate	19%	17%	12%
Billings	$941.9	$812.5	$745.1
Billings growth rate	16%	9%	11%
Free cash flow	$170.2	$120.3	$(7.2)
Net retention rate (period end)	111%	102%	104%

Remaining Performance Obligations

Remaining performance obligations (RPO) represent, at a point in time, contracted revenue that has not yet been recognized. RPO consists of deferred revenue and backlog, offset by contract assets. Backlog is defined as non-cancellable contracts deemed certain to be invoiced and recognized as revenue in future periods. Future invoicing is determined to be certain when we have an executed non-cancellable contract or a significant penalty that is due upon cancellation, and invoicing is not dependent on a future event such as the delivery of a specific new product or feature, or the achievement of contractual contingencies. While Box believes RPO is a leading indicator of revenue as it represents sales activity not yet recognized in revenue, it is not necessarily indicative of future revenue growth as it is influenced by several factors, including seasonality of contract renewal timing, average contract terms and foreign currency exchange rates. Box monitors RPO to manage the business and evaluate performance.

RPO as of January 31, 2022 was $1.1 billion, an increase of 19% from January 31, 2021. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings, longer customer contract durations, the addition of new customers, and the timing of customer-driven renewals.

Billings

Billings represent our revenue plus the changes in deferred revenue and contract assets in the period. Billings we record in any particular period primarily reflect subscription renewals and expansion within existing customers plus sales to new customers, and represent amounts invoiced for all of our products and professional services. We typically invoice our customers at the beginning of the term, in multi-year, annual, quarterly or monthly installments. If the customer negotiates to pay the full subscription amount at the beginning of the period, the total subscription amount for the entire term will be reflected in billings. If the customer negotiates to be invoiced annually or more frequently, only the amount billed for such period will be included in billings.

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

Billings during the year ended January 31, 2022 were $941.9 million, an increase of 16% from the year ended January 31, 2021. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings, the addition of new customers, and the timing of customer-driven renewals.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Year Ended January 31,
	2022	2021	2020
GAAP revenue	$874,332	$770,770	$696,264
Deferred revenue, end of period	534,242	465,613	423,849
Less: deferred revenue, beginning of period	(465,613)	(423,849)	(375,041)
Contract assets, beginning of period	25	—	3
Less: contract assets, end of period	(1,111)	(25)	—
Billings	$941,875	$812,509	$745,075

Free Cash Flow

We define free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify adjusting items in our reconciliation of GAAP to non-GAAP financial measures. We consider free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of free cash flow to net cash provided by operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section at the end of Item 7 of this Annual Report on Form 10-K. The presentation of free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

For the year ended January 31, 2022, free cash flow was $170.2 million, an increase of $49.9 million from the year ended January 31, 2021. The increase in free cash flow was primarily driven by an increase in cash provided by operating activities of $38.0 million, a decrease in principal payments of finance lease liabilities of $9.6 million and a decrease in capital expenditures of $4.3 million, partially offset by an increase in capitalized internal-use software costs of $2.0 million. The increase in cash provided by operating activities was driven by the increase in revenue outpacing the increase in cash expenses compared to the prior period, adjusted for the timing of working capital.

Net Retention Rate

Net retention rate is defined as the net percentage of Total Annual Recurring Revenue (Total ARR) retained from existing customers, including expansion. We define Total ARR as the annualized recurring revenue from all active customer contracts at the end of a reporting period. We adjust exchange rates used to calculate Total ARR on an annual basis, at the beginning of each fiscal year. We calculate constant currency Total ARR growth rates by applying the current period rate to prior period results. We calculate our net retention rate as of a period end by starting with the Total ARR from customers as of 12 months prior to such period end (Prior Period Total ARR). We then calculate Total ARR from these same customers as of the current period end (Current Period Total ARR). Finally, we divide the Current Period Total ARR by the Prior Period Total ARR to arrive at our net retention rate. In calculating our net retention rate, we include only Total ARR associated with those customers who have subscribed to Box for at least 12 months. We present net retention rate on a constant currency basis to provide a framework for assessing how our business performed excluding the effects of foreign currency rate fluctuations. We believe our net retention rate is an important metric that provides insight into the long-term value of our subscription agreements and our ability to retain and grow revenue from our customer base. Net retention rate is an operational metric and there is no comparable GAAP financial measure to which we can reconcile this particular key metric.

Our net retention rate was 111%, 102%, and 104% as of January 31, 2022, 2021 and 2020, respectively. Our net retention rates were primarily attributable to seat growth in existing customers and strong attach rates of add-on products and our bundled Enterprise Plus plan. As our customers purchase add-on products or our bundled Enterprise Plus plan, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, have been significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

Components of Results of Operations

Revenue

We derive our revenue primarily from three sources: (1) subscription revenue, which is comprised of subscription fees from customers who have access to our content cloud platform including routine customer support; (2) revenue from customers purchasing our premier services package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

To date, practically all of our revenue has been derived from subscription and premier services. Subscription and premier services revenue are driven primarily by the number of customers, the number of seats sold to each customer and the price of our services.

We recognize revenue as we satisfy our performance obligation. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the contract term. We typically invoice our customers at the beginning of the term, in multi-year, annual, quarterly or monthly installments. Our subscription and premier services contracts are typically non-cancellable and do not contain refund-type provisions. The majority of our customers subscribe to our service through one-year contracts, although we also offer our services for terms ranging between one month to three years or more.

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

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States and, as applicable, changes in our deferred taxes and related valuation allowance positions, uncertain tax positions, and taxes associated with jurisdictional transfers of intellectual property.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands and as a percentage of our revenue):

	Year Ended January 31,
	2022	2021	2020
Consolidated Statements of Operations Data:
Revenue	$874,332	$770,770	$696,264
Cost of revenue (1)	249,484	224,738	215,577
Gross profit	624,848	546,032	480,687
Operating expenses:
Research and development (1)	218,523	201,262	199,750
Sales and marketing (1)	298,635	275,742	317,615
General and administrative (1)	135,316	106,670	102,794
Total operating expenses	652,474	583,674	620,159
Loss from operations	(27,626)	(37,642)	(139,472)
Interest and other expense, net	(9,838)	(4,584)	(3,466)
Loss before provision for income taxes	(37,464)	(42,226)	(142,938)
Provision for income taxes	3,995	1,207	1,410
Net loss	(41,459)	(43,433)	(144,348)
Dividend on series A convertible preferred stock	(10,911)	—	—
Accretion of series A convertible preferred stock	(1,508)	—	—
Net loss attributable to common stockholders	$(53,878)	$(43,433)	$(144,348)

(1)
Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2022	2021	2020
Cost of revenue	$20,093	$18,936	$16,769
Research and development	68,063	61,145	62,565
Sales and marketing	52,547	42,015	38,030
General and administrative	38,271	32,196	28,624
Total stock-based compensation	$178,974	$154,292	$145,988

	Year Ended January 31,
	2022	2021	2020
Percentage of Revenue:
Revenue	100%	100%	100%
Cost of revenue (1)	29	29	31
Gross profit	71	71	69
Operating expenses:
Research and development (1)	25	26	29
Sales and marketing (1)	34	36	45
General and administrative (1)	15	14	15
Total operating expenses	74	76	89
Loss from operations	(3)	(5)	(20)
Interest and other expense, net	(1)	(1)	(1)
Loss before provision for income taxes	(4)	(6)	(21)
Provision for income taxes	(1)	—	—
Net loss	(5)%	(6)%	(21)%

(1)
Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2022	2021	2020
Cost of revenue	2%	3%	2%
Research and development	8	8	9
Sales and marketing	6	5	6
General and administrative	4	4	4
Total stock-based compensation	20%	20%	21%

A discussion regarding our financial condition and results of operations for the year ended January 31, 2022 compared to the year ended January 31, 2021 is presented below. A discussion regarding our financial condition and results of operations for the year ended January 31, 2021 compared to the year ended January 31, 2020 can be found under Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 19, 2021, which is available on the SEC’s website at www.sec.gov.

Comparison of the Years Ended January 31, 2022 and 2021

Revenue

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue	$874,332	$770,770	$103,562	13%

The increase in revenue was primarily driven by an increase in the number of large deals and higher attach rates of our bundled offering. The increase in subscription services was also driven by the addition of new customers, as the number of paying organizations increased by 6% from January 31, 2021 to January 31, 2022. In the year ended January 31, 2022, we experienced significant growth in the Japan market, driving an increase in revenue from non-U.S. customers to 32%, compared to 28% in the year ended January 31, 2021. This increase was partially offset by customers partially churning their deployment with Box.

Cost of Revenue

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$249,484	$224,738	$24,746	11%
Percentage of revenue	29%	29%

The increase in absolute dollars during the fiscal year was primarily due to an increase of $14.5 million in hosted data service costs and bandwidth, an increase of $5.1 million in acquired intangible assets amortization, and an increase of $3.4 million in enterprise subscription software costs. Cost of revenue as a percentage of revenue remained flat year-over-year. We expect our cost of revenue to increase in dollars but decrease as a percentage of revenue over time as we continue to optimize data center efficiencies and invest in public cloud infrastructure.

Research and Development

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$218,523	$201,262	$17,261	9%
Percentage of revenue	25%	26%

The increase in absolute dollars during the fiscal year was primarily due to an increase of $7.0 million in stock-based compensation expense driven by equity grants to existing and new employees, an increase of $5.7 million in employee and related costs due to higher headcount, an increase of $1.5 million in enterprise subscription software costs, and an increase of $1.3 million in consulting services. Research and development expenses as a percentage of revenue decreased 100 basis points year-over-year. We continue to invest in enhancements of our products and services, developing new products, and further differentiating our offerings. We expect our research and development expenses to increase in dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our content cloud product offerings and services.

Sales and Marketing

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$298,635	$275,742	$22,893	8%
Percentage of revenue	34%	36%

The increase in absolute dollars during the fiscal year was primarily due to an increase of $10.5 million in stock-based compensation expense due to equity grants to existing and new employees, an increase of $9.2 million in commission expense, driven by growth in sales and improved pacing of sales, and an increase of $4.7 million in employee and related costs due to higher headcount. The increase in sales and marketing expenses was partially offset by a decrease of $1.4 million in travel-related costs due to the COVID-19 pandemic. Sales and marketing expenses as a percentage of revenue decreased 200 basis points year-over-year due to our focus on driving greater efficiency from our solution selling strategy and simplifying our product offerings, as well our focus on higher performing geographies and segments producing a greater return on investment.

Our sales and marketing expenses are generally higher for acquiring new, or expanding existing, customers than for renewals of existing customer subscriptions. We expect to continue to invest in capturing our large market opportunity globally and capitalize on our competitive position with continued focus on our profitability objectives. We expect our sales and marketing expenses to increase in dollars but decrease as a percentage of revenue over time as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments and as we continue to focus on improving sales productivity and simplifying our product offerings. While we expect certain expenses that were reduced due to COVID-19 to increase over time, we currently do not expect to return to pre-COVID-19 levels, even after we return to an office-based environment.

General and Administrative

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$135,316	$106,670	$28,646	27%
Percentage of revenue	15%	14%

The increase in absolute dollars during the fiscal year was primarily due to an increase of $14.2 million in fees related to shareholder activism, an increase of $5.9 million in stock-based compensation expense driven by equity grants to existing and new employees, an increase of $2.2 million in consulting and audit services, an increase of $2.2 million in employee and related costs driven by the annual merit increase to salaries, and a $1.0 million impairment charge related to capitalized cloud computing arrangements. General and administrative expense as a percentage of revenue increased 100 basis points year-over-year. We expect our general and administrative expense to slowly increase in dollars but to decrease as a percentage of revenue over time as we benefit from greater operational efficiency.

Interest Expense, Net and Other Income (Loss), Net

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest and other expense, net	$(9,838)	$(4,584)	$(5,254)	*

* Percentage change not meaningful

The increase in absolute dollars during the fiscal year was primarily due to an increase of $6.2 million in foreign currency losses, an increase of $1.2 million in the amortization of issuance costs related to our convertible debt, and a decrease of $0.3 million in interest income from our certificates of deposit and money market funds due to a lower interest rate environment. This was partially offset by a decrease of $2.4 million in interest expense related to our finance leases and line of credit.

Provision for Income Taxes

	Year Ended January 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$3,995	$1,207	$2,788	231%

The increase in absolute dollars during the fiscal year was due to $1.6 million in higher foreign tax expense from recurring operations and $1.0 million in non-recurring tax expense associated with the transfer of intellectual property between our entities.

Liquidity and Capital Resources

As of January 31, 2022, we had cash and cash equivalents, restricted cash, and short-term investments of $586.9 million. Our cash and cash equivalents and short-term investments are comprised primarily of overnight cash deposits, money market funds, and certificates of deposit. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash and cash equivalents, together with our finance leases and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, data center expansions, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

We generated positive cash flow from operations. While we may continue to incur operating losses, we expect to continuously improve overall cash flow from operations through improvements to our working capital management processes which will provide capital resources for strategic initiatives to grow our business.

For the years ended January 31, 2022, 2021, and 2020, our cash flows were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Net cash provided by operating activities	$234,818	$196,834	$44,713
Net cash used in investing activities	(239,368)	(16,383)	(13,296)
Net cash (used in) provided by financing activities	(172,861)	218,677	(53,416)

Operating Activities

For the year ended January 31, 2022, cash provided by operating activities was $234.8 million. The primary factors affecting our operating cash flows during this period were our net loss of $41.5 million, favorably offset by non-cash charges of $179.0 million for stock-based compensation, $78.2 million for depreciation and amortization of our property and equipment and capitalized software, and $45.9 million for amortization of deferred commissions. Cash provided by operating activities during the year ended January 31, 2022 were further adjusted by net cash outflows of $29.7 million provided by changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $59.2 million increase in deferred commissions resulting from capitalization of incremental commissions paid to our sales force, a $47.4 million decrease in operating lease liabilities, a $27.2 million increase in accounts receivable that was primarily due to higher sales and timing of our cash collections, and a $16.1 million increase in prepaid expenses and other assets. This was partially offset by a $63.1 million increase in deferred revenue, a $41.8 million decrease in operating right-of-use assets, and a $15.3 million increase in accounts payable, accrued expenses and other liabilities.

Investing Activities

Cash used in investing activities of $239.4 million for the year ended January 31, 2022 was primarily driven by $170.0 million in purchases of short-term investments, $59.4 million in cash paid for acquisitions, net of cash acquired, $5.8 million of capitalized internally developed software costs, and $4.7 million of fixed asset purchases.

Financing Activities

Cash used in financing activities of $172.9 million for the year ended January 31, 2022 was primarily driven by $561.6 million in repurchases of our common stock, $57.4 million of employee payroll taxes paid related to net share settlement of restricted stock, $50.4 million of principal payments of finance lease liabilities, and $9.6 million of dividend payments to preferred stockholders. This was partially offset by $485.1 million from the issuance of Series A Convertible Preferred Stock, net of issuance costs and $25.4 million from issuances of common stock under our employee equity plans.

Debt

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. The Notes are senior unsecured obligations and do not bear regular interest. Each $1,000 principal amount of the Notes is convertible into 38.7962 shares of our Class A common stock, which is equivalent to a conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of specified events. We have made an irrevocable election to settle the principal portion of the Notes only in cash. Accordingly, upon conversion, we will pay the principal in cash and we will pay or deliver, as the case may be, the conversion premium in cash, shares of common stock or a combination of cash and shares of common stock, at our election.

In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain counterparties (the "Capped Calls"). The Capped Calls each have a strike price of approximately $25.80 and initial cap prices of $35.58 per share, subject to certain adjustments.

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the "November 2017 Facility"). On July 26, 2021, we entered into Amendment No. 4 to the November 2017 Facility. Pursuant to the terms of the amendment, the maturity date of borrowings under the November 2017 Facility is July 26, 2024, the revolving commitment is $65.0 million, and it provides for a sublimit for the issuance of letters of credit of $45.0 million. As of January 31, 2022, debt outstanding under the November 2017 Facility was $30.0 million.

Refer to Note 10 in Part II, Item 8 of this Annual Report on Form 10-K for detailed descriptions of the Notes and the November 2017 Facility.

Recent Financing Activities

Series A Convertible Preferred Stock

On April 7, 2021, we entered into an investment agreement (the "Investment Agreement") with certain investment funds managed or advised by KKR (collectively "KKR") relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value of $0.0001 per share, for an aggregate purchase price of $500 million, or $1,000 per share (the "Issuance"). The closing of the Issuance occurred on May 12, 2021. Refer to Note 11 in Part II, Item 8 of this Annual Report on Form 10-K for a detailed description of our Series A Convertible Preferred Stock.

Tender Offer

On June 2, 2021, we announced the commencement of a tender offer to purchase up to $500 million in value of shares of our Class A common stock. On June 30, 2021, upon the completion of the tender offer, we announced that we repurchased 9.2 million shares at a price of $25.75 for a total amount of $238.2 million.

Share Repurchase Plan

On July 9, 2021, our board of directors authorized a $260 million Class A common stock Share Repurchase Plan. On November 27, 2021, our board of directors authorized a $200 million expansion of the Share Repurchase Plan. Refer to Note 17 in Part II, Item 8 of this Annual Report on Form 10-K for information regarding a subsequent expansion of the Share Repurchase Plan, which occurred after January 31, 2022 and authorized up to an additional $150 million for repurchase.

As of January 31, 2022, we had repurchased 13.3 million shares under this plan at a weighted average price of $24.61 for a total amount of $328.5 million.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces and data centers, (ii) obligations under finance leases for servers and related equipment for our data center operations, (iii) purchase obligations not recognized on the consolidated balance sheet as of January 31, 2022, which relate primarily to infrastructure services and IT software and support services, and (iv) debt, including obligations under both our November 2017 Facility and Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 6, 9, and 10, respectively, in Part II, Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

Through January 31, 2022, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

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

We believe that of our significant accounting policies, which are described in Note 2 in Part II, Item 8 of this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The estimates and assumptions included in our critical accounting policies have not changed during the year ended January 31, 2022 from those disclosed during the year ended January 31, 2021.

Revenue Recognition

We derive our revenue from three sources: (1) subscription revenue, which is comprised of subscription fees from customers who have access to our content cloud platform which includes routine customer support; (2) revenue from customers purchasing our premier services package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

Revenue is recognized when control of these services is transferred to a customer. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those services. Revenue recognition is subject to uncertainty due to the judgments made in applying the revenue recognition framework.

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

We typically invoice our customers at the beginning of the term, in multi-year, annual, quarterly or monthly installments. Our subscription and premier services contracts generally range from one to three years in length, are typically non-cancellable and do not contain refund-type provisions. Revenue is presented net of sales and other taxes we collect on behalf of governmental authorities.

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

Deferred Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have estimated to be five years. Arriving at this period of benefit involves judgment. We determined the period of benefit by taking into consideration both qualitative and quantitative factors, including the duration of our customer contracts, the life cycles of our technology and other factors. If these factors change or different assumptions are used, our period of benefit could change and result in a materially different amortization of sales commissions. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in sales and marketing expenses on the consolidated statements of operations.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards granted to our employees and other service providers, including stock options, restricted stock units, restricted stock and purchase rights granted under our 2015 Equity Incentive Plan (2015 Plan) and 2015 Employee Stock Purchase Plan (2015 ESPP), based on the estimated fair value of the award on the grant date. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards and purchase rights granted under our 2015 Plan and 2015 ESPP. We use the market closing price of our Class A common stock as reported on the New York Stock Exchange for the fair value of restricted stock units granted after our initial public offering. We recognize the fair value of stock options and restricted stock units as an expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. We recognize the fair value of purchase rights granted under our 2015 ESPP as an expense on a straight-line basis over the offering period.

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
•
Dividend Yield. We have never declared or paid any cash dividends on our Class A common stock and do not plan to pay cash dividends on our Class A common stock in the foreseeable future, and, therefore, use an expected dividend yield of zero.

Refer to Note 12 in Part II, Item 8 of this Annual Report on Form 10-K for a summary of the assumptions used to estimate the fair value of stock option and ESPP purchase rights.

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

Recently Adopted and Issued Accounting Pronouncements

Refer to Note 2 in Part II, Item 8 of this Annual Report on Form 10-K regarding the effect of recently adopted and issued accounting pronouncements on our financial statements.

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

Limitations on the use of non-GAAP financial measures

A limitation of our non-GAAP financial measures is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, including peer companies, and therefore comparability may be limited. Thus, our non-GAAP financial measures should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP. Additionally, in the case of stock-based compensation expense, if we did not pay a portion of compensation in the form of stock-based compensation expense, the cash salary expense included in cost of revenue and operating expenses would be higher which would affect our cash position.

We compensate for these limitations by reconciling non-GAAP financial measures to the most comparable GAAP financial measures. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view our non-GAAP financial measures in conjunction with the most comparable GAAP financial measures.

Our reconciliation of the non-GAAP financial measures for years ended January 31, 2022, 2021 and 2020 are as follows (in thousands, except per share data and percentages):

	Year Ended January 31,
	2022	2021	2020
GAAP operating loss	$(27,626)	$(37,642)	$(139,472)
Stock-based compensation	178,974	154,292	145,988
Acquired intangible assets amortization	5,148	—	—
Acquisition-related expenses	1,282	790	—
Fees related to shareholder activism	15,644	1,402	1,154
Restructuring activities	—	—	1,651
Non-GAAP operating income	$173,422	$118,842	$9,321

GAAP operating margin	(3)%	(5)%	(20)%
Stock-based compensation	20	20	21
Acquired intangible assets amortization	1	—	—
Acquisition-related expenses	—	—	—
Fees related to shareholder activism	2	—	—
Restructuring activities	—	—	—
Non-GAAP operating margin	20%	15%	1%

GAAP net loss attributable to common stockholders	$(53,878)	$(43,433)	$(144,348)
Stock-based compensation	178,974	154,292	145,988
Acquired intangible assets amortization	5,148	—	—
Acquisition-related expenses	2,349	790	—
Fees related to shareholder activism	15,644	1,402	1,154
Restructuring activities	—	—	1,651
Amortization of debt discount and issuance costs	1,878	647	—
Undistributed earnings attributable to preferred stockholders	(12,034)	—	—
Non-GAAP net income attributable to common stockholders	$138,081	$113,698	$4,445

GAAP net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.28)	$(0.98)
Stock-based compensation	1.15	0.99	0.99
Acquired intangible assets amortization	0.03	—	—
Acquisition-related expenses	0.02	0.01	—
Fees related to shareholder activism	0.10	0.01	0.01
Restructuring activities	—	—	0.01
Amortization of debt discount and issuance costs	0.01	—	—
Undistributed earnings attributable to preferred stockholders	(0.08)	—	—
Non-GAAP net income per share attributable to common stockholders, basic	$0.88	$0.73	$0.03
Non-GAAP net income per share attributable to common stockholders, diluted	$0.85	$0.70	$0.03
Weighted-average shares used to compute GAAP net loss per share attributable to common stockholders, basic and diluted	155,598	155,849	147,762
Weighted-average shares used to compute non-GAAP net income per share attributable to common stockholders
Basic	155,598	155,849	147,762
Diluted	163,337	162,310	153,755

GAAP net cash provided by operating activities	$234,818	$196,834	$44,713
Purchases of property and equipment, net of proceeds from sales	(4,702)	(9,052)	(5,444)
Principal payments of finance lease liabilities	(50,391)	(60,020)	(38,542)
Capitalized internal-use software costs	(9,486)	(7,438)	(7,957)
Non-GAAP free cash flow	$170,239	$120,324	$(7,230)
GAAP net cash used in investing activities	$(239,368)	$(16,383)	$(13,296)
GAAP net cash (used in) provided by financing activities	$(172,861)	$218,677	$(53,416)

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $586.9 million as of January 31, 2022. Our cash and cash equivalents and short-term investments primarily consist of overnight deposits, money market funds, and certificates of deposit. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of January 31, 2022, we had total debt outstanding with a carrying amount of $30.0 million which approximates fair value. The revolving loans accrue interest at the London Interbank Offered Rate (LIBOR) (based on one, three, or six-month interest periods) plus a margin ranging from 1.15% to 1.65%.

Effective September 5, 2019, we entered into a swap agreement with Wells Fargo Bank, National Association (Swap Agreement), in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five year term of the agreement. As of January 31, 2022, our interest rate swap had a notional value of $30.0 million.

A hypothetical change in interest rates of 100 basis points after January 31, 2022 would not have a material impact on the combined net fair value of our outstanding debt and Swap Agreement.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 11 foreign currencies, and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. Specifically, given our growth in Japan, we have increasing exposure to changes in the Japanese Yen. Five of the 11 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Our international subsidiaries maintain certain asset and liability balances that are denominated in foreign currencies. Additionally, fluctuations in foreign currency exchange rates can result in fluctuations in our total assets, liabilities, and cash flows and may cause us to recognize transaction gains and losses in our statement of operations impacting our revenue and operating expenses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances and have not entered into derivatives or hedging transactions as our exposure to foreign currency exchange rates has not been material to our historical operating results; however, we may do so in the future if our exposure to foreign currency should become more significant. For the years ended January 31, 2022 and 2020, we incurred foreign exchange losses of $3.7 million and $1.1 million, respectively. For the year ended January 31, 2021, we incurred foreign exchange gains of $2.5 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Box, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Box, Inc. (the Company) as of January 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended January 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2022 expressed an unqualified opinion thereon.

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

March 16, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Box, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Box, Inc.’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Box, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended January 31, 2022, and the related notes and our report dated March 16, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California

March 16, 2022

BOX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$416,274	$595,082
Short-term investments	170,000	—
Accounts receivable, net	256,312	228,309
Prepaid expenses and other current assets	27,953	16,785
Deferred commissions	46,025	39,110
Total current assets	916,564	879,286
Property and equipment, net	105,755	160,148
Operating lease right-of-use assets, net	172,808	194,253
Goodwill	74,466	18,740
Deferred commissions, non-current	72,884	66,481
Other long-term assets	49,532	32,774
Total assets	$1,392,009	$1,351,682
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$58,942	$32,128
Accrued compensation and benefits	54,705	39,123
Finance lease liabilities	41,235	49,888
Operating lease liabilities	44,608	47,771
Deferred revenue	519,485	443,929
Total current liabilities	718,975	612,839
Debt, net, non-current	367,463	297,614
Finance lease liabilities, non-current	20,836	60,351
Operating lease liabilities, non-current	168,192	192,531
Deferred revenue, non-current	14,757	21,684
Other long-term liabilities	8,993	15,598
Total liabilities	1,299,216	1,200,617
Commitments and contingencies (Note 9)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares authorized, issued and outstanding as of January 31, 2022	487,880	—
Stockholders’ (deficit) equity:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 145,081 and 159,851 shares issued and outstanding as of January 31, 2022 and 2021, respectively	15	16
Additional paid-in capital	972,020	1,473,666
Accumulated other comprehensive loss	(4,543)	(938)
Accumulated deficit	(1,362,579)	(1,321,679)
Total stockholders’ (deficit) equity	(395,087)	151,065
Total liabilities, convertible preferred stock and stockholders' (deficit) equity	$1,392,009	$1,351,682

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2022	2021	2020
Revenue	$874,332	$770,770	$696,264
Cost of revenue	249,484	224,738	215,577
Gross profit	624,848	546,032	480,687
Operating expenses:
Research and development	218,523	201,262	199,750
Sales and marketing	298,635	275,742	317,615
General and administrative	135,316	106,670	102,794
Total operating expenses	652,474	583,674	620,159
Loss from operations	(27,626)	(37,642)	(139,472)
Interest and other expense, net	(9,838)	(4,584)	(3,466)
Loss before provision for income taxes	(37,464)	(42,226)	(142,938)
Provision for income taxes	3,995	1,207	1,410
Net loss	(41,459)	(43,433)	(144,348)
Dividend on series A convertible preferred stock	(10,911)	—	—
Accretion of series A convertible preferred stock	(1,508)	—	—
Net loss attributable to common stockholders	$(53,878)	$(43,433)	$(144,348)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.28)	$(0.98)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	155,598	155,849	147,762

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended January 31,
	2022	2021	2020
Net loss	$(41,459)	$(43,433)	$(144,348)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(4,796)	411	(124)
Changes in unrealized loss on cash flow hedge	1,191	(1,042)	(206)
Other comprehensive loss:	(3,605)	(631)	(330)
Comprehensive loss	$(45,064)	$(44,064)	$(144,678)

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance as of January 31, 2019	—	—	144,311	14	1,165,266	23	(1,133,898)	31,405
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	6,300	1	(13,938)	—	—	(13,937)
Stock-based compensation related to stock awards	—	—	—	—	149,567	—	—	149,567
Other comprehensive loss	—	—	—	—	—	(330)	—	(330)
Net loss	—	—	—	—	—	—	(144,348)	(144,348)
Balance as of January 31, 2020	—	—	150,611	15	1,300,895	(307)	(1,278,246)	22,357
Issuance of common stock upon stock option exercises	—	—	9,240	1	(19,905)	—	—	(19,904)
Stock-based compensation related to stock awards	—	—	—	—	151,873	—	—	151,873
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	68,576	—	—	68,576
Purchase of capped calls related to convertible senior notes	—	—	—	—	(27,773)	—	—	(27,773)
Other comprehensive loss	—	—	—	—	—	(631)	—	(631)
Net loss	—	—	—	—	—	—	(43,433)	(43,433)
Balance as of January 31, 2021	—	—	159,851	16	1,473,666	(938)	(1,321,679)	151,065
Cumulative adjustment due to adoption of ASU 2020-06	—	—	—	—	(68,576)	—	559	(68,017)
Stock consideration in connection with fiscal 2022 acquisition	—	—	—	—	10,000	—	—	10,000
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	7,827	1	(32,010)	—	—	(32,009)
Stock-based compensation related to stock awards	—	—	—	—	170,149	—	—	170,149
Series A convertible preferred stock, net of issuance costs	500	485,080	—	—	—	—	—	—
Dividend and accretion on series A convertible preferred stock	—	2,800	—	—	(12,419)	—	—	(12,419)
Repurchases of common stock	—	—	(22,597)	(2)	(568,790)	—	—	(568,792)
Other comprehensive loss	—	—	—	—	—	(3,605)	—	(3,605)
Net loss	—	—	—	—	—	—	(41,459)	(41,459)
Balance as of January 31, 2022	500	487,880	145,081	$15	$972,020	$(4,543)	$(1,362,579)	$(395,087)

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,459)	$(43,433)	$(144,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78,234	75,478	59,424
Stock-based compensation expense	178,974	154,292	145,988
Amortization of deferred commissions	45,866	36,053	25,922
Other	2,862	1,071	(147)
Changes in operating assets and liabilities
Accounts receivable, net	(27,224)	(18,875)	(34,304)
Prepaid expenses and other assets	(16,053)	6,348	(7,108)
Deferred commissions	(59,240)	(48,041)	(43,962)
Operating lease right-of-use assets, net	41,825	40,726	35,449
Accounts payable, accrued expenses, and other liabilities	15,325	(2,824)	(5,951)
Operating lease liabilities	(47,389)	(45,725)	(35,058)
Deferred revenue	63,097	41,764	48,808
Net cash provided by operating activities	234,818	196,834	44,713
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(170,000)	—	—
Purchases of property and equipment, net of proceeds from sales	(4,702)	(9,052)	(5,444)
Capitalized internal-use software costs	(5,785)	(7,438)	(7,957)
Acquisitions, net of cash acquired	(59,395)	—	—
Other	514	107	105
Net cash used in investing activities	(239,368)	(16,383)	(13,296)
CASH FLOWS FROM FINANCING ACTIVITIES:
Series A convertible preferred stock, net of issuance costs	485,080	—	—
Repurchases of common stock	(561,571)	—	—
Proceeds from issuance of convertible debt, net of issuance costs	(478)	336,375	—
Purchase of capped calls related to convertible debt	—	(27,773)	—
Proceeds from borrowings, net of borrowing costs	(171)	30,000	—
Principal payments on borrowings	—	(40,000)	—
Payments of dividends to preferred stockholders	(9,619)	—	—
Proceeds from issuances of common stock under employee equity plans	25,373	28,856	29,390
Employee payroll taxes paid related to net settlement of restricted stock units	(57,383)	(48,761)	(43,328)
Principal payments of finance lease liabilities	(50,391)	(60,020)	(38,542)
Other	(3,701)	—	(936)
Net cash (used in) provided by financing activities	(172,861)	218,677	(53,416)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,212)	797	(171)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(178,623)	399,925	(22,170)
Cash, cash equivalents, and restricted cash, beginning of period(1)	595,511	195,586	217,756
Cash, cash equivalents, and restricted cash, end of period(1)	$416,888	$595,511	$195,586
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$4,690	$7,481	$5,549
Cash paid for income taxes, net of tax refunds	2,009	1,472	2,835
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in finance lease liabilities	3,501	31,282	103,420

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. GAAP and include the consolidated accounts of Box, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income, or net income.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, timing and costs associated with our asset retirement obligations, the standalone selling price allocation included in contracts with multiple performance obligations, the expected benefit period for deferred commissions, the useful life of capitalized internal-use software costs, the incremental borrowing rate we use to determine our lease liabilities, the valuation of deferred income tax assets, and unrecognized tax benefits, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

We derive our revenue primarily from three sources: (1) subscription revenue, which is comprised of subscription fees from customers who have access to our content cloud platform which includes routine customer support; (2) revenue from customers purchasing our premier services package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

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

We typically invoice our customers at the beginning of the term, in multi-year, annual, quarterly or monthly installments. Our subscription and premier services contracts generally range from one to three years in length, are typically non-cancellable and do not contain refund-type provisions. Revenue is presented net of sales and other taxes we collect on behalf of governmental authorities.

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

Deferred Commissions

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Sales commissions for new contracts are deferred and then amortized on a straight-line basis over a period of benefit that we have estimated to be five years. We determined the period of benefit by taking into consideration the duration of our customer contracts, the life cycles of our technology and other factors. Sales commissions for renewal contracts are deferred and then amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in sales and marketing expenses on the consolidated statements of operations.

We deferred sales commissions costs of $59.2 million, $48.0 million and $44.0 million during the years ended January 31, 2022, 2021 and 2020, respectively, and amortized $45.9 million, $36.1 million and $25.9 million of deferred commissions during the same periods respectively.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed deposit insurance coverage limits.

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of January 31, 2022 and 2021, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue in the years ended January 31, 2022 and 2021. One reseller, which is also a customer, represented 10% of revenue for the year ended January 31, 2020.

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

Geographic Locations

For the years ended January 31, 2022, 2021 and 2020, revenue attributable to customers in the United States was 68%, 72% and 75%, respectively. For the years ended January 31, 2022, 2021 and 2020 revenue attributable to customers in Japan was 18%, 14%, and 10%, respectively.

As of January 31, 2022 and 2021, property and equipment located in the United States was approximately 95% and 96%, respectively.

Foreign Currency Translation and Transactions

The functional currency of our principal foreign subsidiary is the U.S. dollar; for the other foreign subsidiaries, the functional currency is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars for those entities that do not have U.S. dollars as their functional currency are recorded as part of a separate component of the consolidated statements of comprehensive loss. Foreign currency transaction gains and losses are included in the consolidated statements of operations for the period. Monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Translation adjustments were $4.5 million and not material as of January 31, 2022 and 2021, respectively. We incurred $3.7 million in foreign currency transaction losses during the year ended January 31, 2022, $2.5 million in foreign currency transaction gains during the year ended January 31, 2021 and $1.1 million in foreign currency transaction losses during the year ended January 31, 2020.

Cash and Cash Equivalents

We consider all highly liquid investments with an initial maturity of 90 days or less at the date of purchase to be cash equivalents. We maintain such funds in overnight cash deposits, money market funds, and certificates of deposit.

Fair Value of Financial Instruments

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation commences once the asset is placed in service. Construction in progress is primarily related to the construction or development of property and equipment which have not yet been placed in service for their intended use.

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

Impairment Assessment of Long-Lived Assets, Including Goodwill and Other Acquired Intangible Assets

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

We capitalize qualifying implementation costs incurred in a hosting arrangement that is a service contract based on the existing guidance for internally developed software, which is presented as part of our prepaid expenses and other current assets and other long-term assets based on the term of the associated hosting arrangement. Qualifying external and internal costs incurred during the application development stage of implementation are capitalized and costs incurred during the preliminary project and post implementation stages are expensed as incurred. We amortize capitalized qualifying implementation costs on a straight-line basis when the module or component of the hosting arrangement is ready for its intended use over the shorter of (i) the contract term plus the renewal period and (ii) three years. The amortization of capitalized qualifying implementation costs is presented in the same line item as fees for the associated hosting arrangement in the consolidated statements of operations. We test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the years ended January 31, 2022, 2021 and 2020 were $16.6 million, $15.0 million and $25.6 million, respectively.

Stock-Based Compensation

We determine the fair value of stock options and purchase rights issued to employees under our 2015 Equity Incentive Plan and 2015 Employee Stock Purchase Plan on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of our common stock as well as changes in assumptions regarding a number of variables, which include, but are not limited to, the expected common stock price volatility over the term of the awards, the expected term of the awards, risk-free interest rates and the expected dividend yield. We use the market closing price of our Class A common stock as reported on the New York Stock Exchange for the fair value of restricted stock units granted after our IPO.

We recognize compensation expense for stock options and restricted stock units, net of estimated forfeitures, on a straight-line basis over the period during which an employee is required to provide services in exchange for the award (generally the vesting period of the award). We estimate future forfeitures at the date of grant and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize compensation expense of purchase rights granted under our 2015 ESPP on a straight-line basis over the offering period.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Reference rate reform refers to the global transition away from certain reference rates, such as LIBOR, and to the introduction of new reference rates that are based on a larger and more liquid population of observable transactions. ASU 2020-04 provides temporary optional expedients and exceptions for applying GAAP to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued as a result of reference rate reform. The amendments in this ASU were effective upon issuance and did not have a material impact on our consolidated financial statements.

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

Adoption Impact of ASU 2020-06 on the Opening Balance Sheet as of February 1, 2021

In connection with the adoption of ASU 2020-06, we recognized a $0.6 million decrease of accumulated deficit, a $68.6 million decrease of additional paid-in capital, and a $68.0 million increase of debt, net, noncurrent. The adoption of ASU 2020-06 did not have a material effect on our consolidated statements of operations and cash flows.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this update require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 instead of fair value on the acquisition date in accordance with Topic 805. We early adopted the new standard, effective November 1, 2021, and the adoption did not have a material impact on our consolidated financial statements.

Note 3. Revenue

Contract Assets

Contract assets, which are presented within accounts receivable, were $1.1 million as of January 31, 2022 and were not material as of January 31, 2021.

Deferred Revenue

Deferred revenue was $534.2 million and $465.6 million as of January 31, 2022 and 2021, respectively. During the fiscal years ended January 31, 2022 and 2021, we recognized $443.9 million and $407.5 million of revenue that was included in the deferred revenue balance as of January 31, 2021 and 2020, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of January 31, 2022, we had remaining performance obligations for subscription contracts of $1.1 billion. We expect to recognize revenue on 61% of these remaining performance obligations over the next 12 months, with the substantial majority of the remaining balance expected to be recognized within 24 months.

Note 4. Fair Value Measurements

Cash Equivalents and Short-Term Investments

Financial assets subject to the fair value disclosure requirements were as follows (in thousands):

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$202,446	$—	$—	$202,446

	January 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$256,861	$—	$—	$256,861

As of January 31, 2022, we had certificates of deposit for a total of $170 million with original maturities of more than three months and less than twelve months that are classified as short-term investments in our consolidated balance sheet.

Fair Value Measurements of Other Financial Instruments

In November 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility). As of January 31, 2022, we had total debt outstanding relating to the November 2017 Facility with a carrying amount of $30.0 million. The estimated fair value of the November 2017 Facility, which we have classified as a Level 2 financial instrument, approximates its carrying value.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. The fair value of the Notes is determined using observable market prices. The fair value of the Notes, which we have classified as a Level 2 instrument, was $413.1 million and $348.4 million as of January 31, 2022 and 2021, respectively.

Note 5. Balance Sheet Components

Allowance for Doubtful Accounts

Allowance for doubtful accounts, which is presented within accounts receivable, was $2.3 million and $2.7 million as of January 31, 2022 and 2021, respectively.

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	January 31,
	2022	2021
Servers and related equipment	$353,787	$352,224
Leasehold improvements	75,981	80,558
Computer hardware	20,935	25,810
Furniture and fixtures	14,421	14,157
Construction in progress	6,324	11,422
Total property and equipment	471,448	484,171
Less: accumulated depreciation	(365,693)	(324,023)
Total property and equipment, net	$105,755	$160,148

As of January 31, 2022, the gross carrying amount of property and equipment included $258.8 million of servers and related equipment and construction in progress acquired under finance leases and the accumulated depreciation of property and equipment acquired under these finance leases was $196.6 million. As of January 31, 2021, the gross carrying amount of property and equipment included $263.1 million of servers and related equipment and construction in progress acquired under finance leases and the accumulated depreciation of property and equipment acquired under these finance leases was $152.5 million.

Depreciation expense related to property and equipment was $63.9 million, $68.1 million and $58.2 million for the fiscal years ended January 31, 2022, 2021 and 2020, respectively. Included in these amounts were depreciation expense for servers and related equipment acquired under finance leases in the amount of $51.9 million, $54.6 million and $43.4 million, for the same periods respectively.

Operating Lease Right-of-Use Assets, Net

Operating lease right-of-use assets, net consisted of the following (in thousands):

	January 31,
	2022	2021
Operating lease right-of-use assets	$290,808	$270,428
Less: accumulated amortization	(118,000)	(76,175)
Operating lease right-of-use assets, net	$172,808	$194,253

Other Long-term Assets

Other long-term assets consisted of the following (in thousands):

	January 31,
	2022	2021
Acquired intangible assets, net of amortization (1)	$17,708	$—
Internally developed software costs, net of amortization (2) (3)	15,576	16,071
On-premises software, net of amortization (4)	3,834	8,749
Other assets, non-current	12,414	7,954
Other long-term assets	$49,532	$32,774

(1)
Refer to Note 8 for amortization expense details related to acquired intangible assets.
(2)
Capitalized stock-based compensation expense, which is included in these amounts, was $2.8 million for the years ended January 31, 2022 and 2021.

(3)
The accumulated amortization related to internally developed software was $16.4 million and $7.8 million as of January 31, 2022 and 2021, respectively. Amortization expense was $8.6 million and $6.1 million for the years ending January 31, 2022 and 2021, respectively.
(4)
The accumulated amortization related to on-premises software was $7.0 million and $3.4 million as of January 31, 2022 and 2021, respectively. Amortization expense was $3.6 million and $3.4 million for the years ending January 31, 2022 and 2021, respectively.

We did not record any material impairment charges related to acquired intangible assets, internally developed software costs, and on-premises software during the periods presented.

Note 6. Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and data centers with lease periods expiring primarily between fiscal years 2023 and 2029. Certain of these arrangements have free or escalating rent payment provisions and optional renewal or termination clauses. Our operating leases typically include variable lease payments, which are primarily comprised of common area maintenance and utility charges for our offices and power and network connections for our data centers, that are determined based on actual consumption. Our operating lease agreements do not contain any residual value guarantees, covenants, or other restrictions.

We also entered into various finance lease arrangements to obtain servers and related equipment for our data center operations. These agreements are primarily for four years and certain of these arrangements have optional renewal or termination clauses. The leases are secured by the underlying leased servers and related equipment.

We sublease certain floors of our Redwood City and London offices. Our current subleases have total lease terms ranging from 11 to 96 months that will expire at various dates by fiscal year 2025.

The components of lease cost, which were included in operating expenses in our consolidated statements of operations, were as follows (in thousands):

	Year End January 31,
	2022	2021
Finance lease cost:
Amortization of finance lease right of-use assets	$51,907	$54,630
Interest on finance lease liabilities	3,913	5,753
Operating lease cost, gross	53,052	54,243
Variable lease cost, gross	8,995	9,288
Sublease income	(10,787)	(10,969)
Total lease cost (1)	$107,080	$112,945

(1)
Short-term lease cost was not material for the periods presented and is not included in the table above.

Supplemental cash flow information related to leases was as follows (in thousands):

	Year End January 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$58,527	$59,478
Operating cash flows for finance leases	3,923	6,358
Financing cash flows for finance leases	50,391	60,020
Right-of-use assets obtained in exchange of lease obligations (1)
Operating leases	$20,296	$39,267
Finance leases	3,501	31,282

Supplemental information related to the remaining lease term and discount rate was as follows:

	January 31,
	2022	2021
Weighted-average remaining lease term (in years)
Operating leases	5.15	5.77
Finance leases	1.56	2.35

Weighted-average discount rate
Operating leases	5.09%	5.27%
Finance leases	4.55%	4.44%

As of January 31, 2022, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Fiscal years ending January 31:	Operating Leases (1)	Finance Leases
2023	$54,159	$43,371
2024	53,728	19,490
2025	36,477	1,574
2026	32,154	—
2027	30,816	—
Thereafter	36,070	—
Total lease payments	$243,404	$64,435
Less: imputed interest	$(30,604)	$(2,364)
Present value of total lease liabilities	$212,800	$62,071

(1)
Non-cancellable sublease proceeds for the fiscal years ending January 31, 2023, 2024, and 2025 of $8.2 million, $2.3 million, and $2.1 million, respectively, are not included in the table above.

As of January 31, 2022, we had two operating leases for our office spaces that have not yet commenced. These operating leases have aggregated undiscounted future payments of $43.0 million and lease terms ranging from one to ten years. These operating leases will commence in stages during fiscal year 2023, fiscal year 2024, and fiscal year 2025. We did not reflect these operating leases on the consolidated balance sheet as of January 31, 2022 and the tables above. We did not have any finance leases that have not yet commenced as of January 31, 2022.

We establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. The present value of our estimated asset retirement obligation for our headquarters facility, which is recorded in other long-term liabilities, was $3.6 million and $3.1 million as of January 31, 2022 and 2021, respectively. The accretion expense, which was included in operating expenses in our consolidated statements of operations, was not material for all periods presented.
Note 7. Acquisitions

Results of operations for the acquisitions described in this Note have been included in our consolidated statements of operations since the acquisition dates and were not material. Pro forma results of operations for these acquisitions have not been presented because they were also not material to the consolidated results of operations.

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

Note 8. Goodwill and Acquired Intangible Assets

Goodwill was $74.5 million and $18.7 million as of January 31, 2022 and 2021, respectively. Goodwill acquired during the year ended January 31, 2022 included the acquisitions of SignRequest and Cloud FastPath described in Note 7 and others, partially offset by the effect of foreign currency translation. We did not record any goodwill impairment during the years ended January 31, 2022 and 2021.

Acquired intangible assets are included in other long-term assets in the consolidated balance sheets. Acquired intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life (Years)	Gross Value	Accumulated Amortization	Net Carrying Value
Developed technology	3.31	$22,711	$(5,003)	$17,708
Balance as of January 31, 2022		$22,711	$(5,003)	$17,708

Acquired intangible assets are amortized on a straight-line basis over the useful life. The net carrying value is partially offset by the effect of foreign currency translation. Acquired intangible assets amortization was $5.1 million for the fiscal year ended January 31, 2022. We did not record any acquired intangible assets amortization during the fiscal year ended January 31, 2021. Amortization of acquired developed technology is included in cost of revenue in the consolidated statements of operations. We did not have any acquired intangible assets as of January 31, 2021.

As of January 31, 2022, expected amortization expense for acquired intangible assets was as follows (in thousands):

Fiscal years ending January 31:
2023	$5,740
2024	5,740
2025	3,423
2026	2,748
Thereafter	57
Total	$17,708

Note 9. Commitments and Contingencies

Letters of Credit

As of January 31, 2022 and 2021, we had letters of credit in the aggregate amount of $18.6 million and $27.0 million, respectively, in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 10.

Purchase Obligations

As of January 31, 2022, future payments under non-cancellable contractual purchases, which were not recognized on our consolidated balance sheet relate primarily to infrastructure services and IT software and support services costs, are as follows, shown in accordance with the payment due date (in thousands):

Fiscal years ending January 31:
2023	$29,732
2024	16,064
2025	139,782
2026	434
2027	263,750
Total	$449,762

Our contracts for infrastructure services and IT software, which have terms ranging from 2 to 8 years, support our long-term goals of improving gross margin. In addition to the purchase obligations included above, as of January 31, 2022, we recognized a total of $3.3 million related to non-cancellable contractual purchases, which were included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities on the consolidated balance sheet. $3.1 million and $0.2 million is due to be paid in the years ending January 31, 2023 and 2024, respectively.

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of January 31, 2022.

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

Note 10. Debt

Convertible Senior Notes

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. The Notes are senior unsecured obligations and do not bear regular interest. Initially, each $1,000 principal amount of the Notes was convertible into 38.7665 shares of our Class A common stock, which was equivalent to a conversion price of approximately $25.80 per share, subject to adjustment upon the occurrence of specified events. In June 2021, we completed a tender offer as disclosed in Note 11, which triggered an adjustment to the conversion price. Following the adjustment, each $1,000 principal amount of the Notes will be convertible into 38.7962 shares of our Class A common stock, which is equivalent to a conversion price of approximately $25.78 per share.

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

As of January 31, 2022, the conditions allowing holders of the Notes to convert were not met.

The net carrying amount of the Notes consisted of the following (in thousands):

	January 31,	January 31,
	2022	2021
Principal	$345,000	$345,000
Unamortized debt discount for conversion option	—	(69,916)
Unamortized issuance costs	(7,537)	(7,470)
Net carrying amount	$337,463	$267,614

Issuance costs are being amortized to interest expense over the term of the Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs was 0.56%. For the year ended January 31, 2022 and 2021, our interest expense recognized related to the Notes was $1.9 million and $0.6 million, respectively.

Capped Calls

In connection with the pricing of the Notes, we entered into privately negotiated Capped Calls. The Capped Calls each have a strike price of approximately $25.80 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $35.58 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 13.4 million shares of our Class A common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ (deficit) equity and are not accounted for as derivatives. The cost of $27.8 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

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

As of January 31, 2022, we had total debt outstanding with a carrying amount of $30.0 million and we were in compliance with all financial covenants.

In connection with the November 2017 Facility, for the years ended January 31, 2022, 2021 and 2020, we incurred interest expense of $0.8 million, $1.1 million, and $1.3 million, respectively. Interest expense in connection with the November 2017 Facility includes interest charges for our line of credit, amortization of issuance costs, and unused commitment fees on our line of credit.

Derivative Instruments and Hedging

In association with our November 2017 Facility, we are required to make variable rate interest payments based on a contractually specified interest rate index (e.g., LIBOR). The variable rate interest payments create interest rate risk as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the loan. To minimize our risk exposure due to the volatility of the interest rate index, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association, effective as of September 5, 2019. This agreement, which is designated as a cash flow hedge, has a maturity of five years. Under the Swap Agreement, we have hedged a portion of the variable interest payments by effectively fixing our interest payments over the term of the agreement. As of January 31, 2022, our interest rate swap had a notional value of $30.0 million.

Note 11. Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Common Stock

The holder of each share of Class A common stock is entitled to 1 vote per share. As of January 31, 2022 and 2021, we had authorized 1,000,000,000 shares of Class A common stock, par value of $0.0001 per share. 145,080,983 and 159,850,663 shares of Class A common stock were issued and outstanding as of January 31, 2022 and 2021, respectively.

Preferred Stock

As of January 31, 2022 and 2021, we had authorized 100,000,000 shares of undesignated preferred stock, par value of $0.0001 per share. 500,000 shares of Series A Convertible Preferred Stock were issued and outstanding as of January 31, 2022. No shares of preferred stock were issued or outstanding as of January 31, 2021.

Treasury Stock

As of January 31, 2022 and 2021, we held an aggregate of 3,052,953 shares of common stock as treasury stock.

Series A Convertible Preferred Stock

On April 7, 2021, we entered into an investment agreement with KKR relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $500 million, or $1,000 per share.

Prior to the consummation of the Issuance and as expressly contemplated by the Investment Agreement, KKR elected to syndicate a portion of the investment to certain investment partners. Each of the KKR-led group agreed to become a “party”, “Permitted Investor Transferee”, and “Investor Party” under the Investment Agreement.

The closing of the Issuance occurred on May 12, 2021 (the "Closing Date").

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

We have applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and have therefore classified the Series A Preferred Stock as mezzanine equity. The Series A Preferred Stock was recorded outside of stockholders’ deficit because the shares may be redeemed at the option of the holders and that redemption option is not solely within our control. Upon issuance, we recorded the Series A Preferred Stock, net of issuance costs. We have elected to accrete the issuance costs through the date the shares can first be redeemed at the option of the holders, which is the seventh anniversary of the Closing Date using the effective interest rate method. As of January 31, 2022, we recognized $1.5 million of accretion.

As of January 31, 2022, we had paid cash dividends to our Series A Preferred Stockholders in the amount of $9.6 million. As of January 31, 2022, we had accrued dividends of $1.3 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position.

Tender Offer

On June 2, 2021, we announced the commencement of a tender offer to purchase up to $500 million in value of shares of our Class A common stock, or such lesser number of shares of our Class A common stock as are properly tendered and not properly withdrawn, at a price not less than $22.75 nor greater than $25.75 per share, to the seller in cash, less any applicable withholding taxes and without interest. On June 30, 2021, we announced the results of the tender offer. We repurchased 9.2 million shares at a price of $25.75 for a total amount of $238.2 million.

Share Repurchase Plan

On July 9, 2021, our board of directors authorized a $260 million Share Repurchase Plan, utilizing substantially all of the unused portion of the $500 million intended for the tender offer to opportunistically repurchase additional shares of our Class A common stock. On November 27, 2021, our board of directors authorized a $200 million expansion of the Share Repurchase Plan. As of January 31, 2022, we had repurchased 13.3 million shares under this plan at a weighted average price of $24.61 for a total amount of $328.5 million. Refer to Note 17 for information regarding a subsequent expansion of the Share Repurchase Plan, which occurred after January 31, 2022 and authorized up to an additional $150 million for repurchase.

Note 12. Stock-Based Compensation

Employee Equity Plans

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (2015 Plan), which became effective prior to the completion of our initial public offering (IPO). Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Generally, our restricted stock units vest over four years and, (a) for employee new hire restricted stock unit grants, twenty-five percent vest one year from the vesting commencement date and continue to vest 1/16th per quarter thereafter; or (b) for employee refresh restricted stock unit grants, 1/16th per quarter vest from the vesting commencement date. As of January 31, 2022, 26,828,445 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of January 31, 2022, 7,278,895 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2020	8,772,585	$9.48	4.27	$60,221
Options granted	31,666	12.48
Options exercised	(1,994,667)	5.14
Options forfeited/cancelled	(192,547)	10.73
Balance as of January 31, 2021	6,617,037	$10.77	3.77	$48,098
Options granted	—	—
Options exercised	(886,644)	4.54
Options forfeited/cancelled	(3,500)	4.63
Balance as of January 31, 2022	5,726,893	$11.74	3.04	$82,481
Vested and expected to vest as of January 31, 2022	5,668,611	$11.65	3.00	$82,131
Exercisable as of January 31, 2022	4,561,255	$9.59	2.12	$75,480

Shares Subject to Options Outstanding Weighted-Average Weighted-Remaining Average Exercise Contractual Life Aggregate Shares Price (Years) Intrinsic Value (in thousands) Balance as of January 31, 2019 Options granted Option exercised Options forfeited/cancelled Balance as of January 31, 2020 Options granted Option exercised Options forfeited/cancelled Balance as of January 31, 2021 Vested and expected to vest as of January 31, 2021 Exercisable as of January 31, 2021 9,096,961 $9.01 4.97 $ 108,731 577,082 19.89 (659,34) 9.05 (242,110) 17.63 8,772,585 $ 9.48 4.27 $ 60,221 31,666 12.48 (1,994,667) 5.14 (192,547) 10.73 6,617,037 $ 10.773.77 $ 48,098 6,554,892 $ 10.68 3.74 $ 48,092 5,348,780 $ 8.59 2.87 $ 47,974

The aggregate intrinsic value of options vested and expected to vest and exercisable as of January 31, 2022 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the years ended January 31, 2022, 2021 and 2020 was $17.9 million, $28.0 million, and $5.9 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the years ended January 31, 2022, 2021 and 2020 was $0.8 million, $2.3 million, and $5.3 million, respectively. There were no options granted to employees during the year ended January 31, 2022. The weighted-average grant date fair value of options granted to employees during the years ended January 31, 2021 and 2020 was $5.41 and $8.00 per share, respectively.

As of January 31, 2022, the unrecognized stock-based compensation expense related to outstanding stock options granted to employees was not material.

Stock Options with Market-Based Performance Goals

To further align our stockholders’ interests with executive officers’ interests, the Compensation Committee of our board of directors approved and granted performance-based stock options with market-based performance goals under the 2015 Plan to certain executive officers, which are subject to both the achievement of the market-based performance goal established by the Compensation Committee and the continued employment of the participant. These performance-based stock options vest only to the extent that both the market-based performance goal and time-based condition are satisfied. As of January 31, 2022, there were 1,375,000 performance-based stock options outstanding.

The grant date fair value of these awards was determined using a Monte Carlo valuation model and the related stock-based compensation expense is recognized based on an accelerated attribution method. As of January 31, 2022, the unrecognized stock-based compensation expense related to outstanding performance-based stock options with market-based performance goals was not material.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2020	21,808,107	$18.85
Granted	10,702,574	15.81
Vested	(5,100,239)	18.27
Forfeited/cancelled	(13,079,764)	17.87
Unvested balance - January 31, 2021	14,330,678	$17.68
Granted	11,357,469	24.26
Vested	(6,816,896)	19.66
Forfeited/cancelled	(4,030,338)	19.39
Unvested balance - January 31, 2022	14,840,913	$21.35

er of Weighted- Restricted Average Stock Units Grant Date Outstanding Fair Value Unvested balance - January 31, 2019 18,098,707 $ 19.35 Granted 12,436,586 18.81 Vested, net of shares withheld for employee payroll taxes (4,166,907) 19.92 Forfeited/cancelled (4,560,279) 19.77 Unvested balance - January 31, 2020 21,808,107 $ 18.85 Granted 10,702,574 15.82 Vested, net of shares withheld for employee payroll taxes (5,100,239) 18.28 Forfeited/cancelled (13,079,764) 17.87 Unvested balance - January 31, 2021 14,330,678 $ 17.68

As of January 31, 2022, there was $290.3 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.77 years.

Performance-Based Restricted Stock Units

We use performance-based incentives for certain employees, including our named executive officers, to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals. Typically, near the beginning of each fiscal year, our Compensation Committee adopts the performance criteria and targets for the incentive compensation plan (Executive Bonus Plan) for that fiscal year, which identifies the plan participants, the performance measures and the associated target levels for each measure, and the potential payouts based on actual performance for the fiscal year. Payouts are made in the form of cash, fully vested restricted stock units, or a combination of both, at the discretion of our Compensation Committee.

Based on a review of our actual achievement of the pre-established corporate financial objectives and additional inputs from our Compensation Committee, the Executive Bonus Plan is paid out in the first quarter of the following fiscal year. For the fiscal year 2021 and 2022 Executive Bonus Plans, the pay out was and will be in the form of fully vested restricted stock units. During the year ended January 31, 2022, we recognized stock-based compensation expense related to the Executive Bonus Plan for fiscal years 2021 and 2022 in the amount of $3.2 million and $17.1 million, respectively. The unrecognized compensation expense related to the ungranted and unvested Executive Bonus Plan for fiscal year 2022 is $3.2 million, based on the expected performance against the pre-established corporate financial objectives as of January 31, 2022, which is expected to be recognized during the first quarter of fiscal year 2023.

2015 ESPP

As of January 31, 2022, there was $7.4 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended January 31,
	2022	2021	2020
Cost of revenue	$20,093	$18,936	$16,769
Research and development	68,063	61,145	62,565
Sales and marketing	52,547	42,015	38,030
General and administrative	38,271	32,196	28,624
Total stock-based compensation	$178,974	$154,292	$145,988

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

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2022			2021			2020
Employee Stock Options
Expected term (in years)			N/A			5.8	5.5	–	5.8
Risk-free interest rate			N/A			0.6%			1.8%
Volatility			N/A			46%			45%
Dividend yield			N/A			0%			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	–	2.0	0.5	–	2.0	0.5	–	2.0
Risk-free interest rate	0.1%	–	0.2%	0.1%	–	0.4%	1.7%	–	2.5%
Volatility	36%	–	52%	44%	–	54%	34%	–	55%
Dividend yield			0%			0%			0%

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

Dividend Yield. We have never declared or paid any cash dividends on our Class A common stock and do not plan to pay cash dividends on our Class A common stock in the foreseeable future, and, therefore, use an expected dividend yield of zero.

Note 13. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended January 31,
	2022	2021	2020

Numerator:
Net loss	$(41,459)	$(43,433)	$(144,348)
Dividend on series A convertible preferred stock	(10,911)	—	—
Accretion of series A convertible preferred stock	(1,508)	—	—
Net loss attributable to common stockholders	$(53,878)	$(43,433)	$(144,348)

Denominator:
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, basic and diluted	155,598	155,849	147,762
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.28)	$(0.98)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended January 31,
	2022	2021	2020
Options to purchase common stock	5,189	5,225	7,598
Restricted stock units	16,173	17,029	16,478
Employee stock purchase plan	1,281	1,776	1,820
Shares related to convertible preferred stock	13,561	—	—
Shares related to the convertible senior notes	147	658	—
Total	36,351	24,688	25,896

Note 14. Income Taxes

The components of loss before provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
United States	$(51,497)	$(38,928)	$(104,362)
Foreign	14,033	(3,298)	(38,576)
Total	$(37,464)	$(42,226)	$(142,938)

The components of the provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	245	205	196
Foreign	5,660	1,351	1,485
Total	$5,905	$1,556	$1,681
Deferred:
Federal	$124	$83	$—
State	—	4	32
Foreign	(2,034)	(436)	(303)
Total	$(1,910)	$(349)	$(271)
Provision for income taxes	$3,995	$1,207	$1,410

The following is a reconciliation of the difference between the effective income tax rate and the federal statutory rate of 21% (in thousands):

	Year Ended January 31,
	2022	2021	2020
Tax benefit at federal statutory rate	$(7,867)	$(8,867)	$(30,017)
State taxes, net of federal benefit	(2,766)	6,798	(3,122)
Foreign rate difference	1,213	1,676	(305)
Nondeductible expenses	361	675	2,313
Research and development credit	(5,842)	(6,487)	(6,670)
Stock-based compensation	(691)	4,942	6,325
Change in reserve for unrecognized tax benefits	5,842	6,487	6,670
Intra-group transfer of intellectual property	1,067	—	—
Change in valuation allowance, including the effect of tax rate change	31,613	2,301	26,462
Effect of tax rate change on deferred tax assets	(19,284)	(6,524)	—
Other	349	206	(246)
Total provision for income taxes	$3,995	$1,207	$1,410

During the fiscal year ended January 31, 2022, the United Kingdom (UK) passed the Finance Act 2021, which increased the Corporate Income Tax (CIT) rate to 25% compared to the current rate of 19%, effective April 2023. As a result, we re-measured our UK deferred tax assets using 25% and recorded a benefit of $19.2 million, which was fully offset by a valuation allowance.

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2022	2021
Deferred tax assets:
Net operating loss carryover	$262,735	$243,820
Accruals and reserves	7,231	7,822
Stock-based compensation	15,103	11,465
Section 59(e) capitalized research and development	27,949	19,485
Depreciation and amortization	11,939	6,618
Operating lease liabilities	51,564	59,455
Tax credit carryover	4,325	4,325
Other	1,216	1,213
Total deferred tax assets	382,062	354,203
Valuation allowance	(337,929)	(286,659)
Total deferred tax assets, net of valuation allowance	44,133	67,544
Deferred tax liabilities:
Operating lease right-of-use assets, net	(41,196)	(47,949)
Convertible debt	—	(17,322)
Deferred commissions	(1,059)	—
Goodwill with indefinite life amortization	(867)	(525)
Total deferred tax liabilities	(43,122)	(65,796)
Net deferred tax assets	$1,011	$1,748

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, we have established a full valuation allowance against our U.S. and United Kingdom deferred tax assets to the extent they are not offset by liabilities from uncertain tax positions based on our history of losses. During the years ended January 31, 2022 and 2021, the valuation allowance increased by $51.2 million and decreased by $15.1 million, respectively.

In connection with the adoption of ASU 2020-06, we decreased the gross deferred tax liability in the amount of $17.3 million related to the tax effect of amounts no longer separately presented in equity. The net effect of the adjustments to the deferred tax liability was offset with an adjustment to the valuation allowance.

As of January 31, 2022, we had federal, state and foreign net operating loss carryforwards of $700.2 million, $571.2 million and $313.0 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards generated prior to fiscal year 2019 will expire at various dates beginning in 2025, if not utilized. We have federal net operating loss carryforwards of $79.0 million, which can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2023, if not utilized. The foreign net operating loss carryforwards do not expire. In addition, as of January 31, 2022, we had federal and state research and development tax credit carryforwards of $44.9 million and $48.6 million, respectively. The federal research and development tax credit carryforwards will expire beginning in 2025 if not utilized. The state research and development tax credit carryforwards do not expire.

Utilization of the federal and state net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. In the prior year, we completed a Section 382 ownership change analysis covering the fiscal year 2015 to fiscal year 2022 tax periods, which concluded that our net operating losses are not permanently limited. Subsequent ownership changes may further affect the limitation in future years.

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

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020
Unrecognized tax benefits—beginning of period	$77,427	$63,560	$49,883
Reductions for tax positions related to prior year	40	(57)	(10)
Additions for tax positions related to prior year	—	48	—
Additions for tax positions related to current year	13,211	13,876	13,687
Unrecognized tax benefits—end of period	$90,678	$77,427	$63,560

The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of January 31, 2022, 2021 and 2020. We do not expect our gross unrecognized tax benefits to change significantly over the next 12 months.

Our policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of our income tax provision. Interest and penalties were not significant during the years ended January 31, 2022, 2021 and 2020.

We file tax returns in the U.S. for federal, California, and other states. All tax years remain open to examination for both federal and state purposes as a result of our net operating loss and credit carryforwards. We file tax returns in the United Kingdom and other foreign jurisdictions in which we operate.

Note 15. Segments

Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, we have a single reporting segment and operating unit structure. Since we operate in one operating segment, all required segment information can be found in the consolidated financial statements.

Note 16. 401(k) Plan

We have a 401(k) Savings Plan (the 401(k) Plan) which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. We have not made any material matching contributions to date.

Note 17. Subsequent Events

Share Repurchase Plan

On March 14, 2022, our board of directors authorized up to an additional $150 million expansion of the Share Repurchase Plan. Under this expansion, shares may be repurchased in open market transactions until the earlier of March 14, 2023, or until $150 million of our Class A common stock has been repurchased.

Stock Options

On March 14, 2022, we issued a net amount of 1.1 million shares of our Class A common stock upon a cashless exercise of stock options granted in April 2012 to Aaron Levie, our co-founder and Chief Executive Officer, prior to their expiration in April 2022. The weighted-average exercise price was $2.91 and the aggregate intrinsic value of exercised options was $46.2 million.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2022. The effectiveness of our internal control over financial reporting as of January 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

Not applicable.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 annual meeting of stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended January 31, 2022, and is incorporated in this Annual Report on Form 10-K by reference.

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Code of Business Conduct and Ethics is posted on the Corporate Governance portion of our website at http://www.boxinvestorrelations.com/. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.

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

Item 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit		Incorporated by References
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Box, Inc., as amended.	8-K/A	001-36805	3.1	September 14, 2021

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-36805	3.1	September 7, 2021

3.3	Certificate of Retirement of Class B Common Stock of Box, Inc., dated June 16, 2018.	8-K	001-36805	3.1	June 15, 2018

3.4	Certificate of Designations Designating the Series A Convertible Preferred Stock.	8-K	001-36805	3.1	May 18, 2021

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194767	4.1	July 7, 2014

4.2	Description of Capital Stock.

4.3	Indenture, dated as of January 14, 2021, between Box, Inc. U.S. National Bank Association, as trustee.	8-K	001-36805	4.1	January 15, 2021

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194767	10.1	July 7, 2014

10.2*	Box, Inc. Amended 2015 Equity Incentive Plan and related form agreements.	10-Q	001-36805	10.3	December 3, 2021

10.3*	Box, Inc. Amended and Restated 2015 Employee Stock Purchase Plan and related form agreements.	10-Q	001-36805	10.1	December 3, 2021

10.4*	Box, Inc. Amended 2015 Equity Incentive Plan Form of Global Restricted Stock Unit Agreement.	S-8	333-254219	99.3	March 12, 2021

10.5*	Box, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.4	January 9, 2015

10.6*	Box, Inc. Executive Incentive Plan.	S-1/A	333-194767	10.6	July 7, 2014

10.7*	Box, Inc. Outside Director Compensation Policy, amended and restated on September 29, 2021	10-Q	001-36805	10.2	December 3, 2021

10.8*	Form of Change in Control and Severance Agreement between the Registrant and each of Aaron Levie, Dylan Smith, Stephanie Carullo and certain of its executive officers.	S-1/A	333-194767	10.7	December 10, 2014

10.9*	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1/A	333-194767	10.7A	December 10, 2014

10.10	Office Lease between the Registrant and Redwood City Partners, LLC, dated as of September 15, 2014.	S-1/A	333-194767	10.18	January 9, 2015

10.11	First Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of March 17, 2015.	10-Q	001-36805	10.4	June 4, 2020

10.12	Second Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of October 22, 2015.	10-Q	001-36805	10.5	June 4, 2020

10.13	Third Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of September 21, 2017.	10-Q	001-36805	10.6	June 4, 2020

10.14	Fourth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of November 6, 2018.	10-Q	001-36805	10.7	June 4, 2020

10.15	Fifth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of April 30, 2019.	10-Q	001-36805	10.8	June 4, 2020

10.16	Credit Agreement, dated as of November 27, 2017, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	November 29, 2017

10.17	Amendment No. 1 to Credit Agreement, dated as of July 12, 2019, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	July 15, 2019

10.18	Amendment No. 2 to Credit Agreement, dated September 27, 2019, by and between Box, Inc. and Wells Fargo Bank, National Association.	10-Q	001-36805	10.2	June 4, 2020

10.19	Amendment No. 3 to Credit Agreement, dated April 17, 2020, by and between Box, Inc. and Wells Fargo Bank, National Association.	10-Q	001-36805	10.3	June 4, 2020

10.20	Amendment No. 4 to Credit Agreement, dated as of July 26, 2021, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	June 27, 2021

10.21‡	Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of August 10, 2017.	10-Q	001-36805	10.1	June 6, 2019

10.22‡	Amendment No. 1 to the Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of July 31, 2018.	10-Q	001-36805	10.2	June 6, 2019

10.23‡	Amendment No. 2 to the Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of March 15, 2019.	10-Q	001-36805	10.3	June 6, 2019

10.24	Form of Capped Call Transaction Confirmation.	8-K	001-36805	10.2	January 15, 2021

10.25	Investment Agreement, dated April 7, 2021, by and among Box, Inc. and Powell Investors III L.P., KKR-Milton Credit Holdings L.P., KKR-NYC Credit C L.P., Tailored Opportunistic Credit Fund, CPS Holdings (US) L.P. and CPS Holdings (US) L.P.	8-K	001-36805	10.1	April 8, 2021

10.26

Registration Rights Agreement, dated May 12, 2021, by and among the Company and ALOHA European Credit Fund, L.P., Centerbridge Credit Partners Master, L.P., Centerbridge Special Credit Partners III-Flex, L.P., CPS Holdings (US) L.P., Future Fund Board of Guardians, Illinois State Board of Investment, Indiana Public Retirement System, Kennedy Lewis Capital Partners Master Fund II L.P., KKR-Milton Credit Holdings L.P., KKR-NYC Credit C L.P., OHA AD Customized Credit Fund (International), L.P., OHA Artesian Customized Credit Fund I, L.P., OHA BCSS SSD II, L.P., OHA Black Bear Fund, L.P., OHA Centre Street Partnership, L.P., OHA Credit Solutions Master Fund II SPV, L.P., OHA Delaware Customized Credit Fund Holdings, L.P., OHA Delaware Customized Credit Fund-F, L.P., OHA Dynamic Credit ORCA Fund, L.P., OHA Enhanced Credit Strategies Master Fund, L.P., OHA KC Customized Credit Master Fund, L.P., OHA MPS SSD II, L.P., OHA SA Customized Credit Fund, L.P., OHA Strategic Credit Master Fund II, L.P., OHA Structured Products Master Fund D, L.P., OHA Tactical Investment Master Fund, L.P., OHAT Credit Fund, L.P., Powell Investors III L.P., Tailored Opportunistic Credit Fund, The Coca-Cola Company Master Retirement Trust.

	8-K	001-36805	10.1	May 18, 2021

10.27

Joinder Agreement, dated May 12, 2021, by and among the Company, Powell Investors III L.P., a Cayman Islands exempted limited partnership, KKR-Milton Credit Holdings L.P., a Cayman Islands exempted limited partnership, KKR-NYC Credit C L.P., a Delaware limited partnership, Tailored Opportunistic Credit Fund, an Australian trust and CPS Holdings (US) L.P., a Delaware limited partnership, and ALOHA European Credit Fund, L.P., Centerbridge Credit Partners Master, L.P., Centerbridge Special Credit Partners III-Flex, L.P., Future Fund Board of Guardians, Illinois State Board of Investment, Indiana Public Retirement System, Kennedy Lewis Capital Partners Master Fund II L.P., OHA AD Customized Credit Fund (International), L.P., OHA Artesian Customized Credit Fund I, L.P., OHA BCSS SSD II, L.P., OHA Black Bear Fund, L.P., OHA Centre Street Partnership, L.P., OHA Credit Solutions Master Fund II SPV, L.P., OHA Delaware Customized Credit Fund Holdings, L.P., OHA Delaware Customized Credit Fund-F, L.P., OHA Dynamic Credit ORCA Fund, L.P., OHA Enhanced Credit Strategies Master Fund, L.P., OHA KC Customized Credit Master Fund, L.P., OHA MPS SSD II, L.P., OHA SA Customized Credit Fund, L.P., OHA Strategic Credit Master Fund II, L.P., OHA Structured Products Master Fund D, L.P., OHA Tactical Investment Master Fund, L.P., OHAT Credit Fund, L.P., The Coca-Cola Company Master Retirement Trust.

		8-K	001-36805	10.2	May 18, 2021

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 16, 2022

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Aaron Levie	Chief Executive Officer (Principal Executive Officer)	March 16, 2022
Aaron Levie

/s/ Dylan Smith	Chief Financial Officer (Principal Financial Officer)	March 16, 2022
Dylan Smith

/s/ Eli Berkovitch	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 16, 2022
Eli Berkovitch

/s/ Sue Barsamian	Director	March 16, 2022
Sue Barsamian

/s/ Carl Bass	Director	March 16, 2022
Carl Bass

/s/ Dana Evan	Director	March 16, 2022
Dana Evan

/s/ Kim Hammonds	Director	March 16, 2022
Kim Hammonds

/s/ Jack Lazar	Director	March 16, 2022
Jack Lazar

/s/ Peter Leav	Director	March 16, 2022
Peter Leav
/s/ Dan Levin	Director	March 16, 2022
Dan Levin

/s/ Bethany Mayer	Director	March 16, 2022
Bethany Mayer

/s/ John Park	Director	March 16, 2022
John Park