Form 10-Q
period 2022-04-30
BOX INC
filed 2022-06-02
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of May 31, 2022, the number of shares of the registrant’s Class A common stock outstanding was 144,057,397.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 30,	January 31,
	2022	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$391,377	$416,274
Short-term investments	127,889	170,000
Accounts receivable, net	117,146	256,312
Deferred commissions	45,021	46,025
Other current assets	33,987	27,953
Total current assets	715,420	916,564
Property and equipment, net	92,043	105,755
Operating lease right-of-use assets, net	163,674	172,808
Goodwill	72,855	74,466
Deferred commissions, non-current	69,335	72,884
Other long-term assets	58,260	49,532
Total assets	$1,171,587	$1,392,009
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$46,459	$58,942
Accrued compensation and benefits	23,972	54,705
Finance lease liabilities	38,455	41,235
Operating lease liabilities	45,741	44,608
Deferred revenue	458,084	519,485
Total current liabilities	612,711	718,975
Debt, net, non-current	367,934	367,463
Finance lease liabilities, non-current	13,278	20,836
Operating lease liabilities, non-current	156,096	168,192
Deferred revenue, non-current	10,266	14,757
Other long-term liabilities	6,916	8,993
Total liabilities	1,167,201	1,299,216
Commitments and contingencies (Note 8)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares (unaudited) authorized, issued and outstanding as of April 30 and January 31, 2022	488,351	487,880
Stockholders’ deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 145,598 shares (unaudited) and 145,081 shares issued and outstanding as of April 30 and January 31, 2022, respectively	15	15
Additional paid-in capital	892,067	972,020
Accumulated other comprehensive loss	(8,769)	(4,543)
Accumulated deficit	(1,367,278)	(1,362,579)
Total stockholders’ deficit	(483,965)	(395,087)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,171,587	$1,392,009

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 30,
	2022	2021
Revenue	$238,432	$202,441
Cost of revenue	62,209	60,947
Gross profit	176,223	141,494
Operating expenses:
Research and development	61,733	50,859
Sales and marketing	83,067	69,811
General and administrative	30,799	31,087
Total operating expenses	175,599	151,757
Income (loss) from operations	624	(10,263)
Interest and other expense, net	(4,157)	(3,999)
Loss before provision for income taxes	(3,533)	(14,262)
Provision for income taxes	1,166	311
Net loss	(4,699)	(14,573)
Dividend on series A convertible preferred stock	(3,695)	—
Accretion of series A convertible preferred stock	(527)	—
Net loss attributable to common stockholders	$(8,921)	$(14,573)
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.09)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	144,725	161,733

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2022	2021
Net loss	$(4,699)	$(14,573)
Other comprehensive (loss) income:
Net foreign currency translation (loss) gain	(5,266)	273
Net unrealized gain on cash flow hedge	1,064	294
Net unrealized loss on available-for-sale securities	(24)	—
Other comprehensive (loss) income	(4,226)	567
Comprehensive loss	$(8,925)	$(14,006)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

(Unaudited)

	Three Months Ended April 30, 2022
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2022	500	$487,880	145,081	$15	$972,020	$(4,543)	$(1,362,579)	$(395,087)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	4,159	—	(27,394)	—	—	(27,394)
Stock consideration in connection with fiscal 2022 acquisition	—	—	559	—	—	—	—	—
Stock-based compensation related to stock awards	—	—	—	—	61,785	—	—	61,785
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	471	—	—	(4,221)	—	—	(4,221)
Repurchases of common stock	—	—	(4,201)	—	(110,123)	—	—	(110,123)
Other comprehensive loss	—	—	—	—	—	(4,226)	—	(4,226)
Net loss	—	—	—	—	—	—	(4,699)	(4,699)
Balance as of April 30, 2022	500	$488,351	145,598	$15	$892,067	$(8,769)	$(1,367,278)	$(483,965)

	Three Months Ended April 30, 2021
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 31, 2021	—	$—	159,851	$16	$1,473,666	$(938)	$(1,321,679)	$151,065
Cumulative adjustment due to adoption of ASU 2020-06	—	—	—	—	(68,576)	—	559	(68,017)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	2,911	—	(1,878)	—	—	(1,878)
Stock consideration in connection with fiscal 2022 acquisition	—	—	—	—	10,000	—	—	10,000
Stock-based compensation related to stock awards	—	—	—	—	47,649	—	—	47,649
Other comprehensive income	—	—	—	—	—	567	—	567
Net loss	—	—	—	—	—	—	(14,573)	(14,573)
Balance as of April 30, 2021	—	$—	162,762	$16	$1,460,861	$(371)	$(1,335,693)	$124,813

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,699)	$(14,573)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,536	19,380
Stock-based compensation expense	47,110	41,790
Amortization of deferred commissions	13,145	10,517
Other	299	443
Changes in operating assets and liabilities:
Accounts receivable, net	136,876	116,835
Deferred commissions	(9,059)	(7,927)
Operating lease right-of-use assets, net	9,992	10,852
Other assets	(15,368)	(8,816)
Accounts payable, accrued expenses and other liabilities	(18,450)	(11,906)
Operating lease liabilities	(11,866)	(13,927)
Deferred revenue	(58,786)	(47,896)
Net cash provided by operating activities	107,730	94,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(37,883)	(50,000)
Maturities of short-term investments	80,000	—
Purchases of property and equipment, net of sale proceeds	(558)	(1,145)
Capitalized internal-use software costs	(2,532)	(1,178)
Acquisitions, net of cash acquired	(300)	(56,642)
Other	(315)	—
Net cash provided by (used in) investing activities	38,412	(108,965)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(117,240)	—
Payments of dividends to preferred stockholders	(3,750)	—
Proceeds from issuances of common stock under employee equity plans	14,464	13,866
Employee payroll taxes paid for net settlement of stock awards	(41,839)	(15,684)
Principal payments of finance lease liabilities	(11,503)	(13,262)
Other	(2,323)	(3,768)
Net cash used in financing activities	(162,191)	(18,848)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8,501)	(211)
Net decrease in cash, cash equivalents, and restricted cash	(24,550)	(33,252)
Cash, cash equivalents, and restricted cash, beginning of period(1)	416,888	595,511
Cash, cash equivalents, and restricted cash, end of period(1)	$392,338	$562,259

(1) Restricted cash is included in other current assets for the periods presented.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2022 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of convertible preferred stock and stockholders’ (deficit) equity, and the condensed consolidated statements of cash flows for the three months ended April 30, 2022 and 2021, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2022 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the Form 10-K), which was filed with the Securities and Exchange Commission (the SEC) on March 16, 2022. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. There have been no other material changes to our critical accounting policies and estimates during the three months ended April 30, 2022 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K and include all adjustments necessary for the fair presentation of our balance sheet as of April 30, 2022, and our results of operations, including our comprehensive loss, our convertible preferred stock and stockholders’ (deficit) equity, and our cash flows for the three months ended April 30, 2022 and 2021. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2023.

Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenues, operating income (loss), or net income (loss).

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

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of April 30, 2022, no single customer accounted for more than 10% of total accounts receivable. As of January 31, 2022, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. No single customer represented over 10% of our revenue for the three months ended April 30, 2022 and 2021.

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

Geographic Locations

For the three months ended April 30, 2022 and 2021, revenue attributable to customers in the United States was 66% and 69%, respectively. For the three months ended April 30, 2022 and 2021, revenue attributable to customers in Japan was 19% and 17%, respectively.

As of April 30, 2022 and January 31, 2022, substantially all of our property and equipment was located in the United States.

Summary of Significant Accounting Policies

Marketable Securities

We classify our marketable securities as available-for-sale securities as we may sell these securities at any time for use in operations or for other purposes. We record such securities at fair value in our condensed consolidated balance sheet, with unrealized gains or losses reported as a component of accumulated other comprehensive loss. The amount of unrealized gains or losses reclassified into earnings is based on specific identification when the securities are sold. We periodically evaluate if any security has experienced credit-related declines in fair value, which are recorded against an allowance for credit losses with an offsetting entry to interest and other expense, net on the condensed consolidated statement of operations.

There have been no other material changes to our significant accounting policies during the three months ended April 30, 2022 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 31, 2022.

Note 2. Revenue

Contract Assets

Contract assets, which are presented within accounts receivable, was $1.5 million and $1.1 million as of April 30, 2022 and January 31, 2022, respectively.

Deferred Revenue

Deferred revenue was $468.4 million and $534.2 million as of April 30, 2022 and January 31, 2022, respectively. During the three months ended April 30, 2022 and 2021, we recognized $202.4 million and $167.4 million of revenue that was included in the deferred revenue balance as of January 31, 2022 and 2021, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of April 30, 2022, we had remaining performance obligations from contracts with customers of $1.0 billion. We expect to recognize revenue on 62% of these remaining performance obligations over the next 12 months, with the substantial majority of the remaining balance expected to be recognized within 24 months.

Note 3. Fair Value of Financial Instruments

The amortized cost, unrealized gain (loss) and estimated fair value of marketable securities were as follows (in thousands):

	April 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
U.S treasury securities	$9,999	$—	$—	$9,999
Commercial paper	1,999	—	—	1,999
Money market funds	166,263	—	—	166,263
Total cash equivalents	$178,261	$—	$—	$178,261
Short-term investments:
U.S treasury securities	$35,921	$—	$(24)	$35,897
Commercial paper	1,992	—	—	1,992
Total short-term investments	$37,913	$—	$(24)	$37,889
Total cash equivalents and short-term investments	$216,174	$—	$(24)	$216,150

	January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$202,446	$—	$—	$202,446
Total cash equivalents	$202,446	$—	$—	$202,446

As of April 30, 2022, contractual maturities of marketable securities were all within one year.

As of April 30, 2022, we do not consider any portion of the unrealized losses to be credit losses.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets subject to the fair value disclosure requirements were as follows (in thousands):

	April 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S treasury securities	$9,999	$—	$—	$9,999
Commercial paper	—	1,999	—	1,999
Money market funds	166,263	—	—	166,263
Total cash equivalents	$176,262	$1,999	$—	$178,261
Short-term investments:
U.S treasury securities	$35,897	$—	$—	$35,897
Commercial paper	—	1,992	—	1,992
Total short-term investments	$35,897	$1,992	$—	$37,889
Total cash equivalents and short-term investments	$212,159	$3,991	$—	$216,150

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$202,446	$—	$—	$202,446

As of April 30, 2022 and January 31, 2022, we had certificates of deposit for a total of $90 million and $170 million, respectively, with original maturities of more than three months and less than twelve months that are classified as short-term investments in our consolidated balance sheet.

Fair Value Measurements of Other Financial Instruments

In November 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the “November 2017 Facility”). As of April 30, 2022 and January 31, 2022, we had total debt outstanding relating to the November 2017 Facility with a carrying amount of $30.0 million. The estimated fair value of the November 2017 Facility, which we have classified as a Level 2 financial instrument, approximates its carrying value.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026 (the “Notes”). The fair value of the Notes is determined using observable market prices. The fair value of the Notes, which we have classified as a Level 2 instrument, was $458.6 million and $413.1 million as of April 30, 2022 and January 31, 2022, respectively.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	April 30,	January 31,
	2022	2022
Servers and related equipment	$353,906	$353,787
Leasehold improvements	79,196	75,981
Computer hardware	21,284	20,935
Furniture and fixtures	15,307	14,421
Construction in progress	755	6,324
Total property and equipment	470,448	471,448
Less: accumulated depreciation	(378,405)	(365,693)
Total property and equipment, net	$92,043	$105,755

As of April 30, 2022, the gross carrying amount of property and equipment included $258.9 million of servers and related equipment and construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $207.6 million. As of January 31, 2022, the gross carrying amount of property and equipment included $258.8 million of servers and related equipment and construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $196.6 million.

Depreciation expense related to property and equipment was $14.8 million and $16.2 million for the three months ended April 30, 2022 and 2021, respectively. Included in these amounts were depreciation expense for servers and related equipment acquired under finance leases in the amount of $12.0 million and $13.1 million for the same periods, respectively.

Operating Lease Right-of-Use Assets, Net

Operating lease right-of-use assets, net consisted of the following (in thousands):

	April 30,	January 31,
	2022	2022
Operating lease right-of-use assets	$290,407	$290,808
Less: accumulated amortization	(126,733)	(118,000)
Operating lease right-of-use assets, net	$163,674	$172,808

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

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended
	April 30,
	2022	2021

Finance lease cost:
Amortization of finance lease right-of-use assets	$11,960	$13,082
Interest on finance lease liabilities	665	1,171
Operating lease cost, gross	12,589	13,780
Variable lease cost, gross	1,992	2,302
Sublease income	(2,256)	(3,194)
Total lease cost	$24,950	$27,141

As of April 30, 2022, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)	Finance Leases
Remainder of 2023	$41,196	$32,287
2024	54,253	$19,585
2025	36,182	$1,574
2026	31,731	—
2027	30,393	—
Thereafter	35,999	—
Total lease payments	$229,754	$53,446
Less: imputed interest	$(27,917)	$(1,713)
Present value of total lease liabilities	$201,837	$51,733

(1) Non-cancellable sublease proceeds for the remainder of the fiscal year ending January 31, 2023 and the fiscal years ending January 31, 2024, and 2025, of $5.8 million, $4.5 million, and $4.2 million, respectively, are not included in the table above.

Note 6. Acquisitions

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

Note 7. Goodwill and Acquired Intangible Assets

Goodwill was $72.9 million and $74.5 million as of April 30, 2022 and January 31, 2022, respectively. Goodwill balances were partially offset by the effect of foreign currency translation. Goodwill as of January 31, 2022 included the acquisitions of SignRequest and Cloud FastPath described in Note 6 and others. We did not record any goodwill impairment during the three months ended April 30, 2022 and 2021.

Acquired intangible assets are included in other long-term assets in the condensed consolidated balance sheets. Acquired intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life (Years)	Gross Value	Accumulated Amortization	Net Carrying Value
Balance as of January 31, 2022		$22,711	$(5,003)	$17,708
Developed technology	3.04	160	(1,452)	(1,292)
Balance as of April 30, 2022		$22,871	$(6,455)	$16,416

Acquired intangible assets are amortized on a straight-line basis over the useful life. Acquired intangible assets amortization was $1.5 million and $0.9 million for the three months ended April 30, 2022 and 2021, respectively. Amortization of acquired developed technology is included in cost of revenue in the condensed consolidated statements of operations.

As of April 30, 2022, expected amortization expense for acquired intangible assets was as follows (in thousands):

Fiscal years ending January 31:
Remainder of 2023	$4,356
2024	5,808
2025	3,490
2026	2,762
Total	$16,416

Note 8. Commitments and Contingencies

Letters of Credit

As of April 30, 2022 and January 31, 2022, we had letters of credit in the aggregate amount of $18.6 million in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 9.

Purchase Obligations

Our purchase obligations relate primarily to infrastructure services and IT software and support services costs. As of April 30, 2022, future payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Fiscal years ending January 31:
2023	$3,745
2024	9,815
2025	144,984
2026	—
2027	263,750
Total	$422,294

Our contracts for infrastructure services and IT software, which have terms ranging from 2 to 8 years, support our long-term goals of improving gross margin. In addition to the purchase obligations included above, as of April 30, 2022, we recognized a total of $6.2 million related to non-cancellable contractual purchases, which were included in accounts payable, accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheet. $6.0 million and $0.2 million is due to be paid in the remainder of the fiscal year ending January 31, 2023 and the fiscal year ending January 31, 2024, respectively.

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2022.

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

There have been no changes to the conversion or redemption terms of the Notes during the three months ended April 30, 2022 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the fiscal year ended January 31, 2022.

As of April 30, 2022, the conditions allowing holders of the Notes to convert were not met.

The net carrying amount of the Notes consisted of the following (in thousands):

	April 30,	January 31,
	2022	2022
Principal	$345,000	$345,000
Unamortized issuance costs	(7,066)	(7,537)
Net carrying amount	$337,934	$337,463

Issuance costs are being amortized to interest expense over the term of the Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs was 0.56%. For the three months ended April 30, 2022 and 2021, our interest expense recognized related to the Notes were not material.

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

As of April 30, 2022, we had total debt outstanding with a carrying amount of $30.0 million and we were in compliance with all financial covenants.

Note 10. Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Series A Convertible Preferred Stock

On April 7, 2021, we entered into an investment agreement with group of investors led by KKR & Co. Inc. (collectively “KKR”) relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $500 million, or $1,000 per share. The closing of the Issuance occurred on May 12, 2021 (the “Closing Date”).

The Series A Preferred Stock rank senior to our Class A common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of Box. The Series A Preferred Stock initially have a liquidation preference of $1,000 per share. Holders of the Series A Preferred Stock are entitled to a cumulative dividend (the “Dividend”) at the rate of 3.0% per annum, compounding quarterly, paid-in-kind or paid in cash, at our election. For any quarter in which we elect not to pay the Dividend in cash with respect to a share of Series A Preferred Stock, such Dividend will become part of the liquidation preference of such share, as set forth in the Certificate of Designations designating the Series A Preferred Stock (the “Certificate of Designations”). During the three months ended April 30, 2022, we paid cash dividends to our Series A Preferred Stockholders in the amount of $3.8 million and as of April 30, 2022, we had accrued dividends of $1.2 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position. During the three months ended April 30, 2022, we recognized $0.5 million of accretion.

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

There have been no changes to the voting rights or redemption terms of the Series A Preferred Stock during the three months ended April 30, 2022 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the fiscal year ended January 31, 2022.

Share Repurchase Plan

Between July 2021 and April 30, 2022, our board of directors authorized the repurchase of up to an aggregate of $610 million of shares of our Class A common stock. As of April 30, 2022, we had used approximately $438.4 million to repurchase 17.5 million shares and approximately $147.7 million remained available for additional share repurchases. During the three months ended April 30, 2022, we repurchased 4.2 million shares at a weighted average price of $26.17 per share for a total amount of $109.9 million.

Note 11. Stock-Based Compensation

Employee Equity Plans

In January 2015, our board of directors adopted the 2015 Equity Incentive Plan (the “2015 Plan”), which became effective prior to the completion of our initial public offering (“IPO”). Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Generally, our restricted stock units vest over four years and, (a) for employee new hire restricted stock unit grants, twenty-five percent vest one year from the vesting commencement date and continue to vest 1/16th per quarter thereafter; or (b) for employee refresh restricted stock unit grants, 1/16th per quarter vest from the vesting commencement date. As of April 30, 2022, 23,256,575 shares were reserved for future issuance under the 2015 Plan.

In January 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which became effective prior to the completion of our IPO. The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. The 2015 ESPP provides for 24-month offering periods beginning March 16 and September 16 of each year, and each offering period consists of four six-month purchase periods.

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of April 30, 2022, 5,795,134 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2022	5,726,893	$11.74	3.04	$82,481
Options granted	—	—
Options exercised	(2,056,625)	2.99
Options forfeited/cancelled	(650,000)	20.28
Balance as of April 30, 2022	3,020,268	$15.85	4.04	$44,607
Vested and expected to vest as of April 30, 2022	3,014,014	$15.84	4.04	$44,538
Exercisable as of April 30, 2022	2,894,679	$15.69	3.92	$43,212

As of April 30, 2022, there was $0.2 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of less than one year.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2022	14,840,913	$21.35
Granted	6,648,364	29.16
Vested	(2,376,125)	22.75
Forfeited/cancelled	(718,642)	21.34
Unvested balance - October 31, 2021	18,394,510	$23.99

As of April 30, 2022, there was $412.4 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 3.06 years.

Performance-Based Restricted Stock Units

We use performance-based incentives for certain employees, including our named executive officers, to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals. Based on a review of our actual achievement of pre-established corporate financial objectives and additional inputs from our Compensation Committee, the Fiscal 2022 Executive Bonus Plan was determined, settled and paid out in the first quarter of fiscal year 2023 in the form of fully vested restricted stock units. During the first quarter of fiscal year 2023, our Compensation Committee also adopted and approved the performance criteria and targets for the Fiscal 2023 Executive Bonus Plan, which is expected to be paid out in the form of cash and fully vested restricted stock units in the first quarter of fiscal year 2024.

During the three months ended April 30, 2022, we recognized stock-based compensation expense related to the Fiscal 2022 and Fiscal 2023 Executive Bonus Plans in the amount of $4.5 million and $2.4 million, respectively. The unrecognized compensation expense related to the ungranted and unvested Fiscal 2023 Executive Bonus Plan is $10.9 million, based on the expected performance against the pre-established corporate financial objectives as of April 30, 2022, which is expected to be recognized over a remaining weighted-average period of less than one year.

2015 ESPP

As of April 30, 2022, there was $16.6 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 30,
	2022	2021
Cost of revenue	$4,355	$5,340
Research and development	17,726	15,453
Sales and marketing	15,289	11,551
General and administrative	9,740	9,446
Total stock-based compensation	$47,110	$41,790

Note 12. Net Loss per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended April 30,
	2022	2021
Numerator:
Net loss	$(4,699)	$(14,573)
Dividend on series A convertible preferred stock	(3,695)	—
Accretion of series A convertible preferred stock	(527)	—
Net loss attributable to common stockholders	$(8,921)	$(14,573)

Denominator:
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, basic and diluted	144,725	161,733
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.09)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended April 30,
	2022	2021
Options to purchase common stock	3,896	5,369
Restricted stock units	15,682	15,471
Employee stock purchase plan	1,746	1,743
Shares related to convertible preferred stock	18,540	—
Shares related to the convertible senior notes	1,007	601
Total	40,871	23,184

Note 13. Income Taxes

We evaluate uncertain tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years.

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

Overview

Box is the Content Cloud: one secure, cloud-native platform for managing the entire content journey. Content – from blueprints to wireframes, videos to documents, proprietary formats to PDFs – is the source of an organization’s unique value. The Box Content Cloud enables our customers, including 67% of the Fortune 500, to securely manage the entire content lifecycle, from the moment a file is created or ingested to when it’s shared, edited, published, approved, signed, classified, and retained. Box keeps content secure and compliant, while also allowing easy access and sharing of this content from anywhere, on any device – both within the organization and with external partners.

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

In addition, we continue to innovate by expanding our core services and offerings with a focus on frictionless security and compliance, seamless internal and external collaboration and workflow, and integration with best-of-breed applications. For example, we provide Box Shield, our advanced security offering that helps customers reduce the risk of accidental content leakage and protect their business from insider threats and account compromise; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information throughout its lifecycle; Box Relay, which allows our end users to easily build, manage and track their own workflows; Box Sign, which enables customers to securely send documents for electronic signature directly from Box; Box Platform, which further enables customers and partners to build enterprise apps using our open APIs and developer tools; and Box Zones, which gives global customers the ability to store their content locally in certain regions. We also offer self-service and managed content migration services with Box Shuttle and Box Consulting, which provide in-house professional services such as implementation support, assisted content migration, and change management. The increasing traction of these product innovations allows our customers to realize the full set of capabilities of our Content Cloud.

We are also continuing to expand the scope of what customers can do with their content using Box. At our annual BoxWorks conference in October 2021, we announced major new developments in our partnership with Microsoft, including giving customers the ability to default to Box as a storage option in Microsoft Teams, and the ability to co-author in real time in the Microsoft Office desktop and mobile apps, with all content saved to the Box Content Cloud. We also announced new deep learning-based malware scanning in Box Shield, to enable even more rigorous protections against sophisticated malware attacks, including ransomware. In November 2021, we rolled out Box Sign, our natively integrated signature product, to all Box Business and Enterprise plan customers globally; since then, we have continued to expand its enterprise-grade functionality, including a deeper integration with Salesforce, new compliance certifications, and new features to help customers leverage Box Sign for high-volume and high-value workloads. At our Content Cloud Summit in April 2022, we announced Box Canvas, our natively integrated, interactive virtual whiteboarding tool, which we expect to be released later this year in all Box plans.

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

Current Period Highlights

For the three months ended April 30, 2022 and 2021, our revenue was $238.4 million and $202.4 million, respectively, representing year-over-year growth of 18%. As of April 30, 2022, our remaining performance obligations were $1.0 billion, representing a 16% increase from our remaining performance obligations of $864.8 million as of April 30, 2021. For the three months ended April 30, 2022, our operating income was $0.6 million, and our operating margin was 0.3%, compared to our operating loss of $10.3 million and our operating margin of negative 5.1% for the three months ended April 30, 2021. For the three months ended April 30, 2022, our net cash provided by operating activities was $107.7 million, an increase of $12.9 million from our net cash provided by operating activities of $94.8 million for the three months ended April 30, 2021. For the three months ended April 30, 2022, our free cash flow was positive $90.9 million, an increase of $15.0 million from our free cash flow of positive $75.9 million for the three months ended April 30, 2021.

COVID-19

We continue to monitor, analyze and respond to evolving developments regarding the COVID-19 pandemic, which has significantly impacted global economic activity and social practices. We have re-opened our offices globally for employees on a voluntary basis and are transitioning to a hybrid workforce (with a mix of employees working from offices and others working remotely). In addition, our customer and marketing events in the United States continue to be virtual-only experiences.

Although the COVID-19 pandemic has not had a material adverse impact on our financial results for the first quarter of our fiscal year 2023, the pandemic has negatively impacted some of our customers and prospects. As a result, we have experienced, and may continue to experience, increased customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets related to services that we offer. Despite these adverse impacts, the COVID-19 pandemic has fundamentally changed how organizations get work done, with many businesses shifting to remote and hybrid remote work environments. This shift has created additional opportunities for Box by enabling our customers’ and prospects’ employees to engage in secure remote work through our platform.

The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot be predicted at this time. These factors are described in more detail in Part II, Item 1A "Risk Factors" of this Form 10-Q. As a result, the extent and magnitude of the impact COVID-19 will have on our business and operating results cannot be predicted at this time.

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

	Three Months Ended
	April 30,
	2022	2021
Remaining performance obligations (period end)	$1,005.2	$864.8
Remaining performance obligations growth rate	16%	20%
Billings	$172.2	$159.4
Billings growth rate	8%	24%
Free cash flow	$90.9	$75.9
Net retention rate (period end)	111%	103%

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

RPO as of April 30, 2022 was $1.0 billion, an increase of 16% from April 30, 2021. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings through the conversion to multi-product Suites, resulting in extended customer contract durations. The increase in RPO was also driven by the addition of new customers and the timing of customer-driven renewals. RPO growth was partially offset by a negative impact from foreign currency exchange rates.

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

Billings for the three months ended April 30, 2022 were $172.2 million, an increase of 8% from the three months ended April 30, 2021. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings through the conversion to multi-product Suites, the addition of new customers, and the timing of customer-driven renewals. Billings growth was partially offset by a negative impact from foreign currency exchange rates.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended
	April 30,
	2022	2021
GAAP revenue	$238,432	$202,441
Deferred revenue, end of period	468,350	423,249
Less: deferred revenue, beginning of period	(534,242)	(465,613)
Contract assets, beginning of period	1,111	25
Less: contract assets, end of period	(1,491)	(677)
Billings	$172,160	$159,425

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

For the three months ended April 30, 2022 and 2021, free cash flow was positive $90.9 million and positive $75.9 million, respectively.

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

Our net retention rate was 111% and 103% as of April 30, 2022 and 2021, respectively. Our net retention rates were primarily attributable to seat growth in existing customers and strong attach rates of add-on products and our bundled Enterprise Plus plan. As our customers purchase add-on products or our bundled Enterprise Plus plan, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, have been significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States and, as applicable, changes in our deferred taxes and related valuation allowance positions and uncertain tax positions, and taxes associated with jurisdictional transfers of intellectual property.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data, and as a percentage of our revenue):

	Three Months Ended
	April 30,
	2022	2021
Revenue	$238,432	$202,441
Cost of revenue (1)	62,209	60,947
Gross profit	176,223	141,494
Operating expenses:
Research and development (1)	61,733	50,859
Sales and marketing (1)	83,067	69,811
General and administrative (1)	30,799	31,087
Total operating expenses	175,599	151,757
Income (loss) from operations	624	(10,263)
Interest and other expense, net	(4,157)	(3,999)
Loss before provision for income taxes	(3,533)	(14,262)
Provision for income taxes	1,166	311
Net loss	(4,699)	(14,573)
Dividend on series A convertible preferred stock	(3,695)	—
Accretion of series A convertible preferred stock	(527)	—
Net loss attributable to common stockholders	$(8,921)	$(14,573)
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.09)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	144,725	161,733

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30,
	2022	2021
Cost of revenue	$4,355	$5,340
Research and development	17,726	15,453
Sales and marketing	15,289	11,551
General and administrative	9,740	9,446
Total stock-based compensation	$47,110	$41,790

	Three Months Ended
	April 30,
	2022	2021
Percentage of Revenue:
Revenue	100%	100%
Cost of revenue (1)	26	30
Gross profit	74	70
Operating expenses:
Research and development (1)	26	25
Sales and marketing (1)	35	35
General and administrative (1)	13	15
Total operating expenses	74	75
Loss from operations	—	(5)
Interest and other expense, net	(2)	(2)
Loss before provision for income taxes	(2)	(7)
Provision for income taxes	—	—
Net loss	(2)%	(7)%

(1)
Includes stock-based compensation as follows:

	Three Months Ended
	April 30,
	2022	2021
Cost of revenue	2%	3%
Research and development	8	7
Sales and marketing	6	6
General and administrative	4	5
Total stock-based compensation	20%	21%

Comparison of the Three Months Ended April 30, 2022 and 2021

Revenue

	Three Months Ended
	April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue	$238,432	$202,441	$35,991	18%

The increase in revenue was primarily driven by an increase in the number of large deals and higher attach rates of our multi-product Suites offerings, particularly Enterprise Plus, driving improvement in our net retention rate from 103% during the three months ended April 30, 2021 to 111% during the three months ended April 30, 2022. The increase in subscription services was also driven by the addition of new customers, as the number of paying organizations increased by 2% from April 30, 2021 to April 30, 2022. During the three months ended April 30, 2022, we experienced strong growth in Japan, driving an increase in revenue from non-U.S. customers to 34%, compared to 31% during the three months ended April 30, 2021. The increase in revenue was also driven by an increase in non-recurring revenue, which increased 2900 basis points year-over-year. The increase was partially offset by customers partially churning their deployment with Box and a negative impact from foreign currency exchange rates.

Cost of Revenue

	Three Months Ended
	April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$62,209	$60,947	$1,262	2%
Percentage of revenue	26%	30%

The increase in absolute dollars was primarily due to an increase of $3.1 million in public cloud infrastructure costs and an increase of $2.5 million in subscription software contract expenses primarily driven by increases in subscription software contracts. The increase in cost of revenue was partially offset by a decrease of $2.2 million in employee and related costs and stock-based compensation expense, a decrease of $1.2 million in depreciation expense, and a decrease of $1.0 million in data center rent expense. Cost of revenue as a percentage of revenue decreased 400 basis points year-over-year. We expect our cost of revenue to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to optimize data center efficiencies and invest in public cloud infrastructure.

Research and Development

	Three Months Ended
	April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$61,733	$50,859	$10,874	21%
Percentage of revenue	26%	25%

The increase in absolute dollars was primarily due to increases of $6.6 million and $2.3 million in employee and contractor related costs and allocated overhead costs, respectively, due to a 36% increase in headcount, and an increase of $2.3 million in stock-based compensation expense driven by equity grants to existing and new employees. The increased employee headcount and related costs are driven by the growth of our new Research and Development Engineering center in Poland. The increase in research and development expenses was partially offset by an increase of $0.5 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue increased 100 basis points year-over-year. We continue to invest in enhancements of our products and services, developing new products, and further differentiating our offerings. We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our content cloud product offerings and services and migrate a larger portion of our development to lower cost regions.

Sales and Marketing

	Three Months Ended
	April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$83,067	$69,811	$13,256	19%
Percentage of revenue	35%	35%

The increase in absolute dollars was primarily due to increases of $4.5 million and $1.9 million in employee and related costs and allocated overhead costs, respectively, due to a 13% increase in headcount, an increase of $3.7 million in stock-based compensation expense driven by equity grants to existing and new employees, and an increase of $3.0 million in commission expense primarily driven by an 18% increase in revenue year-over-year. Sales and marketing expenses as a percentage of revenue remained flat year-over-year.

Our sales and marketing expenses are generally higher for acquiring new, or expanding existing, customers than for renewals of existing customer subscriptions. We expect to continue to invest in capturing our large market opportunity globally and capitalize on our competitive position with a continued focus on our profitability objectives. We expect our sales and marketing expenses to increase in dollars but decrease as a percentage of revenue over time as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments and as we continue to focus on improving sales productivity. While we expect certain expenses that were reduced due to COVID-19 to increase over time, we currently do not expect to return to pre-COVID-19 levels, even as we return to a hybrid workforce which partially includes an office-based environment.

General and Administrative

	Three Months Ended
	April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$30,799	$31,087	$(288)	-1%
Percentage of revenue	13%	15%

The decrease in absolute dollars was primarily due to a decrease of $2.0 million in shareholder activism and acquisition-related fees and a decrease of $0.3 million in IT hardware and software costs. The decrease in general and administrative expense was partially offset by an increase of $1.0 million in employee and related costs and an increase of $1.0 million in outside agency and consulting services. General and administrative expense as a percentage of revenue decreased 200 basis points year-over-year. We expect our general and administrative expense to increase in absolute dollars but continue to decrease as a percentage of revenue over time as we benefit from greater operational efficiency.

Interest and Other Expense, Net

	Three Months Ended
	April 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest and other expense, net	$(4,157)	$(3,999)	$(158)	4%

The increase in absolute dollars was primarily due to an increase of $0.8 million in foreign currency losses. The increase in interest and other expense, net was partially offset by a decrease of $0.6 million in net interest expense primarily related to our finance leases.

Liquidity and Capital Resources

As of April 30, 2022, we had cash and cash equivalents, restricted cash, and short-term investments of $520.2 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents and short-term investments, together with our finance leases and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, data center obligations, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the three months ended April 30, 2022 and 2021, our cash flows were as follows (in thousands):

	Three Months Ended
	April 30,
	2022	2021
Net cash provided by operating activities	$107,730	$94,772
Net cash provided by (used in) investing activities	38,412	(108,965)
Net cash used in financing activities	(162,191)	(18,848)

Operating Activities

For the three months ended April 30, 2022, cash provided by operating activities was $107.7 million. The primary factors affecting our operating cash flows during this period were our net loss of $4.7 million, favorably offset by non-cash charges of $47.1 million for stock-based compensation, $18.5 million for depreciation and amortization of our property and equipment and capitalized software, and $13.1 million for amortization of deferred commissions. Cash provided by operating activities during the three months ended April 30, 2022 were further adjusted by net cash inflows of $33.3 million provided by changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $136.9 million decrease in accounts receivable that was primarily due to higher billings in the prior quarter and timing of our cash collections and a $10.0 million decrease in operating right-of-use assets due to amortization, partially offset by a $58.8 million decrease in deferred revenue, a $18.5 million decrease in accounts payable, accrued expenses and other liabilities, a $15.4 million increase in other assets, a $11.9 million decrease in operating lease liabilities, and a $9.1 million increase in deferred commissions resulting from capitalization of incremental commissions paid to our sales force.

Investing Activities

Cash provided by investing activities of $38.4 million for the three months ended April 30, 2022 was primarily driven by $80 million in maturities of short-term investments, partially offset by $37.9 million in purchases of short-term investments, $2.5 million of capitalized internally developed software costs, and $0.6 million of fixed asset purchases.

Financing Activities

Cash used in financing activities of $162.2 million for the three months ended April 30, 2022 was primarily driven by $117.2 million in repurchases of our common stock, $41.8 million of employee payroll taxes paid related to net share settlement of stock awards, $11.5 million of principal payments of finance lease liabilities, and $3.8 million of dividend payments to preferred stockholders. This was partially offset by $14.5 million from issuances of common stock under our employee equity plans.

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

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility). On July 26, 2021, we entered into Amendment No. 4 to the November 2017 Facility. Pursuant to the terms of the amendment, the maturity date of borrowings under the November 2017 Facility is July 26, 2024, the revolving commitment is $65.0 million, and it provides for a sublimit for the issuance of letters of credit of $45.0 million. As of April 30, 2022, debt outstanding under the November 2017 Facility was $30.0 million. Refer to Note 9 for a detailed description of the November 2017 Facility.

Series A Convertible Preferred Stock

On April 7, 2021 we entered into an investment agreement with KKR and certain other investors relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value of $0.0001 per share, for an aggregate purchase price of $500 million, or $1,000 per share. The closing of the issuance of such stock occurred on May 12, 2021. Refer to Note 10 for a detailed description of our Series A Convertible Preferred Stock.

Share Repurchase Plan

Between July 2021 and April 30, 2022, our board of directors authorized the repurchase of up to an aggregate of $610 million of shares of our Class A common stock. As of April 30, 2022, we had used $438.4 million to repurchase 17.5 million shares and approximately $147.7 million remained available for additional share repurchases.

Off-Balance Sheet Arrangements

Through April 30, 2022, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces and data centers, (ii) obligations under finance leases for servers and related equipment for our data center operations, (iii) purchase obligations not recognized on the condensed consolidated balance sheet as of April 30, 2022, which relate primarily to infrastructure services and IT software and support services, and (iv) debt, including obligations under both our November 2017 Facility and Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 5, 8, and 9, respectively, in Part I, Item 1. Financial Statements.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2022 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2022.

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

We use these non-GAAP financial measures and our key metrics for financial and operational decision-making (including for purposes of determining variable compensation of members of management and other employees) and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures and key metrics provide meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of our recurring core business operating results. We believe that both management and investors benefit from referring to these non-GAAP financial measures and key metrics in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures and key metrics also facilitate management’s internal comparisons to our historical performance as well as comparisons to our competitors’ operating results. We believe these non-GAAP financial measures and key metrics are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business.

Non-GAAP operating income (loss) and non-GAAP operating margin

We define non-GAAP operating income (loss) as operating income (loss) excluding expenses related to stock-based compensation (SBC), acquired intangible assets amortization, and as applicable, other special items. Non-GAAP operating margin is defined as non-GAAP operating income (loss) divided by revenue. Although SBC is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Management believes it is useful to exclude SBC in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology and trade names, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of purchased intangibles is a static expense, one that is not typically affected by operations during any particular period. Furthermore, Box excludes the following expenses as they are considered by management to be special items outside of Box’s core operating results: (1) fees related to shareholder activism, (2) expenses related to certain litigation, (3) expenses associated with restructuring activities, consisting primarily of severance and other personnel-related costs, and (4) expenses related to acquisitions, including transaction and discrete tax costs. There are no expenses related to litigation excluded from non-GAAP operating income (loss) in any of the periods presented.

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

Our reconciliation of the non-GAAP financial measures for the three months ended April 30, 2022 and 2021 are as follows (in thousands, except per share data and percentages):

	Three Months Ended
	April 30,
	2022	2021
GAAP operating income (loss)	$624	$(10,263)
Stock-based compensation	47,110	41,790
Acquired intangible assets amortization	1,452	901
Acquisition-related expenses	53	920
Fees related to shareholder activism	(77)	1,050
Non-GAAP operating income	$49,162	$34,398

GAAP operating margin	0.3%	(5.1)%
Stock-based compensation	19.7	20.6
Acquired intangible assets amortization	0.6	0.5
Acquisition-related expenses	—	0.5
Fees related to shareholder activism	—	0.5
Non-GAAP operating margin	20.6%	17.0%

GAAP net loss attributable to common stockholders	$(8,921)	$(14,573)
Stock-based compensation	47,110	41,790
Acquired intangible assets amortization	1,452	901
Acquisition-related expenses	53	920
Fees related to shareholder activism	(77)	1,050
Amortization of debt issuance costs	471	469
Undistributed earnings attributable to preferred stockholders	(4,552)	—
Non-GAAP net income attributable to common stockholders	$35,536	$30,557

GAAP net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.09)
Stock-based compensation	0.33	0.26
Acquired intangible assets amortization	0.01	—
Acquisition-related expenses	—	0.01
Fees related to shareholder activism	—	0.01
Amortization of debt issuance costs	—	—
Undistributed earnings attributable to preferred stockholders	(0.03)	—
Non-GAAP net income per share attributable to common stockholders, basic	$0.25	$0.19
Non-GAAP net income per share attributable to common stockholders, diluted	$0.23	$0.18
Weighted-average shares used to compute GAAP net loss per share attributable to common stockholders, basic and diluted	144,725	161,733
Weighted-average shares used to compute non-GAAP net income per share attributable to common stockholders
Basic	144,725	161,733
Diluted	152,845	169,221

GAAP net cash provided by operating activities	$107,730	$94,772
Purchases of property and equipment, net of proceeds from sales	(558)	(1,145)
Principal payments of finance lease liabilities	(11,503)	(13,262)
Capitalized internal-use software costs	(4,805)	(4,475)
Non-GAAP free cash flow	$90,864	$75,890
GAAP net cash provided by (used in) investing activities	$38,412	$(108,965)
GAAP net cash used in financing activities	$(162,191)	$(18,848)

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $520.2 million as of April 30, 2022. Our cash and cash equivalents and short-term investments primarily consist of overnight cash deposits, money market funds, certificates of deposit, U.S. treasury securities, and commercial paper. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of April 30, 2022, we had total debt outstanding with a carrying amount of $30.0 million which approximates fair value. The revolving loans accrue interest at a LIBOR rate (based on one, three or six-month interest periods) plus a margin ranging from 1.15% to 1.65%.

Effective September 5, 2019, we entered into the Swap Agreement in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five-year term of the agreement. As of April 30, 2022, our interest rate swap had a notional value of $30.0 million.

A hypothetical change in interest rates of 100 basis points after April 30, 2022 would not have a material impact on the combined net fair value of our outstanding debt and Swap Agreement.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 11 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. Specifically, given our growth in Japan, we have increasing exposure to changes in the Japanese Yen. Five of the 11 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Our international subsidiaries maintain certain asset and liability balances that are denominated in foreign currencies. Additionally, fluctuations in foreign currency exchange rates can result in fluctuations in our total assets, liabilities, and cash flows and may cause us to recognize transaction gains and losses in our statement of operations impacting our revenue and operating expenses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances and have not entered into derivatives or hedging transactions; however, we may do so in the future. For the three months ended April 30, 2022 and 2021, we incurred $3.0 million and $2.2 million, respectively, in foreign currency exchange losses, which are recognized in interest and other expense, net on our condensed consolidated statements of operations.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 8 in Part I, Item 1 of this Quarterly Report on Form 10-Q under the subheading “Legal Matters,” which is incorporated herein by reference.

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

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following:

•
If we do not compete effectively, our customers do not renew their subscriptions or expand their use of our services, we are unable to attract new customers at rates that are consistent with our expectations, or if the market for cloud-based enterprise services declines or develops more slowly than we expect, our business could be adversely affected.
•
Because we recognize revenue from subscriptions for our services over the term of the subscription, downturns or upturns in new business may not be immediately reflected in our operating results.
•
The continuing impacts of the COVID-19 pandemic, including the resultant economic impacts, may have an adverse effect on our business, operations and future financial performance.
•
Adverse economic conditions may negatively impact our business.
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
•
Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our services and harm our business, and we may not be able to satisfy data protection, security, privacy, and other government- and industry-specific requirements, which may harm our growth.
•
Our platform must integrate with a variety of operating systems and software applications that are developed by others, and if we are unable to ensure that our solutions interoperate with such systems and applications, our service may become less competitive, and our operating results may be harmed.
•
If we fail to effectively manage our technical operations infrastructure or suffer from interruptions or delays in service from our third-party providers, the delivery of our services may be harmed, which may adversely affect our business.
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

•
We depend on our key employees and other highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate our personnel, including expanding and optimizing our direct sales force, we may not be able to grow effectively.
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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, if at all. Although our net retention rate has increased in recent quarters, we have also experienced periods where it has decreased and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 111% and 103% as of April 30, 2022 and 2021, respectively.

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

We generally recognize revenue from customers ratably over the terms of their subscription agreements, which range from one month to three years or more. As a result, most of the revenue we report in each quarter is the result of subscription agreements entered into during prior quarters. Consequently, a decline in new or renewed subscriptions in any one quarter may not be reflected in our revenue results for that quarter. However, any such decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales, our failure to achieve our internal sales targets, a decline in the market acceptance of our services, or a decrease in our net retention rate may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from additional sales must be recognized over the applicable subscription term.

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

In March 2020, the World Health Organization declared COVID-19 a pandemic. Governments and municipalities around the world have instituted measures to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closures, travel restrictions, vaccine mandates, and closure of non-essential businesses. These measures have led to significant adverse economic impacts which have had, and could continue to have, an adverse impact on our business operations in a number of ways, including, without limitation, (1) disruptions to our sales operations and marketing efforts as a result of restrictions on our sales team's ability to travel and meet customers in person, (2) negative impacts on our customers and prospects that could result in (i) extended customer sales cycles, delayed spending on our services, impairment of our ability to collect accounts receivable, and (ii) reduced payment frequencies, demand for our services, renewal rates, and spending on our services, and (3) negative impacts to the financial condition or operations of our vendors and business partners, as well as disruptions to the supply chain of hardware needed to offer our services. Although we have re-opened offices globally for employees on a voluntary basis, our transition to a hybrid workforce (with a mix of employees working from offices and others working remotely) may lead to disruptions and decreased productivity and other adverse operational business impacts. The extent to which the COVID-19 pandemic and resultant economic impact affects our business, results of operations and financial condition will depend on future developments (such as the potential emergence of new variants, vaccines, treatments, and government responses to such developments), which are highly uncertain and cannot be predicted.

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

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to enhance our existing services or offer new services such as our electronic signature offering, Box Sign, or our recently-announced virtual whiteboarding offering, Box Canvas, that achieve market acceptance or keep pace with rapid technological developments, our business could be adversely affected. The success of any new services or enhancements to our existing services depends on several factors, including their timely completion, introduction and market acceptance. We also may experience business or economic disruptions that could adversely affect the productivity of our employees and result in delays in our product development process. For example, we have recently re-opened our offices in the United States to non-essential personnel for the first time since March 2020 and are transitioning to a hybrid workforce (with a mix of employees working from offices and others working remotely). This may lead to disruptions and decreased productivity that could result in delays in our product development process. Failure in this regard may significantly impair our revenue growth and our future financial results. In addition, because our services are designed to operate on a variety of systems, we must continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems, and other software, communication, browser and database technologies. We may not be successful in developing these modifications and enhancements or bringing them to market in a timely fashion. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

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

Our customer subscription agreements provide service level commitments. If we are unable to meet our service level commitments or suffer periods of downtime that exceed the periods allowed under our customer agreements, we may be obligated to provide customers with service credits, which could significantly impact our revenue in the period in which the downtime occurs and the credits could be due. We have encountered issues in the past, and may again in the future, that have caused Box services to be temporarily unavailable. We could also face subscription terminations, which could significantly impact our current and future revenue. Any extended service outages could also adversely affect our reputation, which would also impact our future revenue and operating results.

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

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the relative value of the U.S. dollar and foreign currencies, particularly the Japanese yen, the British pound and the euro, may impact our operating results. For example, the Japanese yen, the British pound and the euro have all recently experienced declines in value vis-à-vis the U.S. dollar, which adversely affected our results of operations during the quarter ended April 30, 2022 and could continue to negatively impact our results of operations in future periods. We currently manage our exchange rate risk by matching foreign currency assets with payables and by maintaining minimal non-U.S. dollar cash reserves, but we do not have any other hedging programs in place to limit the risk of exchange rate fluctuation. In the future, however, to the extent our foreign currency exposures become more material, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. Such practices may not ultimately be available and/or effective at mitigating the foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, any hedging strategies we deploy are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be adversely affected in the future.

In addition, the United Kingdom’s (UK) withdrawal from the European Union (EU), or Brexit, became effective on January 31, 2020. The UK and EU subsequently signed an EU-UK Trade and Cooperation Agreement. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forward, however there continues to be uncertainty over the practical consequences of Brexit. Many of the regulations that now apply in the UK will likely be amended in the future as the UK determines its new approach, which may result in significant divergence from EU regulations. This lack of clarity could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, among other things. Any of these effects of Brexit, among others, could adversely affect our operations, especially in the United Kingdom where we have a significant employee and customer base, and our financial results.

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

We incurred net losses of $41.5 million, $43.4 million, and $144.3 million in our fiscal years ended January 31, 2022, 2021 and 2020, respectively, and $4.7 million in the three months ended April 30, 2022. As of April 30, 2022, we had an accumulated deficit of $1.4 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. As a result, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. Our customers also expect, and in some instances require, us to meet voluntary certifications or adhere to guidelines or standards established by third parties, to offer particular controls, or otherwise support customer-specific requirements. Although we currently have certain certifications such as AICPA SOC 1, 2 and 3 reports, and ISO/IEC 27001, 27017, and 27018, we may not be successful in continuing to maintain these certifications or in obtaining other certifications or otherwise being able to adhere to or comply with all customer requirements. In addition, some of the industries we serve have industry-specific requirements relating to compliance with certain security and regulatory standards, such as GxP and FedRAMP, and those required by HIPAA, FINRA, and the HITECH Act. As we expand into new industries and regions, we will likely need to comply with these and other new requirements to compete effectively. We may not always be able to support or comply with all of these customer requirements. If we cannot adequately comply with these requirements, our growth could be adversely impacted, we may face a loss of customers or difficulty attracting new customers in impacted industries, and we could incur significant liability and our reputation and business could be harmed.

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

We will need to continue to optimize our sales infrastructure in order to grow our customer base and business. As a result of the COVID-19 pandemic, we have temporarily curtailed most business-related travel, which may negatively impact our ability to recruit and train our sales force. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. If we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not realize the intended benefits of this investment or increase our revenue.

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

As of January 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $700.2 million, state net operating loss carryforwards of approximately $571.2 million, and foreign net operating loss carryforwards of approximately $313.0 million. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. If we experience ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

In May 2021, we issued 500,000 shares of our Series A Convertible Preferred Stock to a group of investors led by KKR & Co. Inc. (“KKR,” and such group of investors, the “Investors”). The holders of our Series A Convertible Preferred Stock are generally entitled to vote with the holders of our Class A common stock on all matters submitted for a vote of holders of shares of Class A common stock (voting together with the holders of shares of Class A common stock as one class) on an as-converted basis.

Pursuant to that certain Investment Agreement dated April 7, 2021, by and among Box, Inc. and Powell Investors III L.P., KKR-Milton Credit Holdings L.P., KKR-NYC Credit C L.P., Tailored Opportunistic Credit Fund, and CPS Holdings (US) L.P. (the “Investment Agreement”), KKR has the right to designate one candidate for nomination for election to our board of directors for so long as KKR and its permitted transferees maintain minimum aggregate holdings of our stock as described in further detail in the Investment Agreement. Notwithstanding the fact that all directors are subject to fiduciary duties to us and to applicable law, the interests of the KKR director designee may differ from the interests of our security holders as a whole or of our other directors.

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

The holders of our Series A Convertible Preferred Stock also have certain redemption rights, including the right to require us to repurchase all or any portion of the Series A Convertible Preferred Stock at any time following the seventh anniversary of the original issuance date, at 100% of the liquidation preference thereof plus all accrued but unpaid dividends. In addition, upon prior written notice of certain change of control events, the shares of the Series A Convertible Preferred Stock will automatically be redeemed by us for a repurchase price equal to the greater of (i) the value of the shares of Series A Convertible Preferred Stock as converted into Class A common stock at the then-current conversion price and (ii) an amount in cash equal to 100% of the then-current liquidation preference thereof plus all accrued but unpaid dividends. In the case of clause (ii) above, we will also be required to pay the holders of our Series A Convertible Preferred Stock a “make-whole” premium consisting of dividends that would have otherwise accrued from the effective date of such change of control through the fifth anniversary of the original issuance date.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended April 30, 2022 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2022 to February 28, 2022	2,220	$25.91	2,220	$50,112
March 1, 2022 to March 31, 2022	1,901	$26.37	1,901	$150,000
April 1, 2022 to April 30, 2022	80	$28.71	80	$147,702
Total	4,201		4,201

(1)
Between July 2021 and April 30, 2022, our board of directors authorized the repurchase of up to an aggregate of $610 million of shares of our Class A common stock. We entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 to effect such repurchases. As of April 30, 2022, approximately $147.7 million remained available for additional share repurchases, which will expire on March 14, 2023.

Items 3, 4 and 5 are not applicable and have been omitted.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Box, Inc., as amended.	8-K	001-36805	3.1	June 23, 2017

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Box, Inc., effective September 14, 2021.	8-K/A	001-36805	3.1	September 14, 2021

10.2	Box, Inc. Outside Director Compensation Policy.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: June 2, 2022

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)