Form 10-Q
period 2022-07-31
BOX INC
filed 2022-08-31
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2022, the number of shares of the registrant’s Class A common stock outstanding was 142,320,381.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of July 31, 2022 and January 31, 2022	5
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 31, 2022 and 2021	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended July 31, 2022 and 2021	7
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' (Deficit) Equity for the Three and Six Months Ended July 31, 2022 and 2021	8
	Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended July 31, 2022 and 2021	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 6.	Exhibits	60
	Signatures	61

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our future financial and operating results, including expectations regarding revenue, deferred revenue, billings, remaining performance obligations, gross margins, operating income, and net retention rate;
•
our ability to maintain an adequate rate of revenue and billings growth and our expectations regarding such growth;
•
our market opportunity, business plan and ability to effectively manage our growth;
•
our ability to achieve profitability and expand or maintain positive cash flow;
•
our ability to achieve our long-term and short-term gross and operating margin objectives;
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
•
our expectations regarding timing of new products and features;
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
•
the effects of global economic conditions to our business;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31,	January 31,
	2022	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$348,783	$416,274
Short-term investments	44,745	170,000
Accounts receivable, net	166,552	256,312
Deferred commissions	45,809	46,025
Other current assets	32,996	27,953
Total current assets	638,885	916,564
Property and equipment, net	78,558	105,755
Operating lease right-of-use assets, net	153,604	172,808
Goodwill	71,712	74,466
Deferred commissions, non-current	69,645	72,884
Other long-term assets	53,908	49,532
Total assets	$1,066,312	$1,392,009
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$52,623	$58,942
Accrued compensation and benefits	36,320	54,705
Finance lease liabilities	37,337	41,235
Operating lease liabilities	46,053	44,608
Deferred revenue	449,267	519,485
Total current liabilities	621,600	718,975
Debt, net, non-current	368,406	367,463
Operating lease liabilities, non-current	144,169	168,192
Other long-term liabilities	22,735	44,586
Total liabilities	1,156,910	1,299,216
Commitments and contingencies (Note 8)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares (unaudited) authorized, issued and outstanding as of July 31 and January 31, 2022	488,906	487,880
Stockholders’ deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 142,320 shares (unaudited) and 145,081 shares issued and outstanding as of July 31 and January 31, 2022, respectively	14	15
Additional paid-in capital	797,948	972,020
Accumulated other comprehensive loss	(11,233)	(4,543)
Accumulated deficit	(1,366,233)	(1,362,579)
Total stockholders’ deficit	(579,504)	(395,087)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,066,312	$1,392,009

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Revenue	$246,015	$214,486	$484,447	$416,927
Cost of revenue	64,843	60,788	127,052	121,735
Gross profit	181,172	153,698	357,395	295,192
Operating expenses:
Research and development	61,965	52,722	123,698	103,581
Sales and marketing	83,442	72,788	166,509	142,599
General and administrative	32,625	34,298	63,424	65,385
Total operating expenses	178,032	159,808	353,631	311,565
Income (loss) from operations	3,140	(6,110)	3,764	(16,373)
Interest and other expense, net	(651)	(1,940)	(4,808)	(5,939)
Income (loss) before provision for income taxes	2,489	(8,050)	(1,044)	(22,312)
Provision for income taxes	1,444	650	2,610	961
Net income (loss)	1,045	(8,700)	(3,654)	(23,273)
Accretion and dividend on series A convertible preferred stock	(4,304)	(3,785)	(8,526)	(3,785)
Net loss attributable to common stockholders	$(3,259)	$(12,485)	$(12,180)	$(27,058)
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.08)	$(0.08)	$(0.17)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	143,739	161,163	144,224	161,443

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Net income (loss)	$1,045	$(8,700)	$(3,654)	$(23,273)
Other comprehensive loss:
Net foreign currency translation loss	(2,330)	(1,249)	(7,596)	(976)
Other	(134)	8	906	302
Other comprehensive loss	(2,464)	(1,241)	(6,690)	(674)
Comprehensive loss	$(1,419)	$(9,941)	$(10,344)	$(23,947)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

(Unaudited)

	Three Months Ended July 31, 2022
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of April 30, 2022	500	$488,351	145,598	$15	$892,067	$(8,769)	$(1,367,278)	$(483,965)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,308	—	(16,596)	—	—	(16,596)
Stock-based compensation related to stock awards	—	—	—	—	45,229	—	—	45,229
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	555	—	—	(4,304)	—	—	(4,304)
Repurchases of common stock	—	—	(4,586)	(1)	(118,448)	—	—	(118,449)
Other comprehensive loss	—	—	—	—	—	(2,464)	—	(2,464)
Net income	—	—	—	—	—	—	1,045	1,045
Balance as of July 31, 2022	500	$488,906	142,320	$14	$797,948	$(11,233)	$(1,366,233)	$(579,504)

	Three Months Ended July 31, 2021
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of April 30, 2021	—	$—	162,762	$16	$1,460,861	$(371)	$(1,335,693)	$124,813
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,278	—	(14,911)	—	—	(14,911)
Stock-based compensation related to stock awards	—	—	—	—	40,840	—	—	40,840
Series A convertible preferred stock, net of issuance costs	500	485,109	—	—	—	—	—	—
Accretion and dividend on series A convertible preferred stock	—	3,785	—	—	(3,785)	—	—	(3,785)
Repurchases of common stock	—	—	(11,380)	(1)	(290,002)	—	—	(290,003)
Other comprehensive loss	—	—	—	—	—	(1,241)	—	(1,241)
Net loss	—	—	—	—	—	—	(8,700)	(8,700)
Balance as of July 31, 2021	500	$488,894	152,660	$15	$1,193,003	$(1,612)	$(1,344,393)	$(152,987)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

(Unaudited)

	Six Months Ended July 31, 2022
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2022	500	$487,880	145,081	$15	$972,020	$(4,543)	$(1,362,579)	$(395,087)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	5,467	—	(43,990)	—	—	(43,990)
Stock consideration in connection with fiscal 2022 acquisition	—	—	559	—	—	—	—	—
Stock-based compensation related to stock awards	—	—	—	—	107,015	—	—	107,015
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	1,026	—	—	(8,526)	—	—	(8,526)
Repurchases of common stock	—	—	(8,787)	(1)	(228,571)	—	—	(228,572)
Other comprehensive loss	—	—	—	—	—	(6,690)	—	(6,690)
Net loss	—	—	—	—	—	—	(3,654)	(3,654)
Balance as of July 31, 2022	500	$488,906	142,320	$14	$797,948	$(11,233)	$(1,366,233)	$(579,504)

	Six Months Ended July 31, 2021
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of January 31, 2021	—	$—	159,851	$16	$1,473,666	$(938)	$(1,321,679)	$151,065
Cumulative adjustment due to adoption of ASU 2020-06	—	—	—	—	(68,576)	—	559	(68,017)
Stock consideration in connection with fiscal 2022 acquisition	—	—	—	—	10,000	—	—	10,000
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	4,189	—	(16,789)	—	—	(16,789)
Stock-based compensation related to stock awards	—	—	—	—	88,489	—	—	88,489
Series A convertible preferred stock, net of issuance costs	500	485,109	—	—	—	—	—	—
Accretion and dividend on series A convertible preferred stock	—	3,785	—	—	(3,785)	—	—	(3,785)
Repurchases of common stock	—	—	(11,380)	(1)	(290,002)	—	—	(290,003)
Other comprehensive loss	—	—	—	—	—	(674)	—	(674)
Net loss	—	—	—	—	—	—	(23,273)	(23,273)
Balance as of July 31, 2021	500	$488,894	152,660	$15	$1,193,003	$(1,612)	$(1,344,393)	$(152,987)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,045	$(8,700)	$(3,654)	$(23,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,781	19,707	36,317	39,087
Stock-based compensation expense	48,686	44,128	95,796	85,918
Amortization of deferred commissions	13,296	11,065	26,441	21,582
Other	1,572	515	1,871	958
Changes in operating assets and liabilities:
Accounts receivable, net	(50,705)	(22,132)	86,171	94,703
Deferred commissions	(14,502)	(12,307)	(23,561)	(20,234)
Operating lease right-of-use assets, net	10,074	10,817	20,066	21,669
Other assets	3,506	857	(11,862)	(7,959)
Accounts payable, accrued expenses and other liabilities	16,455	12,578	(1,995)	672
Operating lease liabilities	(10,347)	(10,526)	(22,213)	(24,453)
Deferred revenue	(8,522)	(1,210)	(67,308)	(49,106)
Net cash provided by operating activities	28,339	44,792	136,069	139,564
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(21,795)	—	(59,678)	(50,000)
Maturities of short-term investments	105,000	—	185,000	—
Purchases of property and equipment, net of sale proceeds	(211)	(1,090)	(769)	(2,235)
Capitalized internal-use software costs	(1,978)	(1,207)	(4,510)	(2,385)
Acquisitions, net of cash acquired	(200)	—	(500)	(56,642)
Other	—	677	(315)	677
Net cash provided by (used in) investing activities	80,816	(1,620)	119,228	(110,585)
CASH FLOWS FROM FINANCING ACTIVITIES:
Series A convertible preferred stock, net of issuance costs	(53)	486,798	(103)	486,798
Repurchases of common stock	(117,646)	(284,081)	(234,886)	(284,081)
Payments of dividends to preferred stockholders	(3,750)	—	(7,500)	—
Proceeds from issuances of common stock under employee equity plans	276	436	14,740	14,302
Employee payroll taxes paid for net settlement of stock awards	(16,888)	(15,407)	(58,727)	(31,091)
Principal payments of finance lease liabilities	(7,913)	(12,623)	(19,416)	(25,885)
Other	(2,679)	(133)	(4,952)	(3,901)
Net cash (used in) provided by financing activities	(148,653)	174,990	(310,844)	156,142
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,146)	(209)	(11,647)	(420)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(42,644)	217,953	(67,194)	184,701
Cash, cash equivalents, and restricted cash, beginning of period(1)	392,338	562,259	416,888	595,511
Cash, cash equivalents, and restricted cash, end of period(1)	$349,694	$780,212	$349,694	$780,212

(1) Restricted cash is included in other current assets in the condensed consolidated balance sheets for the periods presented.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2022 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of convertible preferred stock and stockholders’ (deficit) equity, and the condensed consolidated statements of cash flows for the three and six months ended July 31, 2022 and 2021, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2022 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the Form 10-K), which was filed with the Securities and Exchange Commission (the SEC) on March 16, 2022. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. There have been no other material changes to our critical accounting policies and estimates during the six months ended July 31, 2022 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K and include all adjustments necessary for the fair presentation of our balance sheet as of July 31, 2022, and our results of operations, including our comprehensive loss, our convertible preferred stock and stockholders’ (deficit) equity, and our cash flows for the three and six months ended July 31, 2022 and 2021. All adjustments are of a normal recurring nature. The results for the three and six months ended July 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2023.

Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenue, operating income (loss), or net income (loss).

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

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of July 31, 2022 and January 31, 2022, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. No single customer represented over 10% of our revenue for the three and six months ended July 31, 2022 and 2021.

We serve our customers and users from data center facilities and public cloud hosting operated by third parties. In order to reduce the risk of down time of our subscription services, we have established data centers and third-party cloud computing and hosting providers in various locations in the United States and abroad. We have internal procedures to restore services in the event of disaster at any one of our current data center facilities and with our cloud providers. Even with these procedures for disaster recovery in place, our cloud services could be significantly interrupted during the implementation of the procedures to restore services.

Geographic Locations

For the three and six months ended July 31, 2022, revenue attributable to customers in the United States was 67% and revenue attributable to customers in Japan was 20%. For the three and six months ended July 31, 2021, revenue attributable to customers in the United States was 68% and 69%, respectively, and revenue attributable to customers in Japan was 18% in both periods.

As of July 31, 2022 and January 31, 2022, substantially all of our property and equipment was located in the United States.

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

There have been no other material changes to our significant accounting policies during the six months ended July 31, 2022 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 31, 2022. Additionally, we have a single reporting segment and all required segment information can be found in the condensed consolidated financial statements.

Note 2. Revenue

Deferred Revenue

Deferred revenue was $458.2 million and $534.2 million as of July 31, 2022 and January 31, 2022, respectively. During the three months ended July 31, 2022 and 2021, we recognized $207.5 million and $174.8 million of revenue that was included in the deferred revenue balance as of April 30, 2022 and 2021, respectively. During the six months ended July 31, 2022 and 2021, we recognized $365.3 million and $299.9 million of revenue that was included in the deferred revenue balance as of January 31, 2022 and 2021, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of July 31, 2022, we had remaining performance obligations from contracts with customers of $1.1 billion. We expect to recognize revenue on 61% of these remaining performance obligations over the next 12 months, with the substantial majority of the remaining balance expected to be recognized within 24 months.

Note 3. Fair Value of Financial Instruments

The amortized cost, unrealized gain (loss) and estimated fair value of marketable securities were as follows (in thousands):

	July 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
U.S. treasury securities	$4,994	$—	$—	$4,994
Commercial paper	—	—	—	—
Money market funds	185,970	—	—	185,970
Total cash equivalents	$190,964	$—	$—	$190,964
Short-term investments:
U.S. treasury securities	$42,829	$—	$(82)	$42,747
Commercial paper	1,998	—	—	1,998
Total short-term investments	$44,827	$—	$(82)	$44,745
Total cash equivalents and short-term investments	$235,791	$—	$(82)	$235,709

	January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$202,446	$—	$—	$202,446
Total cash equivalents	$202,446	$—	$—	$202,446

As of July 31, 2022, contractual maturities of marketable securities were all within one year.

As of July 31, 2022, we do not consider any portion of the unrealized losses to be credit losses.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets subject to the fair value disclosure requirements were as follows (in thousands):

	July 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
U.S. treasury securities	$4,994	$—	$—	$4,994
Commercial paper	—	—	—	—
Money market funds	185,970	—	—	185,970
Total cash equivalents	$190,964	$—	$—	$190,964
Short-term investments:
U.S. treasury securities	$42,747	$—	$—	$42,747
Commercial paper	—	1,998	—	1,998
Total short-term investments	$42,747	$1,998	$—	$44,745
Total cash equivalents and short-term investments	$233,711	$1,998	$—	$235,709

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$202,446	$—	$—	$202,446

As of January 31, 2022, we had certificates of deposit for a total of $170 million, with original maturities of more than three months and less than twelve months that are classified as short-term investments in our consolidated balance sheet. We did not have any certificates of deposit as of July 31, 2022.

Fair Value Measurements of Other Financial Instruments

In November 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the “November 2017 Facility”). As of July 31, 2022 and January 31, 2022, we had total debt outstanding relating to the November 2017 Facility with a carrying amount of $30.0 million. The estimated fair value of the November 2017 Facility, which we have classified as a Level 2 financial instrument, approximates its carrying value.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026 (the “Notes”). The fair value of the Notes is determined using observable market prices. The fair value of the Notes, which we have classified as a Level 2 instrument, was $420.0 million and $413.1 million as of July 31, 2022 and January 31, 2022, respectively.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	July 31,	January 31,
	2022	2022
Servers and related equipment	$354,542	$353,787
Leasehold improvements	78,984	75,981
Computer hardware	21,293	20,935
Furniture and fixtures	15,228	14,421
Construction in progress	575	6,324
Total property and equipment	470,622	471,448
Less: accumulated depreciation	(392,064)	(365,693)
Total property and equipment, net	$78,558	$105,755

As of July 31, 2022, the gross carrying amount of property and equipment included $259.5 million of servers and related equipment acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $219.1 million. As of January 31, 2022, the gross carrying amount of property and equipment included $258.8 million of servers and related equipment and construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $196.6 million.

Depreciation expense related to property and equipment was $14.0 million and $16.1 million for the three months ended July 31, 2022 and 2021, respectively, and $28.8 million and $32.4 million for the six months ended July 31, 2022 and 2021, respectively.

Operating Lease Right-of-Use Assets, Net

Operating lease right-of-use assets, net consisted of the following (in thousands):

	July 31,	January 31,
	2022	2022
Operating lease right-of-use assets	$290,210	$290,808
Less: accumulated amortization	(136,606)	(118,000)
Operating lease right-of-use assets, net	$153,604	$172,808

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

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Finance lease cost:
Amortization of finance lease right-of-use assets	$11,502	$13,068	$23,463	$26,150
Interest on finance lease liabilities	547	1,044	1,213	2,215
Operating lease cost, gross	12,542	13,742	25,131	27,522
Variable lease cost, gross	2,009	2,076	4,001	4,378
Sublease income	(2,317)	(3,027)	(4,573)	(6,221)
Total lease cost (1)	$24,283	$26,903	$49,235	$54,044

As of July 31, 2022, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)	Finance Leases
2023	$27,479	$24,451
2024	54,232	19,829
2025	36,135	1,574
2026	31,589	—
2027	30,251	—
Thereafter	35,972	—
Total lease payments	$215,658	$45,854
Less: imputed interest	$(25,436)	$(1,352)
Present value of total lease liabilities	$190,222	$44,502

(1) Non-cancellable sublease proceeds for the remainder of the fiscal year ending January 31, 2023 and the fiscal years ending January 31, 2024 and 2025 of $3.5 million, $4.5 million, and $4.2 million, respectively, are not included in the table above.

Note 6. Acquisitions

Results of operations for the acquisitions described in this Note have been included in our consolidated statements of operations since the acquisition dates and were not material. Pro forma results of operations for these acquisitions have not been presented because they were also not material to the consolidated results of operations.

SignRequest B.V.

On February 8, 2021, we completed the acquisition of SignRequest B.V. (SignRequest), an e-signature provider, for total aggregate consideration of $54.3 million comprised of a combination of cash and shares of our Class A common stock. Box acquired SignRequest to develop Box Sign, an e-signature capability that was developed on Sign-Request’s technology and natively integrated into Box.

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

The fair value of the consideration transferred on the date of purchase totaled $14.8 million, which consisted of cash consideration of $12.4 million and $2.4 million which was held back for fifteen months from the date of purchase as partial security against indemnification obligations.

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

Note 7. Goodwill and Acquired Intangible Assets

Goodwill was $71.7 million and $74.5 million as of July 31, 2022 and January 31, 2022, respectively, and included the acquisitions of SignRequest and Cloud FastPath described in Note 6 and others. Goodwill balances were partially offset by the effect of foreign currency translation. We did not record any goodwill impairment during the six months ended July 31, 2022 and 2021.

Acquired intangible assets are included in other long-term assets in the condensed consolidated balance sheets. Acquired intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life (Years)	Gross Value	Accumulated Amortization	Net Carrying Value
Balance as of January 31, 2022	3.31	$22,711	$(5,003)	$17,708
Developed technology	2.51	160	(2,904)	(2,744)
Balance as of July 31, 2022	2.81	$22,871	$(7,907)	$14,964

Acquired intangible assets are amortized on a straight-line basis over the useful life. Amortization of acquired developed technology is included in cost of revenue in the condensed consolidated statements of operations.

As of July 31, 2022, expected amortization expense for acquired intangible assets was as follows (in thousands):

Fiscal years ending January 31:
2023	$2,904
2024	5,808
2025	3,490
2026	2,762
Total	$14,964

Note 8. Commitments and Contingencies

Letters of Credit

As of July 31, 2022 and January 31, 2022, we had letters of credit in the aggregate amount of $18.6 million in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 9.

Purchase Obligations

Our purchase obligations relate primarily to infrastructure services and IT software and support services costs. As of July 31, 2022, future payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Fiscal years ending January 31:
2023	$1,923
2024	4,645
2025	138,649
2026	—
2027	263,750
Total	$408,967

Our contracts for infrastructure services and IT software, which have terms ranging from 2 to 8 years, support our long-term goals of improving gross margin. In addition to the purchase obligations included above, as of July 31, 2022, we recognized a total of $12.3 million related to non-cancellable contractual purchases, which were included in accounts payable, accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheet. $12.1 million and $0.2 million is due to be paid in the remainder of the fiscal year ending January 31, 2023 and the fiscal year ending January 31, 2024, respectively.

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2022.

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

There have been no changes to the conversion or redemption terms of the Notes during the six months ended July 31, 2022 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the fiscal year ended January 31, 2022.

As of July 31, 2022, the conditions allowing holders of the Notes to convert were not met.

The net carrying amount of the Notes consisted of the following (in thousands):

	July 31,	January 31,
	2022	2022
Principal	$345,000	$345,000
Unamortized issuance costs	(6,594)	(7,537)
Net carrying amount	$338,406	$337,463

Issuance costs are being amortized to interest expense over the term of the Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs was 0.56%. For the three and six months ended July 31, 2022 and 2021, interest expense recognized related to the Notes was not material.

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

As of July 31, 2022, we had total debt outstanding with a carrying amount of $30.0 million and we were in compliance with all financial covenants.

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

The Series A Preferred Stock rank senior to our Class A common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of Box. The Series A Preferred Stock initially have a liquidation preference of $1,000 per share. Holders of the Series A Preferred Stock are entitled to a cumulative dividend (the “Dividend”) at the rate of 3.0% per annum, compounding quarterly, paid-in-kind or paid in cash, at our election. For any quarter in which we elect not to pay the Dividend in cash with respect to a share of Series A Preferred Stock, such Dividend will become part of the liquidation preference of such share, as set forth in the Certificate of Designations designating the Series A Preferred Stock (the “Certificate of Designations”). During the six months ended July 31, 2022, we paid cash dividends to our Series A Preferred Stockholders in the amount of $7.5 million and as of July 31, 2022, we had accrued dividends of $1.3 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position. During the six months ended July 31, 2022, we recognized $1.1 million of accretion.

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

There have been no changes to the voting rights or redemption terms of the Series A Preferred Stock during the six months ended July 31, 2022 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the fiscal year ended January 31, 2022.

Share Repurchase Plan

Between July 2021 and July 31, 2022, our board of directors authorized the repurchase of up to an aggregate of $610 million of shares of our Class A common stock. As of July 31, 2022, we had used approximately $556.8 million to repurchase 22.1 million shares and approximately $29.3 million remained available for additional share repurchases. During the three months ended July 31, 2022, we repurchased 4.6 million shares at a weighted average price of $25.81 per share for a total amount of $118.4 million. During the six months ended July 31, 2022, we repurchased 8.8 million shares at a weighted average price of $25.98 per share for a total amount of $228.3 million.

Note 11. Stock-Based Compensation

Employee Equity Plans

We currently have two employee equity plans that have been adopted by our board of directors. These plans, the 2015 Equity Incentive Plan (the "2015 Plan") and the 2015 Employee Stock Purchase Plan (the "2015 ESPP"), are described in more detail in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the fiscal year ended January 31, 2022. As of July 31, 2022, 23,057,400 shares and 5,795,134 shares were reserved for future issuance under the 2015 Plan and the 2015 ESPP, respectively.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2022	5,726,893	$11.74	3.04	$82,481
Options granted	—	—
Options exercised	(2,083,277)	3.09
Options forfeited/cancelled	(650,000)	20.28
Balance as of July 31, 2022	2,993,616	$15.90	3.82	$37,546
Vested and expected to vest as of July 31, 2022	2,989,152	$15.89	3.81	$37,506
Exercisable as of July 31, 2022	2,903,245	$15.79	3.72	$36,740

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2022	14,840,913	$21.35
Granted	8,247,887	28.14
Vested	(4,365,169)	22.69
Forfeited/cancelled	(1,369,225)	22.24
Unvested balance - July 31, 2022	17,354,406	$24.17

As of July 31, 2022, there was $394.1 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.94 years.

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

During the six months ended July 31, 2022, we recognized stock-based compensation expense related to the Fiscal 2022 and Fiscal 2023 Executive Bonus Plans in the amount of $4.5 million and $6.0 million, respectively. The unrecognized compensation expense related to the ungranted and unvested Fiscal 2023 Executive Bonus Plan is $9.1 million, based on the expected performance against the pre-established corporate financial objectives as of July 31, 2022, which is expected to be recognized over a remaining weighted-average period of less than one year.

2015 ESPP

As of July 31, 2022, there was $13.2 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Cost of revenue	$4,787	$4,883	$9,142	$10,223
Research and development	18,095	16,626	35,821	32,079
Sales and marketing	14,800	12,919	30,089	24,470
General and administrative	11,004	9,700	20,744	19,146
Total stock-based compensation	$48,686	$44,128	$95,796	$85,918

Note 12. Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$1,045	$(8,700)	$(3,654)	$(23,273)
Accretion and dividend on series A convertible preferred stock	(4,304)	(3,785)	(8,526)	(3,785)
Net loss attributable to common stockholders	$(3,259)	$(12,485)	$(12,180)	$(27,058)

Denominator:
Weighted-average number of shares used to compute net loss per share attributable to common stockholders, basic and diluted	143,739	161,163	144,224	161,443
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.08)	$(0.08)	$(0.17)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Options to purchase common stock	2,983	5,223	3,423	5,295
Restricted stock units	18,129	17,345	16,982	16,419
Employee stock purchase plan	1,902	1,781	1,803	1,721
Shares related to convertible preferred stock	18,541	16,304	18,539	8,287
Shares related to the convertible senior notes	566	—	790	296
Total	42,121	40,653	41,537	32,018

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

In addition, we continue to innovate by expanding our core services and offerings with a focus on frictionless security and compliance, seamless internal and external collaboration and workflow, and integration with best-of-breed applications. For example, we provide Box Shield, our advanced security offering that helps customers reduce the risk of accidental content leakage and protect their business from insider threats and account compromise; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information throughout its lifecycle; Box Relay, which allows our end users to easily build, manage and track their own workflows; Box Sign, which enables customers to securely send documents for electronic signature directly from Box; Box Platform, which further enables customers and partners to build enterprise apps using our open APIs and developer tools; Box Zones, which gives global customers the ability to store their content locally in certain regions; Box Notes, our native content authoring tool which enables users to seamlessly share and collaborate in real time; and Box Canvas, our natively integrated, interactive virtual whiteboarding tool, which we expect to be released later this year in all Box plans. We also offer self-service and managed content migration services with Box Shuttle and Box Consulting, which provide professional services such as implementation support, assisted content migration, and change management. The increasing traction of these product innovations allows our customers to realize the full set of capabilities of our Content Cloud.

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

Current Period Highlights

For the three months ended July 31, 2022 and 2021, our revenue was $246.0 million and $214.5 million, respectively, representing year-over-year growth of 15%. As of July 31, 2022, our remaining performance obligations were $1.05 billion, representing a 14% increase from our remaining performance obligations of $922.4 million as of July 31, 2021. For the three months ended July 31, 2022, our operating income was $3.1 million, and our operating margin was 1.3%, compared to our operating loss of $6.1 million and our operating margin of negative 2.8% for the three months ended July 31, 2021. For the three months ended July 31, 2022, our net cash provided by operating activities was $28.3 million and totaled $136.1 million for the first half of fiscal year 2023. This compares to net cash provided by operating activities of $44.8 million for the three months ended July 31, 2021 and totaled

$139.6 million for the first half of fiscal year 2022. For the three months ended July 31, 2022, our free cash flow was positive $18.0 million and totaled $108.8 million for the first half of fiscal year 2023. This compares to free cash flow of positive $29.8 million for the three months ended July 31, 2021 and $105.7 million in the first half of fiscal year 2022.

COVID-19

We continue to monitor, analyze and respond to evolving developments regarding the COVID-19 pandemic, which has significantly impacted global economic activity and social practices. We have re-opened our offices globally for employees on a voluntary basis and are transitioning to a hybrid workforce (with a mix of employees working from offices and others working remotely). In addition, our customer and marketing events in the United States continue to be predominantly virtual-only experiences.

Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the second quarter of our fiscal year 2023, the pandemic has negatively impacted some of our customers and prospects. As a result, we may experience, increased customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets related to services that we offer. Despite these adverse impacts, the COVID-19 pandemic has fundamentally changed how organizations get work done, with many businesses shifting to remote and hybrid remote work environments. This shift has created additional opportunities for Box by enabling our customers’ and prospects’ employees to engage in secure remote work through our platform.

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

Remaining Performance Obligations

Remaining performance obligations (RPO) represent, at a point in time, contracted revenue that has not yet been recognized. RPO consists of deferred revenue and backlog. Backlog is defined as non-cancellable contracts deemed certain to be invoiced and recognized as revenue in future periods. Future invoicing is determined to be certain when we have an executed non-cancellable contract or a significant penalty is due upon cancellation, and invoicing is not dependent on a future event such as the delivery of a specific new product or feature, or the achievement of contractual contingencies. While Box believes RPO is a leading indicator of revenue as it represents sales activity not yet recognized in revenue, it is not necessarily indicative of future revenue growth as it is influenced by several factors, including seasonality, contract renewal timing, average contract terms and foreign currency exchange rates. Box monitors RPO to manage the business and evaluate performance.

RPO as of July 31, 2022 was $1.05 billion, an increase of 14% from July 31, 2021. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings through the conversion to multi-product Suites, resulting in extended customer contract durations. The increase in RPO was also driven by the addition of new customers and the timing of customer-driven renewals. RPO growth was partially offset by a negative impact from foreign currency exchange rates.

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

Billings for the three and six months ended July 31, 2022 were $235.0 and $407.1 million, respectively, representing an increase of 10% and 9% from the three and six months ended July 31, 2021, respectively. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings through the conversion to multi-product Suites, the addition of new customers, and the timing of customer-driven renewals. Billings growth was partially offset by a negative impact from foreign currency exchange rates.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
GAAP revenue	$246,015	$214,486	$484,447	$416,927
Deferred revenue, end of period	458,249	422,039	458,249	422,039
Less: deferred revenue, beginning of period	(468,350)	(423,249)	(534,242)	(465,613)
Contract assets, beginning of period	1,491	677	1,111	25
Less: contract assets, end of period	(2,424)	(866)	(2,424)	(866)
Billings	$234,981	$213,087	$407,141	$372,512

Free Cash Flow

We define free cash flow, a non-GAAP financial measure, as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business.

Free cash flow for the three and six months ended July 31, 2022 was $18.0 million and $108.8 million, respectively, compared to free cash flow of $29.8 million and $105.7 million for the three and six months ended July 31, 2021. Free cash flow for the three months ended July 31, 2022 was impacted by strong collections during the three months ended April 30, 2022.

A calculation of free cash flow starting with net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
GAAP net cash provided by operating activities	$28,339	$44,792	$136,069	$139,564
Purchases of property and equipment, net of proceeds from sales	(211)	(1,090)	(769)	(2,235)
Principal payments of finance lease liabilities	(7,913)	(12,623)	(19,416)	(25,885)
Capitalized internal-use software costs	(2,257)	(1,275)	(7,062)	(5,750)
Non-GAAP free cash flow	$17,958	$29,804	$108,822	$105,694

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

Our net retention rate was 112% and 106% as of July 31, 2022 and 2021, respectively. Our net retention rates were primarily attributable to seat growth in existing customers and strong attach rates of add-on products and our bundled Enterprise Plus plan. As our customers purchase add-on products or our bundled Enterprise Plus plan, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, have been significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

General and Administrative. General and administrative expense consists primarily of employee compensation and related expenses for administrative functions including finance, legal, human resources, recruiting, information systems, enterprise security, compliance, fees for external professional services and cloud-based enterprise systems, as well as allocated overhead. External professional services fees are primarily comprised of outside legal, accounting, audit and outsourcing services.

Interest and Other Expense, Net

Interest and other expense, net consists of interest expense, interest income, gains and losses from foreign currency transactions, and other income and expense. Interest expense consists primarily of interest charges for our line of credit and interest rate swap agreement, interest expense related to finance leases, and the amortization of issuance costs of our convertible senior notes. Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. We have historically invested our cash and cash equivalents in overnight deposits, certificates of deposit, money market funds, U.S. treasury securities and commercial paper.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States and, as applicable, changes in our deferred taxes and related valuation allowance positions and uncertain tax positions, and taxes associated with jurisdictional transfers of intellectual property.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Revenue	$246,015	$214,486	$484,447	$416,927
Cost of revenue (1)	64,843	60,788	127,052	121,735
Gross profit	181,172	153,698	357,395	295,192
Operating expenses:
Research and development (1)	61,965	52,722	123,698	103,581
Sales and marketing (1)	83,442	72,788	166,509	142,599
General and administrative (1)	32,625	34,298	63,424	65,385
Total operating expenses	178,032	159,808	353,631	311,565
Income (loss) from operations	3,140	(6,110)	3,764	(16,373)
Interest and other expense, net	(651)	(1,940)	(4,808)	(5,939)
Income (loss) before provision for income taxes	2,489	(8,050)	(1,044)	(22,312)
Provision for income taxes	1,444	650	2,610	961
Net income (loss)	1,045	(8,700)	(3,654)	(23,273)
Accretion and dividend on series A convertible preferred stock	(4,304)	(3,785)	(8,526)	(3,785)
Net loss attributable to common stockholders	$(3,259)	$(12,485)	$(12,180)	$(27,058)
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.08)	$(0.08)	$(0.17)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	143,739	161,163	144,224	161,443

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
Cost of revenue	$4,787	$4,883	$9,142	$10,223
Research and development	18,095	16,626	35,821	32,079
Sales and marketing	14,800	12,919	30,089	24,470
General and administrative	11,004	9,700	20,744	19,146
Total stock-based compensation	$48,686	$44,128	$95,796	$85,918

Comparison of the Three Months Ended July 31, 2022 and 2021

Revenue

	Three Months Ended
	July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue	$246,015	$214,486	$31,529	15%

The increase in revenue was primarily driven by an increase in the number of large deals and higher attach rates of our multi-product Suites offerings, particularly Enterprise Plus, driving improvement in our net retention rate from 106% during the three months ended July 31, 2021 to 112% during the three months ended July 31, 2022. The increase in subscription services was also driven by the addition of new customers, as the number of paying organizations increased by 3% from July 31, 2021 to July 31, 2022. During the three months ended July 31, 2022, we experienced strong growth in Japan, driving an increase in revenue from non-U.S. customers to 33%, compared to 32% during the three months ended July 31, 2021. The increase was partially offset by a negative impact from foreign currency exchange rates and customers partially churning their deployment with Box.

Cost of Revenue

	Three Months Ended
	July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$64,843	$60,788	$4,055	7%
Percentage of revenue	26%	28%

The increase in absolute dollars was primarily due to an increase of $3.3 million in subscription software contract expenses primarily driven by increases in subscription software contracts and an increase of $2.9 million in public cloud infrastructure costs. This was partially offset by a decrease of $1.7 million in depreciation expense and a decrease of $0.8 million in data center rent expense. Cost of revenue as a percentage of revenue decreased 200 basis points year-over-year. We expect our cost of revenue to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to optimize data center efficiencies and invest in public cloud infrastructure.

Research and Development

	Three Months Ended
	July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$61,965	$52,722	$9,243	18%
Percentage of revenue	25%	25%

The increase in absolute dollars was primarily due to increases of $6.8 million and $1.5 million in employee related costs and allocated overhead costs, respectively, due to a 40% increase in headcount, and an increase of $1.7 million in stock-based compensation expense driven by equity grants to existing and new employees. The increased employee headcount and related costs are driven by the growth of our Research and Development Engineering center in Poland. The increase in research and development expenses was partially offset by an increase of $0.8 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue remained flat year-over-year. We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our content cloud product offerings and services and migrate a larger portion of our development to lower cost regions.

Sales and Marketing

	Three Months Ended
	July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$83,442	$72,788	$10,654	15%
Percentage of revenue	34%	34%

The increase in absolute dollars was primarily due to increases of $4.8 million and $1.6 million in employee and related costs and allocated overhead costs, respectively, due to a 14% increase in headcount, an increase of $1.9 million in stock-based compensation expense driven by equity grants to existing and new employees, an increase of $1.7 million in commission expense primarily driven by a 15% increase in revenue year-over-year, and an increase of $0.9 million in travel-related costs. The increase in sales and marketing expenses was partially offset by a decrease of $1.0 million in marketing expenses. Sales and marketing expenses as a percentage of revenue remained flat year-over-year.

Our sales and marketing expenses are generally higher for acquiring new, or expanding existing, customers than for renewals of existing customer subscriptions. We expect to continue to invest in capturing our large market opportunity globally and capitalize on our competitive position with a continued focus on our profitability objectives. We expect our sales and marketing expenses to increase in absolute dollars but decrease as a percentage of revenue over time as our existing customer base grows and a relatively higher percentage of our revenue is attributable to renewals versus new or expanding Box deployments and as we continue to focus on improving sales productivity. While we expect certain expenses that were reduced due to COVID-19 to increase over time, we currently do not expect to return to pre-COVID-19 levels, even as we return to a hybrid workforce which partially includes an office-based environment.

General and Administrative

	Three Months Ended
	July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$32,625	$34,298	$(1,673)	-5%
Percentage of revenue	13%	16%

The decrease in absolute dollars was primarily due to a decrease of $4.8 million in shareholder activism and acquisition-related fees and a decrease of $0.5 million in depreciation expense. The decrease in general and administrative expense was partially offset by an increase of $2.4 million in employee and contractor related costs and an increase of $1.2 million in stock-based compensation expense driven by equity grants to existing and new employees. General and administrative expense as a percentage of revenue decreased 300 basis points year-over-year. We expect our general and administrative expense to increase in absolute dollars but continue to decrease as a percentage of revenue over time as we benefit from greater operational efficiency.

Interest and Other Expense, Net

	Three Months Ended
	July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest and other expense, net	$651	$1,940	$(1,289)	*

* Percentage change not meaningful.

The decrease in interest and other expense, net was primarily due to a decrease of $0.5 million in interest expense related to our finance leases, an increase of $0.4 million in interest income from our certificates of deposit and money market funds, and a decrease of $0.3 million in foreign currency losses.

Comparison of the Six Months Ended July 31, 2022 and 2021

Revenue

	Six Months Ended
	July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue	$484,447	$416,927	$67,520	16%

The increase in revenue was primarily driven by an increase in the number of large deals and higher attach rates of our multi-product Suites offerings, particularly Enterprise Plus, driving improvement in our net retention rate from 106% during the six months ended July 31, 2021 to 112% during the six months ended July 31, 2022. The increase in subscription services was also driven by the addition of new customers, as the number of paying organizations increased by 3% from July 31, 2021 to July 31, 2022. During the six months ended July 31, 2022, we experienced strong growth in Japan, driving an increase in revenue from non-U.S. customers to 33%, compared to 31% during the six months ended July 31, 2021. The increase was partially offset by a negative impact from foreign currency exchange rates and customers partially churning their deployment with Box.

Cost of Revenue

	Six Months Ended
	July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$127,052	$121,735	$5,317	4%
Percentage of revenue	26%	29%

The increase in absolute dollars was primarily due to an increase of $6.0 million in public cloud infrastructure costs, an increase of $6.0 million in subscription software contract expenses primarily driven by increases in subscription software contracts, and an increase of $0.7 million in acquired intangible assets amortization. The increase in cost of revenue was partially offset by a decrease of $2.9 million in depreciation expense, a decrease of $2.3 million in bandwidth and data center rent expense, a decrease of $1.2 million in employee and contractor related costs, and a decrease of $1.1 million in stock-based compensation expense. Cost of revenue as a percentage of revenue decreased 300 basis points year-over-year.

Research and Development

	Six Months Ended
	July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$123,698	$103,581	$20,117	19%
Percentage of revenue	26%	25%

The increase in absolute dollars was primarily due to increases of $13.2 million and $3.8 million in employee and contractor related costs and allocated overhead costs, respectively, due to a 40% increase in headcount, and an increase of $4.0 million in stock-based compensation expense driven by equity grants to existing and new employees. The increased employee headcount and related costs are driven by the growth of our Research and Development Engineering center in Poland. The increase in research and development expenses was partially offset by an increase of $1.4 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue increased 100 basis points year-over-year.

Sales and Marketing

	Six Months Ended
	July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$166,509	$142,599	$23,910	17%
Percentage of revenue	34%	34%

The increase in absolute dollars was primarily due to increases of $9.3 million and $3.6 million in employee and related costs and allocated overhead costs, respectively, due to a 14% increase in headcount, an increase of $5.6 million in stock-based compensation expense driven by equity grants to existing and new employees, an increase of $4.7 million in commission expense primarily driven by an 16% increase in revenue year-over-year, and an increase of $1.0 million in travel-related costs. The increase in sales and marketing expenses was partially offset by a decrease of $1.7 million in marketing expenses and a decrease of $0.9 million in data center and customer support costs to support our free users. Sales and marketing expenses as a percentage of revenue remained flat year-over-year.

General and Administrative

	Six Months Ended
	July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$63,424	$65,385	$(1,961)	-3%
Percentage of revenue	13%	16%

The decrease in absolute dollars was primarily due to a decrease of $6.7 million in shareholder activism and acquisition-related fees and a decrease of $0.7 million in depreciation expense. The decrease in general and administrative expense was partially offset by an increase of $2.8 million in employee and related costs, an increase of $1.4 million in stock-based compensation expense driven by equity grants to existing and new employees, and an increase of $1.4 million in outside agency and consulting services. General and administrative expense as a percentage of revenue decreased 300 basis points year-over-year.

Interest and Other Expense, Net

	Six Months Ended
	July 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest and other expense, net	$4,808	$5,939	$(1,131)	-19%

The decrease in absolute dollars was primarily due to a decrease of $1.6 million in net interest expense primarily related to our finance leases. The decrease in interest and other expense, net was partially offset by an increase of $0.5 million in foreign currency losses.

Liquidity and Capital Resources

As of July 31, 2022, we had cash and cash equivalents, restricted cash, and short-term investments of $394.4 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents and short-term investments, together with our finance leases and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, data center obligations, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the six months ended July 31, 2022 and 2021, our cash flows were as follows (in thousands):

	Six Months Ended
	July 31,
	2022	2021
Net cash provided by operating activities	$136,069	$139,564
Net cash provided by (used in) investing activities	119,228	(110,585)
Net cash (used in) provided by financing activities	(310,844)	156,142

Operating Activities

For the six months ended July 31, 2022, cash provided by operating activities was $136.1 million. The primary factors affecting our operating cash flows during this period were our net loss of $3.7 million, favorably offset by non-cash charges of $95.8 million for stock-based compensation, $36.3 million for depreciation and amortization of our property and equipment and capitalized software, and $26.4 million for amortization of deferred commissions. Cash provided by operating activities during the six months ended July 31, 2022 were further adjusted by net cash outflows of $20.7 million due to changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $86.2 million decrease in accounts receivable that was primarily due to the timing of our cash collections and a $20.1 million decrease in operating right-of-use assets due to amortization, partially offset by a $67.3 million decrease in deferred revenue, a $23.6 million increase in deferred commissions resulting from capitalization of incremental commissions paid to our sales force, a $22.2 million decrease in operating lease liabilities, a $11.9 million increase in other assets, and a $2.0 million decrease in accounts payable, accrued expenses and other liabilities.

Investing Activities

Cash provided by investing activities of $119.2 million for the six months ended July 31, 2022 was primarily driven by $185 million in maturities of short-term investments, partially offset by $59.7 million in purchases of short-term investments and $4.5 million of capitalized internally developed software costs.

Financing Activities

Cash used in financing activities of $310.8 million for the six months ended July 31, 2022 was primarily driven by $234.9 million in repurchases of our common stock, $58.7 million of employee payroll taxes paid related to net share settlement of stock awards, $19.4 million of principal payments of finance lease liabilities, and $7.5 million of dividend payments to preferred stockholders. This was partially offset by $14.7 million from issuances of common stock under our employee equity plans.

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

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility). On July 26, 2021, we entered into Amendment No. 4 to the November 2017 Facility. Pursuant to the terms of the amendment, the maturity date of borrowings under the November 2017 Facility is July 26, 2024, the revolving commitment is $65.0 million, and it provides for a sublimit for the issuance of letters of credit of $45.0 million. As of July 31, 2022, debt outstanding under the November 2017 Facility was $30.0 million. Refer to Note 9 for a detailed description of the November 2017 Facility.

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

Share Repurchase Plan

Between July 2021 and July 31, 2022, our board of directors authorized the repurchase of up to an aggregate of $610 million of shares of our Class A common stock. As of July 31, 2022, we had used $556.8 million to repurchase 22.1 million shares and approximately $29.3 million remained available for additional share repurchases.

Off-Balance Sheet Arrangements

Through July 31, 2022, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces and data centers, (ii) obligations under finance leases for servers and related equipment for our data center operations, (iii) purchase obligations not recognized on the condensed consolidated balance sheet as of July 31, 2022, which relate primarily to infrastructure services and IT software and support services, and (iv) debt, including obligations under both our November 2017 Facility and Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 5, 8, and 9, respectively, in Part I, Item 1. Financial Statements.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2022 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2022.

Recent Accounting Pronouncements

Refer to Part I, Item 1. Financial Statements—Note 1 for information regarding the effect of new accounting pronouncements on our financial statements.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measure of free cash flow (as defined above) meets the definition of a non-GAAP financial measure.

We use non-GAAP financial measures and our key metrics for financial and operational decision-making (including for purposes of determining variable compensation of members of management and other employees) and as a means to evaluate period-to-period comparisons. We believe that these non-GAAP financial measures and key metrics provide meaningful supplemental information regarding our performance by excluding certain expenses that may not be indicative of our recurring core business operating results. We believe that both management and investors benefit from referring to these non-GAAP financial measures and key metrics in assessing our performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures and key metrics also facilitate management’s internal comparisons to our historical performance as well as comparisons to our competitors’ operating results. We believe these non-GAAP financial measures and key metrics are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business.

Free Cash Flow

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $394.4 million as of July 31, 2022. Our cash and cash equivalents and short-term investments primarily consist of overnight cash deposits, money market funds, U.S. treasury securities, and commercial paper. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of July 31, 2022, we had total debt outstanding with a carrying amount of $30.0 million which approximates fair value. The revolving loans accrue interest at a LIBOR rate (based on one, three or six-month interest periods) plus a margin ranging from 1.15% to 1.65%.

Effective September 5, 2019, we entered into the Swap Agreement in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five-year term of the agreement. As of July 31, 2022, our interest rate swap had a notional value of $30.0 million.

A hypothetical change in interest rates of 100 basis points after July 31, 2022 would not have a material impact on the combined net fair value of our outstanding debt and Swap Agreement.

Foreign Currency Risk

Our sales contracts are denominated predominantly in U.S. dollars. We support sales contracts denominated in 11 foreign currencies and consequently, our customer billings denominated in foreign currencies are subject to foreign currency exchange risk. Specifically, given our growth in Japan, we have increasing exposure to changes in the Japanese Yen. Five of the 11 currencies are only offered at this time through our online sales experience and are required to be settled by credit cards; accordingly, our foreign currency exposure on these transactions is limited only to ordinary credit card settlement timeframes. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates. Our international subsidiaries maintain certain asset and liability balances that are denominated in foreign currencies. Additionally, fluctuations in foreign currency exchange rates can result in fluctuations in our total assets, liabilities, and cash flows and may cause us to recognize transaction gains and losses in our statement of operations impacting our revenue and operating expenses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances and have not entered into derivatives or hedging transactions; however, we may do so in the future. For the six months ended July 31, 2022 and 2021, we incurred $3.0 million and $2.5 million, respectively, in foreign currency exchange losses, which are recognized in interest and other expense, net on our condensed consolidated statements of operations.

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

Item 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our securities. If any of the risks actually occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

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
•
Adverse economic conditions could result in reduced sales, longer sales cycles, slower adoption of new technologies and increased price competition, which may negatively impact our business.
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
•
Our international operations expose us to significant risks, including the impact of fluctuations in currency exchange rates.
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

The market for cloud content management services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater brand recognition, longer operating histories, and significantly greater resources than we do. Our primary competitors in the cloud content management market include Microsoft and OpenText (Documentum). In the enterprise file sync and share market, our primary competitors include Microsoft, Google and, to a lesser extent, Dropbox. As we expand our product offerings and use cases, we also compete with companies in the e-signature, content collaboration, workflow automation, and security and governance markets. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our competitors offer their products or services at lower prices or for free as part of a broader bundled product sale or enterprise license arrangement, which has placed pricing pressure on our business. If we are unable to achieve our target pricing levels, our operating results will be negatively impacted. For us to compete effectively, we need to introduce new products and services in a timely and cost-effective manner, meet customer expectations and needs at prices that customers are willing to pay, and continue to enhance the features and functionalities of our cloud content management platform. In addition, pricing pressures and increased competition could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products or services. In addition, many of our competitors have established marketing relationships and major distribution agreements with channel partners, consultants, system integrators and resellers. Competitors may offer products or services at lower prices or with greater depth than our services. Our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards or customer requirements. Furthermore, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. For any of these reasons, we may not be able to compete successfully against our competitors.

Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our services. Any decline in our customer renewals or failure to convince our customers to broaden their use of our services would harm our future operating results.

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Although our net retention rate has increased in recent quarters, we have also experienced periods where it has decreased and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 112% and 106% as of July 31, 2022 and 2021, respectively.

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

In order for us to improve our operating results and continue to grow our business, it is important that we continue to attract new customers and expand deployment of our solutions and products with existing customers. To the extent we are successful in increasing our customer base, we could incur increased losses because costs associated with new customers are generally incurred up front, while revenue is recognized ratably over the term of our subscription services. Alternatively, to the extent we are unsuccessful in increasing our customer base, we could also incur increased losses as costs associated with marketing programs and new products intended to attract new customers would not be offset by incremental revenue and cash flow. Changes in economic conditions may financially impact our existing and prospective customers and cause them to delay or reduce their technology spending, which may adversely affect our ability to attract new customers. All of these factors could negatively impact our future revenue and operating results.

The continuing impacts of the COVID-19 pandemic may have an adverse effect on our business, operations and future financial performance.

In March 2020, the World Health Organization declared COVID-19 a pandemic. Governments and municipalities around the world have instituted measures to control the spread of COVID-19, including quarantines, shelter-in-place orders, school closures, travel restrictions, vaccine mandates, and closure of non-essential businesses. These measures have led to significant adverse economic impacts which have had, and could continue to have, an adverse impact on our business operations in a number of ways, including, without limitation, (1) disruptions to our sales operations and marketing efforts as a result of restrictions on our sales team's ability to travel and meet customers in person, (2) negative impacts on our customers and prospects that could result in (i) extended customer sales cycles, delayed spending on our services, impairment of our ability to collect accounts receivable, and (ii) reduced payment frequencies, demand for our services, renewal rates, and spending on our services, and (3) negative impacts to the financial condition or operations of our vendors and business partners, as well as disruptions to the supply chain of hardware needed to offer our services. Although we have re-opened offices globally for employees on a voluntary basis, our transition to a hybrid workforce (with a mix of employees working from offices and others working remotely) may lead to disruptions and decreased productivity and other adverse operational business impacts. The COVID-19 pandemic may also have long-term effects on the nature of the office environment and remote working, as well as operational, cybersecurity, talent recruiting and retention, and workplace culture challenges that may adversely affect our business. The extent to which the COVID-19 pandemic and resultant economic impact affects our business, results of operations and financial condition will depend on future developments (such as the potential emergence of new variants, vaccines, treatments, and government responses to such developments), which are highly uncertain and cannot be predicted.

Adverse economic conditions may negatively impact our business.

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The United States and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect the industries to which we sell our services. An economic downturn, recession, or uncertainty about economic conditions, including volatility in the credit, equity and foreign exchange markets, inflation, rising interest rates, ongoing supply chain disruptions, and the effects of COVID-19 and the Russian invasion of Ukraine, could cause customers to delay or reduce their information technology spending. This could result in reduced sales, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. In addition, there can be no assurance that cloud content management and collaboration spending levels will increase following any recovery.

If we are not able to successfully launch new products and services or provide enhancements or new features to our existing products and services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to enhance our existing services or offer new services such as our electronic signature offering, Box Sign, or our recently-announced virtual whiteboarding offering, Box Canvas, that achieve market acceptance or keep pace with rapid technological developments, our business could be adversely affected. The success of any new services or enhancements to our existing services depends on several factors, including their timely completion, introduction and market acceptance. We also may experience business or economic disruptions that could adversely affect the productivity of our employees and result in delays in our product development process. For example, we have re-opened our offices globally to non-essential personnel and are transitioning to a hybrid workforce (with a mix of employees working from offices and others working remotely). This may lead to disruptions and decreased productivity that could result in delays in our product development process. Failure in this regard may significantly impair our revenue growth and our future financial results. Our product development efforts could also be impacted by our workforce location strategy as we hire an increasing number of our engineers in regions such as Poland and the Netherlands. In addition, because our services are designed to operate on a variety of systems, we must continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems, and other software, communication, browser and database technologies. We may not be successful in developing these modifications and enhancements or bringing them to market in a timely fashion, which may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

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
•
difficulties in staffing and managing foreign operations especially in new markets with diverse cultures, languages, customs and legal systems;

•
different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•
differing labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States;
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
currency exchange rate fluctuations;
•
restrictions on the transfer of funds;
•
reliance on third-party resellers and other parties;
•
adverse tax consequences; and
•
unstable regional, economic, social and political conditions, such as the Russian invasion of Ukraine.

In addition, the United Kingdom’s (UK) withdrawal from the European Union (EU), or Brexit, became effective on January 31, 2020. The UK and EU subsequently signed an EU-UK Trade and Cooperation Agreement. This agreement provides details on how some aspects of the UK and EU’s relationship will operate going forward, however there continues to be uncertainty over the practical consequences of Brexit. The impact of Brexit depends on the implementation of this agreement, as well as the terms of the UK’s future trade agreements with other countries, and such impact may not be fully realized for several years or more. This lack of clarity could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, among other things. Any of these effects of Brexit, among others, could adversely affect our operations, especially in the United Kingdom where we have a significant employee and customer base, and our financial results.

We are exposed to fluctuations in currency exchange rates, which could adversely affect our operating results or financial position.

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the relative value of the U.S. dollar and foreign currencies, particularly the Japanese yen, and to a lesser extent, the British pound and the euro, may impact our operating results. For example, the Japanese yen, the British pound and the euro have all recently experienced declines in value vis-à-vis the U.S. dollar, which negatively affected our results of operations during the six months ended July 31, 2022 and could continue to negatively impact our results of operations in future periods. We currently manage our exchange rate risk by maintaining offsetting foreign currency assets and liabilities and by minimizing non-U.S. dollar cash balances, but we do not have any other hedging programs in place to limit the risk of exchange rate fluctuation. In the future, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. Such practices may not ultimately be available and/or effective at mitigating the foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, any hedging strategies we deploy are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be negatively affected in the future.

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

We incurred net losses of $41.5 million, $43.4 million, and $144.3 million in our fiscal years ended January 31, 2022, 2021 and 2020, respectively, and $3.7 million in the six months ended July 31, 2022. As of July 31, 2022, we had an accumulated deficit of $1.4 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. As a result, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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
•
the timing of cash collections and payments and its impact on cash flows;
•
the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•
network or service outages, internet disruptions, disruptions to the availability of our service, or actual or perceived security breaches, incidents and vulnerabilities;
•
general economic, industry and market conditions, including those caused by the COVID-19 pandemic and the Russian invasion of Ukraine and as a result of inflation or rising interest rates;
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

The services we offer involve the storage of large amounts of our and our customers’ sensitive and proprietary information, some of which may be considered personally identifiable. Cyberattacks and other malicious internet-based activity, including ransomware, malware and viruses, continue to increase in frequency and magnitude and we face security threats from malicious third parties that could obtain unauthorized access to, or disrupt, our systems, infrastructure and networks. These threats may come from a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations, hacking groups and individuals and insider threats. These sources can also implement social engineering techniques, such as “phishing” or “smishing” attacks, to induce our partners, users, employees or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ data. Hackers that acquire user account information at other companies can attempt to use that information to compromise the accounts of personnel, or our users’ accounts if an account shares the same sensitive information such as passwords. As we increase our customer base, our brand becomes more widely known and recognized, and our service is used in more heavily regulated industries where there may be a greater concentration of sensitive and protected data, such as healthcare, government, life sciences, and financial services, we have become more of a target for these malicious third parties.

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

We cannot guarantee that any security measures that we or third parties on which we rely have implemented will be completely effective against current or future security threats, or that our systems and networks or those of such third parties have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain bugs, vulnerabilities, or compromised code that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us or our products or services. Given that our customers manage significant amounts of sensitive and proprietary information on our platform, and many of our customers are in heavily regulated industries where there may be a greater concentration of sensitive and proprietary data, our reputation and market position are particularly sensitive to impacts from actual or perceived security breaches or incidents, security vulnerabilities, or concerns regarding security. If our security measures or those of third parties on which we rely are or are believed to be inadequate or breached or otherwise compromised as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques, improper user configuration or otherwise, and this results in, or is believed to result in, unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of our data or our customers’ data, or any other disruption of the confidentiality, integrity or availability of our data or our customers’ data, we could incur significant liability to various parties, including our customers and individuals or organizations whose information is stored by our customers, and our business, reputation or competitive position may be harmed. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents or vulnerabilities. We have observed increased level of sophistication in the types of techniques, including social engineering techniques, that malicious third parties may use in an attempt to gain access to our or our users’ data. Due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and the third parties on which we rely are vulnerable to a heightened risk of cybersecurity attacks, phishing attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our supply chain and our systems, operations and platform. Additionally, many of our personnel and personnel of the third parties on which we rely work remotely at least part of the time, which imposes additional risks to our business, including increased risk of industrial espionage, theft of assets, phishing, and other cybersecurity attacks, and inadvertent or unauthorized access to or dissemination of sensitive, proprietary, or confidential information. We also expect to incur significant costs in our ongoing efforts to detect and prevent security breaches and other security-related incidents, and in the event of actual or perceived security breaches or other security-related incidents. Additionally, our service providers and other third parties on which we rely may suffer, or be perceived to suffer, data security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

Our customer contracts often include (i) specific obligations that we maintain the availability of the customer’s data through our service and that we secure customer content against unauthorized access or loss, and (ii) provisions whereby we indemnify our customers for third-party claims asserted against them that result from our failure to maintain the availability of their content or securing the same from unauthorized access or loss. While our customer contracts generally contain limitations on our liability in connection with these obligations and indemnities, if an actual or perceived security breach or incident occurs, the market perception of the effectiveness of our security measures could be harmed, we could be subject to indemnity or damage claims in certain customer contracts, and we could lose future sales and customers, any of which could harm our business and operating results. Furthermore, while our errors and omissions insurance policies include liability coverage for certain of these matters, if we experience a security breach or other incident, we could be subject to indemnity claims or other damages that exceed our insurance coverage. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

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

These laws and regulations, which may be enforceable by private parties and/or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission enacted the General Data Protection Regulation (GDPR), which imposed significant obligations on companies regarding the handling of personal data and penalties for noncompliance of up to the greater of 20 million euros or four percent of a company’s global revenue. Further, local data protection authorities in Europe may adopt regulations and/or guidance more stringent than the GDPR, which may impose additional compliance costs or other burdens that impact our business. In 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield framework, and imposed additional obligations on companies when relying on model contractual clauses approved by the European Commission (EC) to transfer personal data from the EU to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield in light of the CJEU’s decision. These developments or other developments relating to cross-border data transfer may result in the EC, European Data Protection board and/or other regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the European Economic Area (EEA), Switzerland, or the United Kingdom (UK) to the U.S. On June 4, 2021, the EC published new standard contractual clauses (SCCs) that are required to be implemented by companies relying on the SCCs as a basis for cross-border transfers of personal data. These or other developments relating to cross-border data transfer required us to issue additional policies, update our data transfer agreements with applicable customers and third party service providers and assess our practices. This CJEU decision that invalidated the EU-US Privacy Shield framework and/or other legal challenges relating to cross-border data transfers may serve as a basis for challenges to our personal data handling practices, or those of our customers, and may otherwise adversely impact our business, financial condition and operating results.

Brexit has created uncertainty around data protection issues and could lead to further legislative and regulatory changes. For example, the UK Data Protection Act of 2018 substantially mirrors the EU GDPR in the UK and was the subject of statutory amendments that further aligned it with the GDPR in 2019. In June 2021, the EC announced a decision that the UK is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the UK from the EEA. It remains unclear how UK data protection laws or regulations will develop, and how data transfers to and from the United Kingdom will be regulated, over time. In 2022, the Information Commissioner’s Office (ICO) issued the UK SCCs as a valid data transfer mechanism for cross border data transfers from the UK to third countries. While the ICO adopted a transition period for implementing the UK SCCs and we have updated our data transfer agreements accordingly, additional guidance or changes to UK cross border data transfers and/or overall UK data protection laws and/or guidance could occur, which may require us to change our policies, practices and engage in additional contractual negotiations. Such legislative and regulatory changes may result in increased costs of compliance and limitations on our customers and us.

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in November 2020 and will amend and expand the CCPA. The CPRA’s substantive provisions will become effective on January 1, 2023, and the newly formed California Privacy Protection Agency began its rulemaking process to adopt proposed regulations to implement the new law in July 2022. Thus far, the proposed regulations are in draft form and are subject to further revisions, which may potentially result in further uncertainty and require us to incur additional costs and expenses. Further, similar privacy legislation has been proposed and/or enacted in other states and at the federal level. Aspects of the interpretation and enforcement of the CCPA, CPRA and other enacted and proposed federal and state laws remain unclear. We cannot fully predict the impact of these laws on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

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

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. Our customers also expect, and in some instances require, us to meet voluntary certifications or adhere to guidelines or standards established by third parties, to offer particular controls, or otherwise support customer-specific requirements. Although we currently have certain certifications such as AICPA SOC 1, 2 and 3 reports, and ISO/IEC 27001, 27017, and 27018, we may not be successful in continuing to maintain these certifications or in obtaining other certifications or otherwise being able to adhere to or comply with all customer requirements. In addition, some of the industries we serve have industry-specific requirements relating to compliance with certain security and regulatory standards, such as GxP, FedRAMP and StateRAMP, and those required by HIPAA, FINRA, and the HITECH Act. As we expand into new industries and regions, we will likely need to comply with these and other new requirements to compete effectively. We may not always be able to support or comply with all of these customer requirements. If we cannot adequately comply with these requirements, our growth could be adversely impacted, we may face a loss of customers or difficulty attracting new customers in impacted industries, and we could incur significant liability and our reputation and business could be harmed.

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

Our services are becoming increasingly mission-critical to our customers’ business operations, as well as their ability to comply with legal requirements, regulations, and standards such as GxP, FINRA, HIPAA, FedRAMP and StateRAMP. These services and offerings are inherently complex and may contain material defects or errors that could cause interruptions in the availability of our services, as well as user error, which could result in loss or delayed market acceptance and sales, breach of contract or warranty claims, issuance of sales credits or refunds for prepaid amounts related to unused subscription services, loss of customers, diversion of development and customer service resources, and harm to our reputation. The costs incurred in correcting any material defects or errors might be substantial and could adversely affect our operating results. Further, our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our insurance may not cover all claims made against us and defending a lawsuit, regardless of its merit, could be costly and divert management’s attention. Because of the large amount of data that we collect and manage, it is possible that hardware failures, software errors, errors in our systems, or by third-party service providers, user errors, or internet outages could result in significant data loss or corruption. Furthermore, the availability or performance of our services could be adversely affected by a number of factors, including customers’ inability to access the internet, the failure of our network or software systems, security breaches or variability in customer traffic for our services. We have been, and in the future may be, required to issue credits or refunds for prepaid amounts related to unused services or otherwise be liable to our customers for damages they may incur resulting from some of these events.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, such as alliance partners, resellers, distributors, system integrators and developers. For example, we have entered into agreements with partners such as Adobe, Google, IBM, Macnica Networks, Microsoft, Mitsui Knowledge Industry, Palo Alto Networks, Salesforce, ServiceNow and Zoom to market, resell, integrate with or endorse our services. Identifying partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources.

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

We continuously evaluate our short- and long-term data center capacity requirements to ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs. If we overestimate the demand for our cloud content management services and therefore secure excess data center capacity, our operating margins could be reduced. If we underestimate our data center capacity requirements or if we are unable to meet our contractual minimum commitments, we may not be able to service the expanding needs of customers and may be required to limit new customer acquisition or provide credits or refunds to existing customers, which would impair our revenue growth and harm our operating results. Furthermore, regardless of our ability to appropriately manage our data center capacity requirements, only a small percentage of our customers currently use Box to organize all of their internal files, and an increase in the number of organizations, in particular large businesses and enterprises, that use our service as a larger component of their content storage requirements, could result in lower gross and operating margins or otherwise have an adverse impact on our financial condition and operating results.

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

Our company culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue to hire additional employees as we expand our business. As our organization expands globally and as employees’ workplace expectations develop, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture globally. These difficulties may be further amplified by our transition to a hybrid workforce and other workforce actions taken in response to the COVID-19 pandemic. If we do not continue to develop our company culture or maintain our core values as we grow and evolve both in the United States and abroad, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth.

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

On occasion, we may need additional financing for a variety of reasons, including operating or growing our business, responding to business opportunities, undertaking acquisitions, funding stock repurchases, or repaying our convertible senior notes. For example, in May 2021, we issued and sold 500,000 shares of our Series A Convertible Preferred Stock for an aggregate purchase price of $500 million. Our ability to obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets and other factors. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed. Rising interest rates may reduce our access to equity-linked or debt capital and increase our cost of borrowings, which could adversely impact our business, operating results and financial position.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the listing standards of the New York Stock Exchange (NYSE). We have expended, and anticipate that we will continue to expend, significant resources to comply with these rules and regulations.

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

The application of federal, state, local and international tax laws to services provided electronically is unclear and continuously evolving. Income, sales, use, value added or other tax laws, statutes, rules, regulations or ordinances could be enacted or amended at any time, such as the Tax Cuts and Jobs Act in the United States, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the internet. These enactments or amendments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.

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

We may be subject to additional tax liabilities resulting from changes in our provision for income taxes or an adverse tax ruling

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents certain stockholders holding more than 15% of the voting power of our outstanding capital stock from engaging in certain business combinations without approval of the holders of at least two-thirds of the voting power of our outstanding capital stock not held by such stockholder.

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

In January 2021, we issued $345.0 million aggregate principal amount of convertible senior notes (the “Notes”). Prior to October 15, 2025, the Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events. We have made an irrevocable election to settle the principal of the Notes in cash upon any conversion of the Notes. As a result, if holders of the Notes elect to convert their Notes, we will be required to make cash payments in respect of the Notes being converted. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. If the Notes have not previously been converted or repurchased, we will be required to repay the outstanding principal amount of the Notes, plus accrued and unpaid special interest, if any, in cash at maturity. The Notes are scheduled to mature on January 15, 2026.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended July 31, 2022 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2022 to May 31, 2022	1,541	$26.84	1,541	$106,341
June 1, 2022 to June 30, 2022	2,230	$24.72	2,230	$51,206
July 1, 2022 to July 31, 2022	815	$26.82	815	$29,345
Total	4,586		4,586

(1)
Between July 2021 and July 31, 2022, our board of directors authorized the repurchase of up to an aggregate of $610 million of shares of our Class A common stock. We entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 to effect such repurchases. As of July 31, 2022, approximately $29.3 million remained available for additional share repurchases, which will expire on March 14, 2023.

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

Date: August 31, 2022

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)