Form 10-Q
period 2022-10-31
BOX INC
filed 2022-12-02
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 30, 2022, the number of shares of the registrant’s Class A common stock outstanding was 142,914,809.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of October 31, 2022 and January 31, 2022	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2022 and 2021	6
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended October 31, 2022 and 2021	7
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' (Deficit) Equity for the Three and Nine Months Ended October 31, 2022 and 2021	8
	Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended October 31, 2022 and 2021	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 6.	Exhibits	60
	Signatures	61

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
•
our expectations regarding timing of new products, product bundles and features;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 31,	January 31,
	2022	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$358,060	$416,274
Short-term investments	44,567	170,000
Accounts receivable, net	176,593	256,312
Deferred commissions	46,120	46,025
Other current assets	31,187	27,953
Total current assets	656,527	916,564
Property and equipment, net	67,755	105,755
Operating lease right-of-use assets, net	142,147	172,808
Goodwill	70,702	74,466
Deferred commissions, non-current	69,251	72,884
Other long-term assets	50,068	49,532
Total assets	$1,056,450	$1,392,009
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$45,552	$58,942
Accrued compensation and benefits	32,451	54,705
Finance lease liabilities	31,175	41,235
Operating lease liabilities	46,203	44,608
Deferred revenue	442,015	519,485
Total current liabilities	597,396	718,975
Debt, net, non-current	368,878	367,463
Operating lease liabilities, non-current	131,143	168,192
Other long-term liabilities	37,193	44,586
Total liabilities	1,134,610	1,299,216
Commitments and contingencies (Note 8)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares (unaudited) authorized, issued and outstanding as of October 31 and January 31, 2022	489,434	487,880
Stockholders’ deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 142,915 shares (unaudited) and 145,081 shares issued and outstanding as of October 31 and January 31, 2022, respectively	14	15
Additional paid-in capital	802,534	972,020
Accumulated other comprehensive loss	(13,817)	(4,543)
Accumulated deficit	(1,356,325)	(1,362,579)
Total stockholders’ deficit	(567,594)	(395,087)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,056,450	$1,392,009

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Revenue	$249,951	$224,044	$734,398	$640,971
Cost of revenue	64,490	63,069	191,542	184,804
Gross profit	185,461	160,975	542,856	456,167
Operating expenses:
Research and development	59,107	55,837	182,805	159,418
Sales and marketing	81,566	76,368	248,075	218,967
General and administrative	31,422	39,857	94,846	105,242
Total operating expenses	172,095	172,062	525,726	483,627
Income (loss) from operations	13,366	(11,087)	17,130	(27,460)
Interest and other expense, net	(1,427)	(2,336)	(6,235)	(8,275)
Income (loss) before provision for income taxes	11,939	(13,423)	10,895	(35,735)
Provision for income taxes	2,031	438	4,641	1,399
Net income (loss)	$9,908	$(13,861)	$6,254	$(37,134)
Accretion and dividend on series A convertible preferred stock	(4,278)	(4,301)	(12,804)	(8,086)
Undistributed earnings attributable to preferred stockholders	(648)	—	—	—
Net income (loss) attributable to common stockholders	$4,982	$(18,162)	$(6,550)	$(45,220)
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.03	$(0.12)	$(0.05)	$(0.29)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	142,385	151,426	143,604	158,068
Diluted	148,127	151,426	143,604	158,068

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Net income (loss)	$9,908	$(13,861)	$6,254	$(37,134)
Other comprehensive loss:
Net foreign currency translation loss	(3,390)	(1,754)	(10,986)	(2,730)
Other	806	452	1,712	754
Other comprehensive loss	(2,584)	(1,302)	(9,274)	(1,976)
Comprehensive income (loss)	$7,324	$(15,163)	$(3,020)	$(39,110)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

(Unaudited)

	Three Months Ended October 31, 2022
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of July 31, 2022	500	$488,906	142,320	$14	$797,948	$(11,233)	$(1,366,233)	$(579,504)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,699	—	(5,132)	—	—	(5,132)
Stock-based compensation related to stock awards	—	—	—	—	43,159	—	—	43,159
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	528	—	—	(4,278)	—	—	(4,278)
Repurchases of common stock	—	—	(1,105)	—	(29,163)	—	—	(29,163)
Other comprehensive loss	—	—	—	—	—	(2,584)	—	(2,584)
Net income	—	—	—	—	—	—	9,908	9,908
Balance as of October 31, 2022	500	$489,434	142,914	$14	$802,534	$(13,817)	$(1,356,325)	$(567,594)

	Three Months Ended October 31, 2021
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of July 31, 2021	500	$488,894	152,660	$15	$1,193,003	$(1,612)	$(1,344,393)	$(152,987)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	2,057	1	(3,148)	—	—	(3,147)
Stock-based compensation related to stock awards	—	—	—	—	40,827	—	—	40,827
Accretion and dividend on series A convertible preferred stock, net of issuance costs	—	4,272	—	—	(4,301)	—	—	(4,301)
Repurchases of common stock	—	—	(5,707)	(1)	(138,378)	—	—	(138,379)
Other comprehensive loss	—	—	—	—	—	(1,302)	—	(1,302)
Net loss	—	—	—	—	—	—	(13,861)	(13,861)
Balance as of October 31, 2021	500	$493,166	149,010	$15	$1,088,003	$(2,914)	$(1,358,254)	$(273,150)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended October 31, 2022
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2022	500	$487,880	145,081	$15	$972,020	$(4,543)	$(1,362,579)	$(395,087)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	7,166	—	(49,122)	—	—	(49,122)
Stock consideration in connection with fiscal 2022 acquisition	—	—	559	—	—	—	—	—
Stock-based compensation related to stock awards	—	—	—	—	150,174	—	—	150,174
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	1,554	—	—	(12,804)	—	—	(12,804)
Repurchases of common stock	—	—	(9,892)	(1)	(257,734)	—	—	(257,735)
Other comprehensive loss	—	—	—	—	—	(9,274)	—	(9,274)
Net income	—	—	—	—	—	—	6,254	6,254
Balance as of October 31, 2022	500	$489,434	142,914	$14	$802,534	$(13,817)	$(1,356,325)	$(567,594)

	Nine Months Ended October 31, 2021
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of January 31, 2021	—	$—	159,851	$16	$1,473,666	$(938)	$(1,321,679)	$151,065
Cumulative adjustment due to adoption of ASU 2020-06	—	—	—	—	(68,576)	—	559	(68,017)
Stock consideration in connection with fiscal 2022 acquisition	—	—	—	—	10,000	—	—	10,000
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	6,246	1	(19,937)	—	—	(19,936)
Stock-based compensation related to stock awards	—	—	—	—	129,316	—	—	129,316
Series A convertible preferred stock, net of issuance costs	500	485,080	—	—	—	—	—	—
Accretion and dividend on series A convertible preferred stock	—	8,086	—	—	(8,086)	—	—	(8,086)
Repurchases of common stock	—	—	(17,087)	(2)	(428,380)	—	—	(428,382)
Other comprehensive loss	—	—	—	—	—	(1,976)	—	(1,976)
Net loss	—	—	—	—	—	—	(37,134)	(37,134)
Balance as of October 31, 2021	500	$493,166	149,010	$15	$1,088,003	$(2,914)	$(1,358,254)	$(273,150)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,908	$(13,861)	$6,254	$(37,134)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,089	20,023	53,406	59,110
Stock-based compensation expense	44,852	45,589	140,648	131,507
Amortization of deferred commissions	13,437	11,705	39,878	33,287
Other	1,054	1,614	2,925	2,572
Changes in operating assets and liabilities:
Accounts receivable, net	(12,008)	(20,239)	74,163	74,464
Deferred commissions	(13,839)	(14,785)	(37,400)	(35,019)
Operating lease right-of-use assets, net	10,230	10,441	30,296	32,110
Other assets	4,840	1,262	(7,022)	(6,697)
Accounts payable, accrued expenses and other liabilities	(9,729)	8,446	(11,724)	9,118
Operating lease liabilities	(10,892)	(11,737)	(33,105)	(36,190)
Deferred revenue	14,784	7,625	(52,524)	(41,481)
Net cash provided by operating activities	69,726	46,083	205,795	185,647
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(27,575)	(90,000)	(87,253)	(140,000)
Maturities of short-term investments	28,000	—	213,000	—
Purchases of property and equipment, net of sale proceeds	(1,770)	(1,242)	(2,539)	(3,477)
Capitalized internal-use software costs	(2,500)	(1,116)	(7,010)	(3,501)
Acquisitions, net of cash acquired	—	(2,753)	(500)	(59,395)
Other	—	(350)	(315)	327
Net cash (used in) provided by investing activities	(3,845)	(95,461)	115,383	(206,046)
CASH FLOWS FROM FINANCING ACTIVITIES:
Series A convertible preferred stock, net of issuance costs	—	(1,695)	(103)	485,103
Repurchases of common stock	(29,966)	(144,172)	(264,852)	(428,253)
Payments of dividends to preferred stockholders	(3,750)	—	(11,250)	—
Proceeds from issuances of common stock under employee equity plans	10,919	9,438	25,659	23,740
Employee payroll taxes paid for net settlement of stock awards	(16,051)	(12,586)	(74,778)	(43,677)
Principal payments of finance lease liabilities	(10,422)	(12,297)	(29,838)	(38,182)
Other	(67)	(293)	(5,019)	(4,194)
Net cash used in financing activities	(49,337)	(161,605)	(360,181)	(5,463)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7,433)	(369)	(19,080)	(789)
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,111	(211,352)	(58,083)	(26,651)
Cash, cash equivalents, and restricted cash, beginning of period(1)	349,694	780,212	416,888	595,511
Cash, cash equivalents, and restricted cash, end of period(1)	$358,805	$568,860	$358,805	$568,860

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2022 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), the condensed consolidated statements of convertible preferred stock and stockholders’ (deficit) equity, and the condensed consolidated statements of cash flows for the three and nine months ended October 31, 2022 and 2021, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2022 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the Form 10-K), which was filed with the Securities and Exchange Commission (the SEC) on March 16, 2022. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2022 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K and include all adjustments necessary for the fair presentation of our balance sheet as of October 31, 2022, and our results of operations, including our comprehensive income (loss), our convertible preferred stock and stockholders’ (deficit) equity, and our cash flows for the three and nine months ended October 31, 2022 and 2021. All adjustments are of a normal recurring nature. The results for the three and nine months ended October 31, 2022 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2023.

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

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We maintain an allowance for doubtful accounts based upon the expected collectability, which takes into consideration specific customer creditworthiness and current economic trends. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of October 31, 2022, two customers, one of which is also a reseller, accounted for more than 10% of total accounts receivable. As of January 31, 2022, one customer, which is also a reseller, accounted for more than 10% of total accounts receivable. No single customer represented over 10% of our revenue for the three and nine months ended October 31, 2022 and 2021.

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

Geographic Locations

For the three and nine months ended October 31, 2022, revenue attributable to customers in the United States was 68% and 67%, respectively, and revenue attributable to customers in Japan was 19% in both periods. For the three and nine months ended October 31, 2021, revenue attributable to customers in the United States was 67% and 68%, respectively, and revenue attributable to customers in Japan was 18% in both periods.

As of October 31, 2022 and January 31, 2022, substantially all of our property and equipment was located in the United States.

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

There have been no other material changes to our significant accounting policies during the nine months ended October 31, 2022 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended January 31, 2022. Additionally, we have a single reporting segment and all required segment information can be found in the condensed consolidated financial statements.

Note 2. Revenue

Deferred Revenue

Deferred revenue was $467.1 million and $534.2 million as of October 31, 2022 and January 31, 2022, respectively. During the three months ended October 31, 2022 and 2021, we recognized $210.9 million and $182.5 million of revenue that was included in the deferred revenue balance as of July 31, 2022 and 2021, respectively. During the nine months ended October 31, 2022 and 2021, we recognized $472.2 million and $393.5 million of revenue that was included in the deferred revenue balance as of January 31, 2022 and 2021, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of October 31, 2022, we had remaining performance obligations from contracts with customers of $1.056 billion. We expect to recognize revenue on 62% of these remaining performance obligations over the next 12 months, with the substantial majority of the remaining balance expected to be recognized within 24 months.

Note 3. Fair Value of Financial Instruments

The amortized cost, unrealized gain (loss) and estimated fair value of marketable securities were as follows (in thousands):

	October 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	176,831	—	—	176,831
Total cash equivalents	$176,831	$—	$—	$176,831
Short-term investments:
U.S. treasury securities	$44,652	$—	$(85)	$44,567
Total short-term investments	$44,652	$—	$(85)	$44,567
Total cash equivalents and short-term investments	$221,483	$—	$(85)	$221,398

	January 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$202,446	$—	$—	$202,446
Total cash equivalents	$202,446	$—	$—	$202,446

As of October 31, 2022, contractual maturities of marketable securities were all within one year.

As of October 31, 2022, we do not consider any portion of the unrealized losses to be credit losses.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets subject to the fair value disclosure requirements were as follows (in thousands):

	October 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	176,831	—	—	176,831
Total cash equivalents	$176,831	$—	$—	$176,831
Short-term investments:
U.S. treasury securities	$44,567	$—	$—	$44,567
Total short-term investments	$44,567	$—	$—	$44,567
Total cash equivalents and short-term investments	$221,398	$—	$—	$221,398

	January 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$202,446	$—	$—	$202,446

As of January 31, 2022, we had certificates of deposit for a total of $170 million, with original maturities of more than three months and less than twelve months that are classified as short-term investments in our consolidated balance sheet. As of October 31, 2022, we had a certificate of deposit for a total of $30 million with a maturity of less than three months that is classified as a cash equivalent in our condensed consolidated balance sheet.

Fair Value Measurements of Other Financial Instruments

In November 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the “November 2017 Facility”). As of October 31, 2022 and January 31, 2022, we had total debt outstanding relating to the November 2017 Facility with a carrying amount of $30.0 million. The estimated fair value of the November 2017 Facility, which we have classified as a Level 2 financial instrument, approximates its carrying value.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026 (the “Notes”). The fair value of the Notes is determined using observable market prices. The fair value of the Notes, which we have classified as a Level 2 instrument, was $423.9 million and $413.1 million as of October 31, 2022 and January 31, 2022, respectively.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	October 31,	January 31,
	2022	2022
Data center equipment	$347,032	$353,787
Leasehold improvements	78,887	75,981
Computer-related equipment and software	22,164	20,935
Furniture and fixtures	15,212	14,421
Construction in progress	1,117	6,324
Total property and equipment	464,412	471,448
Less: accumulated depreciation	(396,657)	(365,693)
Total property and equipment, net	$67,755	$105,755

As of October 31, 2022, the gross carrying amount of property and equipment included $253.1 million of data center equipment acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $222.7 million. As of January 31, 2022, the gross carrying amount of property and equipment included $258.8 million of data center equipment and construction in progress acquired under finance leases, and the accumulated depreciation of property and equipment acquired under these finance leases was $196.6 million.

Depreciation expense related to property and equipment was $13.3 million and $16.3 million for the three months ended October 31, 2022 and 2021, respectively, and $42.1 million and $48.7 million for the nine months ended October 31, 2022 and 2021, respectively.

Operating Lease Right-of-Use Assets, Net

Operating lease right-of-use assets, net consisted of the following (in thousands):

	October 31,	January 31,
	2022	2022
Operating lease right-of-use assets	$288,235	$290,808
Less: accumulated amortization	(146,088)	(118,000)
Operating lease right-of-use assets, net	$142,147	$172,808

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

We sublease certain floors of our Redwood City and London offices. Our current subleases have total lease terms ranging from 11 to 96 months that will expire at various dates by fiscal year 2026.

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Finance lease cost:
Amortization of finance lease right-of-use assets	$10,864	$13,366	$34,327	$39,516
Interest on finance lease liabilities	430	913	1,643	3,128
Operating lease cost, gross	12,615	13,295	37,746	40,817
Variable lease cost, gross	2,437	2,269	6,437	6,647
Sublease income	(2,216)	(2,472)	(6,788)	(8,692)
Total lease cost	$24,130	$27,371	$73,365	$81,416

As of October 31, 2022, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)	Finance Leases
2023	$13,791	$13,928
2024	53,746	20,286
2025	35,700	1,574
2026	31,274	—
2027	29,936	—
Thereafter	35,920	—
Total lease payments	$200,367	$35,788
Less: imputed interest	$(23,021)	$(925)
Present value of total lease liabilities	$177,346	$34,863

(1) Non-cancellable sublease proceeds for the remainder of the fiscal year ending January 31, 2023 and the fiscal years ending January 31, 2024 and 2025 of $1.2 million, $4.5 million, and $4.2 million, respectively, are not included in the table above.

Note 6. Acquisitions

In fiscal year 2022, we acquired SignRequest B.V. (SignRequest) and Cloud FastPath. There have been no changes to the terms of the acquisitions and purchase accounting during the nine months ended October 31, 2022 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the fiscal year ended January 31, 2022.

Note 7. Goodwill and Acquired Intangible Assets

Goodwill was $70.7 million and $74.5 million as of October 31, 2022 and January 31, 2022, respectively, and included the acquisitions of SignRequest and Cloud FastPath described in Note 6 and others. Goodwill balances were partially offset by the effect of foreign currency translation. We did not record any goodwill impairment during the nine months ended October 31, 2022 and 2021.

Acquired intangible assets are included in other long-term assets in the condensed consolidated balance sheets. Acquired intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life (Years)	Gross Value	Accumulated Amortization	Net Carrying Value
Balance as of January 31, 2022	3.31	$22,711	$(5,003)	$17,708
Developed technology	2.26	160	(4,356)	(4,196)
Balance as of October 31, 2022	2.56	$22,871	$(9,359)	$13,512

Acquired intangible assets are amortized on a straight-line basis over the useful life. Amortization of acquired developed technology is included in cost of revenue in the condensed consolidated statements of operations.

As of October 31, 2022, expected amortization expense for acquired intangible assets was as follows (in thousands):

Fiscal years ending January 31:
2023	$1,452
2024	5,808
2025	3,490
2026	2,762
Total	$13,512

Note 8. Commitments and Contingencies

Letters of Credit

As of October 31, 2022 and January 31, 2022, we had letters of credit in the aggregate amount of $18.6 million in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 9.

Purchase Obligations

Our purchase obligations relate primarily to infrastructure services and IT software and support services costs. As of October 31, 2022, future payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Fiscal years ending January 31:
2023	$2,878
2024	5,149
2025	130,771
2026	556
2027	264,139
Total	$403,493

Our contracts for infrastructure services and IT software, which have terms ranging from 2 to 8 years, support our long-term goals of improving gross margin. In addition to the purchase obligations included above, as of October 31, 2022, we recognized a total of $8.8 million related to non-cancellable contractual purchases, which were included in accounts payable, accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheet. $8.6 million and $0.2 million is due to be paid in the remainder of the fiscal year ending January 31, 2023 and the fiscal year ending January 31, 2024, respectively.

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of October 31, 2022.

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

There have been no changes to the conversion or redemption terms of the Notes during the nine months ended October 31, 2022 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the fiscal year ended January 31, 2022.

As of October 31, 2022, the conditions allowing holders of the Notes to convert were not met.

The net carrying amount of the Notes consisted of the following (in thousands):

	October 31,	January 31,
	2022	2022
Principal	$345,000	$345,000
Unamortized issuance costs	(6,122)	(7,537)
Net carrying amount	$338,878	$337,463

Issuance costs are being amortized to interest expense over the term of the Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs was 0.56%. For the three and nine months ended October 31, 2022 and 2021, interest expense recognized related to the Notes was not material.

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

Line of Credit

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility). There have been no changes to the terms of the agreement during the nine months ended October 31, 2022 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the fiscal year ended January 31, 2022.

As of October 31, 2022, we had total debt outstanding with a carrying amount of $30.0 million and we were in compliance with all financial covenants.

Note 10. Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Series A Convertible Preferred Stock

On April 7, 2021, we entered into an investment agreement with a group of investors led by KKR & Co. Inc. (collectively “KKR”) relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $500 million, or $1,000 per share. The closing of the issuance occurred on May 12, 2021 (the “Closing Date”).

The Series A Preferred Stock rank senior to our Class A common stock with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of Box. The Series A

Preferred Stock initially have a liquidation preference of $1,000 per share. Holders of the Series A Preferred Stock are entitled to a cumulative dividend (the “Dividend”) at the rate of 3.0% per annum, compounding quarterly, paid-in-kind or paid in cash, at our election. For any quarter in which we elect not to pay the Dividend in cash with respect to a share of Series A Preferred Stock, such Dividend will become part of the liquidation preference of such share, as set forth in the Certificate of Designations designating the Series A Preferred Stock (the “Certificate of Designations”). During the nine months ended October 31, 2022, we paid cash dividends to our Series A Preferred Stockholders in the amount of $11.3 million and as of October 31, 2022, we had accrued dividends of $1.3 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position. During the nine months ended October 31, 2022, we recognized $1.6 million of accretion.

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

There have been no changes to the voting rights or redemption terms of the Series A Preferred Stock during the nine months ended October 31, 2022 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the fiscal year ended January 31, 2022.

Share Repurchase Plan

Between July 2021 and October 31, 2022, our board of directors authorized the repurchase of up to an aggregate of $610 million of shares of our Class A common stock. As of October 31, 2022, we had used approximately $585.9 million to repurchase 23.2 million shares. During the three months ended October 31, 2022, we repurchased 1.1 million shares at a weighted average price of $26.38 per share for a total amount of $29.1 million. During the nine months ended October 31, 2022, we repurchased 9.9 million shares at a weighted average price of $26.03 per share for a total amount of $257.4 million.

Subsequent to October 31, 2022, our board of directors authorized up to an additional $150 million expansion of the Share Repurchase Plan on November 29, 2022. Under this expansion, shares may be repurchased in open market transactions until the earlier of November 29, 2023, or until $150 million of our Class A common stock has been repurchased.

Note 11. Stock-Based Compensation

Employee Equity Plans

We currently have two employee equity plans that have been adopted by our board of directors. These plans, the 2015 Equity Incentive Plan (the "2015 Plan") and the 2015 Employee Stock Purchase Plan (the "2015 ESPP"), are described in more detail in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the fiscal year ended January 31, 2022. As of October 31, 2022, 23,074,744 shares and 5,292,010 shares were reserved for future issuance under the 2015 Plan and the 2015 ESPP, respectively.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2022	5,726,893	$11.74	3.04	$82,481
Options granted	—	—
Options exercised	(2,128,440)	3.30
Options forfeited/cancelled	(650,000)	20.28
Balance as of October 31, 2022	2,948,453	$15.94	3.56	$38,641
Vested and expected to vest as of October 31, 2022	2,945,697	$15.94	3.56	$38,615
Exercisable as of October 31, 2022	2,891,970	$15.87	3.50	$38,103

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2022	14,840,913	$21.35
Granted	9,148,076	27.83
Vested	(6,128,956)	22.63
Forfeited/cancelled	(1,716,408)	22.65
Unvested balance - October 31, 2022	16,143,625	$24.40

As of October 31, 2022, there was $366.3 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.79 years.

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

During the nine months ended October 31, 2022, we recognized stock-based compensation expense related to the Fiscal 2022 and Fiscal 2023 Executive Bonus Plans in the amount of $4.5 million and $8.1 million, respectively. The unrecognized compensation expense related to the ungranted and unvested Fiscal 2023 Executive Bonus Plan is $3.3 million, based on the expected performance against the pre-established corporate financial objectives as of October 31, 2022, which is expected to be recognized over a remaining weighted-average period of less than one year.

2015 ESPP

As of October 31, 2022, there was $15.0 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Cost of revenue	$4,331	$4,786	$13,473	$15,009
Research and development	16,556	17,712	52,377	49,791
Sales and marketing	14,158	13,872	44,247	38,342
General and administrative	9,807	9,219	30,551	28,365
Total stock-based compensation	$44,852	$45,589	$140,648	$131,507

Note 12. Net Income (Loss) per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$9,908	$(13,861)	$6,254	$(37,134)
Accretion and dividend on series A convertible preferred stock	(4,278)	(4,301)	(12,804)	(8,086)
Undistributed earnings attributable to preferred stockholders	(648)	—	—	—
Net income (loss) attributable to common stockholders, basic and diluted	$4,982	$(18,162)	$(6,550)	$(45,220)

Denominator:
Weighted-average number of shares used to compute net income (loss) per share attributable to common stockholders, basic	142,385	151,426	143,604	158,068
Weighted-average number of shares used to compute net income (loss) per share attributable to common stockholders, diluted	148,127	151,426	143,604	158,068

Net income (loss) per share attributable to common stockholders, basic and diluted	$0.03	$(0.12)	$(0.05)	$(0.29)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Options to purchase common stock	7	5,148	3,291	5,245
Restricted stock units	3,509	16,297	16,932	16,378
Employee stock purchase plan	837	1,180	944	1,401
Shares related to convertible preferred stock	18,540	18,712	18,539	11,819
Shares related to the convertible senior notes	—	—	822	196
Total	22,893	41,337	40,528	35,039

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

Overview

Box is the Content Cloud: one secure, cloud-native platform for managing the entire content journey. Content – from blueprints to wireframes, videos to documents, proprietary formats to PDFs – is the source of an organization’s unique value. The Box Content Cloud enables our customers, including 70% of the Fortune 500, to securely manage the entire content lifecycle, from the moment a file is created or ingested to when it’s shared, edited, published, approved, signed, classified, and retained. Box keeps content secure and compliant, while also allowing easy access and sharing of this content from anywhere, on any device – both within the organization and with external partners.

With our Software-as-a-Service (SaaS) platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with legal and regulatory requirements, internal policies and industry standards and regulations. The Box Content Cloud accelerates business processes, improves employee productivity, enables secure remote work, and protects an organization’s most valuable data. Our platform enables a broad set of high-value business use cases across enterprises and user experiences. Our platform integrates with more than 1,500 leading enterprise business applications, supports hundreds of file formats and media types, and is compatible with multiple application environments, operating systems and devices, ensuring that workers can securely access their critical business content whenever and wherever they need it.

In addition, we continue to innovate by expanding our core services and offerings with a focus on frictionless security and compliance, seamless internal and external collaboration and workflow, and integration with best-of-breed applications. For example, we expect to release Box Canvas, our natively integrated, interactive virtual whiteboarding tool, early next year in all Box plans. We also currently provide the following offerings: Box Sign, which enables customers to securely send documents for electronic signature directly from Box; Box Shield, our advanced security offering that helps customers reduce the risk of accidental content leakage and protect their business from insider threats and account compromise; Box Relay, which allows our end users to easily build, manage and track their own workflows; Box Zones, which gives global customers the ability to store their content locally in certain regions; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Platform, which further enables customers and partners to build enterprise apps using our open APIs and developer tools; Box Governance, which gives customers a better way to comply with regulatory policies, satisfy e-discovery requests and effectively manage sensitive business information throughout its lifecycle; and Box Notes, our native content authoring tool which enables users to seamlessly share and collaborate in real time. We also offer self-service and managed content migration services with Box Shuttle and Box Consulting, which provide professional services such as implementation support, assisted content migration, and change management. The increasing traction of these product innovations allows our customers to realize the full set of capabilities of our Content Cloud.

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

Current Period Highlights

For the three months ended October 31, 2022 and 2021, our revenue was $250.0 million and $224.0 million, respectively, representing year-over-year growth of 12%. As of October 31, 2022, our remaining performance obligations were $1.056 billion, representing an 11% increase from our remaining performance obligations of $948.1 million as of October 31, 2021. For the three months ended October 31, 2022, our operating income was $13.4 million, and our operating margin was 5.3%, compared to our operating loss of $11.1 million and our operating margin of negative 4.9% for the three months ended October 31, 2021. For the three months ended October 31, 2022, our net cash provided by operating activities was $69.7 million, an increase of 51% from net cash provided by operating activities of $46.1 million for the three months ended October 31, 2021. For the three months ended October

31, 2022, our free cash flow was positive $55.0 million. This compares to free cash flow of positive $31.2 million for the three months ended October 31, 2021.

COVID-19 and Other Macroeconomic Factors on Our Business

We continue to monitor, analyze and respond to evolving developments regarding the COVID-19 pandemic, which has significantly impacted global economic activity and social practices. We have re-opened our offices globally for employees on a voluntary basis and have transitioned to a hybrid workforce (with a mix of employees working from offices and others working remotely). In addition, our customer and marketing events in the United States continue to be predominantly virtual-only experiences.

Although the COVID-19 pandemic did not have a material adverse impact on our financial results for the third quarter of our fiscal year 2023, the pandemic has negatively impacted some of our customers and prospects. As a result, we may experience, increased customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets related to services that we offer. Despite these adverse impacts, the COVID-19 pandemic has fundamentally changed how organizations get work done, with many businesses shifting to remote and hybrid remote work environments. This shift has created additional opportunities for Box by enabling our customers’ and prospects’ employees to engage in secure remote work through our platform.

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

In addition, our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including inflation, higher interest rates, slower growth, the stronger dollar versus foreign currencies, particularly the Japanese Yen, and other changes in economic conditions, may adversely affect our results of operations and financial performance. During the three months ended October 31, 2022, in addition to increased headwinds from foreign exchange rate trends, we began to see an impact from additional customer scrutiny being placed on larger deals due to the economic environment. While IT budgets may tighten and some larger deals may require more scrutiny across verticals and geographies, we believe we are very well-positioned to execute through these dynamic times as the Box Content Cloud enables enterprises to streamline their businesses, drive up productivity, reduce risk, and lower costs.

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

RPO as of October 31, 2022 was $1.056 billion, an increase of 11% from October 31, 2021. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings through the conversion to multi-product Suites, resulting in extended customer contract durations. The increase in RPO was also driven by the addition of new customers and the timing of customer-driven renewals. RPO growth was partially offset by a negative impact from foreign currency exchange rates.

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

Billings for the three and nine months ended October 31, 2022 were $258.2 million and $665.4 million, respectively, representing an increase of 12% and 10% from the three and nine months ended October 31, 2021, respectively. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings through the conversion to multi-product Suites, the addition of new customers, a large multi-year prepayment, and the timing of customer-driven renewals. Billings growth was partially offset by a negative impact from foreign currency exchange rates.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
GAAP revenue	$249,951	$224,044	$734,398	$640,971
Deferred revenue, end of period	467,080	429,664	467,080	429,664
Less: deferred revenue, beginning of period	(458,249)	(422,039)	(534,242)	(465,613)
Contract assets, beginning of period	2,424	866	1,111	25
Less: contract assets, end of period	(2,969)	(1,073)	(2,969)	(1,073)
Billings	$258,237	$231,462	$665,378	$603,974

Free Cash Flow

We define free cash flow, a non-GAAP financial measure, as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business.

Free cash flow for the three and nine months ended October 31, 2022 was $55.0 million and $163.8 million, respectively, compared to free cash flow of $31.2 million and $136.9 million for the three and nine months ended October 31, 2021.

A calculation of free cash flow starting with net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
GAAP net cash provided by operating activities	$69,726	$46,083	$205,795	$185,647
Purchases of property and equipment, net of proceeds from sales	(1,770)	(1,242)	(2,539)	(3,477)
Principal payments of finance lease liabilities	(10,422)	(12,297)	(29,838)	(38,182)
Capitalized internal-use software costs	(2,567)	(1,296)	(9,629)	(7,046)
Non-GAAP free cash flow	$54,967	$31,248	$163,789	$136,942

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

Our net retention rate was 110% and 109% as of October 31, 2022 and 2021, respectively. Our net retention rates were primarily attributable to seat growth in existing customers and strong attach rates of add-on products and our bundled Enterprise Plus plan. As our customers purchase add-on products or our bundled Enterprise Plus plan, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, have been significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Revenue	$249,951	$224,044	$734,398	$640,971
Cost of revenue (1)	64,490	63,069	191,542	184,804
Gross profit	185,461	160,975	542,856	456,167
Operating expenses:
Research and development (1)	59,107	55,837	182,805	159,418
Sales and marketing (1)	81,566	76,368	248,075	218,967
General and administrative (1)	31,422	39,857	94,846	105,242
Total operating expenses	172,095	172,062	525,726	483,627
Income (loss) from operations	13,366	(11,087)	17,130	(27,460)
Interest and other expense, net	(1,427)	(2,336)	(6,235)	(8,275)
Income (loss) before provision for income taxes	11,939	(13,423)	10,895	(35,735)
Provision for income taxes	2,031	438	4,641	1,399
Net income (loss)	$9,908	$(13,861)	$6,254	$(37,134)
Accretion and dividend on series A convertible preferred stock	(4,278)	(4,301)	(12,804)	(8,086)
Undistributed earnings attributable to preferred stockholders	(648)	—	—	—
Net income (loss) attributable to common stockholders	$4,982	$(18,162)	$(6,550)	$(45,220)
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.03	$(0.12)	$(0.05)	$(0.29)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	142,385	151,426	143,604	158,068
Diluted	148,127	151,426	143,604	158,068

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2022	2021	2022	2021
Cost of revenue	$4,331	$4,786	$13,473	$15,009
Research and development	16,556	17,712	52,377	49,791
Sales and marketing	14,158	13,872	44,247	38,342
General and administrative	9,807	9,219	30,551	28,365
Total stock-based compensation	$44,852	$45,589	$140,648	$131,507

Comparison of the Three and Nine Months Ended October 31, 2022 and 2021

Revenue

	Three Months Ended
	October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue	$249,951	$224,044	$25,907	12%

The increase in revenue for the three months ended October 31, 2022 was primarily driven by seat growth in existing customers and higher attach rates of our multi-product Suites offerings, particularly Enterprise Plus, driving improvement in our net retention rate from 109% as of October 31, 2021 to 110% as of October 31, 2022. The increase was partially offset by the weakening of foreign currency exchange rates, which negatively impacted our revenue growth rate by 500 basis points, and customers partially churning their deployment with Box.

	Nine Months Ended
	October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue	$734,398	$640,971	$93,427	15%

The increase in revenue for the nine months ended October 31, 2022 was primarily driven by seat growth in existing customers and higher attach rates of our multi-product Suites offerings, particularly Enterprise Plus, driving improvement in our net retention rate from 109% as of October 31, 2021 to 110% as of October 31, 2022. During the nine months ended October 31, 2022, we experienced strong growth in Japan, driving an increase in revenue from non-U.S. customers to 33%, compared to 32% during the nine months ended October 31, 2021. The increase was partially offset by the weakening of foreign currency exchange rates, which negatively impacted our revenue growth rate by 300 basis points, and customers partially churning their deployment with Box.

Cost of Revenue

	Three Months Ended
	October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$64,490	$63,069	$1,421	2%
Percentage of revenue	26%	28%
Gross margin	74.2%	71.8%

The increase in absolute dollars for the three months ended October 31, 2022 was primarily due to an increase of $3.2 million in public cloud infrastructure costs and an increase of $2.3 million in subscription software contract expenses. This was partially offset by a decrease of $2.6 million in depreciation expense, a decrease of $1.1 million in network related costs and a decrease of $0.5 million in stock-based compensation expense. Cost of revenue as a percentage of revenue decreased 200 basis points year-over-year.

	Nine Months Ended
	October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$191,542	$184,804	$6,738	4%
Percentage of revenue	26%	29%
Gross margin	73.9%	71.2%

The increase in absolute dollars for the nine months ended October 31, 2022 was primarily due to an increase of $9.2 million in public cloud infrastructure costs, an increase of $8.3 million in subscription software contract expenses, and an increase of $0.7 million in acquired intangible assets amortization. The increase in cost of revenue was partially offset by a decrease of $5.5 million in depreciation expense, a decrease of $3.7 million in bandwidth and data center rent expense, a decrease of $1.5 million in stock-based compensation expense, and a decrease of $1.0 million in employee and contractor related costs. Cost of revenue as a percentage of revenue decreased 300 basis points year-over-year.

We expect our cost of revenue to temporarily increase in absolute dollars and as a percentage of revenue in the first half of fiscal year 2024 due to redundant public cloud and data center expenses as we execute on our migration to the public cloud from our collocated data centers, but over time, we expect our cost of revenue to decrease as a percentage of revenue as we continue to optimize data center efficiencies and invest in public cloud infrastructure.

Research and Development

	Three Months Ended
	October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$59,107	$55,837	$3,270	6%
Percentage of revenue	24%	25%

The increase in absolute dollars for the three months ended October 31, 2022 was primarily due to increases of $5.0 million and $0.8 million in employee related costs and allocated overhead costs, respectively, driven by a 34% increase in headcount. The increased employee headcount and related costs are driven by the growth of our Research and Development Engineering center in Poland. The increase in research and development expenses was partially offset by an increase of $1.3 million in capitalized internally developed software costs, a decrease of $0.7 million in consulting services, and a decrease of $0.7 million in stock-based compensation expense. Research and development expenses as a percentage of revenue decreased 100 basis points year-over-year.

	Nine Months Ended
	October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Research and development	$182,805	$159,418	$23,387	15%
Percentage of revenue	25%	25%

The increase in absolute dollars for the nine months ended October 31, 2022 was primarily due to increases of $18.8 million and $4.6 million in employee related costs and allocated overhead costs, respectively, driven by a 34% increase in headcount, and an increase of $3.3 million in stock-based compensation expense. The increased employee headcount and related costs are driven by the growth of our Research and Development Engineering center in Poland. The increase in research and development expenses was partially offset by an increase of $2.7 million in capitalized internally developed software costs and a decrease of $1.3 million in consulting services. Research and development expenses as a percentage of revenue remained flat year-over-year.

We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our content cloud product offerings and services and migrate a larger portion of our development to lower cost regions.

Sales and Marketing

	Three Months Ended
	October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$81,566	$76,368	$5,198	7%
Percentage of revenue	33%	34%

The increase in absolute dollars for the three months ended October 31, 2022 was primarily due to increases of $3.0 million and $0.3 million in employee and related costs and allocated overhead costs, respectively, driven by an 11% increase in headcount, and an increase of $1.6 million in commission expense primarily driven by a 12% increase in revenue year-over-year. Sales and marketing expenses as a percentage of revenue decreased 100 basis points year-over-year.

	Nine Months Ended
	October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$248,075	$218,967	$29,108	13%
Percentage of revenue	34%	34%

The increase in absolute dollars for the nine months ended October 31, 2022 was primarily due to increases of $12.3 million and $3.9 million in employee and related costs and allocated overhead costs, respectively, driven by an 11% increase in headcount, an increase of $6.3 million in commission expense primarily driven by an 15% increase in revenue year-over-year, an increase of $5.9 million in stock-based compensation expense, and an increase of $1.4 million in travel-related costs. The increase in sales and marketing expenses was partially offset by a decrease of $1.8 million in marketing expenses and a decrease of $1.4 million in data center and customer support costs to support our free users. Sales and marketing expenses as a percentage of revenue remained flat year-over-year.

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

General and Administrative

	Three Months Ended
	October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$31,422	$39,857	$(8,435)	-21%
Percentage of revenue	12%	18%

The decrease in absolute dollars for the three months ended October 31, 2022 was primarily due to a decrease of $10.3 million in shareholder activism and acquisition-related fees. The decrease in general and administrative expense was partially offset by an increase of $2.1 million in employee and related costs, driven by a 23% increase in headcount. General and administrative expense as a percentage of revenue decreased 600 basis points year-over-year.

	Nine Months Ended
	October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
General and administrative	$94,846	$105,242	$(10,396)	-10%
Percentage of revenue	13%	16%

The decrease in absolute dollars for the nine months ended October 31, 2022 was primarily due to a decrease of $17.2 million in shareholder activism and acquisition-related fees and a decrease of $1.1 million in depreciation expense. The decrease in general and administrative expense was partially offset by an increase of $4.8 million in employee and related costs, an increase of $2.1 million in stock-based compensation expense, and an increase of $0.8 million in outside agency and consulting services. General and administrative expense as a percentage of revenue decreased 300 basis points year-over-year.

We expect our general and administrative expense to increase in absolute dollars but continue to decrease as a percentage of revenue over time as we benefit from greater operational efficiency.

Interest and Other Expense, Net

	Three Months Ended
	October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest and other expense, net	$1,427	$2,336	$(909)	-39%

The decrease in interest and other expense, net for the three months ended October 31, 2022 was primarily due to an increase of $1.1 million in interest income from our certificates of deposit and money market funds and a decrease of $0.5 million in interest expense related to our finance leases, partially offset by an increase of $0.9 million in foreign currency losses.

	Nine Months Ended
	October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Interest and other expense, net	$6,235	$8,275	$(2,040)	-25%

The decrease in absolute dollars for the nine months ended October 31, 2022 was primarily due to an increase of $1.5 million in interest income from our certificates of deposit and money market funds and a decrease of $1.5 million in net interest expense primarily related to our finance leases. The decrease in interest and other expense, net was partially offset by an increase of $1.4 million in foreign currency losses.

Provision for Income Taxes

	Three Months Ended
	October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$2,031	$438	$1,593	364%

The increase in absolute dollars for the three months ended October 31, 2022 was primarily due to $1.5 million in higher foreign tax expense due to increased profitability, and $0.1 million increased state tax expense due to higher US taxable income as a result of the required capitalization of research and development expenses under new tax regulations effective in 2022.

	Nine Months Ended
	October 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$4,641	$1,399	$3,242	232%

The increase in absolute dollars for the nine months ended October 31, 2022 was primarily due to $2.5 million in higher foreign tax expense due to increased profitability, and $0.8 million increased state tax expense due to higher US taxable income as a result of the required capitalization of research and development expenses under new tax regulations effective in 2022.

Liquidity and Capital Resources

As of October 31, 2022, we had cash and cash equivalents, restricted cash, and short-term investments of $403.4 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents and short-term investments, together with our finance leases and credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, data center obligations, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the nine months ended October 31, 2022 and 2021, our cash flows were as follows (in thousands):

	Nine Months Ended
	October 31,
	2022	2021
Net cash provided by operating activities	$205,795	$185,647
Net cash provided by (used in) investing activities	115,383	(206,046)
Net cash used in financing activities	(360,181)	(5,463)

Operating Activities

For the nine months ended October 31, 2022, cash provided by operating activities was $205.8 million. The primary factors affecting our operating cash flows during this period were our net income of $6.3 million, and non-cash charges of $140.6 million for stock-based compensation, $53.4 million for depreciation and amortization of our property and equipment and capitalized software, and $39.9 million for amortization of deferred commissions. Cash provided by operating activities during the nine months ended October 31, 2022 were further adjusted by net cash outflows of $37.3 million due to changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $74.2 million decrease in accounts receivable that was primarily due to the timing of our cash collections and a $30.3 million decrease in operating right-of-use assets due to amortization, partially offset by a $52.5 million decrease in deferred revenue, a $37.4 million increase in deferred commissions resulting from capitalization of incremental commissions paid to our sales force, a $33.1 million decrease in operating lease liabilities, an $11.7 million decrease in accounts payable, accrued expenses and other liabilities, and a $7.0 million increase in other assets.

Investing Activities

Cash provided by investing activities of $115.4 million for the nine months ended October 31, 2022 was primarily driven by $213 million in maturities of short-term investments, partially offset by $87.3 million in purchases of short-term investments and $7.0 million of capitalized internally developed software costs.

Financing Activities

Cash used in financing activities of $360.2 million for the nine months ended October 31, 2022 was primarily driven by $264.9 million in repurchases of our common stock, $74.8 million of employee payroll taxes paid related to net share settlement of stock awards, $29.8 million of principal payments of finance lease liabilities, and $11.3 million of dividend payments to preferred stockholders. This was partially offset by $25.7 million from issuances of common stock under our employee equity plans.

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

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility). On July 26, 2021, we entered into Amendment No. 4 to the November 2017 Facility. Pursuant to the terms of the amendment, the maturity date of borrowings under the November 2017 Facility is July 26, 2024, the revolving commitment is $65.0 million, and it provides for a sublimit for the issuance of letters of credit of $45.0 million. As of October 31, 2022, debt outstanding under the November 2017 Facility was $30.0 million. Refer to Note 9 for a detailed description of the November 2017 Facility.

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

Share Repurchase Plan

Between July 2021 and October 31, 2022, our board of directors authorized the repurchase of up to an aggregate of $610 million of shares of our Class A common stock. As of October 31, 2022, we had used $585.9 million to repurchase 23.2 million shares.

Off-Balance Sheet Arrangements

Through October 31, 2022, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces and data centers, (ii) obligations under finance leases for servers and related equipment for our data center operations, (iii) purchase obligations not recognized on the condensed consolidated balance sheet as of October 31, 2022, which relate primarily to infrastructure services and IT software and support services, and (iv) debt, including obligations under both our November 2017 Facility and Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 5, 8, and 9, respectively, in Part I, Item 1. Financial Statements.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2022 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $403.4 million as of October 31, 2022. Our cash and cash equivalents and short-term investments primarily consist of overnight cash deposits, money market funds, certificates of deposit, U.S. treasury securities, and commercial paper. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of October 31, 2022, we had total debt outstanding with a carrying amount of $30.0 million which approximates fair value. The revolving loans accrue interest at a LIBOR rate (based on one, three or six-month interest periods) plus a margin ranging from 1.15% to 1.65%.

Effective September 5, 2019, we entered into the Swap Agreement in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five-year term of the agreement. As of October 31, 2022, our interest rate swap had a notional value of $30.0 million.

A hypothetical change in interest rates of 100 basis points after October 31, 2022 would not have a material impact on the combined net fair value of our outstanding debt and Swap Agreement.

Foreign Currency Risk

Approximately one-third of our revenue is represented by customer contracts denominated in foreign currencies, which include the Japanese Yen, Euro, and British pound. As our foreign operations continue to grow, specifically in Japan, we have increasing exposure to fluctuations in foreign currency exchange rates.

These fluctuations can result in fluctuations in our total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon translation of these amounts into U.S. dollars. For the three and nine months ended October 31, 2022, total revenue was negatively impacted by approximately 500 basis points and 300 basis points, respectively, compared to the corresponding prior period. For the three and nine months ended October 31, 2022, total operating expenses were favorably impacted by approximately 200 basis points in both periods, compared to the corresponding prior period.

Additionally, our international subsidiaries maintain certain asset and liability balances as well as operating expenses that are denominated in foreign currencies other than the functional currency and as a result, may cause us to recognize transaction gains and losses in our statement of operations impacting our operating expenses which are recognized in interest and other expense, net on our condensed consolidated statements of operations. For the three months ended October 31, 2022 and 2021, we incurred $1.7 million and $0.9 million, respectively, in foreign currency exchange losses. For the nine months ended October 31, 2022 and 2021, we incurred $4.7 million and $3.4 million, respectively, in foreign currency exchange losses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances and have not entered into derivatives or hedging transactions; however, we may do so in the future.

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

In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Our net retention rate has fluctuated from period to period and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 110% and 109% as of October 31, 2022 and 2021, respectively.

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

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The United States and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect the industries to which we sell our services. An economic downturn, recession, or uncertainty about economic conditions, including volatility in the credit, equity and foreign exchange markets, inflation, rising interest rates, ongoing supply chain disruptions, and the effects of COVID-19 and the Russian invasion of Ukraine, could cause customers to delay or reduce their information technology spending. This could result in reduced sales, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. During the third quarter of our fiscal year 2023, we began to see an impact from additional customer scrutiny being placed on larger deals due to the economic environment. In addition, there can be no assurance that cloud content management and collaboration spending levels will increase following any recovery.

If we are not able to successfully launch new products and services or provide enhancements or new features to our existing products and services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to enhance our existing services or offer new services such as our electronic signature offering, Box Sign, or our recently-announced virtual whiteboarding offering, Box Canvas, that achieve market acceptance or keep pace with rapid technological developments, our business could be adversely affected. The success of any new services or enhancements to our existing services depends on several factors, including their timely completion, introduction and market acceptance. We also may experience business or economic disruptions that could adversely affect the productivity of our employees and result in delays in our product development process. For example, we have re-opened our offices globally and maintain a hybrid workforce (with a mix of employees working from offices and others working remotely). This may lead to disruptions and decreased productivity that could result in delays in our product development process. Failure in this regard may significantly impair our revenue growth and our future financial results. Our product development efforts could also be impacted by our workforce location strategy as we hire an increasing number of our engineers in regions such as Poland and the Netherlands. In addition, because our services are designed to operate on a variety of systems, we must continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems, and other software, communication, browser and database technologies. We may not be successful in developing these modifications and enhancements or bringing them to market in a timely fashion, which may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

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

Our customer subscription agreements provide service level commitments. If we are unable to meet our service level commitments or suffer periods of downtime that exceed the periods allowed under our customer agreements, we may be obligated to provide customers with service credits, which could significantly impact our revenue in the period in which the downtime occurs and the credits could be due. We have encountered issues in the past that have caused Box services to be temporarily unavailable, and we cannot assure you that we will not experience interruptions or delays in our service in the future. We could also face subscription terminations, which could significantly impact our current and future revenue. Any extended service outages could also adversely affect our reputation, which would also impact our future revenue and operating results.

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

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the relative value of the U.S. dollar and foreign currencies, particularly the Japanese Yen, and to a lesser extent, the British pound and the Euro, may impact our operating results. For example, the Japanese Yen, the British pound and the Euro have all recently experienced declines in value vis-à-vis the U.S. dollar, which negatively affected our results of operations during the nine months ended October 31, 2022 and could continue to negatively impact our results of operations in future periods. We currently manage our exchange rate risk by maintaining offsetting foreign currency assets and liabilities and by minimizing non-U.S. dollar cash balances, but we do not have any other hedging programs in place to limit the risk of exchange rate fluctuation. In the future, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. Such practices may not ultimately be available and/or effective at mitigating the foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, any hedging strategies we deploy are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be negatively affected in the future.

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

We incurred net losses of $41.5 million, $43.4 million, and $144.3 million in our fiscal years ended January 31, 2022, 2021 and 2020, respectively. We generated a net income of $6.3 million in the nine months ended October 31, 2022. As of October 31, 2022, we had an accumulated deficit of $1.4 billion. These losses and accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers. As a result, we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

The services we offer involve the storage of large amounts of our and our customers’ sensitive and proprietary information, some of which may be considered personally identifiable. Cyberattacks and other malicious internet-based activity, including ransomware, malware and viruses, continue to increase in frequency and magnitude and we face security threats from malicious third parties that could obtain unauthorized access to, or disrupt, our systems, infrastructure and networks. These threats may come from a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations, hacking groups and individuals and insider threats. These sources can also implement social engineering techniques, such as “phishing,” “smishing” or "vishing" attacks, to induce our partners, users, employees or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ data. Hackers that acquire user account information at other companies can attempt to use that information to compromise the accounts of personnel, or our users’ accounts if an account shares the same sensitive information such as passwords. As we increase our customer base, our brand becomes more widely known and recognized, and our service is used in more heavily regulated industries where there may be a greater concentration of sensitive and protected data, such as healthcare, government, life sciences, and financial services, we have become more of a target for these malicious third parties.

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

We cannot guarantee that any security measures that we or third parties on which we rely have implemented will be completely effective against current or future security threats, or that our systems and networks or those of such third parties have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain bugs, vulnerabilities, or compromised code that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us or our products or services. Given that our customers manage significant amounts of sensitive and proprietary information on our platform, and many of our customers are in heavily regulated industries where there may be a greater concentration of sensitive and proprietary data, our reputation and market position are particularly sensitive to impacts from actual or perceived security breaches or incidents, security vulnerabilities, or concerns regarding security. If our security measures or those of third parties on which we rely are or are believed to be inadequate or breached or otherwise compromised as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques, improper user configuration or otherwise, and this results in, or is believed to result in, unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of our data or our customers’ data, or any other disruption of the confidentiality, integrity or availability of our data or our customers’ data, we could incur significant liability to various parties, including our customers and individuals or organizations whose information is stored by our customers, and our business, reputation or competitive position may be harmed. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents or vulnerabilities. We have observed increased level of sophistication in the types of techniques, including social engineering techniques, that malicious third parties may use in an attempt to gain access to our or our users’ data. Due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and the third parties on which we rely are vulnerable to a heightened risk of cybersecurity attacks, social engineering attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our supply chain and our systems, operations and platform. Additionally, many of our personnel and personnel of the third parties on which we rely work remotely at least part of the time, which imposes additional risks to our business, including increased risk of industrial espionage, theft of assets, phishing, and other cybersecurity attacks, and inadvertent or unauthorized access to or dissemination of sensitive, proprietary, or confidential information. We also expect to incur significant costs in our ongoing efforts to detect and prevent security breaches and other security-related incidents, and in the event of actual or perceived security breaches or other security-related incidents. Additionally, our service providers and other third parties on which we rely may suffer, or be perceived to suffer, data security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

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

These laws and regulations, which may be enforceable by private parties and/or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission enacted the General Data Protection Regulation (GDPR), which imposed significant obligations on companies regarding the handling of personal data and penalties for noncompliance of up to the greater of 20 million Euros or four percent of a company’s global revenue. Further, local data protection authorities in Europe may adopt regulations and/or guidance more stringent than the GDPR, which may impose additional compliance costs or other burdens that impact our business. In 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield framework, and imposed additional obligations on companies when relying on model contractual clauses approved by the European Commission (EC) to transfer personal data from the EU to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield in light of the CJEU’s decision. These developments or other developments relating to cross-border data transfer may result in the EC, European Data Protection board and/or other regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the European Economic Area (EEA), Switzerland, or the United Kingdom (UK) to the U.S. On June 4, 2021, the EC published new standard contractual clauses (SCCs) that are required to be implemented by companies relying on the SCCs as a basis for cross-border transfers of personal data by December 27, 2023. Should we fail to meet this deadline of issuing the EU SCCs to our customers and/or service providers, it could result in additional costs, expenses and/or enforcement actions. These or other developments relating to cross-border data transfer required us to issue additional policies, update our data transfer agreements with applicable customers and third party service providers and assess our practices. This CJEU decision that invalidated the EU-US Privacy Shield framework and/or other legal challenges relating to cross-border data transfers may serve as a basis for challenges to our personal data handling practices, or those of our customers, and may otherwise adversely impact our business, financial condition and operating results. Moreover, while Executive Order 14086 on the EU-US Data Privacy Framework issued on October 7, 2022 could benefit the industry as a whole and our company directly, it could also result in additional costs to ensure compliance with the new agreement should the EC approve its adoption.

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

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in November 2020 and will amend and expand the CCPA. The CPRA’s substantive provisions will become effective on January 1, 2023, and the newly formed California Privacy Protection Agency began its rulemaking process to adopt proposed regulations to implement the new law in July 2022. Thus far, the proposed regulations have been delayed and remain in draft form. While the regulations are subject to further revisions, it is unclear whether the statutorily required deadline of January 1, 2023 will be met, which may result in continued uncertainty and require additional costs and expenses to ensure readiness, compliance and decrease risks. Further, privacy laws have been enacted in Virginia, Colorado and Utah and finalized guidance is pending, which may impact readiness and compliance, along with the potential to incur additional costs. We cannot fully predict the impact of these laws and other proposed federal and state privacy laws on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

In addition, some countries such as member states of the European Economic Area (EEA) are considering or have enacted legislation requiring storage localization and/or the processing of more regulated types of data in region, along with other limitations that could impact U.S. technology companies and more specifically, Box. If we are unable to develop and offer services that meet these obligations or help our customers meet their requirements under the laws, regulations, case law or guidance issued relating to privacy, data protection, or information security, we may become unable to provide services in these regions and/or be subject to significant fines and penalties, which would harm our business.

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

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. Our customers also expect, and in some instances require, us to meet voluntary certifications or adhere to guidelines or standards established by third parties, to offer particular controls, or otherwise support customer-specific requirements. Although we currently have certain certifications such as AICPA SOC 1, 2 and 3 reports, and ISO/IEC 27001, 27017, 27018, and 27701 we may not be successful in continuing to maintain these certifications or in obtaining other certifications or otherwise being able to adhere to or comply with all customer requirements. In addition, some of the industries and/or regions that we serve have specific requirements relating to security and regulatory standards, such as GxP, FedRAMP and StateRAMP, and those required by HIPAA, FINRA, HITECH Act, and Asia-Pacific Economic Cooperation Privacy Recognition for Processors and Cross Border Privacy Rules. As we expand into new industries and regions, we will likely need to comply with these and other new requirements to compete effectively. We may not always be able to support or comply with all of these customer requirements. If we cannot adequately comply with these requirements, our growth could be adversely impacted, we may face a loss of customers or difficulty attracting new customers in impacted industries, and we could incur significant liability and our reputation and business could be harmed.

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

We currently store and process our customers’ information within multiple third-party data center hosting facilities located in Nevada and, increasingly, in third-party cloud computing and hosting facilities inside and outside of the United States. As we continue to migrate more of our storage and processing operations to cloud computing and hosting facilities operated by third parties, our service will become more susceptible to interruptions or delays that are out of our direct control. Similarly, as part of our disaster recovery arrangements, our production environment and metadata related to our customers’ data is currently replicated in near real time in facilities located in Nevada. In addition, all of our customers’ data is typically replicated on third-party storage platforms located inside and outside of the United States. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct, including by state-sponsored or otherwise well-funded actors. Any damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service, which may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. We may only have limited remedies against third-party providers in the event of any service disruptions. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken at our third-party data center hosting facilities, the occurrence of disasters, security issues (including an act of terrorism or an armed conflict), certain geopolitical events, labor or trade disputes, or pandemics (such as COVID-19), could lead to a decision to close the facilities without adequate notice or other unanticipated problems that result in lengthy interruptions in our service or cause us to not comply with certification requirements. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. We have encountered issues in the past that have caused Box services to be temporarily unavailable, and we cannot assure you that we will not experience interruptions or delays in our service in the future.

Moreover, we are currently executing on a long-term strategy to transition to third-party cloud computing and hosting providers and decommission on-premise infrastructure hosted in data centers. As we migrate from data centers we currently operate to third-party cloud computing and hosting providers, we may move or transfer our data and our customers' data. Despite precautions taken during any of these data center moves and data transfers, any unsuccessful data transfers may impair the delivery of our service and materially and adversely disrupt our operations and our service delivery to our customers, which could result in contractual penalties or damage claims from customers. In addition, changes to our data center infrastructure could occur over a period longer than planned, require greater than expected investment and other internal and external resources, and cause us to incur increased costs as we operate multiple data center facilities while we increase our third-party cloud computing capacity. For example, we expect our cost of revenue to increase in absolute dollars and as a percentage of revenue in the first half of fiscal year 2024 due to redundant public cloud and data center expenses as we execute on our migration to the pubic cloud from collocated data centers. It may also take longer than expected to realize the intended benefits from any data center infrastructure migrations and improvements, and disruptions or unexpected costs may continue to occur while we enhance our data center infrastructure.

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

In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted or applied adversely to us, possibly with retroactive effect, which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties, as well as interest for past amounts. For example, from time to time, we engage in discussions with state taxing authorities regarding our interpretation of laws relating to the collection of sales and other types of taxes. If the state taxing authorities do not agree with our interpretations, we may incur significant liabilities and/or be required to change our practices going forward. Further, to the extent it is determined that our customers should have paid certain taxes, and if we are unsuccessful in collecting such taxes due from our customers, we could be held liable for such costs, thereby adversely impacting our operating results and cash flows.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended October 31, 2022 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2022 to August 31, 2022	394	$26.89	394	$18,752
September 1, 2022 to September 30, 2022	711	$26.10	711	$204
October 1, 2022 to October 31, 2022	—	$—	—	$204
Total	1,105		1,105

(1)
Between July 2021 and October 31, 2022, our board of directors authorized the repurchase of up to an aggregate of $610 million of shares of our Class A common stock. We entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 to effect such repurchases. The authorized repurchase plan will expire on March 14, 2023.

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

Date: December 2, 2022

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)