Form 10-K
period 2023-01-31
BOX INC
filed 2023-03-13
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on July 31, 2022 as reported by the New York Stock Exchange on such date was approximately $3.9 billion. Shares of the registrant’s Class A common stock held by each executive officer and director of the registrant have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 28, 2023, the number of shares of the registrant’s Class A common stock outstanding was 144,301,040.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2023.

Box, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2023

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
•
the effects of global economic conditions on our business and the impact of foreign exchange rates on our business;
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

•
our expectations concerning relationships with third parties and our ability to realize the anticipated benefits therefrom;
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
•
any potential repurchase of our Class A common stock; and
•
the impact of public health epidemics or pandemics, such as the COVID-19 pandemic, and governmental responses thereto.

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

PART I

Item 1. BUSINESS

Overview

Box is the Content Cloud: a single, secure, cloud-native platform for managing the entire content journey. Content – from blueprints to wireframes, videos to documents, proprietary formats to PDFs – is the source of an organization’s unique value. The Box Content Cloud enables our customers, including 69% of the Fortune 500, to securely manage the entire content lifecycle, from the moment a file is created or ingested to when it’s shared, edited, published, approved, signed, classified, and retained. Box keeps content secure and compliant, while also allowing easy access and sharing of this content from anywhere, on any device – both within the organization and with external partners.

With our Software-as-a-Service (SaaS) platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with legal and regulatory requirements, internal policies and industry standards and regulations. The Box Content Cloud accelerates business processes, improves employee productivity, enables secure hybrid work, and protects an organization’s most valuable data. Our platform enables a broad set of high-value business use cases across enterprises and user experiences. Our platform integrates with more than 1,500 leading enterprise business applications, supports hundreds of file formats and media types, and is compatible with multiple application environments, operating systems and devices, ensuring that workers can securely access their critical business content whenever and wherever they need it.

Our go-to-market strategy is focused on selling our platform as a solution for the entire enterprise with the full set of Box capabilities, leveraging our product suite offerings, and driving high-value significant business outcomes for our customers. This strategy combines top-down, high-touch sales efforts with end-user-driven bottoms-up adoption. We focus our efforts on larger enterprises, capitalizing on international growth, and utilizing our partner ecosystem, where most advantageous. Our sales representatives engage directly with IT decision makers including CEOs, CIOs, CISOs, IT directors and line of business department heads. We also field inbound inquiries and online sales opportunities. We further expand our market reach by leveraging our network of channel partners that comprises value-added resellers and systems integrators as well as our own consulting services. We offer individuals a free version of Box that allows them to experience first-hand our easy-to-use and secure solution. Use of Box often spreads virally within and across organizations, as users adopt Box and invite new users to collaborate. In addition, an organization will frequently purchase Box for one use case and then later expand its deployment to other use cases with larger groups of employees, leading to deeper engagement with our service. We focus our sales strategy on ensuring that new and existing customers understand and experience the transformative impact of Box.

We have a rich technology partner ecosystem, offering more than 1,500 pre-built integrations with partners like Adobe, Apple, Cisco, Cloudfare, Google, IBM, Microsoft, Okta, Palo Alto Networks, Salesforce, ServiceNow, Slack, and Zoom. This gives our users seamless and secure access to their content across all their workflows and applications. In addition, in-house enterprise developers and independent software developers can use our developer platform and open application programming interfaces (APIs) to rapidly build and provision new applications that leverage and extend the core functionality of our services, increasingly with a focus on specific industries and vertical market use cases. To date, tens of thousands of third-party developers have leveraged our platform as the secure content layer for their applications.

We are committed to powering how the world does more good together. Founded in 2014, Box.org serves over 11,000 nonprofits globally with donated or discounted Box product, employee volunteer hours and grants from the Box Impact Fund
. Box.org focuses on areas where Box is uniquely positioned to make an impact, including child welfare, crisis response and the environment.

The Box Solution

We offer web, mobile and desktop applications for cloud content management on a platform for developing custom applications, as well as industry-specific capabilities. Three core capabilities differentiate Box from potential competitors: frictionless security and compliance, seamless collaboration and workflow, and integrations and APIs that connect your content across all applications. Box features and functionality include the following:

Frictionless Security and Compliance

•
Global Cloud Architecture. We have built our platform from the ground up on a cloud-based architecture, which enables us to rapidly develop, update and provision our services to users. Our proprietary cloud architecture is particularly well-suited for today’s dynamically changing business requirements because it enables use of the most up-to-date versions of our solutions at all times and administrators to immediately apply changes in policies and controls across all their organization’s critical content simultaneously. Our modern cloud infrastructure also powers global scalability and reliability with minimal downtime for our customers, ensuring their business-critical content is always secure, compliant, and available.
•
Enterprise-Grade Security. We have invested heavily to build robust security features to protect our customers from the most pervasive security threats. At the most basic level, all files stored in Box are encrypted at rest and in transit. Box’s information rights management features enable secure access and management of files by providing granular control over users’ ability to access, view, download, edit, print or share content. Box also provides security controls like multi-factor authentication that ensure user identity when allowing access to content, as well as endpoint security tools to restrict access to only properly vetted devices. With Box KeySafe, organizations can implement higher levels of data security and protection by keeping control of the encryption keys that protect their content. This advanced encryption feature is valuable to many organizations, including those in highly regulated industries such as financial services, health care, government and legal.
•
Intelligent Threat Detection and Smart Access with Box Shield. Box Shield provides granular, near real-time threat detection and protection capabilities. Box Shield also uses advanced machine learning to scan files for sophisticated malware (including ransomware) and identify suspicious user behavior to help organizations detect and prevent threats before they become data breaches. Box Shield reduces the risk of accidental data leakage through native security classifications and granular access controls by automatically applying classification to files that contain content like predefined attributes or personal identifiable information.
•
Comprehensive Data Governance Strategy. Box serves as a secure, centralized system of record for retaining content for operational use while ensuring adherence to applicable laws and regulations. Box Governance allows our users to manage the lifecycle of content and has robust integrations with leading eDiscovery and data privacy vendors. Our Box Governance solution allows customers to create and manage retention policies, including both modifiable and non-modifiable policies, depending on an enterprises’ specific business needs. Box Governance also enables legal holds to protect content from being deleted and the automated disposition of data, helping customers to reduce legal risk.
•
Box Zones for In-Region Data Storage. Box Zones enables businesses around the globe to adopt Box as their modern content management platform, while letting them store and manage their content locally in certain regions. This helps organizations address region-specific compliance mandates associated with data residency and privacy.
•
Content Migration. Box Shuttle, our content migration offering, allows organizations of all sizes to easily migrate their data into Box at low cost, regardless of file type or source system. Our powerful migration technology allows for in-depth analysis of existing data on third party source systems, native simulation of the migration for testing purposes, and execution of a comprehensive migration that moves files, metadata, and version history. With both self-serve and managed migration options available through Box Consulting, organizations can accelerate their digital transformation by quickly and easily migrating data into the cloud at petabyte scale.

•
Focus on Industry-Specific Capabilities. Box offers capabilities that meet industry-specific needs for those industries that have more complex content and collaboration challenges. These features target specific business problems within those industries with a combination of Box, integration with industry-specific partner technologies, and implementation expertise from Box Consulting and/or implementation partners. For example, Box for GxP Validation provides life sciences organizations with an approach for maintaining GxP compliance in the cloud and enables organizations subject to Food and Drug Administration regulations to manage both unregulated and regulated content within Box. We successfully serve customers in highly regulated industries with specific requirements relating to compliance with certain security and regulatory standards, such as GxP, FedRAMP, and StateRAMP, and those required by HIPAA, FINRA, and the HITECH Act.
•
Enterprise Administrative Controls. We give IT administrators powerful enterprise-grade tools and automations to securely define access rights and permissions by users and groups, content type, devices, and business needs. Administrators can set specific content policies and restrictions, such as access by external groups, expiration dates to auto-delete files or deactivate links to time-sensitive materials.
•
Reporting and Insights for Visibility. All internal and external user activity and content interactions in Box can be tracked and is auditable by our customers’ authorized administrators through the Box Admin Console and via APIs. Administrators can gain insights with easy to use dashboards and visualizations for monitoring and reporting.
•
Simple and Rapid Deployment. Our cloud-based software allows organizations to deploy our products easily, quickly, and inexpensively. IT administrators can quickly add users and groups, set up permissions, migrate content, create folders and policies, and begin using our products almost immediately without the need to procure and provision hardware or install and configure software.

To give our customers the flexibility to choose between à la carte and bundled subscription options, we offer Box Shield, Box Governance, Box GxP, Box KeySafe, and Box Zones both as standalone add-ons and as part of our bundled Enterprise Plus plan.

Seamless Collaboration and Workflow

•
Internal and External Collaboration. Box offers deep integrations with all major productivity and collaboration platforms so that users can work together on any file type, in whatever format they choose, with content security and access permissions handled consistently within Box. By enabling users to share, preview, and annotate files in Box, we provide a unified collaboration layer so that all feedback is captured and preserved within Box. Our Annotations feature enables users to add text-based comments or free-form markups on any file type without altering the underlying content so teams can work together without worrying about version control or data loss.
•
Electronic Signatures. Box Sign, our natively integrated e-signature capability, allows organizations to easily digitize signature workflows, such as signing contracts, employment offers, or statements of work, right where their content lives – with enterprise-grade security, privacy, and compliance built in. Box Sign provides a seamless signer and sender experience across web and mobile devices, with flexible template options, support for more than 20 languages, and additional security features like signer authentication and password protection. We also offer an open API that allows organizations to power e-signatures in their custom integrations and applications, as well as integrations with tools like Appian, Certa, Crooze CLM, Jotform, Salesforce, UiPath, and VersaFile docuflow, to embed e-signature workflows in common business processes.
•
Real-Time Collaboration and Content Authoring. Our native content authoring tool, Box Notes, enables users to seamlessly share and collaborate in real time with internal teams and external partners. Box Notes combines lightweight word processing functionality with easy-to-use tables, content organization, and commenting features to make it simple for users to work together on projects in real time.

•
Whiteboarding and Visual Collaboration. Box Canvas (public beta), our native visual collaboration and white boarding tool, brings working together to life with new ways to connect, innovate, and share securely. Box Canvas offers a flexible, virtual environment where users can ideate, brainstorm and collaborate visually directly in Box, right where their content lives.

•
Content Insights. Content insights shows how each piece of content is being used, who is using it, and when it is being accessed. With easy-to-understand visualizations and the ability to filter and drill down to see performance over time, Content Insights provides users with a clear picture of content performance and gives them the information needed to make data-driven decisions.

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
•
Automation and Workflow Management. Box Relay, our no-code process automation tool for content-centric workflows, enables users to build process automations in Box in a matter of minutes without writing code. For example, Box Relay provides for more than 75 triggers and outcomes that enable a wide variety of actions such as routing documents to specific folders, assigning tasks to individuals or teams, and adding metadata. In addition, we provide a library of more than 20 pre-built workflow templates and reporting capabilities to make it easy for users to track and manage their own workflows. Plus, Box Relay integrates with Box Shield to automatically secure content and with Box Sign to automate e-signature workflows.

Integrations and Developer Platform

•
Pre-built Integrations with Best-of-Breed Applications. Box provides a unified and secure content layer across the enterprise technology stack. We offer more than 1,500 pre-built integrations with seamless interoperability that boosts user productivity and maintains enterprise set security, privacy and compliance policies. In order to make the entire enterprise ecosystem more secure, we updated our Box Trust Partner Program, with new and deepened integrations, including with Cisco and Splunk, among many others. We also have a robust set of APIs that provide organizations with the ability to build custom integrations and solution applications on Box.
•
Box Platform. We provide a content Platform-as-a-Service (PaaS) product, known as Box Platform, which allows IT teams and third-party developers to extend the power of Box across their applications and build custom content experiences. With our easy-to-use APIs, businesses can create a single source of truth for their content, allowing IT teams to deploy key business applications while easily managing how content is accessed, collaborated on, and secured. Coupled with our robust developer tools, the Box Platform enables organizations to build applications faster, without having to invest in building their own content management infrastructure. We also give organizations the ability to apply machine learning algorithms from leading providers such as Amazon Web Services, Google, IBM, and Microsoft, as well as specialized industry-specific vendors directly to content within Box using Box Skills. This eliminates the need for customers to create and manage separate document repositories for performing functions such as image and character recognition, video and audio analysis and transcriptions, and document analysis on business content.

Customers

As of January 31, 2023, we had over 100,000 paying organizations, and our solution was offered in 25 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services. Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT-sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; and (iv) organizations may purchase our Box Platform service to create custom business applications for their internal use and extended ecosystem of customers, suppliers and partners.

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

No customer represented 10% or more of our revenue in the year ended January 31, 2023. Our geographic revenue and segment information is set forth in Notes 2 and 15, respectively, of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Sales and marketing expenses were $331.4 million, $298.6 million and $275.7 million for the years ended January 31, 2023, 2022 and 2021, respectively.

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

Research and development expenses were $243.5 million, $218.5 million and $201.3 million for the years ended January 31, 2023, 2022 and 2021, respectively.

Competition

The cloud content management market is large, highly competitive and highly fragmented. It is subject to rapidly evolving technology, shifting customer needs and frequent introductions of new products and services. We face competition from a broad spectrum of technology providers: traditional cloud content management vendors who deploy on-premise and offer deep records management, business process workflow, and archival capabilities; newer mobile enterprise vendors who are beginning to enter the content collaboration market; vendors whose core competency is simple file sync and share, which can be deployed on-premises, hybrid, or via a SaaS delivery model; and social collaboration vendors who focus on the conversations that occur between teams. With our expanded product offerings and use cases, we also now compete with companies in the e-signature, content collaboration, workflow automation, and security and governance markets. Our primary competitors in the cloud content management market include, but are not limited to, Microsoft (SharePoint) and OpenText (Documentum). In the enterprise file sync and share market, our primary competitors include, but are not limited to, Microsoft (OneDrive), Google (Drive) and, to a lesser extent, Dropbox.

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

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. As of January 31, 2023, our patents were set to expire between 2028 and 2038. We intend to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

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

Backlog

We generally sign annual and multi-year subscription contracts for our cloud content management services. The frequency of our invoices to each customer is negotiated and varies among our subscription contracts. We continued to focus on annual payment frequencies for multi-year contracts in the twelve months ended January 31, 2023. As a result, for multi-year contracts, we frequently invoice an initial amount at contract signing followed by subsequent annual invoices. Until amounts are invoiced, they are typically not recorded in deferred revenue, billings or elsewhere in our consolidated financial statements other than disclosed as part of remaining performance obligations. To the extent future invoicing is determined to be certain, we consider such future subscription invoices to be non-cancellable backlog, which is disclosed as part of remaining performance obligations. Future invoicing is determined to be certain when we have an executed non-cancellable contract or a significant penalty that is due upon cancellation. We had $681.3 million and $541.5 million of non-cancellable backlog as of January 31, 2023 and

2022, respectively. The increase of non-cancellable backlog as of January 31, 2023 was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings through the conversion to multi-product Suites, resulting in extended customer contract durations. The increase of non-cancellable backlog was also driven by the addition of new customers and the timing of customer-driven renewals. Non-cancellable backlog was partially offset by a negative impact from foreign currency exchange rates.

We expect that the amount of backlog relative to the total value of our contracts will change from year to year due to several factors, including the timing and duration of customer subscription agreements, varying price, volume, and invoicing cycles of subscription contracts, the timing of scheduled customer renewals, and foreign currency fluctuations. Accordingly, we believe that fluctuations in backlog are not always a reliable indicator of future revenue.

Human Capital Resources

Our company is built on people: We call them Boxers. They come from a range of backgrounds and experiences, and each of them has a unique story to tell. Our goal is to fully leverage and engage the individual talents and capabilities of our diverse teams, ultimately creating an inclusive environment where Boxers feel they belong. As of January 31, 2023, we employed 2,487 people. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good. Box was recognized as number two in Glassdoor Best Places to Work in 2023 and as one of Great Place to Work’s Best Workplaces for Parents in 2022.

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

When it comes to recruiting, our hiring philosophy is centered around the belief that building diverse teams enables us to do our best work. Our people and communities team hosts various training sessions focused on unconscious bias and interviewing best practices that all Boxers are encouraged to take. Our recruiting team has specifically embedded unconscious bias topics into our company-wide hiring guides, also known as Box Recruiting Guides. Additionally, we have implemented programs such as culture interviewing and standardized assessments across the company to further limit unconscious bias in our hiring process. At our executive recruiting level, our policy is to interview at least one candidate from underrepresented backgrounds for all positions at the director level or above before making a hiring decision. At the university recruiting level, we have instituted programs to connect with underrepresented student groups and create a more fair and equitable hiring process. For example, our Box Business Fellowship provides students of historically underrepresented backgrounds with an opportunity to explore business careers in the tech industry. This program helps students develop the skills to succeed in tech industry roles and provides them with insights into the career opportunities available to them. In addition, participants in this program are also invited to an expedited interview process for available roles at Box.

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
•
LearnFest: LearnFest, our learning lineup for skill development and personal and professional growth, happens two times each year. During LearnFest, the entire company has focused time for trainings, workshops, book clubs, and other learning events.
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

Boxer Experience Surveys

We survey employees once a year to ensure that everyone’s voice gets heard and we better understand the key areas where we can improve employee experience. These key areas include our experience with our managers, our ability to get work done, and our sense of belonging at work. Survey results are reviewed and become part of our action plans at all levels of the organization. Our People and Communities team incorporates survey feedback into our programs, policies, and the cultivated experiences that drive our culture. Our functional leaders leverage the feedback to drive annual plans across their teams to improve efficiency, establish communication channels, and reinforce behaviors aligned with our values. Finally, following each survey, managers discuss employee experience results with their team and form a plan to address issues that are identified in survey results. For the year ended January 31, 2023, our employees had a record 96% participation rate in the survey.

Employee Health and Safety

The health and safety of our employees is one of our top priorities. We strive to create an environment where Boxers are physically and mentally safe and healthy. We offer a comprehensive health and wellness benefits package to all employees.

In response to the COVID-19 crisis, we convened a cross-functional team made up of leaders from across our organization who continue to meet frequently to ensure Boxers’ safety and that business crisis plans are enacted, communicated, and running smoothly. As part of these plans, Box is currently offering flexible remote work arrangements to employees. To support the well-being of Boxers, we launched “Fresh Air Days” to support them taking a few paid days off a year in addition to our generous paid time off programs and holidays, we offered an app for meditation, a number of free coaching and therapy sessions, partnered with a third-party to offer family support, and provided additional benefits.

Sustainability

Left unchecked, climate change disrupts the global economy, our company, and our stakeholders — so we take to heart our responsibility to protect the planet. We help organizations move from legacy and paper-based processes to the cloud so customers can work securely and efficiently from anywhere. This allows our customers to reduce their office waste and mitigate the environmental impact of having their employees commute to work. As part of our mission to build a better world together, we have implemented various initiatives which include:

•
Doing our best work from anywhere: The COVID-19 crisis made our mission more critical by heightening the need for safe remote work at home and strong business continuity plans. As hybrid work is now the norm for many companies, with employees working a mix of both in offices and from home each week, the Box Content Cloud makes that a seamless transition. Cloud technology, coupled with a flexible, open culture and best-of-breed solutions, allows us to work sustainably while supporting customers when and how they need us most.
•
Sustainable offices: We prioritize reducing our impact and promoting sustainability in our offices. Of our eight offices, four are LEED certified: Redwood City (Gold), San Francisco (Gold), Austin (Gold), and New York City (Silver). Our Redwood City and San Francisco offices are also Fitwell Certified. Internationally, our Poland and London offices are BREEAM certified, and our Poland office achieved the gold standard from the International WELL Building Institute. The Tekko building, where our Tokyo office is located, is powered by 100% renewable energy. Additional sustainability actions in our offices include: installation of water stations for refillable bottles, use of compostable plates/silverware, limiting single-use plastics; offering electric vehicle charging stations free to employees at Box headquarters; and holding events focused on sustainability that engage both remote and office-based employees throughout the year, including beach and community clean-ups, tree plantings, clothing swaps, tech donation drives (upcycling and recycling of hardware) and more.
•
Green Operations: We focus on continuing to reduce our carbon footprint and using data centers that have achieved, or have committed to achieve, 100% renewable energy targets. Over the past year we made progress on our infrastructure transition to cloud service providers with environmental commitments and formally stated our cloud sustainability program. We work with our cloud service providers to understand the greenhouse gas emissions related to our usage of their cloud service. As we become more efficient in our operations, we expect our reduced usage to yield reductions in carbon emissions.
•
The Green Team and Box.org: Community is a core mindset at Box and contributions to community form a part of our performance review process. We encourage all employees to champion belonging and make our communities better by driving inclusive team behaviors, social good and sustainable practices. As part of our company values, employees are encouraged to "be an owner" inside and outside Box. The Green Team is a Box employee group dedicated to protecting our planet. Box.org is the social impact arm of Box and includes “Environment” as one of its three main areas of focus.

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
•
Adverse economic conditions could result in reduced sales, longer sales cycles, reduced renewal rates, slower adoption of new technologies and increased price competition, which may negatively impact our business.
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

The market for cloud content management services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater brand recognition, longer operating histories, and significantly greater resources than we do. Our primary competitors in the cloud content management market include Microsoft (SharePoint) and OpenText (Documentum). In the enterprise file sync and share market, our primary competitors include Microsoft (OneDrive), Google (Drive) and, to a lesser extent, Dropbox. As we expand our product offerings and use cases, we also compete with companies in the e-signature, content collaboration, workflow automation, and security and governance markets. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our competitors offer their products or services at lower prices or for free as part of a broader bundled product sale or enterprise license arrangement, which has placed pricing pressure on our business. If we are unable to achieve our target pricing levels, our operating results will be negatively impacted. For us to compete effectively, we need to introduce new products and services in a timely and cost-effective manner, meet customer expectations and needs at prices that customers are willing to pay, and continue to enhance the features and functionalities of our cloud content management platform. In addition, pricing pressures and increased competition could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

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

To improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Our net retention rate has fluctuated from period to period and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 108% and 111% as of January 31, 2023 and 2022, respectively.

Our net retention rate may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, the effectiveness of our customer support services, the performance of our partners and resellers, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, our ability to successfully integrate acquired technology into our products, our ability to execute on our product roadmap, the effects of global economic conditions, such as those arising from the COVID-19 pandemic, or reductions in our customers’ spending levels, especially if adverse macroeconomic trends continue. If our customers do not renew their subscriptions, renew them on less favorable terms, purchase fewer seats, or fail to purchase new product offerings, our revenue may decline, and we may not realize improved operating results from our customer base.

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

To improve our operating results and continue growing our business, it is important that we continue to attract new customers and expand deployment of our solutions and products with existing customers. To the extent we are successful in increasing our customer base, we could incur increased losses because costs associated with new customers are generally incurred up front, while revenue is recognized ratably over the term of our subscription services. Alternatively, to the extent we are unsuccessful in increasing our customer base, we could also incur increased losses as costs associated with marketing programs and new products intended to attract new customers would not be offset by incremental revenue and cash flow. Changes in economic conditions may financially impact our existing and prospective customers and cause them to delay or reduce their technology spending, which may adversely affect our ability to attract new customers. For example, our business has been impacted by pressure from customers’ lower headcount growth and greater budget scrutiny on IT decisions since the second half of fiscal year 2023. All of these factors could negatively impact our future revenue and operating results.

Adverse economic conditions could result in reduced sales, longer sales cycles, reduced renewal rates, slower adoption of new technologies and increased price competition, which may negatively impact our business.

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The United States and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect the industries to which we sell our services. An economic downturn, recession, or uncertainty about economic conditions, including volatility in the credit, equity and foreign exchange markets, inflation, rising interest rates, potential U.S. sovereign default, bank failures, ongoing supply chain disruptions, and the effects of COVID-19 and the Russian invasion of Ukraine, could cause customers to delay or reduce their information technology spending. This could result in reduced sales, longer sales cycles, reduced renewal rates, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. During the second half of our fiscal year 2023, we began to see an impact from additional customer scrutiny being placed on deals due to the economic environment. In addition, there can be no assurance that cloud content management and collaboration spending levels will increase following any recovery.

If we are not able to successfully launch new products and services or provide enhancements or new features to our existing products and services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to enhance our existing services or offer new services such as our electronic signature offering, Box Sign, or our recently launched beta version of our virtual whiteboarding offering, Box Canvas, that achieve market acceptance or keep pace with rapid technological developments, our business could be adversely affected. The success of any new services or enhancements to our existing services depends on several factors, including their timely completion, introduction and market acceptance. We also may experience business or economic disruptions that could adversely affect the productivity of our employees and result in delays in our product development process. For example, we have re-opened our offices globally and maintain a hybrid workforce (with a mix of employees working from offices and others working remotely). This may lead to disruptions and decreased productivity that could result in delays in our product development process. Failure in this regard may significantly impair our revenue growth and our future financial results. Our product development efforts could also be impacted by our workforce location strategy as we hire an increasing number of our engineers in regions such as Poland and the Netherlands. In addition, because our services are designed to operate on a variety of systems, we must continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems, and other software, communication, browser and database technologies. We may not be successful in developing these modifications and enhancements or bringing them to market in a timely fashion, which may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Our sales to government entities are subject to a number of additional challenges and risks.

We sell to government customers, which can be highly competitive, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements may change, or we may lose one or more government certifications, and in doing so restrict our ability to sell into the government sector or maintain existing government customers until we attain revised certifications. Government demand and payment for our products and services are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Moreover, an extended federal government shutdown resulting from budgetary decisions, a prolonged continuing resolution, breach of the federal debt ceiling, or potential U.S. sovereign default may limit or delay federal government spending on our solutions and adversely affect our revenue. Government entities may also have statutory, contractual or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future operating results.

As our sales efforts are increasingly focused on cloud content management use cases and are targeted at enterprise and highly-regulated customers, our sales cycles may become longer and more expensive, and we may encounter greater pricing pressure and implementation and customization challenges, all of which could harm our business and operating results.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. In addition, we have opened, and may continue to open, international offices and hire employees to work at these offices in order to gain access to additional talent. For example, in 2020, we established an office in Warsaw, Poland and, in 2021, we acquired SignRequest B.V., a company located in the Netherlands. We have continued to increase our headcount in these regions as we migrate a larger portion of our development to lower cost regions. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, geographic, social, and political risks that differ from those in the United States. Because of our limited experience with international operations and significant differences between international and U.S. markets, we may not succeed in creating demand for our services outside of the United States or in effectively selling our services in all of the international markets we enter. In addition, we will face challenges in doing business internationally that could adversely affect our business, including:

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

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the relative value of the U.S. dollar and foreign currencies, particularly the Japanese Yen, and to a lesser extent, the British pound and the Euro, may impact our operating results. For example, the Japanese Yen, the British pound and the Euro have all recently experienced declines in value vis-à-vis the U.S. dollar, which negatively affected our results of operations during the year ended January 31, 2023 and could continue to negatively impact our results of operations in future periods. We currently manage our exchange rate risk by maintaining offsetting foreign currency assets and liabilities and by minimizing non-U.S. dollar cash balances, but we do not have any other hedging programs in place to limit the risk of exchange rate fluctuation. In the future, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. Such practices may not ultimately be available and/or effective at mitigating the foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, any hedging strategies we deploy are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be negatively affected in the future.

The continuing impacts of the COVID-19 pandemic may have an adverse effect on our business, operations and future financial performance.

The COVID-19 pandemic and virus containment measures taken by federal, state and county governments have resulted in, and may continue to result in, business disruptions or shutdowns, weakened economic conditions, economic uncertainty, and volatility in the financial markets, both regionally and worldwide. The extent to which the COVID-19 pandemic and resultant economic impact affects our business, results of operations and financial condition in future periods will depend on multiple factors that cannot be accurately predicted at this time, such as the duration and scope of the pandemic, future spikes of COVID-19 infections (including the spread of variants or mutant strains, and the degree of transmissibility and severity thereof), the extent and effectiveness of containment actions, the disruption caused by such actions, and the impact of these and other factors on our employees, customers, partners and vendors. In addition, supply chain disruption and resulting inflationary pressures, a competitive labor market or labor shortage, the ebb and flow of COVID-19, including in specific geographies, and changes in economic policy could impact our outlook. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

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

We generated a net income of $26.8 million during the year ended January 31, 2023 and incurred net losses of $41.5 million and $43.4 million during the years ended January 31, 2022 and 2021 respectively. As of January 31, 2023, we had an accumulated deficit of $1.3 billion. These losses in fiscal years 2022 and 2021 and related accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers and may incur additional expenses as we make investments to scale our business. Further, it is difficult to predict the size and growth rate of our market, customer demand for our platform and for any new features or products we develop, and the success of competitive products or services. As a result, we may not achieve or maintain profitability in future periods.

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
•
general economic, industry and market conditions, including those caused by the COVID-19 pandemic and the Russian invasion of Ukraine and as a result of inflation, rising interest rates, or bank failures;
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

These laws and regulations, which may be enforceable by private parties and/or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission enacted the General Data Protection Regulation (GDPR), which imposed significant obligations on companies regarding the handling of personal data and penalties for noncompliance of up to the greater of 20 million Euros or four percent of a company’s global revenue. Further, local data protection authorities in Europe may adopt regulations and/or guidance more stringent than the GDPR, which may impose additional compliance costs or other burdens that impact our business. In 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield framework, and imposed additional obligations on companies when relying on model contractual clauses approved by the European Commission (EC) to transfer personal data from the EU to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield in light of the CJEU’s decision. These developments or other developments relating to cross-border data transfer may result in the EC, European Data Protection board and/or other regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the European Economic Area (EEA), Switzerland, or the United Kingdom (UK) to the U.S. For example, on June 4, 2021, the EC published new standard contractual clauses (SCCs) that were required to be implemented by companies relying on the SCCs as a basis for cross-border transfers of personal data by December 27, 2022. These or other developments relating to cross-border data transfer required us to issue additional policies, update our data transfer agreements with applicable customers and third party service providers and assess our practices. This CJEU decision that invalidated the EU-US Privacy Shield framework and/or other legal challenges relating to cross-border data transfers may serve as a basis for challenges to our personal data handling practices, or those of our customers, and may otherwise adversely impact our business, financial condition and operating results. Moreover, while Executive Order 14086 on the EU-US Data Privacy Framework issued on October 7, 2022 could benefit the industry as a whole and our company directly, it could also result in additional costs to ensure compliance with the new agreement should the EC approve its adoption.

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

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and amended and expanded the CCPA. The CPRA’s substantive provisions became effective on January 1, 2023, and the newly formed California Privacy Protection Agency began its rulemaking process to adopt proposed regulations. With a July 2023 enforcement date and pending finalized regulations, our readiness efforts are subject to change and may result in continued uncertainty and require additional costs and expenses to ensure readiness, compliance and decrease risks. Further, privacy laws have been enacted in Virginia, Colorado, Connecticut and Utah and finalized guidance is pending, which may impact readiness and compliance, along with the potential to incur additional costs. We cannot fully predict the impact of these laws and other proposed federal and state privacy laws on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

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

We currently store and process our customers’ information within multiple third-party data center hosting facilities located in Nevada and, increasingly, in third-party cloud computing and hosting facilities inside and outside of the United States. As we continue to migrate more of our storage and processing operations to cloud computing and hosting facilities operated by third parties, our service will become more susceptible to interruptions or delays that are out of our direct control. These third parties are vulnerable to operational and technological disruptions, including from cyber-attacks and security breaches and incidents, which may negatively impact our ability to provide services to our customers and operate our business. Similarly, as part of our disaster recovery arrangements, our production environment and metadata related to our customers’ data is currently replicated in near real time in facilities located in Nevada. In addition, all of our customers’ data is typically replicated on third-party storage platforms located inside and outside of the United States. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct, including by state-sponsored or otherwise well-funded actors. Any damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service, which may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. We may only have limited remedies against third-party providers in the event of any service disruptions. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken at our third-party data center hosting facilities, the occurrence of disasters, security issues (including an act of terrorism or an armed conflict), certain geopolitical events, labor or trade disputes, or pandemics (such as COVID-19), could lead to a decision to close the facilities without adequate notice or other unanticipated problems that result in lengthy interruptions in our service or cause us to not comply with certification requirements. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. We have encountered issues in the past that have caused Box services to be temporarily unavailable, and we cannot assure you that we will not experience interruptions or delays in our service in the future. If third parties are unable to perform services for us because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers’ use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

Moreover, we are currently executing on a long-term strategy to transition to third-party cloud computing and hosting providers and decommission on-premise infrastructure hosted in data centers. As we migrate from data centers we currently operate to third-party cloud computing and hosting providers, we are moving and transferring our data and our customers' data. Despite precautions taken during any of these data center moves and data transfers, any unsuccessful data transfers may impair the delivery of our service and materially and adversely disrupt our operations and our service delivery to our customers, which could result in contractual penalties or damage claims from customers. In addition, changes to our data center infrastructure could occur over a period longer than planned, require greater than expected investment and other internal and external resources, and cause us to incur increased costs as we operate multiple data center facilities while we increase our third-party cloud computing capacity. For example, we expect our cost of revenue to increase in absolute dollars and as a percentage of revenue in the first half of fiscal year 2024 due to redundant public cloud and data center expenses as we execute on our migration to the pubic cloud from colocated data centers. It may also take longer than expected to realize the intended benefits from any data center infrastructure migrations and improvements, and disruptions or unexpected costs may continue to occur while we enhance our data center infrastructure.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, such as alliance partners, resellers, distributors, system integrators and developers. For example, we have entered into agreements with partners such as Adobe, Apple, Cisco, Cloudfare, Google, IBM, Macnica Networks, Microsoft, Mitsui Knowledge Industry, Okta, Palo Alto Networks, Salesforce, ServiceNow, Slack and Zoom to market, resell, integrate with or endorse our services. Identifying partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources.

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

In addition, while the long-term effects of climate change on the global economy and the technology industry in particular are unclear, we recognize that there are inherent climate related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our California corporate offices have historically experienced, and are projected to continue to experience, physical climate change risks, including drought and water scarcity, warmer temperatures, rising sea levels, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the United States and elsewhere, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations. Transitional climate change risks may subject us to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business and untimely or inaccurate disclosure could adversely affect our reputation, business or financial performance.

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

Our future success depends upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, representing diverse backgrounds, experiences, and skill sets, including senior management, engineers, designers, product managers, sales representatives, and customer support representatives. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees, and fostering a diverse and inclusive work environment that enables all of our employees to prosper. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. We may need to invest significant amounts of cash and equity to attract new employees and retain existing employees, and we may never realize returns on these investments. Moreover, our ability to attract and hire personnel may be materially adversely affected by changes to immigration laws or the availability of work visas. Furthermore, as our employees work remotely from geographic areas across the globe and more of our employees work remotely on a permanent basis, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, and we may experience unpredictability in our expenses and employee work culture. If we are not able to effectively add and retain employees, or if our employees do not perform to the standards we expect of them, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

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

We will need to continue to optimize our sales infrastructure in order to grow our customer base and business. As a result of weakened economic conditions and the COVID-19 pandemic, we have significantly curtailed our employees’ business-related travel, which may negatively impact our ability to recruit and train our sales force. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. If we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not realize the intended benefits of this investment or increase our revenue.

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

We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue to hire additional employees as we expand our business. As our organization expands globally and as employees’ workplace expectations develop, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture globally. These difficulties may be further amplified by our decision to maintain a hybrid workforce. If we do not continue to develop our company culture or maintain our core values as we grow and evolve both in the United States and abroad, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth.

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

Risks Related to Our Financial Position and Need for Additional Capital

We may require additional capital to support our liabilities, operations or the growth of our business, and we cannot be certain that this capital will be available on reasonable terms when required, or at all.

On occasion, we may need additional financing for a variety of reasons, including servicing our liabilities, operating or growing our business, responding to business opportunities, undertaking acquisitions, funding stock repurchases, or repaying our Convertible Senior Notes due 2026 (the “Notes”).

For example, in January 2021, we issued $345.0 million aggregate principal amount of Notes, which we have irrevocably elected to settle in cash upon maturity. Additionally, in May 2021, we issued and sold 500,000 shares of our Series A Convertible Preferred Stock for an aggregate purchase price of $500 million. Our ability to refinance or obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets and other factors. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed. Rising interest rates may reduce our access to equity-linked or debt capital and increase our cost of borrowings, which could adversely impact our business, operating results and financial position.

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

In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted or applied adversely to us, possibly with retroactive effect, which could require us or our customers to pay additional tax amounts, as well as require us or our customers to pay fines or penalties, as well as interest for past amounts. For example, we are subject to examination regarding our interpretation of tax laws by domestic and foreign tax authorities. If the taxing authorities do not agree with our interpretations, or if we become subject to an adverse tax assessment, we may incur significant liabilities and/or be required to change our practices going forward. Further, to the extent it is determined that our customers should have paid certain taxes, and if we are unsuccessful in collecting such taxes due from our customers, we could be held liable for such costs and/or interest and penalties, thereby adversely impacting our operating results and cash flows.

We may be subject to additional tax liabilities resulting from changes in our provision for income taxes or an adverse tax ruling.

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

As of January 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $587.8 million, state net operating loss carryforwards of approximately $557.1 million, and foreign net operating loss carryforwards of approximately $304.8 million. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. If we experience ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

Our bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware), except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction. This provision would not apply to any action brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder.

Section 22 of the Securities Act of 1933 establishes concurrent jurisdiction for federal and state courts over Securities Act claims. Accordingly, both state and federal courts have jurisdiction to hear such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act against any person in connection with an offering of our securities.

Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our current or former directors, officers, stockholders or other employees, which may discourage such lawsuits against us and our current and former directors, officers, stockholders and other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions.

Further, the enforceability of similar exclusive forum provisions in other companies’ organizational documents have been challenged in legal proceedings, and it is possible that a court of law could rule that these types of provisions are inapplicable or unenforceable if they are challenged in a proceeding or otherwise. If a court were to find either exclusive forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur significant additional costs associated with resolving such action in other jurisdictions, all of which could harm our results of operations.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.

We repurchase shares of our Class A common stock in open market transactions from time to time pursuant to publicly announced stock repurchase program approved by our board of directors. During fiscal year 2023, we repurchased 10.2 million shares for a total amount of $266.7 million and during fiscal year 2022, we repurchased 13.3 million shares for a total amount of $328.5 million. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices, and we are not obligated to repurchase a specified number or dollar value of shares. As a result, there can be no guarantee around the timing or volume of our share repurchases. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchase by publicly traded companies. This tax could increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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
•
volatility in the market prices and trading volumes of technology or other public company stocks;
•
changes in operating performance and stock market valuations of other technology companies generally or those in our industry in particular;
•
general economic conditions and slow or negative growth of our markets;
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
•
actions instituted by activist shareholders or others, and our response to such actions;
•
any significant change in our management;
•
fluctuations in foreign currency exchange rates; and
•
catastrophic events, including pandemics, earthquakes, fires, floods, tsunamis or other weather events, power loss, telecommunications failures, software or hardware malfunctions, cyber-attacks, wars, or terrorist attacks.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Any future securities litigation could result in substantial costs and a diversion of our management’s attention and resources.

Servicing our future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to settle conversions of our Notes in cash, repay the Notes at maturity, or repurchase the Notes as required following a fundamental change.

In January 2021, we issued $345.0 million aggregate principal amount of Notes. Prior to October 15, 2025, the Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events as described in Note 10, Part II, Item 8 of this Annual Report on Form 10-K. We have made an irrevocable election to settle the principal of the Notes in cash upon any conversion of the Notes. As a result, if holders of the Notes elect to convert their Notes, we will be required to make cash payments in respect of the Notes being converted. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. If the Notes have not previously been converted or repurchased, we will be required to repay the outstanding principal amount of the Notes, plus accrued and unpaid special interest, if any, in cash at maturity. The Notes are scheduled to mature on January 15, 2026.

Our ability to make required cash payments in connection with conversions of the Notes, repurchase the Notes in the event of a fundamental change, or to repay or refinance the Notes at maturity will depend on market conditions and our past and expected future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses, and while we were profitable in fiscal year 2023, we may continue to incur significant losses in the future. As a result, we may not have enough available cash or be able to obtain financing, or financing at acceptable terms, at the time we are required to repurchase or repay the Notes or pay cash with respect to Notes being converted.

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

Furthermore, if any of the conditions to the convertibility of the Notes are satisfied, then we may be required under applicable accounting standards to reclassify the carrying value of the Notes to current, rather than long-term. This reclassification could materially reduce our reported working capital.

The capped call transactions we entered into in connection with the issuance of the Notes may affect the value of our Class A common stock.

In connection with the issuance of the Notes, we entered into capped call transactions with various counterparties (the “Capped Calls”). The Capped Calls cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the Notes. The Capped Calls are expected generally to reduce or offset the potential dilution to our Class A common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price.

From time to time, the counterparties to the Capped Calls or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could also cause or prevent an increase or a decrease in the market price of our Class A common stock or the Notes.

We are subject to counterparty risk with respect to the Capped Calls.

The counterparties to the Capped Calls that we entered into are financial institutions, and we will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the Capped Calls. Our exposure to the credit risk of the counterparties will not be secured by any collateral.

Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to one or more Capped Calls becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our Class A common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, the counterparty may fail to deliver the consideration required to be delivered to us under the Capped Calls and we may experience more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

Our business could be negatively affected as a result of actions of activist shareholders.

We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Our board of directors and management team are committed to acting in the best interests of all of our shareholders.

Responding to actions by activist shareholders could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. For example, in 2021, we were engaged in a proxy contest with an activist shareholder that was very costly and diverted a significant amount of time from our board of directors and management. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of our board of directors may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors and/or other activist shareholders and cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies, which could result in lost sales and the loss of business opportunities and make it more difficult to attract and retain qualified personnel and business partners. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us, then our business, financial condition and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of shareholder activism.

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

Holders of Record

As of February 28, 2023, there were 111 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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

Unregistered Sales of Equity Securities

In February 2022, we issued 559,336 shares of our Class A common stock to certain former holders of capital stock and employees of SignRequest B.V. (the “Recipients”) as payment of the stock consideration in connection with our acquisition of SignRequest, B.V. The issuance of the shares was deemed to be exempt from the registration requirement of the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act, on the basis that, among other factors: (1) each of the Recipients represented that they were an “accredited investor” within the meaning of Rule 501(a) of Regulation D; (2) there was no general solicitation or advertising in connection with the issuance of the shares; (3) each of the Recipients represented that such Recipients (i) understood that the shares had not been registered under applicable federal and state securities laws, (ii) has the ability to bear the economic risks of their investments, (iii) acquired the shares for investment purposes and not with a view to resale, and (iv) will not sell or otherwise dispose of the shares while they are subject to restricted securities legends in the absence of registration or an applicable exemption from registration requirements; and (4) each Recipient or their purchaser representative, as applicable, received or had access to required information and had an opportunity to obtain additional information about us a reasonable period of time prior to the issuance of the shares.

Issuer Purchases of Equity Securities

Share repurchase activity during the three months ended January 31, 2023 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2022 to November 30, 2022	—	—	—	150,204
December 1, 2022 to December 31, 2022	145	$28.25	145	146,109
January 1, 2023 to January 31, 2023	183	$28.49	183	140,891
Total	328		328

(1)
Between July 2021 and January 31, 2023, our board of directors authorized the repurchase of up to an aggregate of $760 million of shares of our Class A common stock and we have repurchased approximately $595.3 million under these authorizations. We have entered into pre-set trading plans adopted in accordance with Rule 10b5-1 to effect such repurchases. The authorized repurchase plan will expire on November 29, 2023.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the NASDAQ Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on January 31, 2018 and its relative performance is tracked through January 31, 2023. The returns shown are based on historical results and are not intended to suggest future performance.

Comparision of Cumulative Total Return of Box,Inc.
$300
$250
$200
$150
$100
$50
$-
01/31/2018
01/31/2019
01/31/2020
01/31/2021
01/31/2022
01/31/2023
Box, Inc.
S&P 500 Index
NASDAQ Computer Index

	Base
	Period
Company/Index	01/31/2018	01/31/2019	01/31/2020	01/31/2021	01/31/2022	01/31/2023
Box, Inc.	$100	$94	$68	$78	$117	$144
S&P 500 Index	100	96	114	132	160	144
NASDAQ Computer Index	100	98	141	206	258	200

Item 6. RESERVED

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

A discussion regarding our financial condition and results of operations for the year ended January 31, 2023 compared to the year ended January 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for the year ended January 31, 2022 compared to the year ended January 31, 2021 can be found under Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 16, 2022, which is available on the SEC’s website at www.sec.gov.

Overview

Box is the Content Cloud: a single secure, cloud-native platform for managing the entire content journey. Content – from blueprints to wireframes, videos to documents, proprietary formats to PDFs – is the source of an organization’s unique value. The Box Content Cloud enables our customers, including 69% of the Fortune 500, to securely manage the entire content lifecycle, from the moment a file is created or ingested to when it’s shared, edited, published, approved, signed, classified, and retained. Box keeps content secure and compliant, while also allowing easy access and sharing of this content from anywhere, on any device – both within the organization and with external partners.

With our Software-as-a-Service (SaaS) platform, users can collaborate on content both internally and with external parties, automate content-driven business processes, develop custom applications, and implement data protection, security and compliance features to comply with legal and regulatory requirements, internal policies and industry standards and regulations. The Box Content Cloud accelerates business processes, improves employee productivity, enables secure hybrid work, and protects an organization’s most valuable data. Our platform enables a broad set of high-value business use cases across enterprises and user experiences. Our platform integrates with more than 1,500 leading enterprise business applications, supports hundreds of file formats and media types, and is compatible with multiple application environments, operating systems and devices, ensuring that workers can securely access their critical business content whenever and wherever they need it.

In addition, we continue to innovate by expanding our core services and offerings with a focus on frictionless security and compliance, seamless internal and external collaboration and workflow, and integration with best-of-breed applications. For example, we expect to release Box Canvas (currently in public beta), our natively integrated, interactive virtual whiteboarding tool, early this year in all Box plans. We also currently provide the following offerings: Box Sign, which enables customers to securely send documents for electronic signature directly from Box; Box Shield, our advanced security offering that helps customers reduce the risk of accidental content leakage and protect their business from insider threats and account compromise, as well as threat detection, response, and recovery for potential malware incidents, including ransomware; Box Relay, which allows our end users to easily build, manage and track their own workflows; Box Zones, which gives global customers the ability to store their content locally in certain regions; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Platform, which further enables customers and partners to build enterprise apps using our open APIs and developer tools; Box Governance, which gives customers a better way to comply with regulatory policies, help satisfy e-discovery requests and effectively manage sensitive business information throughout its lifecycle; and Box Notes, our native content authoring tool which enables users to seamlessly share and collaborate in real time. Box Shuttle allows for easy, affordable, self-service content migration of any file type, on any source system, into Box. In addition, with Box Consulting, organizations can access professional services on critical topics like implementation, technology and app development, and change management and user training. The increasing traction of these product innovations allows our customers to realize the full set of capabilities of our Content Cloud.

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

As of January 31, 2023, we had over 100,000 paying organizations, and our solution was offered in 25 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT- sponsored, enterprise-level agreements (ELAs) where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; and (iv) organizations may purchase our Box Platform service to create custom business applications for their internal use and extended ecosystem of customers, suppliers and partners. Customers can choose between an a la carte approach (i.e., by purchasing specific add-on products to complement their Box subscription) or one of our bundled Enterprise Plus plan, which include multiple add-on products to help accelerate customer time to value.

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

Current Period Highlights

For the years ended January 31, 2023 and 2022, our revenue was $990.9 million and $874.3 million, respectively, representing year-over-year growth of 13%. As of January 31, 2023, our remaining performance obligations were $1.245 billion, representing a 16% increase from our remaining performance obligations of $1.071 billion as of January 31, 2022. For the year ended January 31, 2023, our operating income was $36.8 million and our operating margin was 3.7%, compared to our operating loss of $27.6 million and our operating margin of negative 3.2% for the year ended January 31, 2022. For the year ended January 31, 2023, our net cash provided by operating activities was $298.0 million, an increase of 27% from net cash provided by operating activities of $234.8 million for the year ended January 31, 2022. For the year ended January 31, 2023, our non-GAAP free cash flow was $238.4 million, an increase of 40% from non-GAAP free cash flow of $170.2 million for the year ended January 31, 2022.

Continuous Innovation

During the fiscal year ended January 31, 2023, we launched several new products and product enhancements including:

•
Box Canvas (Public beta) – a Box-native visual collaboration and whiteboarding tool. Box Canvas includes unlimited Canvases for every plan as well as an easy-to-use, feature-rich toolset that enables users to ideate, brainstorm and collaborate visually directly in Box.
•
Content Insights – easy-to-understand engagement and performance visualizations. Content Insights takes the Box Content Cloud a layer deeper showing users how others engage with the content they care about and gives them the information needed to make data-driven decisions.
•
Enhancements to Box Sign – since the launch of Box Sign - the e-signature solution natively integrated into Box - we introduced signer authentication, custom branding enhancements, and pre-built integrations with third party applications such as Appian, Salesforce, and many more.
•
Enhancements to Box Shield – added new deep learning-based malware scanning to enable even more rigorous detection, response and recovery against sophisticated malware attacks, including ransomware. We also added more smart access controls with the introduction of Ethical Walls to prevent unauthorized sharing of information that could violate ethical or legal obligations or lead to conflicts of interests.
•
Zero trust controls – we added the ability to apply more customizable security policies based on a subset of users, specifically for Device Trust, to drive zero trust security principles.
•
Continued development in our partnership with Microsoft, including giving customers the ability to create editable shared links for Box files and edit Office files on Box directly in Microsoft Teams, with all content saved to the Box Content Cloud.
•
An all-new Box Consulting portfolio, designed to help improve time-to-value for any organization using Box. The new portfolio includes the high-end, revamped Box Transform offering focused on helping organizations make structural optimizations in areas like security, business processes, and user adoption.

COVID-19 and Other Macroeconomic Factors on Our Business

We continue to monitor, analyze and respond to evolving developments regarding the COVID-19 pandemic, which has significantly impacted global economic activity and social practices. We have re-opened our offices globally for employees and have transitioned to a hybrid workforce (with a mix of employees working from offices and others working remotely). In addition, our customer and marketing events in the United States continue to be predominantly virtual-only experiences.

Although the COVID-19 pandemic did not have a material adverse impact on our financial results for our fiscal year 2023, the pandemic has negatively impacted some of our customers and prospects. As a result, we have experienced, and may continue to experience, increased customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets related to services that we offer. Despite these adverse impacts, the COVID-19 pandemic has fundamentally changed how organizations get work done, with many businesses shifting to remote and hybrid work environments. This shift has created additional opportunities for Box by enabling our customers’ and prospects’ employees to engage in secure hybrid work through our platform.

The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial position will depend on future developments, which are uncertain and cannot all be predicted at this time. These factors are described in more detail in Part II, Item 1A "Risk Factors" of this Form 10-K. As a result, the extent and magnitude of the impact COVID-19 will have on our business and operating results cannot be predicted at this time.

In addition, our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including impacts from inflation, higher interest rates, slower growth, the stronger dollar versus foreign currencies, particularly the Japanese Yen, the ongoing Russia-Ukraine conflict and other changes in economic conditions, may adversely affect our results of operations and financial performance. During the second half of fiscal year ended January 31, 2023, in addition to increased headwinds from foreign exchange rate trends, we began to see an impact from additional customer scrutiny being placed on larger deals due to the worsening economic environment. While we believe IT budgets have tightened and some larger deals have required more scrutiny across verticals and geographies, we also believe we are well-positioned to execute through these dynamic times as the Box Content Cloud enables enterprises to streamline their businesses, drive up productivity, reduce risk, and lower costs.

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

Key Business Metrics

We use the key metrics below for financial and operational decision-making and as a means to evaluate period-to-period comparisons. We believe that these key metrics provide meaningful supplemental information regarding our performance. We believe that both management and investors benefit from referring to these key metrics in assessing our performance and when planning, forecasting, and analyzing future periods. These key metrics also facilitate management’s internal comparisons to our historical performance as well as comparisons to certain competitors’ operating results. We believe these key metrics are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by institutional investors and the analyst community to help analyze the health of our business.

Remaining Performance Obligations

Remaining performance obligations (RPO) represent, at a point in time, contracted revenue that has not yet been recognized. RPO consists of deferred revenue and backlog. Backlog is defined as non-cancellable contracts deemed certain to be invoiced and recognized as revenue in future periods. Future invoicing is determined to be certain when we have an executed non-cancellable contract or a significant penalty is due upon cancellation. While Box believes RPO is a leading indicator of revenue as it represents sales activity not yet recognized in revenue, it is not necessarily indicative of future revenue growth as it is influenced by several factors, including seasonality, contract renewal timing, average contract terms and foreign currency exchange rates. Box monitors RPO to manage the business and evaluate performance.

RPO as of January 31, 2023 was $1.245 billion, an increase of 16% from January 31, 2022. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings through the conversion to multi-product Suites, due to extended customer contract durations. The increase in RPO was also driven by the addition of new customers and the timing of customer-driven renewals. RPO growth was partially offset by a negative impact from foreign currency exchange rates.

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

Billings for the year ended January 31, 2023 were $1.022 billion, an increase of 9% from the year ended January 31, 2022. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings through the conversion to multi-product Suites, the addition of new customers, a large multi-year prepayment, and the timing of customer-driven renewals. Billings growth was partially offset by a negative impact from foreign currency exchange rates.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Year Ended January 31,
	2023	2022	2021
GAAP revenue	$990,874	$874,332	$770,770
Deferred revenue, end of period	566,630	534,242	465,613
Less: deferred revenue, beginning of period	(534,242)	(465,613)	(423,849)
Contract assets, beginning of period	1,111	25	—
Less: contract assets, end of period	(1,900)	(1,111)	(25)
Billings	$1,022,473	$941,875	$812,509

Non-GAAP Free Cash Flow

We define non-GAAP free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify adjusting items in our reconciliation of GAAP to non-GAAP financial measures. We consider non-GAAP free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures. A reconciliation of non-GAAP free cash flow to net cash provided by operating activities, its nearest GAAP equivalent, is presented in the non-GAAP Financial Measures section at the end of Item 7 of this Annual Report on Form 10-K. The presentation of non-GAAP free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

Net cash provided by operating activities for the year ended January 31, 2023 was $298.0 million compared to net cash provided by operating activities of $234.8 million for the year ended January 31, 2022. Non-GAAP free cash flow for the year ended January 31, 2023 was $238.4 million compared to non-GAAP free cash flow of $170.2 million for the year ended January 31, 2022.

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

Our net retention rate was 108%, 111%, and 102% as of January 31, 2023, 2022 and 2021, respectively. Our net retention rates were primarily attributable to seat growth in existing customers and strong attach rates of add-on products and our bundled Enterprise Plus plan. As our customers purchase add-on products or our bundled Enterprise Plus plan, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, have been significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Cost of Revenue

Our cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, public cloud infrastructure costs, depreciation of servers and equipment, security services and other tools, as well as amortization expense associated with acquired technology and capitalized internally developed software. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel costs are the most significant component of each category of operating expenses. Operating expenses also include allocated overhead costs for facilities, information technology costs and employee benefit costs.

Research and Development. Research and development expense consists primarily of employee compensation and related expenses, as well as allocated overhead. Our research and development efforts are focused on scaling our platform, building an ecosystem of best-of-breed applications and platforms, infrastructure, adding enterprise grade features, functionality and enhancements such as workflow automation, intelligent content management capabilities, advanced security, e-signature capability, and a native visual collaboration and whiteboarding tool to enhance the ease of use of our cloud content management services. We capitalize certain qualifying costs to develop software for internal use incurred during the application development stage.

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

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands and as a percentage of our revenue):

	Year Ended January 31,
	2023	2022	2021
Consolidated Statements of Operations Data:
Revenue	$990,874	$874,332	$770,770
Cost of revenue (1)	252,556	249,484	224,738
Gross profit	738,318	624,848	546,032
Operating expenses:
Research and development (1)	243,529	218,523	201,262
Sales and marketing (1)	331,400	298,635	275,742
General and administrative (1)	126,549	135,316	106,670
Total operating expenses	701,478	652,474	583,674
Income (loss) from operations	36,840	(27,626)	(37,642)
Interest and other expense, net	(2,433)	(9,838)	(4,584)
Income (loss) before provision for income taxes	34,407	(37,464)	(42,226)
Provision for income taxes	7,624	3,995	1,207
Net income (loss)	26,783	(41,459)	(43,433)
Accretion and dividend on series A convertible preferred stock	(17,110)	(12,419)	—
Undistributed earnings attributable to preferred stockholders	(1,106)	—	—
Net income (loss) attributable to common stockholders	$8,567	$(53,878)	$(43,433)

(1)
Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2023	2022	2021
Cost of revenue	$17,816	$20,093	$18,936
Research and development	68,900	68,063	61,145
Sales and marketing	58,448	52,547	42,015
General and administrative	40,468	38,271	32,196
Total stock-based compensation	$185,632	$178,974	$154,292

Comparison of the Years Ended January 31, 2023 and 2022

Revenue

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue	$990,874	$874,332	$116,542	13%

The $116.5 million increase in revenue was primarily driven by seat growth in existing customers and higher attach rates of our multi-product Suites offerings, particularly Enterprise Plus. For the year ended January 31, 2023, our Suites attach rate was 72% in deals over $100,000, an increase from 64% for the year ended January 31, 2022. The increase was partially offset by the weakening of foreign currency exchange rates, which negatively impacted our revenue growth rate by 390 basis points, and customers partially churning their deployment with Box.

Cost of Revenue

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$252,556	$249,484	$3,072	1%
Percentage of revenue	25%	29%
Gross margin	74.5%	71.5%

The $3.1 million increase during the fiscal year was primarily due to an increase of $15.2 million in public cloud infrastructure costs, an increase of $8.2 million in subscription software contract expenses, and an increase of $0.7 million in acquired intangible assets amortization. This was partially offset by a decrease of $11.2 million in depreciation expense, a decrease of $4.9 million in bandwidth and data center rent expense, a decrease of $2.7 million in contractor related costs, and a decrease of $2.3 million in stock-based compensation expense. Cost of revenue as a percentage of revenue decreased 400 basis points year-over-year.

We expect our cost of revenue to temporarily increase in absolute dollars and as a percentage of revenue in the first half of fiscal year 2024 due to redundant public cloud and data center expenses as we execute on our migration to the public cloud from our collocated data centers. Over time, we expect our cost of revenue to increase in absolute dollars but decrease as a percentage of revenue as we continue to optimize data center efficiencies and invest in public cloud infrastructure.

Research and Development

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$243,529	$218,523	$25,006	11%
Percentage of revenue	25%	25%

The $25.0 million increase during the fiscal year was primarily due to increases of $23.1 million and $5.9 million in employee-related costs and allocated overhead costs, respectively, driven by a 27% increase in headcount, and a $2.2 million increase in stock-based compensation expense. The increased employee headcount and related costs are mainly driven by the growth of our Research and Development Engineering center in Poland. The increase in research and development expenses was partially offset by an increase of $4.9 million in capitalized internally developed software costs and a decrease of $1.5 million in contractor related costs. Research and development expenses as a percentage of revenue remained flat year-over-year.

We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our content cloud product offerings and services and migrate a larger portion of our development to lower cost region.

Sales and Marketing

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$331,400	$298,635	$32,765	11%
Percentage of revenue	33%	34%

The $32.8 million increase during the fiscal year was primarily due to increases of $17.1 million and $5.1 million in employee-related costs and allocated overhead costs, respectively, driven by an 11% increase in headcount, an increase of $7.9 million in commission expense, and an increase of $5.9 million in stock-based compensation expense. The increase in sales and marketing expenses was partially offset by a decrease of $2.0 million in data center and customer support costs to support our free users and a decrease of $1.9 million in marketing expenses. Sales and marketing expenses as a percentage of revenue decreased 100 basis points year-over-year.

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

General and Administrative

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative	$126,549	$135,316	$(8,767)	-6%
Percentage of revenue	13%	15%

The $8.8 million decrease during the fiscal year was primarily due to a decrease of $16.4 million in shareholder activism and acquisition-related fees and a decrease of $1.5 million in depreciation expense. The decrease in general and administrative expense was partially offset by an increase of $7.1 million in employee-related costs and an increase of $2.1 million in stock-based compensation expense. General and administrative expense as a percentage of revenue decreased 200 basis points year-over-year.

We expect our general and administrative expense to increase in absolute dollars but to decrease as a percentage of revenue over time as we benefit from greater operational efficiency.

Interest and Other Expense, Net

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest and other expense, net	$2,433	$9,838	$(7,405)	-75%

The $7.4 million decrease during the fiscal year was primarily due to an increase of $5.3 million in interest income from our certificates of deposit, money market funds, and marketable securities, a decrease of $1.8 million in interest expense primarily related to our finance leases, and a decrease of $0.3 million in foreign currency losses.

Provision for Income Taxes

	Year Ended January 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$7,624	$3,995	$3,629	91%

The $3.6 million increase during the fiscal year was primarily due to $2.4 million in higher foreign tax expense as a result of increased profitability, and $1.2 million increased state tax expense due to higher US taxable income as a result of the new requirement to capitalize research and development expenses.

Liquidity and Capital Resources

As of January 31, 2023, we had cash and cash equivalents, restricted cash, and short-term investments of $461.8 million. During the year ended January 31, 2023, we generated operating cash flow of $298.0 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents and short-term investments, together with our credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, public cloud obligations, repayment or refinancing of our debt obligations, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the years ended January 31, 2023, 2022, and 2021, our cash flows were as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Net cash provided by operating activities	$297,982	$234,818	$196,834
Net cash provided by (used in) investing activities	120,600	(239,368)	(16,383)
Net cash (used in) provided by financing activities	(396,495)	(172,861)	218,677

Operating Activities

For the year ended January 31, 2023, cash provided by operating activities was $298.0 million. The primary factors affecting our operating cash flows during this period were our net income of $26.8 million, non-cash charges of $185.6 million for stock-based compensation, $66.0 million for depreciation and amortization of our property and equipment and capitalized software, and $53.5 million for amortization of deferred commissions. Cash provided by operating activities during the year ended January 31, 2023 was further adjusted by net cash outflows of $36.3 million due to changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $55.0 million increase in deferred commissions resulting from capitalization of incremental commissions paid to our sales force, a $44.6 million decrease in operating lease liabilities primarily due to recurring lease payments, an $8.9 million increase in accounts receivable primarily due to timing of our cash collections, and a $5.7 million increase in other assets. This was partially offset by a $40.2 million decrease in operating right-of-use assets due to amortization and a $38.0 million increase in deferred revenue.

Investing Activities

Cash provided by investing activities of $120.6 million for the year ended January 31, 2023 was primarily driven by $240.0 million in maturities of short-term investments, partially offset by $102.1 million in purchases of short-term investments, $12.1 million of capitalized internally developed software costs, and $4.4 million of fixed asset purchases.

Financing Activities

Cash used in financing activities of $396.5 million for the year ended January 31, 2023 was primarily driven by $274.2 million in repurchases of our common stock, $93.9 million of employee payroll taxes paid related to net share settlement of stock awards, $40.4 million of principal payments of finance lease liabilities, and $15.1 million of dividend payments to preferred stockholders. This was partially offset by $32.2 million from issuances of common stock under our employee equity plans.

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

In connection with the pricing of the Notes, we entered into privately negotiated Capped Calls with certain counterparties. The Capped Calls each have a strike price of approximately $25.80 and initial cap prices of $35.58 per share, subject to certain adjustments.

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the "November 2017 Facility"). Pursuant to the terms of the amendment, the maturity date of borrowings under the November 2017 Facility is July 26, 2024, the revolving commitment is $65.0 million, and it provides for a sublimit for the issuance of letters of credit of $45.0 million. As of January 31, 2023, debt outstanding under the November 2017 Facility was $30.0 million.

Refer to Note 10 in Part II, Item 8 of this Annual Report on Form 10-K for detailed descriptions of the Notes and the November 2017 Facility.

Series A Convertible Preferred Stock

On April 7, 2021, we entered into an Investment Agreement with KKR and certain other investors relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value of $0.0001 per share, for an aggregate purchase price of $500 million, or $1,000 per share (the “Issuance”). The closing of the Issuance occurred on May 12, 2021. Refer to Note 11 in Part II, Item 8 of this Annual Report on Form 10-K for a detailed description of our Series A Convertible Preferred Stock.

Share Repurchase Plan

Between July 2021 and January 31, 2023, our board of directors authorized the repurchase of up to an aggregate of $760 million of shares of our Class A common stock. As of January 31, 2023, we had used $595.3 million to repurchase 23.6 million shares and approximately $140.9 million remained available for additional repurchases.

Off-Balance Sheet Arrangements

Through January 31, 2023, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces and data centers, (ii) obligations under finance leases for servers and related equipment for our data center operations, (iii) purchase obligations not recognized on the condensed consolidated balance sheet as of January 31, 2023, which relate primarily to public cloud infrastructure services and IT software and support services, and (iv) debt, including obligations under both our November 2017 Facility and Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 6, 9, and 10, respectively, in Part II, Item 8 of this Annual Report on Form 10-K.

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

We believe that of our significant accounting policies, which are described in Note 2 in Part II, Item 8 of this Annual Report on Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The estimates and assumptions included in our critical accounting policies have not changed during the year ended January 31, 2023 from those disclosed during the year ended January 31, 2022.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards granted to our employees and other service providers, including stock options, restricted stock units, restricted stock and purchase rights granted under our 2015 Equity Incentive Plan (the “2015 Plan”) and 2015 Employee Stock Purchase Plan (the “2015 ESPP”), based on the estimated fair value of the award on the grant date. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards and purchase rights granted under our 2015 Plan and 2015 ESPP. We use the market closing price of our Class A common stock as reported on the New York Stock Exchange for the fair value of restricted stock units granted after our initial public offering. We recognize the fair value of stock options and restricted stock units as an expense, net of estimated forfeitures, on a straight-line basis over the requisite service period. We recognize the fair value of purchase rights granted under our 2015 ESPP as an expense on a straight-line basis over the offering period.

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

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measure of non-GAAP free cash flow (as defined above) meets the definition of a non-GAAP financial measure.

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

Non-GAAP net income (loss) attributable to common stockholders and non-GAAP net income (loss) per share attributable to common stockholders

We define non-GAAP net income (loss) attributable to common stockholders as net income (loss) attributable to common stockholders excluding expenses related to stock-based compensation, acquired intangible assets amortization, undistributed earnings attributable to preferred stockholders and as applicable, other special items. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP net income (loss) attributable to common stockholders. These items include expenses related to certain litigation and the amortization of the issuance costs associated with our Notes, which are amortized as interest expense, because they are considered by management to be special items outside our core operating results. We define non-GAAP net income (loss) per share attributable to common stockholders as non-GAAP net income (loss) attributable to common stockholders divided by the weighted-average outstanding shares. Similarly, the same adjusting items specified in our reconciliation of GAAP to non-GAAP net income (loss) attributable to common stockholders are also excluded from the calculation of non-GAAP net income (loss) per share attributable to common stockholders.

Non-GAAP Free Cash Flow

We define non-GAAP free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internally developed software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP financial measures. We consider non-GAAP free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet; but it is not intended to represent the residual cash flow available for discretionary expenditures. The presentation of non-GAAP free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

Our reconciliation of the GAAP to non-GAAP financial measures for years ended January 31, 2023, 2022 and 2021 are as follows (in thousands, except per share data and percentages):

	Year Ended January 31,
	2023	2022	2021
GAAP operating income (loss)	$36,840	$(27,626)	$(37,642)
Stock-based compensation	185,632	178,974	154,292
Acquired intangible assets amortization	5,808	5,148	—
Acquisition-related expenses	53	1,282	790
Fees related to shareholder activism	(77)	15,644	1,402
Expenses related to litigation	722	—	—
Non-GAAP operating income	$228,978	$173,422	$118,842

GAAP operating margin	3.7%	(3.2)%	(4.9)%
Stock-based compensation	18.7	20.5	20.0
Acquired intangible assets amortization	0.6	0.6	—
Acquisition-related expenses	—	0.1	0.1
Fees related to shareholder activism	—	1.8	0.2
Expenses related to litigation	0.1	—	—
Non-GAAP operating margin	23.0%	19.8%	15.4%

GAAP net income (loss) attributable to common stockholders	$8,567	$(53,878)	$(43,433)
Stock-based compensation	185,632	178,974	154,292
Acquired intangible assets amortization	5,808	5,148	—
Acquisition-related expenses	53	2,349	790
Fees related to shareholder activism	(77)	15,644	1,402
Expenses related to litigation	722	—	—
Amortization of debt discount and issuance costs	1,888	1,878	647
Undistributed earnings attributable to preferred stockholders	(22,187)	(12,034)	—
Non-GAAP net income attributable to common stockholders	$180,406	$138,081	$113,698

GAAP net income (loss) per share attributable to common stockholders, basic and diluted	$0.06	$(0.35)	$(0.28)
Stock-based compensation	1.29	1.15	0.99
Acquired intangible assets amortization	0.04	0.03	—
Acquisition-related expenses	—	0.02	0.01
Fees related to shareholder activism	—	0.10	0.01
Expenses related to litigation	0.01	—	—
Amortization of debt discount and issuance costs	0.01	0.01	—
Undistributed earnings attributable to preferred stockholders	(0.15)	(0.08)	—
Non-GAAP net income per share attributable to common stockholders, basic	$1.26	$0.88	$0.73
Non-GAAP net income per share attributable to common stockholders, diluted	$1.20	$0.85	$0.70
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	143,592	155,598	155,849
Diluted	150,192	163,337	162,310

GAAP net cash provided by operating activities	$297,982	$234,818	$196,834
Purchases of property and equipment, net of sale proceeds	(4,433)	(4,702)	(9,052)
Principal payments of finance lease liabilities	(40,353)	(50,391)	(60,020)
Capitalized internal-use software costs	(14,751)	(9,486)	(7,438)
Non-GAAP free cash flow	$238,445	$170,239	$120,324
GAAP net cash provided by (used in) investing activities	$120,600	$(239,368)	$(16,383)
GAAP net cash (used in) provided by financing activities	$(396,495)	$(172,861)	$218,677

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $461.8 million as of January 31, 2023. Our cash and cash equivalents and short-term investments primarily consist of overnight cash deposits, money market funds, and U.S. treasury securities. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of January 31, 2023, we had total debt outstanding with a carrying amount of $30.0 million which approximates fair value. The revolving loans accrue interest at the London Interbank Offered Rate ("LIBOR") (based on one, three, or six-month interest periods) plus a margin ranging from 1.15% to 1.65%.

Effective September 5, 2019, we entered into a swap agreement with Wells Fargo Bank, National Association (the "Swap Agreement"), in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five year term of the agreement. As of January 31, 2023, our interest rate swap had a notional value of $30.0 million.

A hypothetical change in interest rates of 100 basis points after January 31, 2023 would not have a material impact on the combined net fair value of our outstanding debt and Swap Agreement.

Foreign Currency Risk

Approximately one-third of our revenue is represented by customer contracts denominated in foreign currencies, which include the Japanese Yen, Euro, and British Pound. As our foreign operations continue to grow, specifically in Japan, we have increasing exposure to fluctuations in foreign currency exchange rates.

These fluctuations can result in fluctuations in our total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon translation of these amounts into U.S. dollars. For the year ended January 31, 2023, total revenue was negatively impacted by approximately 390 basis points, compared to the corresponding prior period. For the year ended January 31, 2023, total cost of revenue and operating expenses were favorably impacted by approximately 130 basis points, compared to the corresponding prior period.

Additionally, our international subsidiaries maintain certain asset and liability balances as well as operating expenses that are denominated in foreign currencies other than the functional currency and as a result, may cause us to recognize transaction gains and losses in our statement of operations impacting our operating expenses which are recognized in interest and other expense, net on our condensed consolidated statements of operations. For the years ended January 31, 2023 and 2022, we incurred $3.4 million and $3.7 million, respectively, in foreign currency exchange losses. For the year ended January 31, 2021, we incurred foreign currency exchange gains of $2.5 million. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances and have not entered into derivatives or hedging transactions; however, we may do so in the future.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Box, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Box, Inc. (the Company) as of January 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the internal review and assessment of terms and conditions within contracts that would impact revenue recognition in accordance with ASC 606.

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

March 13, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Box, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Box, Inc.’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Box, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2023, and the related notes and our report dated March 13, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California

March 13, 2023

BOX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$428,465	$416,274
Short-term investments	32,783	170,000
Accounts receivable, net	264,515	256,312
Deferred commissions	48,040	46,025
Other current assets	32,960	27,953
Total current assets	806,763	916,564
Property and equipment, net	69,972	105,755
Operating lease right-of-use assets, net	131,172	172,808
Goodwill	73,863	74,466
Deferred commissions, non-current	71,999	72,884
Other long-term assets	53,396	49,532
Total assets	$1,207,165	$1,392,009
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$50,492	$58,942
Accrued compensation and benefits	44,086	54,705
Finance lease liabilities	29,318	41,235
Operating lease liabilities	47,752	44,608
Deferred revenue	544,179	519,485
Total current liabilities	715,827	718,975
Debt, net, non-current	369,351	367,463
Operating lease liabilities, non-current	118,001	168,192
Other long-term liabilities	37,847	44,586
Total liabilities	1,241,026	1,299,216
Commitments and contingencies (Note 9)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares authorized, issued and outstanding as of January 31, 2023 and 2022	489,990	487,880
Stockholders' deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 144,301 and 145,081 shares issued and outstanding as of January 31, 2023 and 2022, respectively	14	15
Additional paid-in capital	818,996	972,020
Accumulated other comprehensive loss	(7,065)	(4,543)
Accumulated deficit	(1,335,796)	(1,362,579)
Total stockholders' deficit	(523,851)	(395,087)
Total liabilities, convertible preferred stock and stockholders' deficit	$1,207,165	$1,392,009

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2023	2022	2021
Revenue	$990,874	$874,332	$770,770
Cost of revenue	252,556	249,484	224,738
Gross profit	738,318	624,848	546,032
Operating expenses:
Research and development	243,529	218,523	201,262
Sales and marketing	331,400	298,635	275,742
General and administrative	126,549	135,316	106,670
Total operating expenses	701,478	652,474	583,674
Income (loss) from operations	36,840	(27,626)	(37,642)
Interest and other expense, net	(2,433)	(9,838)	(4,584)
Income (loss) before provision for income taxes	34,407	(37,464)	(42,226)
Provision for income taxes	7,624	3,995	1,207
Net income (loss)	26,783	(41,459)	(43,433)
Accretion and dividend on series A convertible preferred stock	(17,110)	(12,419)	—
Undistributed earnings attributable to preferred stockholders	(1,106)	—	—
Net income (loss) attributable to common stockholders	$8,567	$(53,878)	$(43,433)
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.06	$(0.35)	$(0.28)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	143,592	155,598	155,849
Diluted	150,192	155,598	155,849

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended January 31,
	2023	2022	2021
Net income (loss)	$26,783	$(41,459)	$(43,433)
Other comprehensive loss:
Net foreign currency translation loss	(3,992)	(4,796)	411
Other	1,470	1,191	(1,042)
Other comprehensive loss:	(2,522)	(3,605)	(631)
Comprehensive income (loss)	$24,261	$(45,064)	$(44,064)

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of January 31, 2020	—	—	150,611	15	1,300,895	(307)	(1,278,246)	22,357
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	9,240	1	(19,905)	—	—	(19,904)
Stock-based compensation related to stock awards	—	—	—	—	151,873	—	—	151,873
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	68,576	—	—	68,576
Purchase of capped calls related to convertible senior notes	—	—	—	—	(27,773)	—	—	(27,773)
Other comprehensive loss	—	—	—	—	—	(631)	—	(631)
Net loss	—	—	—	—	—	—	(43,433)	(43,433)
Balance as of January 31, 2021	—	—	159,851	16	1,473,666	(938)	(1,321,679)	151,065
Cumulative adjustment due to adoption of ASU 2020-06	—	—	—	—	(68,576)	—	559	(68,017)
Stock consideration in connection with fiscal 2022 acquisition	—	—	—	—	10,000	—	—	10,000
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	7,827	1	(32,010)	—	—	(32,009)
Stock-based compensation related to stock awards	—	—	—	—	170,149	—	—	170,149
Series A convertible preferred stock, net of issuance costs	500	485,080	—	—	—	—	—	—
Accretion and dividend on series A convertible preferred stock	—	2,800	—	—	(12,419)	—	—	(12,419)
Repurchases of common stock	—	—	(22,597)	(2)	(568,790)	—	—	(568,792)
Other comprehensive loss	—	—	—	—	—	(3,605)	—	(3,605)
Net loss	—	—	—	—	—	—	(41,459)	(41,459)
Balance as of January 31, 2022	500	487,880	145,081	15	972,020	(4,543)	(1,362,579)	(395,087)
Stock consideration in connection with fiscal 2022 acquisition	—	—	559	—	—	—	—	—
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	8,881	—	(62,336)	—	—	(62,336)
Stock-based compensation related to stock awards	—	—	—	—	193,475	—	—	193,475
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	2,110	—	—	(17,110)	—	—	(17,110)
Repurchases of common stock	—	—	(10,220)	(1)	(267,053)	—	—	(267,054)
Other comprehensive loss	—	—	—	—	—	(2,522)	—	(2,522)
Net income	—	—	—	—	—	—	26,783	26,783
Balance as of January 31, 2023	500	489,990	144,301	14	818,996	(7,065)	(1,335,796)	(523,851)

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,783	$(41,459)	$(43,433)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,988	78,234	75,478
Stock-based compensation expense	185,632	178,974	154,292
Amortization of deferred commissions	53,522	45,866	36,053
Other	2,312	2,862	1,071
Changes in operating assets and liabilities
Accounts receivable, net	(8,931)	(27,224)	(18,875)
Deferred commissions	(54,987)	(59,240)	(48,041)
Operating lease right-of-use assets, net	40,155	41,825	40,726
Other assets	(5,710)	(16,053)	6,348
Accounts payable, accrued expenses, and other liabilities	(252)	15,325	(2,824)
Operating lease liabilities	(44,555)	(47,389)	(45,725)
Deferred revenue	38,025	63,097	41,764
Net cash provided by operating activities	297,982	234,818	196,834
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(102,088)	(170,000)	—
Maturities of short-term investments	240,000	—	—
Purchases of property and equipment, net of sale proceeds	(4,433)	(4,702)	(9,052)
Capitalized internal-use software costs	(12,064)	(5,785)	(7,438)
Acquisitions, net of cash acquired	—	(59,395)	—
Other	(815)	514	107
Net cash provided by (used in) investing activities	120,600	(239,368)	(16,383)
CASH FLOWS FROM FINANCING ACTIVITIES:
Series A convertible preferred stock, net of issuance costs	(103)	485,080	—
Repurchases of common stock	(274,172)	(561,571)	—
Proceeds from issuance of convertible debt, net of issuance costs paid	—	(478)	336,375
Purchase of capped calls related to convertible debt	—	—	(27,773)
Proceeds from borrowings, net of borrowing costs	—	(171)	30,000
Principal payments on borrowings	—	—	(40,000)
Payments of dividends to preferred stockholders	(15,057)	(9,619)	—
Proceeds from issuances of common stock under employee equity plans	32,187	25,373	28,856
Employee payroll taxes paid for net settlement of stock awards	(93,910)	(57,383)	(48,761)
Principal payments of finance lease liabilities	(40,353)	(50,391)	(60,020)
Other	(5,087)	(3,701)	—
Net cash (used in) provided by financing activities	(396,495)	(172,861)	218,677
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,935)	(1,212)	797
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,152	(178,623)	399,925
Cash, cash equivalents, and restricted cash, beginning of period(1)	416,888	595,511	195,586
Cash, cash equivalents, and restricted cash, end of period(1)	$429,040	$416,888	$595,511
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,754	$4,690	$7,481
Cash paid for income taxes, net of tax refunds	7,044	2,009	1,472

(1) Restricted cash is included in other current assets in the consolidated balance sheets for the periods presented.

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the fair value of acquired intangible assets, useful lives of acquired intangible assets and property and equipment, the standalone selling price allocation included in contracts with multiple performance obligations, the expected benefit period for deferred commissions, the useful life of capitalized internal-use software costs, the incremental borrowing rate we use to determine our lease liabilities, the valuation allowance of deferred income tax assets, and unrecognized tax benefits, among others. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Cost of Revenue

Cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, public cloud infrastructure costs, depreciation of servers and equipment, security services and other tools, as well as amortization expense associated with capitalized internally developed software and acquired technology. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount.

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

We deferred sales commissions costs of $55.0 million, $59.2 million and $48.0 million during the years ended January 31, 2023, 2022 and 2021, respectively, and amortized $53.5 million, $45.9 million and $36.1 million of deferred commissions during the same periods respectively.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed deposit insurance coverage limits.

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of January 31, 2023 and 2022, one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue in the years ended January 31, 2023, 2022, and 2021.

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

Geographic Locations

For the years ended January 31, 2023, 2022 and 2021, revenue attributable to customers in the United States was 67%, 68% and 72%, respectively. For the years ended January 31, 2023, 2022 and 2021 revenue attributable to customers in Japan was 19%, 18%, and 14%, respectively.

As of January 31, 2023 and 2022, substantially all of our property and equipment was located in the United States.

Foreign Currency Translation and Transactions

The functional currency of our principal foreign subsidiary is the U.S. dollar; for the other foreign subsidiaries, the functional currency is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements of our foreign subsidiaries into U.S. dollars are recorded as part of a separate component of the consolidated statements of comprehensive income (loss). Foreign currency transaction gains and losses are included within interest and other expense, net, in the consolidated statements of operations for the period. Monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Translation adjustments were $8.5 million and $4.5 million as of January 31, 2023 and 2022, respectively. We incurred $3.4 million and $3.7 million in foreign currency exchange losses during the year ended January 31, 2023 and 2022, respectively. We incurred $2.5 million in foreign currency exchange gains during the year ended January 31, 2021.

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

Marketable Securities

We classify our marketable securities as available-for-sale securities as we may sell these securities at any time for use in operations or for other purposes. We record such securities at fair value in our consolidated balance sheet, with unrealized gains or losses reported as a component of accumulated other comprehensive loss. The amount of unrealized gains or losses reclassified into earnings is based on specific identification when the securities are sold. We periodically evaluate if any security has experienced credit-related declines in fair value, which are recorded against an allowance for credit losses with an offsetting entry to interest and other expense, net on the consolidated statement of operations.

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

Accounts Receivable and Related Allowance

Accounts receivable are recorded at the invoiced amounts and do not bear interest. We maintain an allowance for estimated losses inherent in our accounts receivable portfolio. We assess the collectability of the accounts by taking into consideration the aging of our trade receivables, historical experience, reasonable and supportable forecasts of future economic conditions, and management judgment. We write off trade receivables against the allowance when management determines a balance is uncollectible and no longer intends to actively pursue collection of the receivable.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term. Depreciation commences once the asset is ready to be placed in service. Construction in progress is primarily related to the construction or development of property and equipment which have not yet been placed in service for their intended use.

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

Operating leases are reflected in operating lease right-of-use assets, operating lease liabilities, and operating lease liabilities, non-current on our consolidated balance sheets. Finance leases are included in property and equipment, net, finance lease liabilities, and other long-term liabilities on our consolidated balance sheets.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the years ended January 31, 2023, 2022 and 2021 were $14.7 million, $16.6 million and $15.0 million, respectively.

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

The 2017 Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by foreign subsidiaries. We elected to account for the income tax effects of GILTI as a period cost in the year the tax is incurred.

Recently Adopted and Issued Accounting Pronouncements

There were no recently adopted or issued accounting pronouncements that had a material impact on our consolidated financial statements for the year ended January 31, 2023.

Note 3. Revenue

Deferred Revenue

Deferred revenue was $566.6 million and $534.2 million as of January 31, 2023 and 2022, respectively. During the years ended January 31, 2023 and 2022, we recognized $521.3 million and $443.9 million of revenue that was included in the deferred revenue balance as of January 31, 2022 and 2021, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of January 31, 2023, we had remaining performance obligations from contracts with customers of $1.2 billion. We expect to recognize revenue on 59% of these remaining performance obligations over the next 12 months, with the substantial majority of the remaining balance expected to be recognized within 24 months.

Note 4. Fair Value of Financial Instruments

Fair Value Measurements of Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

Financial assets subject to the fair value disclosure requirements are included in the table below. All of our financial assets are classified as level 1. The amortized cost, unrealized loss, and estimated fair value of marketable securities were as follows (in thousands):

	January 31, 2023
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$181,513	$—	$181,513
U.S. treasury securities	16,908	(2)	16,906
Total cash equivalents	$198,421	$(2)	$198,419
Short-term investments:
U.S. treasury securities	$32,803	$(20)	$32,783
Total short-term investments	$32,803	$(20)	$32,783
Total cash equivalents and short-term investments	$231,224	$(22)	$231,202

	January 31, 2022
	Amortized Cost	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$202,446	$—	$202,446

As of January 31, 2023, contractual maturities of marketable securities were all within one year.

As of January 31, 2023, we do not consider any portion of the unrealized losses to be credit losses.

As of January 31, 2022, we had certificates of deposit for a total of $170 million, with original maturities of more than three months and less than twelve months that are classified as short-term investments in our consolidated balance sheet. We did not have any certificates of deposit as of January 31, 2023.

Fair Value Measurements of Other Financial Instruments

In November 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility). As of January 31, 2023 and 2022, we had total debt outstanding relating to the November 2017 Facility with a carrying amount of $30.0 million. The estimated fair value of the November 2017 Facility, which we have classified as a Level 2 financial instrument, approximates its carrying value.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. The fair value of the Notes is determined using observable market prices. The fair value of the Notes, which we have classified as a Level 2 instrument, was $462.9 million and $413.1 million as of January 31, 2023 and 2022, respectively.

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	January 31,
	2023	2022
Data center equipment	$353,519	$353,787
Leasehold improvements	79,319	75,981
Computer-related equipment and software	21,436	20,935
Furniture and fixtures	15,301	14,421
Construction in progress	2,362	6,324
Total property and equipment	471,937	471,448
Less: accumulated depreciation	(401,965)	(365,693)
Total property and equipment, net	$69,972	$105,755

As of January 31, 2023, the gross carrying amount of property and equipment included $258.3 million of data center equipment acquired under finance leases and the accumulated depreciation of property and equipment acquired under these finance leases was $226.2 million. As of January 31, 2022, the gross carrying amount of property and equipment included $258.8 million of data center equipment and construction in progress acquired under finance leases and the accumulated depreciation of property and equipment acquired under these finance leases was $196.6 million.

Depreciation expense related to property and equipment was $51.2 million, $63.9 million and $68.1 million for the years ended January 31, 2023, 2022 and 2021, respectively.

Operating Lease Right-of-Use Assets, Net

Operating lease right-of-use assets, net consisted of the following (in thousands):

	January 31,
	2023	2022
Operating lease right-of-use assets	$288,121	$290,808
Less: accumulated amortization	(156,949)	(118,000)
Operating lease right-of-use assets, net	$131,172	$172,808

Note 6. Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and data centers with lease periods expiring primarily between fiscal years 2024 and 2034. Certain of these arrangements have free or escalating rent payment provisions and optional renewal or termination clauses. Our operating leases typically include variable lease payments, which are primarily comprised of common area maintenance and utility charges for our offices and power and network connections for our data centers, that are determined based on actual consumption. Our operating lease agreements do not contain any residual value guarantees, covenants, or other restrictions.

We also entered into various finance lease arrangements to obtain servers and related equipment for our data center operations. These agreements are primarily for four years and certain of these arrangements have optional renewal or termination clauses. The leases are secured by the underlying leased servers and related equipment. In November 2022, we modified our finance leases to reflect our intent to exercise the purchase options at the end of the term of each finance lease. This resulted in an increase of $8.7 million to property and equipment, net and increases of $6.6 million and $2.1 million to finance lease liabilities and other long-term liabilities, respectively.

We sublease certain floors of our Redwood City and London offices. Our current subleases have total lease terms ranging from 30 to 96 months that will expire at various dates by fiscal year 2026.

The components of lease cost, which were included in operating expenses in our consolidated statements of operations, were as follows (in thousands):

	Year End January 31,
	2023	2022
Finance lease cost:
Amortization of finance lease right-of-use assets	$40,526	$51,907
Interest on finance lease liabilities	2,112	3,913
Operating lease cost, gross	49,965	53,052
Variable lease cost, gross	8,882	8,995
Sublease income	(9,035)	(10,787)
Total lease cost	$92,450	$107,080

Supplemental cash flow information related to leases was as follows (in thousands):

	Year End January 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$54,260	$58,527
Operating cash flows for finance leases	1,962	3,923
Financing cash flows for finance leases	40,353	50,391
Right-of-use assets obtained in exchange of lease obligations
Operating leases	$197	$20,296
Finance leases	10,225	3,501

Supplemental information related to the remaining lease term and discount rate was as follows:

	January 31,
	2023	2022
Weighted-average remaining lease term (in years)
Operating leases	4.47	5.15
Finance leases	0.78	1.56

Weighted-average discount rate
Operating leases	5.26%	5.09%
Finance leases	5.46%	4.55%

As of January 31, 2023, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)	Finance Leases
2024	$55,518	$30,430
2025	34,768	2,622
2026	30,867	—
2027	29,854	—
2028	25,620	—
Thereafter	10,364	—
Total lease payments	$186,991	$33,052
Less: imputed interest	$(21,238)	$(917)
Present value of total lease liabilities	$165,753	$32,135
(1)
Non-cancellable sublease proceeds for the years ending January 31, 2024, 2025 and 2026 of $6.8 million, $6.9 million and $1.0 million, respectively, are not included in the table above.

As of January 31, 2023, we had two operating leases for our office spaces that have not yet commenced. These operating leases have aggregated undiscounted future payments of $40.6 million and lease terms ranging from nine to ten years. These operating leases will commence during fiscal year 2024 and 2025. We did not reflect these operating leases on the consolidated balance sheet as of January 31, 2023 and the tables above. We did not have any finance leases that have not yet commenced as of January 31, 2023.

Note 7. Acquisitions

Results of operations for the acquisitions described in this Note have been included in our consolidated statements of operations since the acquisition dates and were not material. Pro forma results of operations for these acquisitions have not been presented because they were also not material to the consolidated results of operations.

We did not have any material acquisitions during the year ended January 31, 2023.

Fiscal Year 2022

SignRequest B.V.

On February 8, 2021, we completed the acquisition of SignRequest B.V. (SignRequest), an e-signature provider, for total aggregate consideration of $54.3 million comprised of a combination of cash and shares of our Class A common stock. Box acquired SignRequest to develop Box Sign, an e-signature capability that was developed using SignRequest’s technology and natively integrated into Box.

The consideration paid was $44.3 million of cash and 559,366 shares of our Class A common stock valued at $10.0 million. The shares of our Class A common stock were issued one year after the closing date of the acquisition.

Under the acquisition method of accounting, the total final purchase price was allocated to SignRequest’s net tangible and intangible assets based upon their estimated fair values as of the acquisition date. Of the total purchase price, $43.4 million was allocated to goodwill, $14.9 million to the acquired developed technology, $2.5 million to deferred tax liability and the remainder to net liabilities assumed, which were not material. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of the acquired developed technology into the Box service. Goodwill is non-deductible for tax purposes.

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

Under the acquisition method of accounting, the total final purchase price was allocated to Cloud FastPath’s net tangible and intangible assets based on their estimated fair values as of the date of purchase. Of the total purchase price, $13.2 million was allocated to goodwill, $5.8 million to the acquired developed technology, $4.8 million to deferred revenue and the remainder to net assets assumed, which were not material. The goodwill recognized was primarily attributed to increased synergies that are expected to be achieved from the integration of the acquired developed technology into the Box service. Goodwill is deductible for tax purposes.

Note 8. Goodwill and Acquired Intangible Assets

Goodwill was $73.9 million and $74.5 million as of January 31, 2023 and 2022, respectively, and included the acquisitions of SignRequest and Cloud FastPath described in Note 7 and others. Goodwill balances were impacted by the effect of foreign currency translation. We did not record any goodwill impairment during the years ended January 31, 2023 and 2022.

Acquired intangible assets are included in other long-term assets in the consolidated balance sheets. Acquired intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life (Years)	Gross Value	Accumulated Amortization	Net Carrying Value
Balance as of January 31, 2022	3.31	$22,711	$(5,003)	$17,708
Developed technology		160	(5,808)	(5,648)
Balance as of January 31, 2023	2.31	$22,871	$(10,811)	$12,060

Acquired intangible assets are amortized on a straight-line basis over the useful life. Amortization of acquired developed technology is included in cost of revenue in the consolidated statements of operations.

As of January 31, 2023, expected amortization expense for acquired intangible assets was as follows (in thousands):

Years ending January 31:
2024	$5,808
2025	3,490
2026	2,762
Total	$12,060

Note 9. Commitments and Contingencies

Letters of Credit

As of January 31, 2023 and 2022, we had letters of credit in the aggregate amount of $18.6 million in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 10.

Purchase Obligations

Our purchase obligations relate primarily to infrastructure services and IT software and support services costs. As of January 31, 2023, future payments under non-cancellable contractual purchases, which were not recognized on our consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Years ending January 31:
2024	$7,977
2025	112,785
2026	5,418
2027	264,586
Total	$390,766

Our contracts for infrastructure services and IT software, which have terms ranging from 2 to 8 years, support our long-term goals of improving gross margin. In addition to the purchase obligations included above, as of January 31, 2023, we recognized a total of $19.0 million related to non-cancellable contractual purchases, which were included in accounts payable, accrued expenses and other current liabilities, and other long-term liabilities on the consolidated balance sheet. $15.6 million, $1.7 million and $1.7 million is due to be paid in the years ending January 31, 2024, 2025 and 2026, respectively.

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of January 31, 2023.

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

As of January 31, 2023, the conditions allowing holders of the Notes to convert were not met.

The net carrying amount of the Notes consisted of the following (in thousands):

	January 31,	January 31,
	2023	2022
Principal	$345,000	$345,000
Unamortized issuance costs	(5,649)	(7,537)
Net carrying amount	$339,351	$337,463

Issuance costs are being amortized to interest expense over the term of the Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs is 0.56%. For the years ended January 31, 2023 and 2022, interest expense recognized related to the Notes was not material.

Capped Calls

In connection with the pricing of the Notes, we entered into privately negotiated Capped Calls. The Capped Calls each have a strike price of approximately $25.80 per share, subject to certain adjustments, which correspond to the initial conversion price of the Notes. The Capped Calls have initial cap prices of $35.58 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 13.4 million shares of our Class A common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ deficit and are not accounted for as derivatives. The cost of $27.8 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

Line of Credit

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility). Pursuant to the terms of the November 2017 Facility, the maturity date of borrowings is July 26, 2024, the revolving commitment is $65.0 million, and the agreement provides for a sublimit for the issuance of letters of credit of $45.0 million. The revolving loans accrue interest at a LIBOR rate (based on one, three or six-month interest periods) plus a margin ranging from 1.15% to 1.65%. The margin is determined based on the senior secured leverage ratio, as defined in the November 2017 Facility. Borrowings under the November 2017 Facility are collateralized by substantially all of our assets. The November 2017 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement. Additionally, the November 2017 Facility contains customary affirmative and negative covenants.

As of January 31, 2023, we had total debt outstanding with a carrying amount of $30.0 million and we were in compliance with all financial covenants.

Interest expense in connection with the November 2017 Facility includes interest charges for our line of credit, amortization of issuance costs, and unused commitment fees on our line of credit. For the years ended January 31, 2023 and 2022, interest expense recognized related to the November 2017 Facility was not material.

Derivative Instruments and Hedging

In association with our November 2017 Facility, we are required to make variable rate interest payments based on a contractually specified interest rate index (e.g., LIBOR). The variable rate interest payments create interest rate risk as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the loan. To minimize our risk exposure due to the volatility of the interest rate index, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association, effective as of September 5, 2019. This agreement, which is designated as a cash flow hedge, has a maturity of five years. Under the Swap Agreement, we have hedged a portion of the variable interest payments by effectively fixing our interest payments over the term of the agreement. As of January 31, 2023, our interest rate swap had a notional value of $30.0 million.

Note 11. Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Common Stock

The holder of each share of Class A common stock is entitled to 1 vote per share. As of January 31, 2023 and 2022, we had authorized 1,000,000,000 shares of Class A common stock, par value of $0.0001 per share. 144,301,040 and 145,080,983 shares of Class A common stock were issued and outstanding as of January 31, 2023 and 2022, respectively.

Preferred Stock

As of January 31, 2023 and 2022, we had authorized 100,000,000 shares of undesignated preferred stock, par value of $0.0001 per share. 500,000 shares of Series A Convertible Preferred Stock were issued and outstanding as of January 31, 2023 and 2022.

Treasury Stock

As of January 31, 2023 and 2022, we held an aggregate of 3,107,809 shares of common stock as treasury stock.

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

We have applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and have therefore classified the Series A Preferred Stock as mezzanine equity. The Series A Preferred Stock was recorded outside of stockholders’ deficit because the shares may be redeemed at the option of the holders and that redemption option is not solely within our control. Upon issuance, we recorded the Series A Preferred Stock, net of issuance costs. We have elected to accrete the issuance costs through the date the shares can first be redeemed at the option of the holders, which is the seventh anniversary of the Closing Date using the effective interest rate method. During the years ended January 31, 2023 and 2022, we recognized accretion of $2.1 million and $1.5 million, respectively.

During the years ended January 31, 2023 and 2022, we had paid cash dividends to our Series A Preferred Stockholders in the amount of $15.0 million and $9.6 million, respectively. As of January 31, 2023, we had accrued dividends of $1.3 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position.

Share Repurchase Plan

Between July 2021 and January 31, 2023, our board of directors authorized the repurchase of up to an aggregate of $760 million of shares of our Class A common stock. As of January 31, 2023, we had used approximately $595.3 million to repurchase 23.6 million shares and approximately $140.9 million remained available for additional repurchases. During the year ended January 31, 2023, we repurchased 10.2 million shares at a weighted average price of $26.10 per share for a total amount of $266.7 million.

Note 12. Stock-Based Compensation

Employee Equity Plans

In January 2015, our board of directors adopted the 2015 Plan, which became effective prior to the completion of our initial public offering (IPO). Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our board of directors at the time of grant. Generally, our restricted stock units vest over four years and, (a) for employee new hire restricted stock unit grants, twenty-five percent vest one year from the vesting commencement date and continue to vest 1/16th per quarter thereafter; or (b) for employee refresh restricted stock unit grants, 1/16th per quarter vest from the vesting commencement date. As of January 31, 2023, 30,692,156 shares were reserved for future issuance under the 2015 Plan.

In January 2015, our board of directors adopted the 2015 ESPP, which became effective prior to the completion of our IPO. The 2015 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount of up to 15% through payroll deductions of their eligible compensation, subject to any plan limitations. The 2015 ESPP provides for 24-month offering periods beginning March 16 and September 16 of each year, and each offering period consists of four six-month purchase periods.

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of January 31, 2023, 5,292,010 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2021	6,617,037	$10.77	3.77	$48,098
Options granted	—	—
Options exercised	(886,644)	4.54
Options forfeited/cancelled	(3,500)	4.63
Balance as of January 31, 2022	5,726,893	$11.74	3.04	$82,481
Options granted	—	—
Options exercised	(2,703,830)	4.78
Options forfeited/cancelled	(650,000)	20.28
Balance as of January 31, 2023	2,373,063	$17.32	3.81	$34,820
Vested and expected to vest as of January 31, 2023	2,371,974	$17.32	3.80	$34,807
Exercisable as of January 31, 2023	2,350,469	$17.30	3.78	$34,539

Shares Subject to Options Outstanding Weighted-Average Weighted-Remaining Average Exercise Contractual Life Aggregate Shares Price (Years) Intrinsic Value (in thousands) Balance as of January 31, 2019 Options granted Option exercised Options forfeited/cancelled Balance as of January 31, 2020 Options granted Option exercised Options forfeited/cancelled Balance as of January 31, 2021 Vested and expected to vest as of January 31, 2021 Exercisable as of January 31, 2021 9,096,961 $9.01 4.97 $ 108,731 577,082 19.89 (659,34) 9.05 (242,110) 17.63 8,772,585 $ 9.48 4.27 $ 60,221 31,666 12.48 (1,994,667) 5.14 (192,547) 10.73 6,617,037 $ 10.773.77 $ 48,098 6,554,892 $ 10.68 3.74 $ 48,092 5,348,780 $ 8.59 2.87 $ 47,974

The aggregate intrinsic value of options vested and expected to vest and exercisable as of January 31, 2023 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the years ended January 31, 2023, 2022 and 2021 was $60.0 million, $17.9 million, and $28.0 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the years ended January 31, 2023, 2022 and 2021 was not material. There were no options granted to employees during the years ended January 31, 2023 and 2022. The weighted-average grant date fair value of options granted to employees during the year ended January 31, 2021 was $5.41 per share.

As of January 31, 2023, the unrecognized stock-based compensation expense related to outstanding stock options granted to employees was not material.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2021	14,330,678	$17.68
Granted	11,357,469	24.26
Vested	(6,816,896)	19.66
Forfeited/cancelled	(4,030,338)	19.39
Unvested balance - January 31, 2022	14,840,913	$21.35
Granted	9,766,906	28.09
Vested	(7,890,038)	22.70
Forfeited/cancelled	(2,052,028)	22.95
Unvested balance - January 31, 2023	14,665,753	$24.89

er of Weighted- Restricted Average Stock Units Grant Date Outstanding Fair Value Unvested balance - January 31, 2019 18,098,707 $ 19.35 Granted 12,436,586 18.81 Vested, net of shares withheld for employee payroll taxes (4,166,907) 19.92 Forfeited/cancelled (4,560,279) 19.77 Unvested balance - January 31, 2020 21,808,107 $ 18.85 Granted 10,702,574 15.82 Vested, net of shares withheld for employee payroll taxes (5,100,239) 18.28 Forfeited/cancelled (13,079,764) 17.87 Unvested balance - January 31, 2021 14,330,678 $ 17.68

As of January 31, 2023, there was $337.1 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.66 years.

Performance-Based Restricted Stock Units

We use performance-based incentives for certain employees, including our named executive officers, to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals. Based on a review of our actual achievement of the pre-established corporate financial objectives and additional inputs from our Compensation Committee, the executive bonus plan for fiscal year 2022 was determined, settled and paid out in the first quarter of fiscal year 2023 in the form of fully vested restricted stock units. During the first quarter of fiscal year 2023, our Compensation Committee also adopted and approved the performance criteria and targets for the executive bonus plan for fiscal year 2023, which is expected to be paid out in the form of cash and fully vested restricted stock units in the first quarter of fiscal year 2024.

During the years ended January 31, 2023 and 2022, we recognized stock-based compensation expense related to the executive bonus plans in the amount of $14.9 million and $20.3 million, respectively. The unrecognized compensation expense related to the ungranted and unvested executive bonus plan for fiscal year 2023 is $2.7 million, based on the expected performance against the pre-established corporate financial objectives as of January 31, 2023, which is expected to be recognized during the first quarter of fiscal year 2024.

2015 ESPP

As of January 31, 2023, there was $11.8 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended January 31,
	2023	2022	2021
Cost of revenue	$17,816	$20,093	$18,936
Research and development	68,900	68,063	61,145
Sales and marketing	58,448	52,547	42,015
General and administrative	40,468	38,271	32,196
Total stock-based compensation	$185,632	$178,974	$154,292

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

We estimated the fair value of employee stock options and 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2023			2022			2021
Employee Stock Options
Expected term (in years)			N/A			N/A			5.8
Risk-free interest rate			N/A			N/A			0.6%
Volatility			N/A			N/A			46%
Dividend yield			N/A			N/A			0%
Employee Stock Purchase Plan
Expected term (in years)	0.5	–	2.0	0.5	–	2.0	0.5	–	2.0
Risk-free interest rate	0.9%	–	4.0%	0.1%	–	0.2%	0.1%	–	0.4%
Volatility	33%	–	44%	36%	–	52%	44%	–	54%
Dividend yield			0%			0%			0%

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

Note 13. Net Income (Loss) per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended January 31,
	2023	2022	2021

Numerator:
Net income (loss)	$26,783	$(41,459)	$(43,433)
Accretion and dividend on series A convertible preferred stock	(17,110)	(12,419)	—
Undistributed earnings attributable to preferred stockholders	(1,106)	—	—
Net income (loss) attributable to common stockholders, basic and diluted	8,567	(53,878)	(43,433)

Denominator:
Weighted-average number of shares used to compute net income (loss) per share attributable to common stockholders, basic	143,592	155,598	155,849
Weighted-average number of shares used to compute net income (loss) per share attributable to common stockholders, diluted	150,192	155,598	155,849

Net income (loss) per share attributable to common stockholders, basic and diluted	$0.06	$(0.35)	$(0.28)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended January 31,
	2023	2022	2021
Options to purchase common stock	—	5,189	5,225
Restricted stock units	87	16,173	17,029
Employee stock purchase plan	831	1,281	1,776
Shares related to convertible preferred stock	18,540	13,561	—
Shares related to the convertible senior notes	—	147	658
Total	19,458	36,351	24,688

Note 14. Income Taxes

The components of loss before provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
United States	$(7,103)	$(51,497)	$(38,928)
Foreign	41,510	14,033	(3,298)
Total	$34,407	$(37,464)	$(42,226)

The components of the provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	1,431	245	205
Foreign	4,546	5,660	1,351
Total	$5,977	$5,905	$1,556
Deferred:
Federal	$58	$124	$83
State	65	—	4
Foreign	1,524	(2,034)	(436)
Total	$1,647	$(1,910)	$(349)
Provision for income taxes	$7,624	$3,995	$1,207

The following is a reconciliation of the difference between the effective income tax rate and the federal statutory rate of 21% (in thousands):

	Year Ended January 31,
	2023	2022	2021
Tax benefit at federal statutory rate	$7,225	$(7,867)	$(8,867)
State taxes, net of federal benefit	(1,794)	(2,766)	6,798
Foreign rate difference	14,304	1,213	1,676
Nondeductible expenses	893	361	675
Research and development credit	(6,870)	(5,842)	(6,487)
Change in reserve for unrecognized tax benefits	6,870	5,842	6,487
Stock-based compensation	(7,069)	(691)	4,942
Intra-group transfer of intellectual property	—	1,067	—
Change in valuation allowance, including the effect of tax rate change	(5,995)	31,613	2,301
Effect of tax rate change on deferred tax assets	—	(19,284)	(6,524)
Other	60	349	206
Total provision for income taxes	$7,624	$3,995	$1,207

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2023	2022
Deferred tax assets:
Net operating loss carryover	$237,044	$262,735
Accruals and reserves	4,597	7,231
Stock-based compensation	10,971	15,103
Section 59(e) capitalized research and development	52,476	27,949
Depreciation and amortization	15,015	11,939
Operating lease liabilities	40,361	51,564
Tax credit carryover	4,325	4,325
Other	1,320	1,216
Total deferred tax assets	366,109	382,062
Valuation allowance	(331,934)	(337,929)
Total deferred tax assets, net of valuation allowance	34,175	44,133
Deferred tax liabilities:
Operating lease right-of-use assets, net	(31,432)	(41,196)
Deferred commissions	(2,436)	(1,059)
Goodwill with indefinite life amortization	(1,166)	(867)
Total deferred tax liabilities	(35,034)	(43,122)
Net deferred tax assets	$(859)	$1,011

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, we have established a full valuation allowance against our U.S. and United Kingdom deferred tax assets to the extent they are not offset by liabilities from uncertain tax positions based on our history of losses. During the years ended January 31, 2023 and 2022, the valuation allowance decreased by $6.1 million and increased by $51.2 million, respectively.

Provisions enacted in the 2017 Tax Cuts and Jobs Act related to the capitalization for tax purposes of research and experimental (“R&E”) expenditures became effective for tax years beginning after December 31, 2021. Beginning February 1, 2022, all U.S. and non-U.S. based R&E expenditures must be capitalized and amortized over five and fifteen years, respectively. Beginning this year, we began capitalizing and amortizing R&E expenditures over five years for domestic research and 15 for international research rather than expensing these cost as incurred. As a result, we recorded a net deferred tax asset of $37.0 million related to the capitalization requirement in the current year.

As of January 31, 2023, we had federal, state and foreign net operating loss carryforwards of $587.8 million, $557.1 million and $304.8 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards generated prior to fiscal year 2019 will expire at various dates beginning in 2033, if not utilized. We have federal net operating loss carryforwards of $125.3 million, which can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2024, if not utilized. The foreign net operating loss carryforwards do not expire. In addition, as of January 31, 2023, we had federal and state research and development tax credit carryforwards of $51.8 million and $54.5 million, respectively. The federal research and development tax credit carryforwards will expire beginning in 2025, if not utilized. The state research and development tax credit carryforwards do not expire.

Utilization of the federal and state net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. We completed a Section 382 ownership change analysis covering the fiscal year 2016 to fiscal year 2021 tax periods, which concluded that our net operating losses are not permanently limited. Subsequent ownership changes may further affect the limitation in future years but we do not expect that the annual limitations will significantly impact our ability to utilize net operating loss or tax credit carryforward.

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

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Unrecognized tax benefits—beginning of period	$90,678	$77,427	$63,560
Reductions for tax positions related to prior year	—	40	(57)
Additions for tax positions related to prior year	209	—	48
Additions for tax positions related to current year	12,749	13,211	13,876
Unrecognized tax benefits—end of period	$103,636	$90,678	$77,427

The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of January 31, 2023, 2022 and 2021. We do not expect our gross unrecognized tax benefits to change significantly over the next 12 months.

Our policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of our income tax provision. Interest and penalties were not significant during the years ended January 31, 2023, 2022 and 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2023. The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

Not applicable.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 annual meeting of stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our year ended January 31, 2023, and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit		Incorporated by References
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Box, Inc., as amended.

3.2	Amended and Restated Bylaws of Box, Inc., effective December 14, 2022.	8-K	001-36805	3.1	December 19, 2022

3.3	Certificate of Retirement of Class B Common Stock of Box, Inc., dated June 16, 2018.	8-K	001-36805	3.1	June 15, 2018

3.4	Certificate of Designations Designating the Series A Convertible Preferred Stock.	8-K	001-36805	3.1	May 18, 2021

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194767	4.1	July 7, 2014

4.2	Description of Capital Stock.	10-K	001-36805	4.2	March 16, 2022

4.3	Indenture, dated as of January 14, 2021, between Box, Inc. U.S. National Bank Association, as trustee.	8-K	001-36805	4.1	January 15, 2021

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194767	10.1	July 7, 2014

10.2*	Box, Inc. Amended 2015 Equity Incentive Plan and related form agreements.	10-Q	001-36805	10.3	December 3, 2021

10.3*	Box, Inc. Amended and Restated 2015 Employee Stock Purchase Plan and related form agreements.	10-Q	001-36805	10.1	December 3, 2021

10.4*	Box, Inc. Amended 2015 Equity Incentive Plan Form of Global Restricted Stock Unit Agreement.	S-8	333-254219	99.3	March 12, 2021

10.5*	Box, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.4	January 9, 2015

10.6*	Box, Inc. Executive Incentive Plan.	S-1/A	333-194767	10.6	July 7, 2014

10.7*	Box, Inc. Outside Director Compensation Policy, amended and restated on March 24, 2022.

10.8*	Form of Change in Control and Severance Agreement between the Registrant and each of Aaron Levie, Dylan Smith, Stephanie Carullo and certain of its executive officers.	S-1/A	333-194767	10.7	December 10, 2014

10.9*	Form of Change in Control and Severance Agreement between the Registrant and certain of its executive officers.	S-1/A	333-194767	10.7A	December 10, 2014

10.10	Office Lease between the Registrant and Redwood City Partners, LLC, dated as of September 15, 2014.	S-1/A	333-194767	10.18	January 9, 2015

10.11	First Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of March 17, 2015.	10-Q	001-36805	10.4	June 4, 2020

10.12	Second Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of October 22, 2015.	10-Q	001-36805	10.5	June 4, 2020

10.13	Third Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of September 21, 2017.	10-Q	001-36805	10.6	June 4, 2020

10.14	Fourth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of November 6, 2018.	10-Q	001-36805	10.7	June 4, 2020

10.15	Fifth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of April 30, 2019.	10-Q	001-36805	10.8	June 4, 2020

10.16	Credit Agreement, dated as of November 27, 2017, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	November 29, 2017

10.17	Amendment No. 1 to Credit Agreement, dated as of July 12, 2019, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	July 15, 2019

10.18	Amendment No. 2 to Credit Agreement, dated September 27, 2019, by and between Box, Inc. and Wells Fargo Bank, National Association.	10-Q	001-36805	10.2	June 4, 2020

10.19	Amendment No. 3 to Credit Agreement, dated April 17, 2020, by and between Box, Inc. and Wells Fargo Bank, National Association.	10-Q	001-36805	10.3	June 4, 2020

10.20	Amendment No. 4 to Credit Agreement, dated as of July 26, 2021, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	June 27, 2021

10.21‡	Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of August 10, 2017.	10-Q	001-36805	10.1	June 6, 2019

10.22‡	Amendment No. 1 to the Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of July 31, 2018.	10-Q	001-36805	10.2	June 6, 2019

10.23‡	Amendment No. 2 to the Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of March 15, 2019.	10-Q	001-36805	10.3	June 6, 2019

10.24	Form of Capped Call Transaction Confirmation.	8-K	001-36805	10.2	January 15, 2021

10.25	Investment Agreement, dated April 7, 2021, by and among Box, Inc. and Powell Investors III L.P., KKR-Milton Credit Holdings L.P., KKR-NYC Credit C L.P., Tailored Opportunistic Credit Fund, CPS Holdings (US) L.P. and CPS Holdings (US) L.P.	8-K	001-36805	10.1	April 8, 2021

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

	8-K	001-36805	10.2	May 18, 2021

Fund II, L.P., OHA Structured Products Master Fund D, L.P., OHA Tactical Investment Master Fund, L.P., OHAT Credit Fund, L.P., The Coca-Cola Company Master Retirement Trust.

21.1	List of subsidiaries of the Registrant.	10-K	001-36805	21.1	March 16, 2022

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 13, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Aaron Levie	Chief Executive Officer (Principal Executive Officer)	March 13, 2023
Aaron Levie

/s/ Dylan Smith	Chief Financial Officer (Principal Financial Officer)	March 13, 2023
Dylan Smith

/s/ Eli Berkovitch	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 13, 2023
Eli Berkovitch

/s/ Sue Barsamian	Director	March 13, 2023
Sue Barsamian

/s/ Dana Evan	Director	March 13, 2023
Dana Evan

/s/ Jack Lazar	Director	March 13, 2023
Jack Lazar

/s/ Dan Levin	Director	March 13, 2023
Dan Levin

/s/ Bethany Mayer	Director	March 13, 2023
Bethany Mayer

/s/ John Park	Director	March 13, 2023
John Park

/s/ Amit Walia	Director	March 13, 2023
Amit Walia