Form 10-Q
period 2023-04-30
BOX INC
filed 2023-05-31
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of April 30, 2023 the number of shares of the registrant’s Class A common stock outstanding was 144,828,054.

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
•
acquisitions of or investments in complementary companies, products, services or technologies and our ability to successfully integrate such companies or assets; and

•
any potential repurchase of our Class A common stock.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 30,	January 31,
	2023	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$481,435	$428,465
Short-term investments	35,579	32,783
Accounts receivable, net	132,653	264,515
Deferred commissions	46,689	48,040
Other current assets	34,882	32,960
Total current assets	731,238	806,763
Property and equipment, net	63,516	69,972
Operating lease right-of-use assets, net	119,186	131,172
Goodwill	74,593	73,863
Deferred commissions, non-current	67,387	71,999
Other long-term assets	52,746	53,396
Total assets	$1,108,666	$1,207,165
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$68,645	$79,810
Accrued compensation and benefits	20,355	44,086
Operating lease liabilities	44,576	47,752
Deferred revenue	487,123	544,179
Total current liabilities	620,699	715,827
Debt, net, non-current	369,825	369,351
Operating lease liabilities, non-current	107,399	118,001
Other long-term liabilities	32,364	37,847
Total liabilities	1,130,287	1,241,026
Commitments and contingencies (Note 7)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares authorized, issued and outstanding as of April 30 (unaudited) and January 31, 2023	490,464	489,990
Stockholders’ deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 144,828 shares (unaudited) and 144,301 shares issued and outstanding as of April 30 and January 31, 2023, respectively	14	14
Additional paid-in capital	822,366	818,996
Accumulated other comprehensive loss	(7,019)	(7,065)
Accumulated deficit	(1,327,446)	(1,335,796)
Total stockholders’ deficit	(512,085)	(523,851)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,108,666	$1,207,165

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 30,
	2023	2022
Revenue	$251,898	$238,432
Cost of revenue	61,651	62,209
Gross profit	190,247	176,223
Operating expenses:
Research and development	62,518	61,733
Sales and marketing	86,210	83,067
General and administrative	33,184	30,799
Total operating expenses	181,912	175,599
Income from operations	8,335	624
Interest and other income (expense), net	2,318	(4,157)
Income (loss) before provision for income taxes	10,653	(3,533)
Provision for income taxes	2,303	1,166
Net income (loss)	$8,350	$(4,699)
Accretion and dividend on series A convertible preferred stock	(4,224)	(4,222)
Undistributed earnings attributable to preferred stockholders	(470)	—
Net income (loss) attributable to common stockholders	$3,656	$(8,921)
Net income (loss) per share attributable to common stockholders
Basic	$0.03	$(0.06)
Diluted	$0.02	$(0.06)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	144,739	144,725
Diluted	150,436	144,725

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2023	2022
Net income (loss)	$8,350	$(4,699)
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	211	(5,266)
Other	(165)	1,040
Other comprehensive income (loss)	46	(4,226)
Comprehensive income (loss)	$8,396	$(8,925)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Three Months Ended April 30, 2023
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2023	500	$489,990	144,301	$14	$818,996	$(7,065)	$(1,335,796)	$(523,851)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	2,186	—	(4,419)	—	—	(4,419)
Stock-based compensation related to stock awards	—	—	—	—	55,908	—	—	55,908
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	474	—	—	(4,224)	—	—	(4,224)
Repurchases of common stock	—	—	(1,659)	—	(43,895)	—	—	(43,895)
Other comprehensive income	—	—	—	—		46	—	46
Net income	—	—	—	—	—	—	8,350	8,350
Balance as of April 30, 2023	500	$490,464	144,828	$14	$822,366	$(7,019)	$(1,327,446)	$(512,085)

	Three Months Ended April 30, 2022
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2022	500	$487,880	145,081	$15	$972,020	$(4,543)	$(1,362,579)	$(395,087)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	4,159	—	(27,394)	—	—	(27,394)
Stock consideration in connection with fiscal 2022 acquisition	—	—	559	—	—	—	—	—
Stock-based compensation related to stock awards	—	—	—	—	61,785	—	—	61,785
Accretion and dividend on series A convertible preferred stock	—	471	—	—	(4,221)	—	—	(4,221)
Repurchases of common stock	—	—	(4,201)	—	(110,123)	—	—	(110,123)
Other comprehensive loss	—	—	—	—	—	(4,226)	—	(4,226)
Net loss	—	—	—	—	—	—	(4,699)	(4,699)
Balance as of April 30, 2022	500	$488,351	145,598	$15	$892,067	$(8,769)	$(1,367,278)	$(483,965)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,350	$(4,699)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,906	18,536
Stock-based compensation expense	47,277	47,110
Amortization of deferred commissions	13,748	13,145
Other	320	299
Changes in operating assets and liabilities:
Accounts receivable, net	129,805	136,876
Deferred commissions	(8,113)	(9,059)
Operating lease right-of-use assets, net	11,086	9,992
Other assets	(1,939)	(15,368)
Accounts payable, accrued expenses and other liabilities	(20,744)	(18,450)
Operating lease liabilities	(13,065)	(11,866)
Deferred revenue	(54,701)	(58,786)
Net cash provided by operating activities	124,930	107,730
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(35,438)	(37,883)
Maturities of short-term investments	33,000	80,000
Purchases of property and equipment, net of sale proceeds	(2,321)	(558)
Capitalized internal-use software costs	(3,833)	(2,532)
Other	(190)	(615)
Net cash (used in) provided by investing activities	(8,782)	38,412
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(42,371)	(117,240)
Payments of dividends to preferred stockholders	(3,693)	(3,750)
Proceeds from issuances of common stock under employee equity plans	16,805	14,464
Employee payroll taxes paid for net settlement of stock awards	(20,576)	(41,839)
Principal payments of finance lease liabilities	(9,881)	(11,503)
Other	(1,205)	(2,323)
Net cash used in financing activities	(60,921)	(162,191)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,051)	(8,501)
Net increase (decrease) in cash, cash equivalents, and restricted cash	53,176	(24,550)
Cash, cash equivalents, and restricted cash, beginning of period(1)	429,040	416,888
Cash, cash equivalents, and restricted cash, end of period(1)	$482,216	$392,338

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2023 and the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive income (loss), the condensed consolidated statements of convertible preferred stock and stockholders’ deficit, and the condensed consolidated statements of cash flows for the three months ended April 30, 2023 and 2022, respectively, are unaudited. The condensed consolidated balance sheet data as of January 31, 2023 was derived from the audited consolidated financial statements that are included in our Annual Report on Form 10-K for the year ended January 31, 2023 (the Form 10-K), which was filed with the Securities and Exchange Commission (the SEC) on March 13, 2023. The accompanying statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2023 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K.

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. In the opinion of our management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements in the Form 10-K and include all adjustments necessary for the fair presentation of our balance sheet as of April 30, 2023, and our results of operations, including our comprehensive income (loss), our convertible preferred stock and stockholders’ deficit, and our cash flows for the three months ended April 30, 2023 and 2022. All adjustments are of a normal recurring nature. The results for the three months ended April 30, 2023 are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending January 31, 2024.

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

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of April 30, 2023, no single customer accounted for more than 10% of total accounts receivable. As of January 31, 2023 one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. No single customer represented over 10% of our revenue for the three months ended April 30, 2023 and 2022.

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

Geographic Locations

For the three months ended April 30, 2023 and 2022, revenue attributable to customers in the United States was 66% in both periods, and revenue attributable to customers in Japan was 21% and 19%, respectively.

As of April 30, 2023 and January 31, 2023, substantially all of our property and equipment was located in the United States.

Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies during the three months ended April 30, 2023 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 31, 2023. Additionally, we have a single reporting segment and all required segment information can be found in the condensed consolidated financial statements.

Recently Adopted and Issued Accounting Pronouncements

There were no recently adopted or issued accounting pronouncements that had an impact on our condensed consolidated financial statements for the three months ended April 30, 2023.

Note 2. Revenue

Deferred Revenue

Deferred revenue was $507.4 million and $566.6 million as of April 30, 2023 and January 31, 2023, respectively. During the three months ended April 30, 2023 and 2022, we recognized $211.0 million and $202.4 million of revenue that was included in the deferred revenue balance as of January 31, 2023 and 2022, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of April 30, 2023, we had remaining performance obligations from contracts with customers of $1.2 billion. We expect to recognize revenue on 59% of these remaining performance obligations over the next 12 months, with the substantial majority of the remaining balance expected to be recognized within 24 months.

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

Financial assets subject to the fair value disclosure requirements are included in the table below. All of our financial assets are classified as Level 1. The estimated fair value of marketable securities were as follows (in thousands):

	April 30,	January 31,
	2023	2023
Cash equivalents:
Money market funds	$188,065	$181,513
U.S. treasury securities	14,966	16,906
Total cash equivalents	$203,031	$198,419
Short-term investments:
U.S. treasury securities	$35,579	$32,783
Total short-term investments	$35,579	$32,783
Total cash equivalents and short-term investments	$238,610	$231,202

There were no material differences between the estimated fair value and amortized cost of our marketable securities.

As of April 30, 2023, contractual maturities of marketable securities were all within one year.

As of April 30, 2023, we do not consider any portion of the unrealized losses to be credit losses.

As of April 30, 2023, we had a certificate of deposit for a total of $30 million with original maturity of less than three months that is classified as a cash equivalent in our condensed consolidated balance sheet. We did not have any certificates of deposit as of January 31, 2023.

Fair Value Measurements of Other Financial Instruments

In November 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the “November 2017 Facility”). As of April 30, 2023 and January 31, 2023, we had total debt outstanding relating to the November 2017 Facility with a carrying amount of $30.0 million. The estimated fair value of the November 2017 Facility, which we have classified as a Level 2 financial instrument, approximates its carrying value.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026 (the “Notes”). The fair value of the Notes is determined using observable market prices. The fair value of the Notes, which we have classified as a Level 2 instrument, was $400.3 million and $462.9 million as of April 30, 2023 and January 31, 2023, respectively.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	April 30,	January 31,
	2023	2023
Data center equipment	$340,746	$353,519
Leasehold improvements	75,856	79,319
Computer-related equipment and software	21,238	21,436
Furniture and fixtures	14,668	15,301
Construction in progress	5,288	2,362
Total property and equipment	457,796	471,937
Less: accumulated depreciation	(394,280)	(401,965)
Total property and equipment, net	$63,516	$69,972

As of April 30, 2023, the gross carrying amount of property and equipment included $246.2 million of data center equipment acquired under finance leases and the accumulated depreciation of property and equipment acquired under these finance leases was $221.0 million. As of January 31, 2023, the gross carrying amount of property and equipment included $258.3 million of data center equipment acquired under finance leases and the accumulated depreciation of property and equipment acquired under these finance leases was $226.2 million.

Depreciation expense related to property and equipment was $9.3 million and $14.8 million for the three months ended April 30, 2023 and 2022, respectively.

Operating Lease Right-of-Use Assets, Net

Operating lease right-of-use assets, net consisted of the following (in thousands):

	April 30,	January 31,
	2023	2023
Operating lease right-of-use assets	$259,619	$288,121
Less: accumulated amortization	(140,433)	(156,949)
Operating lease right-of-use assets, net	$119,186	$131,172

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

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended
	April 30,
	2023	2022
Finance lease cost:
Amortization of finance lease right-of-use assets	$6,528	$11,960
Interest on finance lease liabilities	356	665
Operating lease cost, gross	13,175	12,589
Variable lease cost, gross	2,311	1,992
Sublease income	(1,667)	(2,256)
Total lease cost	$20,703	$24,950

As of April 30, 2023, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)	Finance Leases
2024	$39,885	$20,251
2025	34,147	2,561
2026	30,839	—
2027	29,826	—
2028	25,625	—
Thereafter	10,364	—
Total lease payments	$170,686	$22,812
Less: imputed interest	$(18,711)	$(501)
Present value of total lease liabilities	$151,975	$22,311

(1) Non-cancellable sublease proceeds for the remainder of the year ending January 31, 2024 and years ending January 31, 2025 and 2026 of $5.0 million, $7.0 million, and $1.0 million, respectively, are not included in the table above.

As of April 30, 2023, we had two operating leases for our office spaces that have not yet commenced. These operating leases have aggregated undiscounted future payments of $41.6 million and lease terms ranging from nine to ten years. These operating leases will commence during during fiscal year 2024 and 2025. We did not have any finance leases that had not yet commenced as of April 30, 2023.

Note 6. Goodwill and Acquired Intangible Assets

Goodwill was $74.6 million and $73.9 million as of April 30, 2023 and January 31, 2023, respectively. Goodwill balances were impacted by the effect of foreign currency translation. We did not record any goodwill impairment during the three months ended April 30, 2023 and 2022.

Acquired intangible assets are included in other long-term assets in the condensed consolidated balance sheets. Acquired intangible assets consisted of the following (in thousands):

	Weighted-Average Remaining Useful Life (Years)	Gross Value	Accumulated Amortization	Net Carrying Value
Balance as of January 31, 2023	2.31	$22,871	$(10,811)	$12,060
Developed technology		—	(1,452)	(1,452)
Balance as of April 30, 2023	2.07	$22,871	$(12,263)	$10,608

Acquired intangible assets are amortized on a straight-line basis over the useful life. Amortization of acquired developed technology is included in cost of revenue in the condensed consolidated statements of operations.

As of April 30, 2023, expected amortization expense for acquired intangible assets was as follows (in thousands):

Years ending January 31:
2024	4,356
2025	3,490
2026	2,762
Total	$10,608

Note 7. Commitments and Contingencies

Letters of Credit

As of April 30, 2023 and January 31, 2023, we had letters of credit in the aggregate amount of $18.6 million in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 8.

Purchase Obligations

Our purchase obligations relate primarily to infrastructure services and IT software and support services costs. As of April 30, 2023, future payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Years ending January 31:
2024	$4,451
2025	99,751
2026	6,290
2027	264,586
Total	$375,078

Our contracts for infrastructure services and IT software, which have terms ranging from 2 to 8 years, support our long-term goals of improving gross margin.

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2023.

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

There have been no changes to the conversion or redemption terms of the Notes during the three months ended April 30, 2023 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2023.

As of April 30, 2023, the conditions allowing holders of the Notes to convert were not met.

The net carrying amount of the Notes consisted of the following (in thousands):

	April 30,	January 31,
	2023	2023
Principal	$345,000	$345,000
Unamortized issuance costs	(5,175)	(5,649)
Net carrying amount	$339,825	$339,351

Issuance costs are being amortized to interest expense over the term of the Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs is 0.56%. For the three months ended April 30, 2023 and 2022, interest expense recognized related to the Notes was not material.

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

Line of Credit

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility). There have been no changes to the terms of the agreement during the three months ended April 30, 2023 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2023.

As of April 30, 2023, we had total debt outstanding with a carrying amount of $30.0 million and we were in compliance with all financial covenants.

Note 9. Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Series A Convertible Preferred Stock

On April 7, 2021, we entered into an investment agreement with a group of investors led by KKR & Co. Inc. (collectively “KKR”) relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $500 million, or $1,000 per share.

There have been no changes to the terms and conditions of the Series A Preferred Stock for the three months ended April 30, 2023 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2023.

During the three months ended April 30, 2023, we paid cash dividends to our Series A Preferred Stockholders in the amount of $3.7 million and as of April 30, 2023, we had accrued dividends of $1.2 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position.

Share Repurchase Plan

On November 29, 2022, our board of directors authorized the repurchase of additional $150 million shares of our Class A common stock. During the three months ended April 30, 2023, we repurchased 1.7 million shares at a weighted average price of $26.43 per share for a total amount of $43.9 million. As of April 30, 2023, $96.8 million remained available for additional repurchases.

Note 10. Stock-Based Compensation

Employee Equity Plans

We currently have two employee equity plans that have been adopted by our board of directors. These plans, the 2015 Equity Incentive Plan (the "2015 Plan") and the 2015 Employee Stock Purchase Plan (the "2015 ESPP"), are described in more detail in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2023. As of April 30, 2023, 31,898,761 shares and 4,550,504 shares were reserved for future issuance under the 2015 Plan and the 2015 ESPP, respectively.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2023	2,373,063	$17.32	3.81	$34,820
Options exercised	(19,440)	5.78
Options forfeited/cancelled	—	—
Balance as of April 30, 2023	2,353,623	$17.41	3.59	$21,331
Exercisable as of April 30, 2023	2,353,623	$17.41	3.59	$21,331

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2023	14,665,753	$24.89
Granted	7,023,888	26.44
Vested	(2,225,935)	23.83
Forfeited/cancelled	(208,799)	24.92
Unvested balance - April 30, 2023	19,254,907	$25.58

As of April 30, 2023, there was $465.1 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.93 years.

Performance-Based Restricted Stock Units

We use performance-based incentives for certain employees, including our named executive officers, to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals. Based on a review of our actual achievement of the pre-established corporate financial objectives and additional inputs from our Compensation Committee, the executive bonus plan for fiscal year 2023 was determined, settled and paid out in the first quarter of fiscal year 2024 in the form of cash and fully vested restricted stock units. During the first quarter of fiscal year 2024, our Compensation Committee also adopted and approved the performance criteria and targets for the executive bonus plan for fiscal year 2024, which is expected to be paid out in the form of cash and fully vested restricted stock units in the first quarter of fiscal year 2025.

During the three months ended April 30, 2023 we recognized stock-based compensation expense related to executive bonus plans in the amount of $3.2 million. The unrecognized compensation expense related to the ungranted and unvested executive bonus plan for fiscal year 2024 is $10.7 million, based on the expected performance against the pre-established corporate financial objectives as of April 30, 2023, which is expected to be recognized over a remaining weighted-average period of less than one year.

2015 ESPP

As of April 30, 2023, there was $17.2 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over the remaining term of the respective offering periods.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 30,
	2023	2022
Cost of revenue	$4,485	$4,355
Research and development	17,002	17,726
Sales and marketing	15,318	15,289
General and administrative	10,472	9,740
Total stock-based compensation	$47,277	$47,110

Note 11. Net Income (Loss) per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended April 30,
	2023	2022
Numerator:
Net income (loss)	$8,350	$(4,699)
Accretion and dividend on series A convertible preferred stock	(4,224)	(4,222)
Undistributed earnings attributable to preferred stockholders	(470)	—
Net income (loss) attributable to common stockholders, basic and diluted	$3,656	$(8,921)

Denominator:
Weighted-average number of shares used to compute net income (loss) per share attributable to common stockholders, basic	144,739	144,725
Weighted-average number of shares used to compute net income (loss) per share attributable to common stockholders, diluted	150,436	144,725

Net income (loss) per share attributable to common stockholders, basic	$0.03	$(0.06)
Net income (loss) per share attributable to common stockholders, diluted	$0.02	$(0.06)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended April 30,
	2023	2022
Options to purchase common stock	7	3,896
Restricted stock units	670	15,682
Employee stock purchase plan	1,417	1,746
Shares related to convertible preferred stock	18,586	18,540
Shares related to the convertible senior notes	—	1,007
Total	20,680	40,871

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

In addition, we continue to innovate by expanding our core services and offerings with a focus on frictionless security and compliance, seamless internal and external collaboration and workflow, and integration with best-of-breed applications – all underpinned by intelligent infrastructure. We recently announced Box AI, a new set of capabilities that will natively integrate advanced artificial intelligence (“AI”) models to uncover and share business insights, find answers to critical questions, and create content using an enterprise’s data. In addition, Box Canvas, our natively integrated, interactive virtual whiteboarding tool, is now available to all customers. We also currently provide the following offerings: Box Sign, which enables customers to securely send documents for electronic signature directly from Box; Box Shield, our advanced security offering that helps customers reduce the risk of accidental content leakage and protect their business from insider threats and account compromise, as well as threat detection, response, and recovery for potential malware incidents, including ransomware; Box Relay, which allows our end users to easily build, manage and track their own workflows; Box Zones, which gives global customers the ability to store their content locally in certain regions; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Platform, which further enables customers and partners to build enterprise apps using our open APIs and developer tools; Box Governance, which gives customers a better way to comply with regulatory policies, help satisfy e-discovery requests and effectively manage sensitive business information throughout its lifecycle; and Box Notes, our native content authoring tool which enables users to seamlessly share and collaborate in real time. Box Shuttle allows for easy, affordable, self-service content migration directly from the admin console of any file type, from any source system, into Box. In addition, with Box Consulting, organizations can access professional services for critical topics like implementation, technology and app development, and change management and user training. The increasing traction of these product innovations allows our customers to realize the full set of capabilities of our Content Cloud.

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

Current Period Highlights

For the three months ended April 30, 2023 and 2022, our revenue was $251.9 million and $238.4 million, respectively, representing year-over-year growth of 6%. As of April 30, 2023, our remaining performance obligations were $1.179 billion, representing a 17% increase from our remaining performance obligations of $1.005 billion as of April 30, 2022. For the three months ended April 30, 2023, our gross profit was $190.2 million, and our gross margin was 75.5%, compared to our gross profit of $176.2 million and our gross margin of 73.9% for the three months ended April 30, 2022. For the three months ended April 30, 2023, our operating income was $8.3 million, and our operating margin was 3.3%, compared to our operating income of $0.6 million and our operating margin of 0.3% for the three months ended April 30, 2022. For the three months ended April 30, 2023, our net cash provided by operating activities was $124.9 million, an increase of 16% from net cash provided by operating activities of $107.7 million for the three months ended April 30, 2022. For the three months ended April 30, 2023, our non-GAAP free cash flow was $108.2 million, an increase of 19% from non-GAAP free cash flow of $90.9 million for the three months ended April 30, 2022.

Impact of Macroeconomic Factors on Our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including impacts from inflation, higher interest rates, slower growth, the stronger dollar versus foreign currencies, particularly the Japanese Yen, the effects of COVID-19, the ongoing Russia-Ukraine conflict and other changes in economic conditions, may adversely affect our results of operations and financial performance. During the three months ended April 30, 2023, in addition to increased headwinds from foreign exchange rate trends, we continued to see an impact from additional customer scrutiny being placed on larger deals and lower seat expansion rates due to the challenging macroeconomic environment. As a result, we have experienced, and may continue to experience, increased customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets related to services that we offer. While we believe IT budgets have tightened and some larger deals have required more scrutiny across verticals and geographies, we also believe we are well-positioned to execute through these dynamic times as the Box Content Cloud enables enterprises to streamline their businesses, drive up productivity, reduce risk, and lower costs.

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

RPO as of April 30, 2023 was $1.179 billion, an increase of 17% from April 30, 2022. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings, the conversion to multi-product Suites, and extended customer contract durations. The increase in RPO was also driven by the addition of new customers and the timing of customer-driven renewals. RPO growth was partially offset by a negative impact from foreign currency exchange rates.

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

Billings for the three months ended April 30, 2023 were $191.9 million, an increase of 11% from the three months ended April 30, 2022. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings through the conversion to multi-product Suites, the addition of new customers, and the timing of customer-driven renewals. Billings growth was partially offset by a negative impact from foreign currency exchange rates.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended
	April 30,
	2023	2022
GAAP revenue	$251,898	$238,432
Deferred revenue, end of period	507,385	468,350
Less: deferred revenue, beginning of period	(566,630)	(534,242)
Contract assets, beginning of period	1,900	1,111
Less: contract assets, end of period	(2,642)	(1,491)
Billings	$191,911	$172,160

Non-GAAP Free Cash Flow

We define non-GAAP free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business.

Non-GAAP free cash flow for the three months ended April 30, 2023 was $108.2 million, up 19% compared to non-GAAP free cash flow of $90.9 million for the three months ended April 30, 2022.

A calculation of non-GAAP free cash flow starting with net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended
	April 30,
	2023	2022
GAAP net cash provided by operating activities	$124,930	$107,730
Purchases of property and equipment, net of proceeds from sales	(2,321)	(558)
Principal payments of finance lease liabilities	(9,881)	(11,503)
Capitalized internal-use software costs	(4,480)	(4,805)
Non-GAAP free cash flow	$108,248	$90,864

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

Our net retention rate was 106% and 111% as of April 30, 2023 and 2022, respectively. Our net retention rates were primarily attributable to seat growth in existing customers and strong attach rates of add-on products and our bundled Enterprise Plus plan. As our customers purchase add-on products or our bundled Enterprise Plus plan, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, have been significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Research and Development. Research and development expense consists primarily of employee compensation and related expenses, as well as allocated overhead. Our research and development efforts are focused on scaling our platform, building an ecosystem of best-of-breed applications and platforms, infrastructure, adding enterprise grade features, functionality and enhancements such as workflow automation, intelligent content management capabilities, advanced security, e-signature capability, and native visual collaboration and whiteboarding to enhance the ease of use of our cloud content management services. We capitalize certain qualifying costs to develop software for internal use incurred during the application development stage.

Sales and Marketing. Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel-related expenses, as well as allocated overhead. Marketing programs include but are not limited to advertising, events, corporate communications, brand building, and product marketing. Sales and marketing expense also consists of data center and customer support costs related to providing our cloud-based services to our free users. We market and sell our cloud content management services worldwide through our direct sales organization and through indirect distribution channels such as strategic resellers. Our sales and marketing expenses are generally higher for acquiring new, or expanding existing customers than for renewals of existing customer subscriptions.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists of interest expense, interest income, gains and losses from foreign currency transactions, and other income and expense. Interest expense consists primarily of interest charges for our line of credit and interest rate swap agreement, interest expense related to finance leases, and the amortization of issuance costs of our convertible senior notes. Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. We have historically invested our cash and cash equivalents in overnight deposits, certificates of deposit, money market funds, U.S. treasury securities and commercial paper.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States and, as applicable, changes in our deferred taxes and related valuation allowance positions and uncertain tax positions.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended
	April 30,
	2023	2022
Consolidated Statements of Operations Data:
Revenue	$251,898	$238,432
Cost of revenue (1)	61,651	62,209
Gross profit	190,247	176,223
Operating expenses:
Research and development (1)	62,518	61,733
Sales and marketing (1)	86,210	83,067
General and administrative (1)	33,184	30,799
Total operating expenses	181,912	175,599
Income from operations	8,335	624
Interest and other income (expense), net	2,318	(4,157)
Income (loss) before provision for income taxes	10,653	(3,533)
Provision for income taxes	2,303	1,166
Net income (loss)	$8,350	$(4,699)
Accretion and dividend on series A convertible preferred stock	(4,224)	(4,222)
Undistributed earnings attributable to preferred stockholders	(470)	—
Net income (loss) attributable to common stockholders	$3,656	$(8,921)
Net income (loss) per share attributable to common stockholders
Basic	$0.03	$(0.06)
Diluted	$0.02	$(0.06)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	144,739	144,725
Diluted	150,436	144,725

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30,
	2023	2022
Cost of revenue	$4,485	$4,355
Research and development	17,002	17,726
Sales and marketing	15,318	15,289
General and administrative	10,472	9,740
Total stock-based compensation	$47,277	$47,110

Comparison of the Three Months Ended April 30, 2023 and 2022

Revenue

	Three Months Ended
	April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue	$251,898	$238,432	$13,466	6%

The $13.5 million increase in revenue for the three months ended April 30, 2023 was primarily driven by seat growth in existing customers and continued strong attach rates of our multi-product Suites offerings, particularly Enterprise Plus. The increase was partially offset by the weakening of foreign currency exchange rates, which negatively impacted our revenue growth rate by 410 basis points, and customers partially churning their deployment with Box.

Cost of Revenue

	Three Months Ended
	April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$61,651	$62,209	$(558)	-1%
Percentage of revenue	24%	26%
Gross margin	75.5%	73.9%

The $0.6 million decrease for the three months ended April 30, 2023 was primarily due to a decrease of $4.9 million in depreciation and a decrease of $1.4 million in bandwidth and data center rent expense. This was partially offset by an increase of $5.8 million in public cloud infrastructure costs. Cost of revenue as a percentage of revenue decreased 160 basis points year-over-year.

We expect our cost of revenue to temporarily increase in absolute dollars and as a percentage of revenue in the second quarter of fiscal year 2024 due to redundant public cloud and data center expenses as we execute on our migration to the public cloud from our collocated data centers. Over time, we expect our cost of revenue to increase in absolute dollars but decrease as a percentage of revenue as we continue to optimize data center efficiencies and invest in public cloud infrastructure.

Research and Development

	Three Months Ended
	April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$62,518	$61,733	$785	1%
Percentage of revenue	25%	26%

The $0.8 million increase for the three months ended April 30, 2023 was primarily due to increases of $3.1 million and $0.8 million in employee-related costs and allocated overhead costs, respectively, driven by a 20% increase in headcount, and an increase of $0.2 million in consulting services. The increased employee headcount and related costs are driven by the growth in lower cost regions. The increase in research and development expenses was partially offset by an increase of $2.7 million in capitalized internally developed software costs and a decrease of $0.7 million in hosted data service costs. Research and development expenses as a percentage of revenue decreased 100 basis points year-over-year.

We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our content cloud product offerings and services and shift research and development to lower cost regions.

Sales and Marketing

	Three Months Ended
	April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$86,210	$83,067	$3,143	4%
Percentage of revenue	34%	35%

The $3.1 million increase for the three months ended April 30, 2023 was primarily due to increases of $1.6 million and $0.7 million in employee-related costs and allocated overhead costs, respectively, driven by an 8% increase in headcount, and an increase of $0.8 million in marketing expenses. Sales and marketing expenses as a percentage of revenue decreased 100 basis points year-over-year.

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

General and Administrative

	Three Months Ended
	April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative	$33,184	$30,799	$2,385	8%
Percentage of revenue	13%	13%

The $2.4 million increase for the three months ended April 30, 2023 was primarily due to an increase of $1.5 million in employee-related costs, driven by a 10% increase in headcount, and an increase of $0.7 million in stock-based compensation expense. General and administrative expense as a percentage of revenue remained flat year-over-year.

We expect our general and administrative expense to increase in absolute dollars but decrease as a percentage of revenue over time as we benefit from greater operational scale and efficiency.

Interest and Other Income (Expense), Net

	Three Months Ended
	April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$2,318	$(4,157)	$6,475	-156%

The $6.5 million increase for the three months ended April 30, 2023 was primarily due to an increase of $4.3 million in interest income from our certificates of deposit, money market funds, and marketable securities and a decrease of $1.8 million in foreign currency losses.

Provision for Income Taxes

	Three Months Ended
	April 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$2,303	$1,166	$1,137	98%

The $1.1 million increase for the three months ended April 30, 2023 was primarily due to $1.1 million in higher foreign tax expense as a result of increased profitability.

Liquidity and Capital Resources

As of April 30, 2023, we had cash and cash equivalents, restricted cash, and short-term investments of $517.8 million. During the three months ended April 30, 2023, we generated operating cash flow of $124.9 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents and short-term investments, together with our credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, public cloud obligations, repayment or refinancing of our debt obligations, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the three months ended April 30, 2023 and 2022, our cash flows were as follows (in thousands):

	Three Months Ended
	April 30,
	2023	2022
Net cash provided by operating activities	$124,930	$107,730
Net cash (used in) provided by investing activities	(8,782)	38,412
Net cash used in financing activities	(60,921)	(162,191)

Operating Activities

For the three months ended April 30, 2023, cash provided by operating activities was $124.9 million. The primary factors affecting our operating cash flows during this period were our net income of $8.4 million, stock-based compensation of $47.3, amortization of deferred commissions of $13.7 million, and depreciation and amortization of our property and equipment and capitalized software of $12.9 million. Cash provided by operating activities during the three months ended April 30, 2023 were further adjusted by net cash inflows of $42.3 million due to changes in our operating assets and liabilities.

Investing Activities

Cash used in investing activities of $8.8 million for the three months ended April 30, 2023 was primarily driven by $35.4 million in purchases of short-term investments, $3.8 million in capitalized internally developed software costs, and $2.3 million of fixed asset purchases, partially offset by $33.0 million in maturities of short-term investments.

Financing Activities

Cash used in financing activities of $60.9 million for the three months ended April 30, 2023 was primarily driven by $42.4 million in repurchases of our common stock, $20.6 million of employee payroll taxes paid related to net share settlement of stock awards, $9.9 million of principal payments of finance lease liabilities, and $3.7 million of dividend payments to preferred stockholders. This was partially offset by $16.8 million from issuances of common stock under our employee equity plans.

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

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the November 2017 Facility). The maturity date of borrowings under the November 2017 Facility is July 26, 2024, the revolving commitment is $65.0 million, and it provides for a sublimit for the issuance of letters of credit of $45.0 million. As of April 30, 2023, debt outstanding under the November 2017 Facility was $30.0 million. Refer to Note 8 for a detailed description of the November 2017 Facility.

Series A Convertible Preferred Stock

On April 7, 2021 we entered into an investment agreement with KKR and certain other investors relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value of $0.0001 per share, for an aggregate purchase price of $500 million, or $1,000 per share. Refer to Note 9 for a detailed description of our Series A Convertible Preferred Stock.

Share Repurchase Plan

On November 29, 2022, our board of directors authorized the repurchase of additional $150 million shares of our Class A common stock. During the three months ended April 30, 2023, we repurchased 1.7 million shares at a weighted average price of

$26.43 per share for a total amount of $43.9 million. As of April 30, 2023, $96.8 million remained available for additional repurchases.

Off-Balance Sheet Arrangements

Through April 30, 2023, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces and data centers, (ii) obligations under finance leases for servers and related equipment for our data center operations, (iii) purchase obligations not recognized on the condensed consolidated balance sheet as of April 30, 2023, which relate primarily to public cloud infrastructure services and IT software and support services, and (iv) debt, including obligations under both our November 2017 Facility and Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 5, 7, and 8, respectively, in Part I, Item 1. Financial Statements.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2023 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2023.

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

Non-GAAP Free Cash Flow

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $517.8 million as of April 30, 2023. Our cash and cash equivalents and short-term investments primarily consist of overnight cash deposits, money market funds, U.S. treasury securities, and certificates of deposit. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of April 30, 2023, we had total debt outstanding with a carrying amount of $30.0 million which approximates fair value. The revolving loans accrue interest at a LIBOR rate (based on one, three or six-month interest periods) plus a margin ranging from 1.15% to 1.65%.

Effective September 5, 2019, we entered into a swap agreement with Wells Fargo Bank, National Association (the "Swap Agreement") in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five-year term of the agreement. As of April 30, 2023, our interest rate swap had a notional value of $30.0 million.

A hypothetical change in interest rates of 100 basis points after April 30, 2023 would not have a material impact on the combined net fair value of our outstanding debt and Swap Agreement.

Foreign Currency Risk

Approximately one-third of our revenue is represented by customer contracts denominated in foreign currencies, which include the Japanese Yen, Euro, and British Pound. As our foreign operations continue to grow, specifically in Japan, we have increasing exposure to fluctuations in foreign currency exchange rates.

These fluctuations can result in fluctuations in our total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon translation of these amounts into U.S. dollars. For the three months ended April 30, 2023, total revenue was negatively impacted by approximately 410 basis points, compared to the corresponding prior period. For the three months ended April 30, 2023, total operating expenses were favorably impacted by approximately 120 basis points, compared to the corresponding prior period.

Additionally, our international subsidiaries maintain certain asset and liability balances as well as operating expenses that are denominated in foreign currencies other than the functional currency and as a result, may cause us to recognize transaction gains and losses in our statement of operations impacting our operating expenses which are recognized in interest and other expense, net on our condensed consolidated statements of operations. For the three months ended April 30, 2023 and 2022, we incurred $1.1 million and $3.0 million, respectively, in foreign currency exchange losses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances and have not entered into derivatives or hedging transactions; however, we may do so in the future.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 7 in Part I, Item 1 of this Quarterly Report on Form 10-Q under the subheading “Legal Matters,” which is incorporated herein by reference.

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
•
As a substantial portion of our sales efforts are increasingly focused on cloud content management use cases and are targeted at enterprise and highly-regulated customers, our sales cycles may become longer and more expensive and we may encounter greater pricing pressure and implementation and customization challenges, all of which could harm our business and operating results.
•
Issues relating to the use of artificial intelligence and machine learning in our offerings could adversely affect our business and operating results.
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
•
Our platform must integrate with a variety of operating systems, software applications and technologies that are developed by others, and if we are unable to ensure that our solutions interoperate with such systems, applications and technologies, our service may become less competitive, and our operating results may be harmed.
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

The market for cloud content management services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater brand recognition, longer operating histories, and significantly greater resources than we do. Our primary competitors in the cloud content management market include Microsoft (SharePoint) and OpenText (Documentum). In the enterprise file sync and share market, our primary competitors include Microsoft (OneDrive), Google (Drive) and, to a lesser extent, Dropbox. As we expand our product offerings and use cases, we also compete with companies in the e-signature, content collaboration, workflow automation, and security and governance markets. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. For example, disruptive technologies such as generative AI may fundamentally alter the market for our services in unpredictable ways and reduce customer demand. If we fail to compete effectively, our business will be harmed. Some of our competitors offer their products or services at lower prices or for free as part of a broader bundled product sale or enterprise license arrangement, which has placed pricing pressure on our business. If we are unable to achieve our target pricing levels, our operating results will be negatively impacted. For us to compete effectively, we need to introduce new products and services in a timely and cost-effective manner, meet customer expectations and needs at prices that customers are willing to pay, and continue to enhance the features and functionalities of our cloud content management platform. In addition, pricing pressures and increased competition could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

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

To improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Our net retention rate has fluctuated from period to period and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 106% and 111% as of April 30, 2023 and 2022, respectively.

Our net retention rate may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, the effectiveness of our customer support services, the performance of our partners and resellers, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, our ability to successfully integrate new or acquired technology into our products, our ability to execute on our product roadmap, the effects of global economic conditions, such as those that arose from the COVID-19 pandemic, or reductions in our customers’ spending levels, especially if challenging macroeconomic conditions continue. If our customers do not renew their subscriptions, renew them on less favorable terms, purchase fewer seats, or fail to purchase new product offerings, our revenue may decline, and we may not realize improved operating results from our customer base.

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

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The United States and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect the industries to which we sell our services. An economic downturn, recession, or uncertainty about economic conditions, including volatility in the credit, equity and foreign exchange markets, inflation, rising interest rates, potential U.S. sovereign default, bank failures, ongoing supply chain disruptions, unemployment trends, the lasting adverse effects of the COVID-19 pandemic and geopolitical issues such as the Russian invasion of Ukraine, could cause customers to delay or reduce their information technology spending. This could result in reduced sales, longer sales cycles, reduced renewal rates, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. Since the second half of our fiscal year 2023, we have seen an impact from additional customer scrutiny being placed on deals due to the economic environment. In addition, there can be no assurance that cloud content management and collaboration spending levels will increase following any recovery.

If we are not able to successfully launch new products and services or provide enhancements or new features to our existing products and services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to enhance our existing services or offer new services such as our electronic signature offering, Box Sign, our virtual whiteboarding offering, Box Canvas, or our recently announced plans to integrate advanced AI models into our new intelligence capability, Box AI, that achieve market acceptance or keep pace with rapid technological developments, our business could be adversely affected. The success of any new services or enhancements to our existing services depends on several factors, including their timely completion, introduction and market acceptance. We also may experience business or economic disruptions that could adversely affect the productivity of our employees and result in delays in our product development process. For example, we have re-opened our offices globally and maintain a hybrid workforce (with a mix of employees working from offices and others working remotely). This may lead to disruptions and decreased productivity that could result in delays in our product development process. Failure in this regard may significantly impair our revenue growth and our future financial results. Our product development efforts could also be impacted by our workforce location strategy as we hire an increasing number of our engineers in regions such as Poland and the Netherlands. In addition, because our services are designed to operate on a variety of systems, we must continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems, and other software, communication, browser and database technologies. We may not be successful in developing these modifications and enhancements or bringing them to market in a timely fashion, which may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Issues relating to the use of artificial intelligence and machine learning in our offerings could adversely affect our business and operating results.

Issues relating to the use of new and evolving technologies such as artificial intelligence (“AI”) and machine learning that we integrate into our product offerings may cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. Developing, testing and deploying AI systems may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our project margin and adversely affect our business and operating results. Futher, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. In addition, we have opened, and may continue to open, international offices and hire employees to work at these offices in order to gain access to additional talent. For example, in 2020, we established an office in Warsaw, Poland and, in 2021, we acquired SignRequest B.V., a company located in the Netherlands. We have continued to increase our headcount in these regions as we migrate a larger portion of our development to lower cost regions. We are currently committed to our presence in these regions and have entered into a long-term operating lease in Poland to support our growth. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, geographic, social, and political risks that differ from those in the United States. Because of our limited experience with international operations and significant differences between international and U.S. markets, we may not succeed in creating demand for our services outside of the United States or in effectively selling our services in all of the international markets we enter. In addition, we will face challenges in doing business internationally that could adversely affect our business, including:

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

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the relative value of the U.S. dollar and foreign currencies, particularly the Japanese Yen, and to a lesser extent, the British pound and the Euro, may impact our operating results. For example, the Japanese Yen, the British pound and the Euro have all experienced declines in value vis-à-vis the U.S. dollar, which negatively affected our results of operations during the year ended January 31, 2023 and the three months ended April 30, 2023 and could continue to negatively impact our results of operations in future periods. We currently manage our exchange rate risk by maintaining offsetting foreign currency assets and liabilities and by minimizing non-U.S. dollar cash balances, but we do not have any other hedging programs in place to limit the risk of exchange rate fluctuation. In the future, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. Such practices may not ultimately be available and/or effective at mitigating the foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, any hedging strategies we deploy are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be negatively affected in the future.

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

We have a history of cumulative losses, and we may not be able to maintain profitability.

We generated a net income of $26.8 million during the year ended January 31, 2023 and incurred net losses of $41.5 million and $43.4 million during the years ended January 31, 2022 and 2021, respectively. We generated net income of $8.4 million in the three months ended April 30, 2023. As of April 30, 2023, we had an accumulated deficit of $1.3 billion. These losses in fiscal years 2022 and 2021 and related accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers and may incur additional expenses as we make investments to scale our business. Further, it is difficult to predict the size and growth rate of our market, customer demand for our platform and for any new features or products we develop, and the success of competitive products or services. As a result, we may not maintain profitability in future periods.

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

The services we offer involve the storage of large amounts of our and our customers’ sensitive and proprietary information, some of which may be considered personally identifiable. Cyberattacks and other malicious internet-based activity, including ransomware, malware and viruses, continue to increase in frequency and magnitude and we face security threats from malicious third parties that could obtain unauthorized access to, or disrupt, our systems, infrastructure and networks. These threats may come from a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations, hacking groups and individuals and insider threats. These sources can also implement social engineering techniques, such as “phishing,” “smishing” or "vishing" attacks, to induce our partners, users, employees or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ data. Hackers that acquire user account information at other companies can attempt to use that information to compromise the accounts of our personnel, or our users’ accounts if an account shares the same sensitive information such as passwords. As we increase our customer base, our brand becomes more widely known and recognized, and our service is used in more heavily regulated industries where there may be a greater concentration of sensitive and protected data, such as healthcare, government, life sciences, and financial services, we have become more of a target for these malicious third parties.

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

Brexit has created uncertainty around data protection issues and could lead to further legislative and regulatory changes. For example, the UK Data Protection Act of 2018 substantially mirrors the EU GDPR in the UK and was the subject of statutory amendments that further aligned it with the GDPR in 2019. In June 2021, the EC announced a decision that the UK is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the UK from the EEA. It remains unclear how UK data protection laws or regulations will develop, and how data transfers to and from the United Kingdom will be regulated, over time. In 2022, the Information Commissioner’s Office (ICO) issued the UK SCCs as a valid data transfer mechanism for cross border data transfers from the UK to third countries. Additional or modified guidance regarding, or changes to, UK cross border data transfers and/or overall UK data protection laws and/or guidance could occur, which may require us to change our policies, practices and engage in additional contractual negotiations. Such legislative and regulatory changes may result in increased costs of compliance and limitations on our customers and us.

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and amended and expanded the CCPA. The CPRA’s substantive provisions became effective on January 1, 2023, and the newly formed California Privacy Protection Agency began its rulemaking process to adopt proposed regulations. With a July 2023 enforcement date and regulations finalized recently, our readiness efforts are subject to change and may result in continued uncertainty and require additional costs and expenses to ensure readiness, compliance and decrease risks. Further, Virginia’s privacy laws went into effect on January 1, 2023; Colorado and Connecticut’s privacy laws go into effect on July 1, 2023, and Utah’s privacy law is effective December 31, 2023. In addition, Tennessee, Iowa, and Indiana have enacted privacy laws that are effective in 2024, 2025, and 2026, respectively. Efforts to comply with these laws and related fluctuations in privacy laws at the federal, state and local levels may impact readiness and compliance, along with the potential to incur additional costs. We cannot fully predict the impact of these laws and other proposed federal and state privacy laws on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

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

Risks Related to Our Technical Operations Infrastructure and Dependence on Third Parties

If we are unable to ensure that our solutions interoperate with operating systems, software applications and technologies developed by others, our service may become less competitive, and our operating results may be harmed.

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

Moreover, we are currently executing on a long-term strategy to transition to third-party cloud computing and hosting providers and decommission on-premise infrastructure hosted in data centers. As we migrate from data centers we currently operate to third-party cloud computing and hosting providers, we are moving and transferring our data and our customers' data. Despite precautions taken during any of these data center moves and data transfers, any unsuccessful data transfers may impair the delivery of our service and materially and adversely disrupt our operations and our service delivery to our customers, which could result in contractual penalties or damage claims from customers. In addition, changes to our data center infrastructure could occur over a period longer than planned, require greater than expected investment and other internal and external resources, and cause us to incur increased costs as we operate multiple data center facilities while we increase our third-party cloud computing capacity. For example, we expect our cost of revenue to increase in absolute dollars and as a percentage of revenue in the second quarter of fiscal year 2024 due to redundant public cloud and data center expenses as we execute on our migration to the public cloud from colocated data centers. It may also take longer than expected to realize the intended benefits from any data center infrastructure migrations and improvements, and disruptions or unexpected costs may continue to occur while we enhance our data center infrastructure.

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

Our future success depends upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, representing diverse backgrounds, experiences, and skill sets, including senior management, engineers, designers, product managers, sales representatives, and customer support representatives. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees, and fostering a diverse and inclusive work environment that enables all of our employees to prosper. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. We may need to invest significant amounts of cash and equity to attract new employees and retain existing employees, and we may never realize returns on these investments. Moreover, our ability to attract and hire personnel may be materially adversely affected by changes to immigration laws or the availability of work visas. Furthermore, as some of our employees work remotely from geographic areas across the globe and more of our employees work remotely on a permanent basis, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, and we may experience unpredictability in our expenses and employee work culture. If we are not able to effectively add and retain employees, or if our employees do not perform to the standards we expect of them, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

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

We will need to continue to optimize our sales infrastructure in order to grow our customer base and business. As a result of weakened economic conditions, we have significantly curtailed our employees’ business-related travel, which may negatively impact our ability to recruit and train our sales force. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. If we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not realize the intended benefits of this investment or increase our revenue.

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

We repurchase shares of our Class A common stock in open market transactions from time to time pursuant to publicly announced stock repurchase program approved by our board of directors. During fiscal year 2023, we repurchased 10.2 million shares for a total amount of $266.7 million and during fiscal year 2022, we repurchased 13.3 million shares for a total amount of $328.5 million. For the three months ended April 30, 2023, we repurchased 1.7 million shares for a total amount of $43.9 million. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices, and we are not obligated to repurchase a specified number or dollar value of shares. As a result, there can be no guarantee around the timing or volume of our share repurchases. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchase by publicly traded companies. This tax could increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

Servicing our existing and future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to settle conversions of our Notes in cash, repay the Notes at maturity, or repurchase the Notes as required following a fundamental change.

In January 2021, we issued $345.0 million aggregate principal amount of Notes. Prior to October 15, 2025, the Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events as described in Note 10, Part II, Item 8 of our Annual Report on Form 10-K. We have made an irrevocable election to settle the principal of the Notes in cash upon any conversion of the Notes. As a result, if holders of the Notes elect to convert their Notes, we will be required to make cash payments in respect of the Notes being converted. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. If the Notes have not previously been converted or repurchased, we will be required to repay the outstanding principal amount of the Notes, plus accrued and unpaid special interest, if any, in cash at maturity. The Notes are scheduled to mature on January 15, 2026.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended April 30, 2023 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2023 to February 28, 2023	—	$—	—	$140,687
March 1, 2023 to March 31, 2023	1,021	$26.22	1,021	$113,899
April 1, 2023 to April 30, 2023	638	$26.77	638	$96,825
Total	1,659		1,659

(1)
On November 29, 2022, our board of directors authorized the repurchase of additional $150 million shares of our Class A common stock. During the three months ended April 30, 2023, we repurchased 1.7 million shares at a weighted average price of $26.43 per share for a total amount of $43.9 million. We have entered into pre-set trading plans adopted in accordance with Rule 10b5-1 to effect such repurchases. The authorized repurchase plan will expire on November 29, 2023.

Items 3, 4 and 5 are not applicable and have been omitted.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Box, Inc. Outside Director Compensation Policy, amended and restated on March 22, 2023.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 31, 2023

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)