Form 10-Q
period 2023-07-31
BOX INC
filed 2023-08-31
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

As of July 31, 2023 the number of shares of the registrant’s Class A common stock outstanding was 144,045,458.

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
•
our ability to further penetrate our existing customer base and expand their use of our services;
•
our ability to displace existing products in established markets;
•
our expectations regarding timing of new products, product bundles and features;
•
our ability to expand our leadership position as a cloud content management platform;
•
our ability to timely and effectively scale and adapt our new and existing technology;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31,	January 31,
	2023	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$395,965	$428,465
Short-term investments	49,438	32,783
Accounts receivable, net	165,429	264,515
Deferred commissions	45,403	48,040
Other current assets	36,648	32,960
Total current assets	692,883	806,763
Property and equipment, net	54,246	69,972
Operating lease right-of-use assets, net	130,158	131,172
Goodwill	74,619	73,863
Deferred commissions, non-current	63,948	71,999
Other long-term assets	52,291	53,396
Total assets	$1,068,145	$1,207,165
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$67,179	$79,810
Accrued compensation and benefits	30,002	44,086
Operating lease liabilities	40,666	47,752
Deferred revenue	455,605	544,179
Total current liabilities	593,452	715,827
Debt, net, non-current	369,823	369,351
Operating lease liabilities, non-current	115,704	118,001
Other long-term liabilities	35,109	37,847
Total liabilities	1,114,088	1,241,026
Commitments and contingencies (Note 6)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares authorized, issued and outstanding as of July 31 (unaudited) and January 31, 2023	491,021	489,990
Stockholders’ deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 144,045 shares (unaudited) and 144,301 shares issued and outstanding as of July 31 and January 31, 2023, respectively	14	14
Additional paid-in capital	787,211	818,996
Accumulated other comprehensive loss	(7,534)	(7,065)
Accumulated deficit	(1,316,655)	(1,335,796)
Total stockholders’ deficit	(536,964)	(523,851)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,068,145	$1,207,165

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Revenue	$261,428	$246,015	$513,326	$484,447
Cost of revenue	67,013	64,843	128,664	127,052
Gross profit	194,415	181,172	384,662	357,395
Operating expenses:
Research and development	63,316	61,965	125,834	123,698
Sales and marketing	88,605	83,442	174,815	166,509
General and administrative	32,619	32,625	65,803	63,424
Total operating expenses	184,540	178,032	366,452	353,631
Income from operations	9,875	3,140	18,210	3,764
Interest and other income (expense), net	3,293	(651)	5,611	(4,808)
Income (loss) before provision for income taxes	13,168	2,489	23,821	(1,044)
Provision for income taxes	2,377	1,444	4,680	2,610
Net income (loss)	$10,791	$1,045	$19,141	$(3,654)
Accretion and dividend on series A convertible preferred stock	(4,307)	(4,304)	(8,531)	(8,526)
Undistributed earnings attributable to preferred stockholders	(740)	—	(1,209)	—
Net income (loss) attributable to common stockholders	$5,744	$(3,259)	$9,401	$(12,180)
Net income (loss) per share attributable to common stockholders
Basic	$0.04	$(0.02)	$0.07	$(0.08)
Diluted	$0.04	$(0.02)	$0.06	$(0.08)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	144,248	143,739	144,490	144,224
Diluted	150,007	143,739	150,218	144,224

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Net income (loss)	$10,791	$1,045	$19,141	$(3,654)
Other comprehensive loss:
Net foreign currency translation loss	(501)	(2,330)	(290)	(7,596)
Other	(14)	(134)	(179)	906
Other comprehensive loss:	(515)	(2,464)	(469)	(6,690)
Comprehensive income (loss)	$10,276	$(1,419)	$18,672	$(10,344)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Three Months Ended July 31, 2023
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of April 30, 2023	500	$490,464	144,828	$14	$822,366	$(7,019)	$(1,327,446)	$(512,085)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,372	—	(21,416)	—	—	(21,416)
Stock-based compensation related to stock awards	—	—	—	—	52,148	—	—	52,148
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	557	—	—	(4,307)	—	—	(4,307)
Repurchases of common stock	—	—	(2,155)	—	(61,580)	—	—	(61,580)
Other comprehensive loss	—	—	—	—	—	(515)	—	(515)
Net income	—	—	—	—	—	—	10,791	10,791
Balance as of July 31, 2023	500	$491,021	144,045	$14	$787,211	$(7,534)	$(1,316,655)	$(536,964)

	Three Months Ended July 31, 2022
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of April 30, 2022	500	$488,351	145,598	$15	$892,067	$(8,769)	$(1,367,278)	$(483,965)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,308	—	(16,596)	—	—	(16,596)
Stock-based compensation related to stock awards	—	—	—	—	45,229	—	—	45,229
Accretion and dividend on series A convertible preferred stock	—	555	—	—	(4,304)	—	—	(4,304)
Repurchases of common stock	—	—	(4,586)	(1)	(118,448)	—	—	(118,449)
Other comprehensive loss	—	—	—	—	—	(2,464)	—	(2,464)
Net income	—	—	—	—	—	—	1,045	1,045
Balance as of July 31, 2022	500	$488,906	142,320	$14	$797,948	$(11,233)	$(1,366,233)	$(579,504)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Six Months Ended July 31, 2023
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2023	500	$489,990	144,301	$14	$818,996	$(7,065)	$(1,335,796)	$(523,851)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	3,558	—	(25,835)	—	—	(25,835)
Stock-based compensation related to stock awards	—	—	—	—	108,056	—	—	108,056
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	1,031	—	—	(8,531)	—	—	(8,531)
Repurchases of common stock	—	—	(3,814)	—	(105,475)	—	—	(105,475)
Other comprehensive loss	—	—	—	—	—	(469)	—	(469)
Net income	—	—	—	—	—	—	19,141	19,141
Balance as of July 31, 2023	500	$491,021	144,045	$14	$787,211	$(7,534)	$(1,316,655)	$(536,964)

	Six Months Ended July 31, 2022
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2022	500	$487,880	145,081	$15	$972,020	$(4,543)	$(1,362,579)	$(395,087)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	5,467	—	(43,990)	—	—	(43,990)
Stock consideration in connection with fiscal 2022 acquisition	—	—	559	—	—	—	—	—
Stock-based compensation related to stock awards	—	—	—	—	107,015	—	—	107,015
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	1,026	—	—	(8,526)	—	—	(8,526)
Repurchases of common stock	—	—	(8,787)	(1)	(228,571)	—	—	(228,572)
Other comprehensive loss	—	—	—	—	—	(6,690)	—	(6,690)
Net loss	—	—	—	—	—	—	(3,654)	(3,654)
Balance as of July 31, 2022	500	$488,906	142,320	$14	$797,948	$(11,233)	$(1,366,233)	$(579,504)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,141	$(3,654)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,483	36,317
Stock-based compensation expense	100,623	95,796
Amortization of deferred commissions	27,369	26,441
Other	1,705	1,871
Changes in operating assets and liabilities:
Accounts receivable, net	96,309	86,171
Deferred commissions	(17,319)	(23,561)
Operating lease right-of-use assets, net	15,850	20,066
Other assets	(1,227)	(11,862)
Accounts payable, accrued expenses and other liabilities	(6,136)	(1,995)
Operating lease liabilities	(24,186)	(22,213)
Deferred revenue	(79,006)	(67,308)
Net cash provided by operating activities	157,606	136,069
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(65,745)	(59,678)
Maturities of short-term investments	50,000	185,000
Purchases of property and equipment, net of sale proceeds	(747)	(769)
Capitalized internal-use software costs	(8,377)	(4,510)
Other	(190)	(815)
Net cash (used in) provided by investing activities	(25,059)	119,228
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(104,906)	(234,886)
Payments of dividends to preferred stockholders	(7,443)	(7,500)
Proceeds from issuances of common stock under employee equity plans	16,840	14,740
Employee payroll taxes paid for net settlement of stock awards	(42,026)	(58,727)
Principal payments of finance lease liabilities	(18,952)	(19,416)
Other	(3,570)	(5,055)
Net cash used in financing activities	(160,057)	(310,844)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,836)	(11,647)
Net decrease in cash, cash equivalents, and restricted cash	(32,346)	(67,194)
Cash, cash equivalents, and restricted cash, beginning of period(1)	429,040	416,888
Cash, cash equivalents, and restricted cash, end of period(1)	$396,694	$349,694

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Box and its wholly owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements.

In the opinion of our management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of our balance sheets, statements of operations, statements of comprehensive income (loss), statements of convertible preferred stock and stockholders' deficit, and the statements of cash flows for the interim periods, but are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending January 31, 2024. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2023, which was filed with the Securities and Exchange Commission (the SEC) on March 13, 2023.

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

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of July 31, 2023, no single customer accounted for more than 10% of total accounts receivable. As of January 31, 2023 one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. No single customer represented over 10% of our revenue for the three and six months ended July 31, 2023 and 2022.

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

Geographic Locations

For the three and six months ended July 31, 2023, revenue attributable to customers in the United States was 66% and 67%, respectively, and revenue attributable to customers in Japan was 21%. For each of the three and six months ended July 31, 2022, revenue attributable to customers in the United States was 67% and revenue attributable to customers in Japan was 20%.

As of July 31, 2023 and January 31, 2023, substantially all of our property and equipment was located in the United States.

Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies and estimates during the six months ended July 31, 2023 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 31, 2023. Additionally, we have a single reporting segment and all required segment information can be found in the condensed consolidated financial statements.

Recently Adopted and Issued Accounting Pronouncements

During the six months ended July 31, 2023, there were no recently adopted or issued accounting pronouncements that had a material impact on our condensed consolidated financial statements.

Note 2. Revenue

Deferred Revenue

Deferred revenue was $479.3 million and $566.6 million as of July 31, 2023 and January 31, 2023, respectively. During the three months ended July 31, 2023 and 2022, we recognized $219.1 million and $207.5 million of revenue that was included in the deferred revenue balance as of April 30, 2023 and 2022, respectively. During the six months ended July 31, 2023 and 2022, we recognized $379.8 million and $365.3 million of revenue that was included in the deferred revenue balance as of January 31, 2023 and 2022, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of July 31, 2023, we had remaining performance obligations from contracts with customers of $1.1 billion. We expect to recognize revenue on 60% of these remaining performance obligations over the next 12 months, with the substantial majority of the remaining balance expected to be recognized within 24 months.

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

Financial assets subject to the fair value disclosure requirements are included in the table below. All of our financial assets are classified as Level 1. The estimated fair value of marketable securities were as follows (in thousands):

	July 31,	January 31,
	2023	2023
Cash equivalents:
Money market funds	$172,091	$181,513
U.S. treasury securities	—	16,906
Total cash equivalents	$172,091	$198,419
Short-term investments:
U.S. treasury securities	$49,438	$32,783
Total short-term investments	$49,438	$32,783
Total cash equivalents and short-term investments	$221,529	$231,202

There were no material differences between the estimated fair value and amortized cost of our marketable securities.

As of July 31, 2023, contractual maturities of marketable securities were all within one year.

As of July 31, 2023, we do not consider any portion of the unrealized losses to be credit losses.

As of July 31, 2023, we had a certificate of deposit for a total of $30.0 million with original maturity of less than three months that is classified as a cash equivalent in our condensed consolidated balance sheet. We did not have any certificates of deposit as of January 31, 2023.

Fair Value Measurements of Other Financial Instruments

In November 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the “November 2017 Facility”). On June 30, 2023, we entered into an amended and restated credit agreement (the “June 2023 Facility”) to amend and restate the November 2017 Facility. As of July 31, 2023 and January 31, 2023, we had total debt outstanding relating to the June 2023 Facility and the November 2017 Facility, respectively, with a carrying amount of $30.0 million. The estimated fair value of the November 2017 Facility, which we have classified as a Level 2 financial instrument, approximates its carrying value.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026 (the “Convertible Notes”). The fair value of the Convertible Notes is determined using observable market prices. The fair value of the Convertible Notes, which we have classified as a Level 2 instrument, was $449.7 million and $462.9 million as of July 31, 2023 and January 31, 2023, respectively.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	July 31,	January 31,
	2023	2023
Data center equipment	$324,513	$353,519
Leasehold improvements	72,057	79,319
Computer-related equipment and software	19,930	21,436
Furniture and fixtures	14,333	15,301
Construction in progress	5,383	2,362
Total property and equipment	436,216	471,937
Less: accumulated depreciation	(381,970)	(401,965)
Total property and equipment, net	$54,246	$69,972

As of July 31, 2023, the gross carrying amount of property and equipment included $231.7 million of data center equipment acquired under finance leases and the accumulated depreciation of property and equipment acquired under these finance leases was $213.3 million. As of January 31, 2023, the gross carrying amount of property and equipment included $258.3 million of data center equipment acquired under finance leases and the accumulated depreciation of property and equipment acquired under these finance leases was $226.2 million.

Depreciation expense related to property and equipment was $8.0 million and $14.0 million for the three months ended July 31, 2023 and 2022, respectively, and $17.3 million and $28.8 million for the six months ended July 31, 2023 and 2022, respectively.

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

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2022	2021
Finance lease cost:
Amortization of finance lease right-of-use assets	$5,287	$11,502	$11,815	$23,463
Interest on finance lease liabilities	271	547	627	1,213
Operating lease cost, gross	12,218	12,542	25,393	25,131
Variable lease cost, gross	2,344	2,009	4,654	4,001
Sublease income	(1,704)	(2,317)	(3,373)	(4,573)
Total lease cost	$18,416	$24,283	$39,116	$49,235

As of July 31, 2023, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)	Finance Leases
2024	$26,802	$11,014
2025	36,492	2,525
2026	33,192	—
2027	32,179	—
2028	28,001	—
Thereafter	22,798	—
Total lease payments	$179,464	$13,539
Less: imputed interest	$(23,094)	$(236)
Present value of total lease liabilities	$156,370	$13,303

(1) Non-cancellable sublease proceeds for the remainder of the year ending January 31, 2024 and years ending January 31, 2025 and 2026 of $3.2 million, $7.0 million, and $1.0 million, respectively, are not included in the table above.

As of July 31, 2023, we had one operating lease for an office space that has not yet commenced. This operating lease has aggregated undiscounted future payments of $20.1 million and a lease term of nine years. This operating lease will commence during fiscal year 2025. We did not have any finance leases that had not yet commenced as of July 31, 2023.

Note 6. Commitments and Contingencies

Letters of Credit

As of July 31, 2023 and January 31, 2023, we had letters of credit in the aggregate amount of $14.6 million and $18.6 million, respectively, in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 7.

Purchase Obligations

Our purchase obligations relate primarily to infrastructure services and IT software and support services costs. As of July 31, 2023, future payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Years ending January 31:
2024	$2,997
2025	82,298
2026	7,643
2027	264,954
Total	$357,892

Our contracts for infrastructure services and IT software, which have terms ranging from 2 to 8 years, support our long-term goals of improving gross margin.

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2023.

Note 7. Debt

Convertible Senior Notes

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. The Convertible Notes are senior unsecured obligations and do not bear regular interest. Each $1,000 principal amount of the Convertible Notes will be convertible into 38.7962 shares of our Class A common stock, which is equivalent to a conversion price of approximately $25.78 per share.

There have been no changes to the conversion or redemption terms of the Convertible Notes during the six months ended July 31, 2023 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2023.

As of July 31, 2023, the conditions allowing holders of the Convertible Notes to convert were not met.

The net carrying amount of the Convertible Notes consisted of the following (in thousands):

	July 31,	January 31,
	2023	2023
Principal	$345,000	$345,000
Unamortized issuance costs	(4,701)	(5,649)
Net carrying amount	$340,299	$339,351

Issuance costs are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs is 0.56%. For the three and six months ended July 31, 2023 and 2022, interest expense recognized related to the Convertible Notes was not material.

Capped Calls

In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls each have a strike price of approximately $25.80 per share, subject to certain adjustments, which correspond to the initial conversion price of the Convertible Notes. The Capped Calls have initial cap prices of $35.58 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 13.4 million shares of our Class A common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls are separate transactions, and not part of the terms of the Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ deficit and are not accounted for as derivatives. The cost of $27.8 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

Line of Credit

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the “November 2017 Facility”), which provided for a $65.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. On June 30, 2023, we entered into an amended and restated credit agreement (the “June 2023 Facility”) to provide for a $150.0 million revolving loan facility and maintain the $45.0 million letter of credit sublimit. Pursuant to the terms of the June 2023 Facility, the maturity date of the revolving loan facility is the earlier of (i) June 30, 2028, (ii) October 16, 2025, except to the extent that both of the following conditions are satisfied as of such date: (x) the outstanding principal amount of the Convertible Notes as of such date is not greater than $100.0 million and (y) our liquidity (as determined in accordance with the June 2023 Facility) is greater than or equal to the outstanding principal amount of such Convertible Notes as of such date, and (iii) February 11, 2028, only in the event that any of our Series A Convertible Preferred Stock remains outstanding as of such date. In addition, the June 2023 Facility adopts the Secured Overnight Financing Rate (“SOFR”) as the interest rate benchmark rather than the London Interbank Offered Rate (“LIBOR”) implemented under the November 2017 Facility, with the revolving loans accruing interest at a rate per annum equal to, at our option, (a) an adjusted term SOFR rate (based on one, three, or six-month interest periods) plus a margin ranging from 1.35% to 1.85%, (b) a daily simple SOFR rate plus a margin ranging from 1.35% to 1.85%, or (c) a prime rate plus a margin of 0.35% to 0.85%. The June 2023 Facility provides for a commitment fee of 0.15% to 0.25% per annum, determined based upon our senior secured leverage ratio, on the average daily unused amount of the revolving committed amount, payable quarterly in arrears. The other material terms of the June 2023 Facility remain consistent with those of the November 2017 Facility disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2023.

As of July 31, 2023, we had total debt outstanding with a net carrying amount of $29.5 million and we were in compliance with all financial covenants. Issuance costs, which are amortized to interest expense over the term of the June 2023 Facility, were not material.

Note 8. Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Series A Convertible Preferred Stock

On April 7, 2021, we entered into an investment agreement with a group of investors led by KKR & Co. Inc. (collectively “KKR”) relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $500 million, or $1,000 per share.

There have been no changes to the terms and conditions of the Series A Preferred Stock for the six months ended July 31, 2023 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2023.

During the six months ended July 31, 2023, we paid cash dividends to our Series A Preferred Stockholders in the amount of $7.4 million and as of July 31, 2023, we had accrued dividends of $1.3 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position.

Share Repurchase Plan

During the three months ended July 31, 2023, we repurchased 2.2 million shares at a weighted average price of $28.55 per share for a total amount of $61.5 million. During the six months ended July 31, 2023, we repurchased 3.8 million shares at a weighted average price of $27.63 per share for a total amount of $105.4 million. As of July 31, 2023, $35.3 million remained available for additional repurchases.

On August 28, 2023, our board of directors authorized an expansion of the share repurchase plan. Under this expansion, an additional $100 million of our Class A common stock may be repurchased in open market transactions through August 28, 2024.

Note 9. Stock-Based Compensation

Employee Equity Plans

We currently have two employee equity plans that have been adopted by our board of directors. These plans, the 2015 Equity Incentive Plan (the "2015 Plan") and the 2015 Employee Stock Purchase Plan (the "2015 ESPP"), are described in more detail in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2023. As of July 31, 2023, 32,470,894 shares and 4,550,504 shares were reserved for future issuance under the 2015 Plan and the 2015 ESPP, respectively.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2023	2,373,063	$17.32	3.81	$34,820
Options exercised	(24,440)	6.02
Balance as of July 31, 2023	2,348,623	$17.43	3.34	$32,448
Exercisable as of July 31, 2023	2,348,623	$17.43	3.34	$32,448

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2023	14,665,753	$24.89
Granted	7,521,191	26.60
Vested	(4,311,687)	23.77
Forfeited	(560,039)	25.37
Unvested balance - July 31, 2023	17,315,218	$25.90

As of July 31, 2023, there was $422.0 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.75 years.

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

During the six months ended July 31, 2023 we recognized stock-based compensation expense related to executive bonus plans in the amount of $5.5 million. The unrecognized compensation expense related to the ungranted and unvested executive bonus plan for fiscal year 2024 is $7.4 million, based on the expected performance against the pre-established corporate financial objectives as of July 31, 2023, which is expected to be recognized over a remaining weighted-average period of less than one year.

2015 ESPP

As of July 31, 2023, there was $14.7 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over a weighted-average period of 1.36 years.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Cost of revenue	$5,230	$4,787	$9,715	$9,142
Research and development	18,722	18,095	35,724	35,821
Sales and marketing	17,546	14,800	32,864	30,089
General and administrative	11,848	11,004	22,320	20,744
Total stock-based compensation	$53,346	$48,686	$100,623	$95,796

Note 10. Net Income (Loss) per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$10,791	$1,045	$19,141	$(3,654)
Accretion and dividend on series A convertible preferred stock	(4,307)	(4,304)	(8,531)	(8,526)
Undistributed earnings attributable to preferred stockholders	(740)	—	(1,209)	—
Net income (loss) attributable to common stockholders, basic and diluted	$5,744	$(3,259)	$9,401	$(12,180)

Denominator:
Weighted-average number of shares used to compute net income (loss) per share attributable to common stockholders, basic	144,248	143,739	144,490	144,224
Weighted-average number of shares used to compute net income (loss) per share attributable to common stockholders, diluted	150,007	143,739	150,218	144,224

Net income (loss) per share attributable to common stockholders, basic	$0.04	$(0.02)	$0.07	$(0.08)
Net income (loss) per share attributable to common stockholders, diluted	$0.04	$(0.02)	$0.06	$(0.08)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Options to purchase common stock	7	2,983	7	3,423
Restricted stock units	80	18,129	56	16,982
Employee stock purchase plan	1,977	1,902	1,508	1,803
Shares related to convertible preferred stock	18,587	18,541	18,586	18,539
Shares related to the convertible senior notes	—	566	—	790
Total	20,651	42,121	20,157	41,537

Note 11. Income Taxes

The provision for income taxes was $2.4 million and $4.7 million for the three and six months ended July 31, 2023, respectively, and $1.4 million and $2.6 million for the three and six months ended July 31, 2022, respectively. Our income taxes for the three and six months ended July 31, 2023 and 2022 were primarily due to state income taxes and foreign income taxes.

For the three and six months ended July 31, 2023 and 2022, the difference between the U.S. statutory rate and our effective tax rate was primarily due to utilization of deferred tax assets in jurisdictions which have a full valuation allowance, state income taxes driven by the capitalization of research and development expenditures, and differing foreign tax rates.

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

In addition, we continue to innovate by expanding our core services and offerings with a focus on frictionless security and compliance, seamless internal and external collaboration and workflow, and integration with best-of-breed applications – all underpinned by a comprehensive set of application programming interfaces (APIs), developer tools, and intelligent infrastructure. We recently announced Box AI, a new set of capabilities that will natively integrate advanced artificial intelligence (“AI”) models to uncover and share business insights, find answers to critical questions, and create content using an enterprise’s data. In addition, Box Canvas, our natively integrated, interactive virtual whiteboarding tool, is now available to all customers. We also currently provide the following offerings: Box Sign, which enables customers to securely send documents for electronic signature directly from Box; Box Shield, our advanced security offering that helps customers reduce the risk of accidental content leakage and protect their business from insider threats and account compromise, as well as threat detection, response, and recovery for potential malware incidents, including ransomware; Box Relay, which allows our end users to easily build, manage and track workflows; Box Zones, which gives global customers the ability to store their content locally in certain regions; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Platform, which further enables customers and partners to build enterprise apps using our open APIs and developer tools; Box Governance, which gives customers a better way to comply with regulatory policies, help satisfy e-discovery requests and effectively manage sensitive business information throughout its lifecycle; Box Notes, our native content authoring tool which enables users to seamlessly share and collaborate in real time; and Box Shuttle, which allows for easy, affordable, self-service content migration directly from the admin console from more than ten source systems, into Box. In addition, with Box Consulting, organizations can access professional services for critical topics like implementation, technology and app development, and change management and user training. The increasing traction of these product innovations allows our customers to realize the full set of capabilities of our Content Cloud.

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

Current Period Highlights

For the three months ended July 31, 2023 and 2022, our revenue was $261.4 million and $246.0 million, respectively, representing year-over-year growth of 6%. As of July 31, 2023, our remaining performance obligations were $1.138 billion, representing an 8% increase from our remaining performance obligations of $1.051 billion as of July 31, 2022. For the three months ended July 31, 2023, our gross profit was $194.4 million, and our gross margin was 74.4%, compared to our gross profit of $181.2 million and our gross margin of 73.6% for the three months ended July 31, 2022. For the three months ended July 31, 2023, our operating income was $9.9 million, and our operating margin was 3.8%, compared to our operating income of $3.1 million and our operating margin of 1.3% for the three months ended July 31, 2022. Our net cash provided by operating activities was $32.7 million for the three months ended July 31, 2023, an increase of 15% from net cash provided by operating activities of $28.3 million for the three months ended July 31, 2022. Our non-GAAP free cash flow was $20.6 million for the three months ended July 31, 2023, an increase of 15% from non-GAAP free cash flow of $18.0 million for the three months ended July 31, 2022.

Impact of Macroeconomic Factors on Our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including impacts from inflation, higher interest rates, slower growth, the stronger dollar versus foreign currencies, particularly the Japanese Yen, the ongoing Russia-Ukraine conflict and other changes in economic conditions, may adversely affect our results of operations and financial performance. During the three months ended July 31, 2023, in addition to headwinds from foreign exchange rate trends, we continued to see an impact from additional customer scrutiny being placed on larger deals and lower seat expansion rates due to the challenging macroeconomic environment. As a result, we have experienced, and may continue to experience, increased customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets related to services that we offer. While we believe IT budgets have tightened and some larger deals have required more scrutiny across verticals and geographies, we also believe we are well-positioned to execute through these dynamic times as the Box Content Cloud enables enterprises to streamline their businesses, drive up productivity, reduce risk, and lower costs.

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

RPO as of July 31, 2023 was $1.138 billion, an increase of 8% from July 31, 2022. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings, the conversion to multi-product Suites, and extended customer contract durations. The increase in RPO was also driven by the addition of new customers and the timing of customer-driven renewals. RPO growth was partially offset by a negative impact from foreign currency exchange rates.

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

Billings for the three and six months ended July 31, 2023 were $232.5 million and $424.4 million, respectively, representing a decrease of 1% for the three months ended July 31, 2023 and an increase of 4% for the six months ended July 31, 2022. The decrease in billings for the three months ended July 31, 2023 was driven by a particularly high volume of early renewals in the first quarter of fiscal year 2024 and a negative impact from foreign currency exchange rates. The increase in billings for the six months ended July 31, 2023 was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings through the conversion to multi-product Suites, the addition of new customers, and the timing of customer-driven renewals. Billings growth was partially offset by a negative impact from foreign currency exchange rates.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
GAAP revenue	$261,428	$246,015	$513,326	$484,447
Deferred revenue, end of period	479,293	458,249	479,293	458,249
Less: deferred revenue, beginning of period	(507,385)	(468,350)	(566,630)	(534,242)
Contract assets, beginning of period	2,642	1,491	1,900	1,111
Less: contract assets, end of period	(3,477)	(2,424)	(3,477)	(2,424)
Billings	$232,501	$234,981	$424,412	$407,141

Non-GAAP Free Cash Flow

We define non-GAAP free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business.

Non-GAAP free cash flow for the three and six months ended July 31, 2023 was $20.6 million and $128.8 million, respectively, representing an increase of 15% and 18% from the three and six months ended July 31, 2022, respectively.

A calculation of non-GAAP free cash flow starting with net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
GAAP net cash provided by operating activities	$32,676	$28,339	$157,606	$136,069
Purchases of property and equipment, net of proceeds from sales	1,574	(211)	(747)	(769)
Principal payments of finance lease liabilities	(9,071)	(7,913)	(18,952)	(19,416)
Capitalized internal-use software costs	(4,611)	(2,257)	(9,091)	(7,062)
Non-GAAP free cash flow	$20,568	$17,958	$128,816	$108,822

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

Our net retention rate was 103% and 112% as of July 31, 2023 and 2022, respectively. Our net retention rate as of July 31, 2023 was primarily attributable to heightened budget scrutiny putting pressure on seat expansion within existing customers. As our customers purchase add-on products or our bundled Enterprise Plus plan, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, have been significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Research and Development. Research and development expense consists primarily of employee compensation and related expenses, as well as allocated overhead. Our research and development efforts are focused on scaling our platform, building an ecosystem of best-of-breed applications and platforms, infrastructure, adding enterprise grade features, functionality and enhancements such as workflow automation, intelligent content management capabilities, advanced security, e-signature capability, native visual collaboration and whiteboarding, and artificial intelligence to enhance the ease of use of our cloud content management services. We capitalize certain qualifying costs to develop software for internal use incurred during the application development stage.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists of interest expense, interest income, gains and losses from foreign currency transactions, and other income and expense. Interest expense consists primarily of interest charges for our line of credit and interest rate swap agreement, interest expense related to finance leases, and the amortization of issuance costs of our convertible senior notes. Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. We have historically invested our cash and cash equivalents in overnight deposits, certificates of deposit, money market funds and U.S. treasury securities.

Provision for Income Taxes

Provision for income taxes consists primarily of state income taxes and foreign income taxes and, as applicable, changes in our deferred taxes and related valuation allowance positions and uncertain tax positions.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Consolidated Statements of Operations Data:
Revenue	$261,428	$246,015	$513,326	$484,447
Cost of revenue (1)	67,013	64,843	128,664	127,052
Gross profit	194,415	181,172	384,662	357,395
Operating expenses:
Research and development (1)	63,316	61,965	125,834	123,698
Sales and marketing (1)	88,605	83,442	174,815	166,509
General and administrative (1)	32,619	32,625	65,803	63,424
Total operating expenses	184,540	178,032	366,452	353,631
Income from operations	9,875	3,140	18,210	3,764
Interest and other income (expense), net	3,293	(651)	5,611	(4,808)
Income (loss) before provision for income taxes	13,168	2,489	23,821	(1,044)
Provision for income taxes	2,377	1,444	4,680	2,610
Net income (loss)	$10,791	$1,045	$19,141	$(3,654)
Accretion and dividend on series A convertible preferred stock	(4,307)	(4,304)	(8,531)	(8,526)
Undistributed earnings attributable to preferred stockholders	(740)	—	(1,209)	—
Net income (loss) attributable to common stockholders	$5,744	$(3,259)	$9,401	$(12,180)
Net income (loss) per share attributable to common stockholders
Basic	$0.04	$(0.02)	$0.07	$(0.08)
Diluted	$0.04	$(0.02)	$0.06	$(0.08)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	144,248	143,739	144,490	144,224
Diluted	150,007	143,739	150,218	144,224

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2023	2022	2023	2022
Cost of revenue	$5,230	$4,787	$9,715	$9,142
Research and development	18,722	18,095	35,724	35,821
Sales and marketing	17,546	14,800	32,864	30,089
General and administrative	11,848	11,004	22,320	20,744
Total stock-based compensation	$53,346	$48,686	$100,623	$95,796

Comparison of the Three and Six Months Ended July 31, 2023 and 2022

Revenue

	Three Months Ended
	July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue	$261,428	$246,015	$15,413	6%

The $15.4 million increase in revenue for the three months ended July 31, 2023 was primarily driven by seat growth in existing customers and continued strong attach rates of our multi-product Suites offerings, particularly Enterprise Plus. The increase was partially offset by the weakening of foreign currency exchange rates, which negatively impacted our revenue growth rate by 300 basis points, and customers partially churning their deployment with Box.

	Six Months Ended
	July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue	$513,326	$484,447	$28,879	6%

The $28.9 million increase in revenue for the six months ended July 31, 2023 was primarily driven by seat growth in existing customers and continued strong attach rates of our multi-product Suites offerings, particularly Enterprise Plus. The increase was partially offset by the weakening of foreign currency exchange rates, which negatively impacted our revenue growth rate by 350 basis points, and customers partially churning their deployment with Box.

Cost of Revenue

	Three Months Ended
	July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$67,013	$64,843	$2,170	3%
Percentage of revenue	26%	26%
Gross margin	74.4%	73.6%

The $2.2 million increase for the three months ended July 31, 2023 was primarily due to an increase of $11.2 million in public cloud infrastructure costs. This was partially offset by a decrease of $5.8 million in depreciation expense, a decrease of $1.7 million in bandwidth and data center rent expense, and a decrease of $1.5 million in subscription software contract expenses. Cost of revenue as a percentage of revenue remained flat year-over-year.

	Six Months Ended
	July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$128,664	$127,052	$1,612	1%
Percentage of revenue	25%	26%
Gross margin	74.9%	73.8%

The $1.6 million increase for the six months ended July 31, 2023 was primarily due to an increase of $17.0 million in public cloud infrastructure costs and an increase of $0.8 million in employee and contractor related costs. The increase in cost of revenue was partially offset by a decrease of $10.7 million in depreciation expense, a decrease of $3.1 million in bandwidth and data center rent expense, a decrease of $2.1 million in subscription software contract expenses, and a decrease of $0.4 million in allocated overhead costs. Cost of revenue as a percentage of revenue decreased 100 basis points year-over-year.

Over time, we expect our cost of revenue to increase in absolute dollars but decrease as a percentage of revenue as we continue to optimize data center efficiencies and invest in public cloud infrastructure.

Research and Development

	Three Months Ended
	July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$63,316	$61,965	$1,351	2%
Percentage of revenue	24%	25%

The $1.4 million increase for the three months ended July 31, 2023 was primarily due to increases of $2.1 million and $1.7 million in allocated overhead costs and employee-related costs, respectively, driven by a 14% increase in headcount, and an increase of $1.5 million in stock-based compensation expense. The increased employee headcount and related costs are driven by the growth in lower cost regions. The increase in research and development expenses was partially offset by an increase of $3.3 million in capitalized internally developed software costs and a decrease of $0.7 million in hosted data service costs. Research and development expenses as a percentage of revenue decreased 100 basis points year-over-year.

	Six Months Ended
	July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$125,834	$123,698	$2,136	2%
Percentage of revenue	25%	26%

The $2.1 million increase for the six months ended July 31, 2023 was primarily due to increases of $4.9 million and $2.9 million in employee related costs and allocated overhead costs, respectively, driven by a 14% increase in headcount, an increase of $1.5 million in stock-based compensation expense, and an increase of $0.4 million in subscription software contract expenses. The increased employee headcount and related costs are driven by the growth in lower cost regions. The increase in research and development expenses was partially offset by an increase of $6.1 million in capitalized internally developed software costs and a decrease of $1.4 million in hosted data service costs. Research and development expenses as a percentage of revenue decreased 100 basis points year-over-year.

We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our content cloud product offerings and services and shift research and development to lower cost regions.

Sales and Marketing

	Three Months Ended
	July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$88,605	$83,442	$5,163	6%
Percentage of revenue	34%	34%

The $5.2 million increase for the three months ended July 31, 2023 was primarily due to an increase of $2.7 million in stock-based compensation expense, an increase of $0.9 million in allocated overhead costs, an increase of $0.8 million in marketing expenses, and an increase of $0.7 million in commission expenses. Sales and marketing expenses as a percentage of revenue remained flat year-over-year.

	Six Months Ended
	July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$174,815	$166,509	$8,306	5%
Percentage of revenue	34%	34%

The $8.3 million increase for the six months ended July 31, 2023 was primarily due to an increase of $2.8 million in stock-based compensation expense, increases of $1.6 million and $1.1 million in allocated overhead costs and employee related costs, respectively, driven by a 5% increase in headcount, an increase of $1.6 million in marketing expenses, and an increase of $0.9 million in commission expense. Sales and marketing expenses as a percentage of revenue remained flat year-over-year.

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

General and Administrative

	Three Months Ended
	July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative	$32,619	$32,625	$(6)	0%
Percentage of revenue	12%	13%

General and administrative expenses for the three months ended July 31, 2023 remained relatively flat primarily due to an increase of $0.8 million in stock-based compensation expense. This was partially offset by a decrease of $0.5 million in legal services and a decrease of $0.3 million in depreciation expense. General and administrative expense as a percentage of revenue decreased 100 basis points year-over-year.

	Six Months Ended
	July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative	$65,803	$63,424	$2,379	4%
Percentage of revenue	13%	13%

The $2.4 million increase for the six months ended July 31, 2023 was primarily due to an increase of $2.4 million in employee related costs driven by a 3% increase in headcount and an increase of $1.6 million in stock-based compensation expense. The increase in general and administrative expenses was partially offset by a decrease of $1.6 million in outside agency and consulting services. General and administrative expense as a percentage of revenue remained flat year-over-year.

We expect our general and administrative expense to increase in absolute dollars but decrease as a percentage of revenue over time as we benefit from greater operational scale and efficiency.

Interest and Other Income (Expense), Net

	Three Months Ended
	July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$3,293	$(651)	$3,944	*

* Percentage change not meaningful.

The $3.9 million increase for the three months ended July 31, 2023 was primarily due to an increase of $4.2 million in interest income from our certificates of deposit, money market funds, and marketable securities, partially offset by increase of $0.4 million in foreign currency losses.

	Six Months Ended
	July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$5,611	$(4,808)	$10,419	*

* Percentage change not meaningful.

The $10.4 million increase for the six months ended July 31, 2023 was primarily due to an increase of $8.5 million in interest income from our certificates of deposit, money market funds, and marketable securities and a decrease of $1.4 million in foreign currency losses.

Provision for Income Taxes

	Three Months Ended
	July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$2,377	$1,444	$933	65%

The $0.9 million increase for the three months ended July 31, 2023 was primarily due to higher foreign tax expense as a result of increased profitability.

	Six Months Ended
	July 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$4,680	$2,610	$2,070	79%

The $2.1 million increase for the six months ended July 31, 2023 was primarily due to $1.8 million in higher foreign tax expense as a result of increased profitability and $0.3 million in higher state income taxes.

Liquidity and Capital Resources

As of July 31, 2023, we had cash and cash equivalents, restricted cash, and short-term investments of $446.1 million. During the six months ended July 31, 2023, we generated operating cash flows of $157.6 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents and short-term investments, together with our credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, public cloud obligations, repayment or refinancing of our debt obligations, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the six months ended July 31, 2023 and 2022, our cash flows were as follows (in thousands):

	Six Months Ended
	July 31,
	2023	2022

Net cash provided by operating activities	$157,606	$136,069
Net cash (used in) provided by investing activities	(25,059)	119,228
Net cash used in financing activities	(160,057)	(310,844)

Operating Activities

For the six months ended July 31, 2023, cash provided by operating activities was $157.6 million. The primary factors affecting our operating cash flows during this period were our net income of $19.1 million, stock-based compensation of $100.6 million, amortization of deferred commissions of $27.4 million, and depreciation and amortization of our property and equipment and capitalized software of $24.5 million. Cash provided by operating activities during the six months ended July 31, 2023 were further adjusted by net cash outflows of $15.7 million due to changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $79.0 million decrease in deferred revenue, a $24.2 million decrease in operating lease liabilities due to recurring lease payments, a $17.3 million increase in deferred commissions resulting from capitalization of incremental commissions paid to our sales force, and a $6.1 million decrease in accounts payable, accrued expenses and other liabilities. This was partially offset by a $96.3 million decrease in accounts receivable primarily due to the timing of our cash collections and a $15.9 million decrease in operating right-of-use assets due to amortization.

Investing Activities

Cash used in investing activities of $25.1 million for the six months ended July 31, 2023 was primarily driven by $65.7 million in purchases of short-term investments, $8.4 million in capitalized internally developed software costs, and $0.7 million of fixed asset purchases, net of sale proceeds, partially offset by $50.0 million in maturities of short-term investments.

Financing Activities

Cash used in financing activities of $160.1 million for the six months ended July 31, 2023 was primarily driven by $104.9 million in repurchases of our common stock, $42.0 million of employee payroll taxes paid related to net share settlement of stock awards, $19.0 million of principal payments of finance lease liabilities, and $7.4 million of dividend payments to preferred stockholders. This was partially offset by $16.8 million from issuances of common stock under our employee equity plans.

Debt

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. The Convertible Notes are senior unsecured obligations and do not bear regular interest. Each $1,000 principal amount of the Convertible Notes is convertible into 38.7962 shares of our Class A common stock, which is equivalent to a conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of specified events. We have made an irrevocable election to settle the principal portion of the Convertible Notes only in cash. Accordingly, upon conversion, we will pay the principal in cash and we will pay or deliver, as the case may be, the conversion premium in cash, shares of common stock or a combination of cash and shares of common stock, at our election.

In connection with the pricing of the Convertible Notes, we entered into privately negotiated Capped Calls with certain counterparties. The Capped Calls each have a strike price of approximately $25.80 and initial cap prices of $35.58 per share, subject to certain adjustments.

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the "November 2017 Facility"), which provided for a $65.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. On June 30, 2023, we entered into an amended and restated credit agreement (the "June 2023 Facility") to provide for a $150.0 million revolving loan facility and maintain the $45.0 million letter of credit sublimit. Pursuant to the terms of the June 2023 Facility, the maturity date of the revolving loan facility is the earlier of (i) June 30, 2028, (ii) October 16, 2025, except to the extent that both of the following conditions are satisfied as of such date: (x) the outstanding principal amount of the Convertible Notes as of such date is not greater than $100.0 million and (y) our liquidity (as determined in accordance with the June 2023 Facility) is greater than or equal to the outstanding principal amount of such Convertible Notes as of such date, and (iii) February 11, 2028, only in the event that any of our Series A Convertible Preferred Stock remains outstanding as of such date. As of July 31, 2023, debt outstanding under the June 2023 Facility was $30.0 million. Refer to Note 7 for a detailed description of the November 2017 Facility.

Series A Convertible Preferred Stock

On April 7, 2021 we entered into an investment agreement with KKR and certain other investors relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value of $0.0001 per share, for an aggregate purchase price of $500 million, or $1,000 per share. Refer to Note 8 for a detailed description of our Series A Convertible Preferred Stock.

Share Repurchase Plan

During the three months ended July 31, 2023, we repurchased 2.2 million shares at a weighted average price of $28.55 per share for a total amount of $61.5 million. During the six months ended July 31, 2023, we repurchased 3.8 million shares at a weighted average price of $27.63 per share for a total amount of $105.4 million. As of July 31, 2023, $35.3 million remained available for additional repurchases.

On August 28, 2023, our board of directors authorized an expansion of the share repurchase plan. Under this expansion, an additional $100 million of our Class A common stock may be repurchased in open market transactions through August 28, 2024.

Off-Balance Sheet Arrangements

Through July 31, 2023, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces and data centers, (ii) obligations under finance leases for servers and related equipment for our data center operations, (iii) purchase obligations not recognized on the condensed consolidated balance sheet as of July 31, 2023, which relate primarily to public cloud infrastructure services and IT software and support services, and (iv) debt, including obligations under both our November 2017 Facility and Convertible Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 5, 6, and 7, respectively, in Part I, Item 1. Financial Statements.

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

There have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2023 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2023.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $446.1 million as of July 31, 2023. Our cash and cash equivalents and short-term investments primarily consist of overnight cash deposits, money market funds, U.S. treasury securities, and certificates of deposit. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of July 31, 2023, we had total debt outstanding with a carrying amount of $30.0 million which approximates fair value. The revolving loans accrue interest at a SOFR rate plus a margin ranging from 1.45% to 1.95%.

Effective September 5, 2019, we entered into a swap agreement with Wells Fargo Bank, National Association (the "Swap Agreement") in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Effective June 5, 2023, we amended the terms of the Swap Agreement to update our borrowing benchmark from LIBOR to SOFR, in line with our amended November 2017 Facility. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five-year term of the agreement. As of July 31, 2023, our interest rate swap had a notional value of $30.0 million.

A hypothetical change in interest rates of 100 basis points after July 31, 2023 would not have a material impact on the combined net fair value of our outstanding debt and Swap Agreement.

Foreign Currency Risk

Approximately one-third of our revenue is represented by customer contracts denominated in foreign currencies, which include the Japanese Yen, Euro, and British Pound. As our foreign operations continue to grow, specifically in Japan, we have increasing exposure to fluctuations in foreign currency exchange rates.

These fluctuations can result in fluctuations in our total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon translation of these amounts into U.S. dollars. For the three and six months ended July 31, 2023, total revenue was negatively impacted by approximately 300 basis points and 350 basis points, respectively, compared to the corresponding prior period. For the three and six months ended July 31, 2023, total operating expenses were favorably impacted by approximately 10 and 60 basis points, respectively, compared to corresponding prior periods.

Additionally, our international subsidiaries maintain certain asset and liability balances as well as operating expenses that are denominated in foreign currencies other than the functional currency and as a result, may cause us to recognize transaction gains and losses in our statement of operations impacting our operating expenses which are recognized in interest and other expense, net on our condensed consolidated statements of operations. For the three months ended July 31, 2023 and July 31, 2022, foreign currency exchange losses were not material. For the six months ended July 31, 2023 and 2022, we incurred $1.6 million and $3.0 million, respectively, in foreign currency exchange losses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances and have not entered into derivatives or hedging transactions; however, we may do so in the future.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 6 in Part I, Item 1 of this Quarterly Report on Form 10-Q under the subheading “Legal Matters,” which is incorporated herein by reference.

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

To improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Our net retention rate has fluctuated from period to period and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 103% and 112% as of July 31, 2023 and 2022, respectively.

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

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The United States and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect the industries to which we sell our services. An economic downturn, recession, or uncertainty about economic conditions, including volatility in the credit, equity and foreign exchange markets, inflation, rising interest rates, potential U.S. sovereign default, bank failures and financial instability, ongoing supply chain disruptions, unemployment trends, the adverse effects of pandemics (such as COVID-19) and geopolitical issues, such as the Russian invasion of Ukraine, could cause customers to delay or reduce their information technology spending. This could result in reduced sales, longer sales cycles, reduced renewal rates, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. Since the second half of our fiscal year 2023, we have seen an impact from additional customer scrutiny being placed on deals due to the economic environment. In addition, there can be no assurance that cloud content management and collaboration spending levels will increase following any recovery.

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

Issues relating to the use of new and evolving technologies such as artificial intelligence (AI) and machine learning that we integrate into our product offerings may cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. Developing, testing and deploying AI systems may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our project margin and adversely affect our business and operating results. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

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

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the relative value of the U.S. dollar and foreign currencies, particularly the Japanese Yen, and to a lesser extent, the British pound and the Euro, may impact our operating results. For example, the Japanese Yen, the British pound and the Euro have all experienced declines in value vis-à-vis the U.S. dollar, which negatively affected our results of operations during the year ended January 31, 2023 and the six months ended July 31, 2023 and could continue to negatively impact our results of operations in future periods. We currently manage our exchange rate risk by maintaining offsetting foreign currency assets and liabilities and by minimizing non-U.S. dollar cash balances, but we do not have any other hedging programs in place to limit the risk of exchange rate fluctuation. In the future, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. Such practices may not ultimately be available and/or effective at mitigating the foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, any hedging strategies we deploy are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be negatively affected in the future.

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

We generated a net income of $26.8 million during the year ended January 31, 2023 and incurred net losses of $41.5 million and $43.4 million during the years ended January 31, 2022 and 2021, respectively. We generated net income of $19.1 million in the six months ended July 31, 2023. As of July 31, 2023, we had an accumulated deficit of $1.3 billion. The losses in fiscal years 2022 and 2021 and related accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers and may incur additional expenses as we make investments to scale our business. Further, it is difficult to predict the size and growth rate of our market, customer demand for our platform and for any new features or products we develop, and the success of competitive products or services. As a result, we may not maintain profitability in future periods.

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
•
general economic, industry and market conditions, including those caused by the Russian invasion of Ukraine, and as a result of inflation, rising interest rates, or bank failures and financial instability;
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

The services we offer involve the storage of large amounts of our and our customers’ sensitive and proprietary information, some of which may be considered personally identifiable. Cyberattacks and other malicious internet-based activity, including ransomware, malware and viruses, continue to increase in frequency and magnitude and we face security threats from malicious third parties that could obtain unauthorized access to, or disrupt, our systems, infrastructure and networks. These threats may come from a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations, hacking groups and individuals and insider threats. These sources can also implement social engineering techniques, such as “phishing,” “smishing” or “vishing” attacks, to induce our partners, users, employees or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ data. Hackers that acquire user account information at other companies can attempt to use that information to compromise the accounts of our personnel, or our users’ accounts if an account shares the same sensitive information such as passwords. As we increase our customer base, our brand becomes more widely known and recognized, and our service is used in more heavily regulated industries where there may be a greater concentration of sensitive and protected data, such as healthcare, government, life sciences, and financial services, we have become more of a target for these malicious third parties.

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

These laws and regulations, which may be enforceable by private parties and/or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Commission enacted the General Data Protection Regulation (GDPR), which imposed significant obligations on companies regarding the handling of personal data and penalties for noncompliance of up to the greater of 20 million Euros or four percent of a company’s global revenue. Further, local data protection authorities in Europe may adopt regulations and/or guidance more stringent than the GDPR, which may impose additional compliance costs or other burdens that impact our business. In 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield framework, and imposed additional obligations on companies when relying on model contractual clauses approved by the European Commission (EC) to transfer personal data from the EU to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield in light of the CJEU’s decision. These developments or other developments relating to cross-border data transfer may result in the EC, European Data Protection Board and/or other regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the European Economic Area (EEA), Switzerland, or the United Kingdom (UK) to the U.S. For example, on June 4, 2021, the EC published new standard contractual clauses (SCCs) that were required to be implemented by companies relying on the SCCs as a basis for cross-border transfers of personal data by December 27, 2022. These or other developments relating to cross-border data transfer required us to issue additional policies, update our data transfer agreements with applicable customers and third party service providers and assess our practices. This CJEU decision that invalidated the EU-U.S. Privacy Shield framework and/or other legal challenges relating to cross-border data transfers may serve as a basis for challenges to our personal data handling practices, or those of our customers, and may otherwise adversely impact our business, financial condition and operating results. Moreover, the EC adopted an adequacy decision for the EU-U.S. Data Privacy Framework (EU-U.S. Framework) on July 10, 2023, allowing the EU-U.S. Framework to be utilized as a means to transfer EU personal data to U.S. participating entities. The UK and the U.S. also have agreed in principle to the EU-US Framework with a goal of creating a UK extension (the “UK-U.S. Data Bridge”), and the Swiss Federal Data Protection and Information Commissioner issued a statement on July 11, 2023, acknowledging the EC’s adequacy decision regarding the EU-U.S. Framework and confirming that it is in discussions with the U.S. regarding a parallel framework entitled, the “Swiss-U.S. Framework.” While the EU-U.S. Framework, UK-U.S. Data Bridge, and Swiss-U.S. Framework could benefit the industry as a whole, and our company directly, there can be no assurance that the UK-U.S. Data Bridge or Swiss-U.S. Framework will be established, nor that we will find it appropriate to use, or be able to use or maintain any or all of these mechanisms noted above. Further, these mechanism could result in additional costs to ensure compliance, be subject to future reviews, and subject to suspension, amendment, repeal, or limitations to their scope.

Brexit has created uncertainty around data protection issues and could lead to further legislative and regulatory changes. For example, the UK Data Protection Act of 2018 substantially mirrors the EU GDPR in the UK and was the subject of statutory amendments that further aligned it with the GDPR in 2019. In June 2021, the EC announced a decision that the UK is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the UK from the EEA. It remains unclear how UK data protection laws or regulations will develop, and how data transfers to and from the United Kingdom will be regulated, over time. In 2022, the Information Commissioner’s Office (ICO) issued the UK SCCs as a valid data transfer mechanism for cross border data transfers from the UK to third countries. The UK-U.S. Data Bridge may serve as an additional data transfer mechanism to utilize, but this remains subject to the uncertainties described above. Additional or modified guidance regarding, or changes to, UK cross border data transfers and/or overall UK data protection laws and/or guidance could occur, which may require us to change our policies, practices and engage in additional contractual negotiations. Such legislative and regulatory changes may result in increased costs of compliance and limitations on our customers and us.

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and amended and expanded the CCPA. The CPRA’s substantive provisions became effective on January 1, 2023, and the newly formed California Privacy Protection Agency began its rulemaking process to adopt proposed regulations. With a delay in CPRA enforcement until March 29, 2024, our readiness efforts are subject to change and may result in continued uncertainty and require additional costs and expenses to ensure readiness, compliance and decrease risks. Further, other states have been considering, and in some cases enacting, laws relating to privacy and cybersecurity, many of which are comprehensive privacy statutes imposing obligations similar to the CCPA and CPRA. For example, Virginia’s privacy law went into effect on January 1, 2023; Colorado and Connecticut’s privacy laws went into effect on July 1, 2023, and Utah’s privacy law will be effective December 31, 2023. In addition, Tennessee, Iowa, Indiana, Montana, Florida, Oregon, and Texas have enacted privacy laws that will become effective between 2024 and 2026. In addition, Delaware has passed legislation that is awaiting signature by its state governor and that would go into effect in 2025. Other states, such as, Pennsylvania, Massachusetts, North Carolina, and New Jersey, have introduced comprehensive privacy bills, with other U.S. states anticipated to follow suit. Efforts to comply with these laws and related fluctuations in laws relating to privacy and cybersecurity at the federal, state and local levels may impact readiness and compliance, along with the potential to incur additional costs. We cannot fully predict the impact of these laws and other proposed federal and state laws relating to privacy and cybersecurity on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

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

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. Our customers also expect, and in some instances require, us to meet voluntary certifications or adhere to guidelines or standards established by third parties, to offer particular controls, or otherwise support customer-specific requirements. Although we currently have certain certifications such as AICPA SOC 1, 2 and 3 reports, and ISO/IEC 27001, 27017, 27018, and 27701 we may not be successful in continuing to maintain these certifications or in obtaining other certifications or otherwise being able to adhere to or comply with all customer requirements. In addition, some of the industries and/or regions that we serve have specific requirements relating to security and regulatory standards, such as GxP, FedRAMP and StateRAMP, and those required by HIPAA, FINRA, HITECH Act, and Asia-Pacific Economic Cooperation Privacy Recognition for Processors and Cross Border Privacy Rules. As we expand into new industries and regions, we will likely need to comply with these and other new requirements to compete effectively. We may not always be able to support or comply with all of these customer requirements. If we cannot adequately comply with these requirements, our growth could be adversely impacted, we may face a loss of customers or difficulty attracting new customers in impacted industries, and we could incur significant liability and our reputation and business could be harmed. In addition, as regulations in the EU and the UK continue to shift, it could impact our ability to comply with and maintain EU and UK Processor and Controller Binding Corporate Rules.

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

On occasion, we may need additional financing for a variety of reasons, including servicing our liabilities, operating or growing our business, responding to business opportunities, undertaking acquisitions, funding stock repurchases, or repaying our 0.00% convertible senior notes due January 15, 2026 (the “Convertible Notes”).

For example, in January 2021, we issued $345.0 million aggregate principal amount of Convertible Notes, which we have irrevocably elected to settle in cash upon maturity. Additionally, in May 2021, we issued and sold 500,000 shares of our Series A Convertible Preferred Stock for an aggregate purchase price of $500 million. Our ability to refinance or obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets and other factors. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed. Rising interest rates may reduce our access to equity-linked or debt capital and increase our cost of borrowings, which could adversely impact our business, operating results and financial position.

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

Our future effective tax rates and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, or by changes in the tax rules and regulations in the jurisdictions in which we do business. For example, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and instead required taxpayers to capitalize and amortize them over five or fifteen years beginning in our fiscal year 2023. The Inflation Reduction Act of 2022 also imposed a 1% excise tax on certain repurchases of stock and a 15% alternative minimum tax on adjusted financial statement income.

Further, in 2021, the Organization for Economic Cooperation and Development (“OECD”) introduced a framework, referred to as Pillar Two, which contemplates a global minimum effective tax rate of 15%. In December 2022, Pillar Two was adopted by the Council of the European Union for implementation by European Union member states by December 31, 2023 and similar directives under Pillar Two are already adopted or expected to be adopted by taxing authorities in other countries where we do business, including the United Kingdom. The OECD continues to release more guidance on these rules and framework and we are evaluating the impact to our financial position. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows.

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

As of January 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $587.8 million, state net operating loss carryforwards of approximately $557.1 million, and foreign net operating loss carryforwards of approximately $304.8 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. If we experience ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

We repurchase shares of our Class A common stock in open market transactions from time to time pursuant to publicly announced stock repurchase program approved by our board of directors. During fiscal year 2023, we repurchased 10.2 million shares for a total amount of $266.7 million and during fiscal year 2022, we repurchased 13.3 million shares for a total amount of $328.5 million. For the six months ended July 31, 2023, we repurchased 3.8 million shares for a total amount of $105.4 million. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices, and we are not obligated to repurchase a specified number or dollar value of shares. As a result, there can be no guarantee around the timing or volume of our share repurchases. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

Servicing our existing and future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to settle conversions of our Convertible Notes in cash, repay the Convertible Notes at maturity, or repurchase the Convertible Notes as required following a fundamental change.

In January 2021, we issued $345.0 million aggregate principal amount of Convertible Notes. Prior to October 15, 2025, the Convertible Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events as described in Note 10, Part II, Item 8 of our Annual Report on Form 10-K. We have made an irrevocable election to settle the principal of the Convertible Notes in cash upon any conversion of the Convertible Notes. As a result, if holders of the Convertible Notes elect to convert their Convertible Notes, we will be required to make cash payments in respect of the Convertible Notes being converted. Holders of the Convertible Notes also have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes) at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any. If the Convertible Notes have not previously been converted or repurchased, we will be required to repay the outstanding principal amount of the Convertible Notes, plus accrued and unpaid special interest, if any, in cash at maturity. The Convertible Notes are scheduled to mature on January 15, 2026.

Our ability to make required cash payments in connection with conversions of the Convertible Notes, repurchase the Convertible Notes in the event of a fundamental change, or to repay or refinance the Convertible Notes at maturity will depend on market conditions and our past and expected future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Convertible Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses, and while we were profitable in fiscal year 2023, we may continue to incur significant losses in the future. As a result, we may not have enough available cash or be able to obtain financing, or financing at acceptable terms, at the time we are required to repurchase or repay the Convertible Notes or pay cash with respect to Convertible Notes being converted.

In addition, our ability to repurchase or pay cash upon conversion or at maturity of the Convertible Notes may be limited by law or regulatory authority. Our failure to repurchase Convertible Notes following a fundamental change or to pay cash upon conversion or at maturity of the Convertible Notes as required by the indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under our senior credit facility, our other outstanding indebtedness, or agreements governing our future indebtedness and could have a material adverse effect on our business, results of operations, and financial condition. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or to pay cash upon conversion or at maturity of the Convertible Notes.

Furthermore, if any of the conditions to the convertibility of the Convertible Notes are satisfied, then we may be required under applicable accounting standards to reclassify the carrying value of the Convertible Notes to current, rather than long-term. This reclassification could materially reduce our reported working capital.

The capped call transactions we entered into in connection with the issuance of the Convertible Notes may affect the value of our Class A common stock.

In connection with the issuance of the Convertible Notes, we entered into capped call transactions with various counterparties (the “Capped Calls”). The Capped Calls cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the Convertible Notes. The Capped Calls are expected generally to reduce or offset the potential dilution to our Class A common stock upon any conversion of the Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price.

From time to time, the counterparties to the Capped Calls or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes. This activity could also cause or prevent an increase or a decrease in the market price of our Class A common stock or the Convertible Notes.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended July 31, 2023 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2023 to May 31, 2023	837	$27.16	837	$74,082
June 1, 2023 to June 30, 2023	847	$29.12	847	$49,425
July 1, 2023 to July 31, 2023	471	$30.00	471	$35,288
Total	2,155		2,155

(1)
During the three months ended July 31, 2023, we repurchased 2.2 million shares at a weighted average price of $28.55 per share for a total amount of $61.5 million. We have entered into pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act to effect such repurchases.

Items 3 and 4 are not applicable and have been omitted.

Item 5. OTHER INFORMATION

During the three months ended July 31, 2023, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Amended and Restated Credit Agreement, dated as of June 30, 2023, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	July 3, 2023

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: August 31, 2023

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)