Form 10-Q
period 2023-10-31
BOX INC
filed 2023-12-06
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 30, 2023 the number of shares of the registrant’s Class A common stock outstanding was 143,591,373.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of October 31, 2023 and January 31, 2023	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2023 and 2022	6
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended October 31, 2023 and 2022	7
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit for the Three and Nine Months Ended October 31, 2023 and 2022	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2023 and 2022	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 5.	Other Information	59
Item 6.	Exhibits	59
	Signatures	61

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 31,	January 31,
	2023	2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$377,911	$428,465
Short-term investments	61,795	32,783
Accounts receivable, net	166,875	264,515
Deferred commissions	44,743	48,040
Other current assets	33,005	32,960
Total current assets	684,329	806,763
Property and equipment, net	44,195	69,972
Operating lease right-of-use assets, net	118,532	131,172
Goodwill	73,306	73,863
Deferred commissions, non-current	61,808	71,999
Other long-term assets	51,653	53,396
Total assets	$1,033,823	$1,207,165
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$59,685	$79,810
Accrued compensation and benefits	26,179	44,086
Operating lease liabilities	34,097	47,752
Deferred revenue	450,666	544,179
Total current liabilities	570,627	715,827
Debt, net, non-current	370,322	369,351
Operating lease liabilities, non-current	109,199	118,001
Other long-term liabilities	32,539	37,847
Total liabilities	1,082,687	1,241,026
Commitments and contingencies (Note 6)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares authorized, issued and outstanding as of October 31 (unaudited) and January 31, 2023	491,551	489,990
Stockholders’ deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 143,944 shares (unaudited) and 144,301 shares issued and outstanding as of October 31 and January 31, 2023, respectively	14	14
Additional paid-in capital	776,313	818,996
Accumulated other comprehensive loss	(10,743)	(7,065)
Accumulated deficit	(1,305,999)	(1,335,796)
Total stockholders’ deficit	(540,415)	(523,851)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,033,823	$1,207,165

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Revenue	$261,537	$249,951	$774,863	$734,398
Cost of revenue	69,227	64,490	197,891	191,542
Gross profit	192,310	185,461	576,972	542,856
Operating expenses:
Research and development	61,026	59,107	186,860	182,805
Sales and marketing	87,930	81,566	262,745	248,075
General and administrative	31,975	31,422	97,778	94,846
Total operating expenses	180,931	172,095	547,383	525,726
Income from operations	11,379	13,366	29,589	17,130
Interest and other income (expense), net	1,801	(1,427)	7,412	(6,235)
Income before provision for income taxes	13,180	11,939	37,001	10,895
Provision for income taxes	2,524	2,031	7,204	4,641
Net income	$10,656	$9,908	$29,797	$6,254
Accretion and dividend on series A convertible preferred stock	(4,280)	(4,278)	(12,811)	(12,804)
Undistributed earnings attributable to preferred stockholders	(729)	(648)	(1,938)	—
Net income (loss) attributable to common stockholders	$5,647	$4,982	$15,048	$(6,550)
Net income (loss) per share attributable to common stockholders
Basic	$0.04	$0.03	$0.10	$(0.05)
Diluted	$0.04	$0.03	$0.10	$(0.05)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	143,915	142,385	144,296	143,604
Diluted	147,625	148,127	149,351	143,604

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Net income	$10,656	$9,908	$29,797	$6,254
Other comprehensive loss:
Net foreign currency translation loss	(2,960)	(3,390)	(3,250)	(10,986)
Other	(249)	806	(428)	1,712
Other comprehensive loss:	(3,209)	(2,584)	(3,678)	(9,274)
Comprehensive income (loss)	$7,447	$7,324	$26,119	$(3,020)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Three Months Ended October 31, 2023
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of July 31, 2023	500	$491,021	144,045	$14	$787,211	$(7,534)	$(1,316,655)	$(536,964)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,844	—	(5,093)	—	—	(5,093)
Stock-based compensation related to stock awards	—	—	—	—	50,237	—	—	50,237
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	530	—	—	(4,280)	—	—	(4,280)
Repurchases of common stock	—	—	(1,945)	—	(51,762)	—	—	(51,762)
Other comprehensive loss	—	—	—	—	—	(3,209)	—	(3,209)
Net income	—	—	—	—	—	—	10,656	10,656
Balance as of October 31, 2023	500	$491,551	143,944	$14	$776,313	$(10,743)	$(1,305,999)	$(540,415)

	Three Months Ended October 31, 2022
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of July 31, 2022	500	$488,906	142,320	$14	$797,948	$(11,233)	$(1,366,233)	$(579,504)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,699	—	(5,132)	—	—	(5,132)
Stock-based compensation related to stock awards	—	—	—	—	43,159	—	—	43,159
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	528	—	—	(4,278)	—	—	(4,278)
Repurchases of common stock	—	—	(1,105)	—	(29,163)	—	—	(29,163)
Other comprehensive loss	—	—	—	—	—	(2,584)	—	(2,584)
Net income	—	—	—	—	—	—	9,908	9,908
Balance as of October 31, 2022	500	$489,434	142,914	$14	$802,534	$(13,817)	$(1,356,325)	$(567,594)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Nine Months Ended October 31, 2023
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2023	500	$489,990	144,301	$14	$818,996	$(7,065)	$(1,335,796)	$(523,851)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	5,403	1	(30,928)	—	—	(30,927)
Stock-based compensation related to stock awards	—	—	—	—	158,293	—	—	158,293
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	1,561	—	—	(12,811)	—	—	(12,811)
Repurchases of common stock	—	—	(5,760)	(1)	(157,237)	—	—	(157,238)
Other comprehensive loss	—	—	—	—	—	(3,678)	—	(3,678)
Net income	—	—	—	—	—	—	29,797	29,797
Balance as of October 31, 2023	500	$491,551	143,944	$14	$776,313	$(10,743)	$(1,305,999)	$(540,415)

	Nine Months Ended October 31, 2022
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2022	500	$487,880	145,081	$15	$972,020	$(4,543)	$(1,362,579)	$(395,087)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	7,166	—	(49,122)	—	—	(49,122)
Stock consideration in connection with fiscal 2022 acquisition	—	—	559	—	—	—	—	—
Stock-based compensation related to stock awards	—	—	—	—	150,174	—	—	150,174
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	1,554	—	—	(12,804)	—	—	(12,804)
Repurchases of common stock	—	—	(9,892)	(1)	(257,734)	—	—	(257,735)
Other comprehensive loss	—	—	—	—	—	(9,274)	—	(9,274)
Net loss	—	—	—	—	—	—	6,254	6,254
Balance as of October 31, 2022	500	$489,434	142,914	$14	$802,534	$(13,817)	$(1,356,325)	$(567,594)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,797	$6,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,996	53,406
Stock-based compensation expense	151,517	140,648
Amortization of deferred commissions	40,803	39,878
Other	2,729	2,925
Changes in operating assets and liabilities:
Accounts receivable, net	93,280	74,163
Deferred commissions	(28,361)	(37,400)
Operating lease right-of-use assets, net	26,302	30,296
Other assets	707	(7,022)
Accounts payable, accrued expenses and other liabilities	(9,138)	(11,724)
Operating lease liabilities	(35,731)	(33,105)
Deferred revenue	(81,513)	(52,524)
Net cash provided by operating activities	229,388	205,795
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(106,389)	(87,253)
Maturities of short-term investments	79,000	213,000
Purchases of property and equipment, net of sale proceeds	(2,790)	(2,539)
Capitalized internal-use software costs	(12,362)	(7,010)
Other	(190)	(815)
Net cash (used in) provided by investing activities	(42,731)	115,383
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(155,922)	(264,852)
Payments of dividends to preferred stockholders	(11,193)	(11,250)
Proceeds from issuances of common stock under employee equity plans	28,017	25,659
Employee payroll taxes paid for net settlement of stock awards	(58,298)	(74,778)
Principal payments of finance lease liabilities	(26,131)	(29,838)
Other	(3,989)	(5,122)
Net cash used in financing activities	(227,516)	(360,181)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9,710)	(19,080)
Net decrease in cash, cash equivalents, and restricted cash	(50,569)	(58,083)
Cash, cash equivalents, and restricted cash, beginning of period(1)	429,040	416,888
Cash, cash equivalents, and restricted cash, end of period(1)	$378,471	$358,805

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the fair value of acquired intangible assets, useful lives of acquired intangible assets and property and equipment, the standalone selling price allocation included in contracts with multiple performance obligations, the expected benefit period for deferred commissions, the useful life of capitalized internal-use software costs, the incremental borrowing rate we use to determine our lease liabilities, the valuation allowance of deferred income tax assets, and unrecognized tax benefits. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed deposit insurance coverage limits.

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of October 31, 2023, no single customer accounted for more than 10% of total accounts receivable. As of January 31, 2023 one reseller, which is also a customer, accounted for more than 10% of total accounts receivable. No single customer represented over 10% of our revenue for the three and nine months ended October 31, 2023 and 2022.

We serve our customers and users from public cloud hosting operated by third parties and data center facilities. In order to reduce the risk of down time of our subscription services, we have established data centers and third-party cloud computing and hosting providers in various locations in the United States and abroad. We have internal procedures to restore services in the event of disaster at any one of our current data center facilities and with our cloud providers. Even with these procedures for disaster recovery in place, our cloud services could be significantly interrupted during the implementation of the procedures to restore services.

Geographic Locations

For the three and nine months ended October 31, 2023, revenue attributable to customers in the United States was 65% and 66%, respectively, and revenue attributable to customers in Japan was 21%. For the three and nine months ended October 31, 2022, revenue attributable to customers in the United States was 68% and 67% respectively, and revenue attributable to customers in Japan was 19%.

As of October 31, 2023 and January 31, 2023, substantially all of our property and equipment was located in the United States.

Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies and estimates during the nine months ended October 31, 2023 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 31, 2023. Additionally, we have a single reporting segment and all required segment information can be found in the condensed consolidated financial statements.

Recently Adopted and Issued Accounting Pronouncements

During the nine months ended October 31, 2023, there were no recently adopted or issued accounting pronouncements that had a material impact on our condensed consolidated financial statements.

Note 2. Revenue

Deferred Revenue

Deferred revenue was $472.0 million and $566.6 million as of October 31, 2023 and January 31, 2023, respectively. During the three months ended October 31, 2023 and 2022, we recognized $212.9 million and $210.9 million of revenue that was included in the deferred revenue balance as of July 31, 2023 and 2022, respectively. During the nine months ended October 31, 2023 and 2022, we recognized $491.4 million and $472.2 million of revenue that was included in the deferred revenue balance as of January 31, 2023 and 2022, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of October 31, 2023, we had remaining performance obligations from contracts with customers of $1.1 billion. We expect to recognize revenue on 61% of these remaining performance obligations over the next 12 months, with the substantial majority of the remaining balance expected to be recognized within 24 months.

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

Financial assets subject to the fair value disclosure requirements are included in the table below. All of our financial assets are classified as Level 1. The estimated fair value of marketable securities were as follows (in thousands):

	October 31,	January 31,
	2023	2023

Cash equivalents:
Money market funds	$168,033	$181,513
U.S. treasury securities	1,993	16,906
Total cash equivalents	$170,026	$198,419
Short-term investments:
U.S. treasury securities	$55,692	$32,783
Non-U.S. government issued securities	6,103	—
Total short-term investments	$61,795	$32,783
Total cash equivalents and short-term investments	$231,821	$231,202

There were no material differences between the estimated fair value and amortized cost of our marketable securities.

As of October 31, 2023, contractual maturities of marketable securities were all within one year.

As of October 31, 2023, we do not consider any portion of the unrealized losses to be credit losses.

As of October 31, 2023, we had a certificate of deposit for a total of $30.0 million with original maturity of less than three months that is classified as a cash equivalent in our condensed consolidated balance sheet. We did not have any certificates of deposit as of January 31, 2023.

Fair Value Measurements of Other Financial Instruments

In November 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the “November 2017 Facility”). On June 30, 2023, we entered into an amended and restated credit agreement (the “June 2023 Facility”) to amend and restate the November 2017 Facility. As of October 31, 2023 and January 31, 2023, we had total debt outstanding relating to the June 2023 Facility and the November 2017 Facility, respectively, with a carrying amount of $30.0 million. The estimated fair value of the November 2017 Facility, which we have classified as a Level 2 financial instrument, approximates its carrying value.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026 (the “Convertible Notes”). The fair value of the Convertible Notes is determined using observable market prices. The fair value of the Convertible Notes, which we have classified as a Level 2 instrument, was $370.0 million and $462.9 million as of October 31, 2023 and January 31, 2023, respectively.

Note 4. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	October 31,	January 31,
	2023	2023
Data center equipment	$313,356	$353,519
Leasehold improvements	73,231	79,319
Computer-related equipment and software	20,633	21,436
Furniture and fixtures	14,505	15,301
Construction in progress	4,656	2,362
Total property and equipment	426,381	471,937
Less: accumulated depreciation	(382,186)	(401,965)
Total property and equipment, net	$44,195	$69,972

As of October 31, 2023, the gross carrying amount of property and equipment included $221.0 million of data center equipment acquired under finance leases and the accumulated depreciation of property and equipment acquired under these finance leases was $211.5 million. As of January 31, 2023, the gross carrying amount of property and equipment included $258.3 million of data center equipment acquired under finance leases and the accumulated depreciation of property and equipment acquired under these finance leases was $226.2 million.

Depreciation expense related to property and equipment was $11.0 million and $13.3 million for the three months ended October 31, 2023 and 2022, respectively, and $28.3 million and $42.1 million for the nine months ended October 31, 2023 and 2022, respectively.

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

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022

Finance lease cost:
Amortization of finance lease right-of-use assets	$8,528	$10,864	$20,342	$34,327
Interest on finance lease liabilities	102	430	729	1,643
Operating lease cost, gross	12,257	12,615	37,650	37,746
Variable lease cost, gross	2,228	2,437	6,883	6,437
Sublease income	(1,673)	(2,216)	(5,044)	(6,788)
Total lease cost (1)	$21,442	$24,130	$60,560	$73,365

As of October 31, 2023, maturities of our operating and finance lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)	Finance Leases
Remainder of 2024	$13,687	$3,808
2025	35,431	2,449
2026	32,874	—
2027	31,861	—
2028	27,877	—
Thereafter	22,388	—
Total lease payments	$164,118	$6,257
Less: imputed interest	$(20,822)	$(100)
Present value of total lease liabilities	$143,296	$6,157

(1) Non-cancellable sublease proceeds for the remainder of the year ending January 31, 2024 and years ending January 31, 2025 and 2026 of $1.4 million, $7.0 million, and $1.0 million, respectively, are not included in the table above.

As of October 31, 2023, we had one operating lease for an office space that has not yet commenced. This operating lease has aggregated undiscounted future payments of $19.5 million and a lease term of nine years. This operating lease is planned to commence during fiscal year 2025. We did not have any finance leases that had not yet commenced as of October 31, 2023.

Note 6. Commitments and Contingencies

Letters of Credit

As of October 31, 2023 and January 31, 2023, we had letters of credit in the aggregate amount of $14.6 million and $18.6 million, respectively, in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 7.

Purchase Obligations

Our purchase obligations relate primarily to public cloud hosting services and IT software and support services costs. As of October 31, 2023, future payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Years ending January 31:
2024	$2,748
2025	61,658
2026	10,922
2027	267,187
2028	355
2029	355
Total	$343,225

Our contracts for public cloud hosting services and IT software, which have terms ranging from 2 to 8 years, support our long-term goals of improving gross margin.

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of October 31, 2023.

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

There have been no changes to the conversion or redemption terms of the Convertible Notes during the nine months ended October 31, 2023 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2023.

As of October 31, 2023, the conditions allowing holders of the Convertible Notes to convert were not met.

The net carrying amount of the Convertible Notes consisted of the following (in thousands):

	October 31,	January 31,
	2023	2023
Principal	$345,000	$345,000
Unamortized issuance costs	(4,225)	(5,649)
Net carrying amount	$340,775	$339,351

Issuance costs are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs is 0.56%. For the three and nine months ended October 31, 2023 and 2022, interest expense recognized related to the Convertible Notes was not material.

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

As of October 31, 2023, we had total debt outstanding with a net carrying amount of $29.5 million and we were in compliance with all financial covenants.

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

There have been no changes to the terms and conditions of the Series A Preferred Stock for the nine months ended October 31, 2023 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2023.

During the nine months ended October 31, 2023, we paid cash dividends to our Series A Preferred Stockholders in the amount of $11.2 million and as of October 31, 2023, we had accrued dividends of $1.3 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position.

Share Repurchase Plan

During the three months ended October 31, 2023, we repurchased 1.9 million shares at a weighted average price of $26.59 per share for a total amount of $51.7 million. During the nine months ended October 31, 2023, we repurchased 5.8 million shares at a weighted average price of $27.28 per share for a total amount of $157.1 million. As of October 31, 2023, $83.5 million remained available for additional repurchases.

Note 9. Stock-Based Compensation

Employee Equity Plans

We currently have two employee equity plans that have been adopted by our board of directors. These plans, the 2015 Equity Incentive Plan (the "2015 Plan") and the 2015 Employee Stock Purchase Plan (the "2015 ESPP"), are described in more detail in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2023. As of October 31, 2023, 33,072,517 shares and 4,036,633 shares were reserved for future issuance under the 2015 Plan and the 2015 ESPP, respectively.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2023	2,373,063	$17.32	3.81	$34,820
Options exercised	(76,395)	6.67
Balance as of October 31, 2023	2,296,668	$17.67	3.16	$16,587
Exercisable as of October 31, 2023	2,296,668	$17.67	3.16	$16,587

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2023	14,665,753	$24.89
Granted	7,937,761	26.51
Vested	(6,253,443)	23.93
Forfeited	(990,737)	25.60
Unvested balance - October 31, 2023	15,359,334	$26.07

As of October 31, 2023, there was $377.1 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.59 years.

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

During the nine months ended October 31, 2023 we recognized stock-based compensation expense related to executive bonus plans in the amount of $7.2 million. The unrecognized compensation expense related to the ungranted and unvested executive bonus plan for fiscal year 2024 is $3.4 million, based on the expected performance against the pre-established corporate financial objectives as of October 31, 2023, which is expected to be recognized over a remaining weighted-average period of less than one year.

2015 ESPP

As of October 31, 2023, there was $18.5 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over a weighted-average period of 1.49 years.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Cost of revenue	$4,973	$4,331	$14,688	$13,473
Research and development	17,731	16,556	53,455	52,377
Sales and marketing	16,810	14,158	49,674	44,247
General and administrative	11,380	9,807	33,700	30,551
Total stock-based compensation	$50,894	$44,852	$151,517	$140,648

Note 10. Net Income (Loss) per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Numerator:
Net income	$10,656	$9,908	$29,797	$6,254
Accretion and dividend on series A convertible preferred stock	(4,280)	(4,278)	(12,811)	(12,804)
Undistributed earnings attributable to preferred stockholders	(729)	(648)	(1,938)	—
Net income (loss) attributable to common stockholders, basic and diluted	$5,647	$4,982	$15,048	$(6,550)

Denominator:
Weighted-average number of shares used to compute net income (loss) per share attributable to common stockholders, basic	143,915	142,385	144,296	143,604
Weighted-average number of shares used to compute net income (loss) per share attributable to common stockholders, diluted	147,625	148,127	149,351	143,604

Net income (loss) per share attributable to common stockholders, basic	$0.04	$0.03	$0.10	$(0.05)
Net income (loss) per share attributable to common stockholders, diluted	$0.04	$0.03	$0.10	$(0.05)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Options to purchase common stock	25	7	7	3,291
Restricted stock units	3,399	3,509	58	16,932
Employee stock purchase plan	910	837	307	944
Shares related to convertible preferred stock	18,588	18,540	18,587	18,539
Shares related to the convertible senior notes	—	—	—	822
Total	22,922	22,893	18,959	40,528

Note 11. Income Taxes

The provision for income taxes was $2.5 million and $7.2 million for the three and nine months ended October 31, 2023, respectively, and $2.0 million and $4.6 million for the three and nine months ended October 31, 2022, respectively. Our income taxes for the three and nine months ended October 31, 2023 and 2022 were primarily due to state income taxes and foreign income taxes.

For the three and nine months ended October 31, 2023 and 2022, the difference between the U.S. statutory rate and our effective tax rate was primarily due to utilization of deferred tax assets in jurisdictions which have a full valuation allowance, state income taxes driven by the capitalization of research and development expenditures, and differing foreign tax rates.

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

Overview

Box is the Content Cloud: a single secure, cloud-native platform for managing the entire content journey. Content – from blueprints to wireframes, videos to documents, proprietary formats to PDFs – is the source of an organization’s unique value. The Box Content Cloud enables our customers, including 68% of the Fortune 500, to securely manage the entire content lifecycle, from the moment a file is created or ingested to when it’s shared, edited, published, approved, signed, classified, and retained. Box keeps content secure and compliant, while also allowing easy access and sharing of this content from anywhere, on any device – both within the organization and with external partners.

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

In addition, we continue to innovate by expanding our core services and offerings with a focus on frictionless security and compliance, seamless internal and external collaboration and workflow, and integration with best-of-breed applications – all underpinned by a comprehensive set of application programming interfaces (APIs), developer tools, and intelligent infrastructure. We recently announced Box Hubs, to surface curated content quickly and securely through intelligent portals. Box Hubs will be available with Box AI, a new set of capabilities announced last quarter, to natively integrate advanced artificial intelligence (“AI”) models. Using Box Hubs with Box AI, customers can easily get answers to critical questions about their content in Box, and create content using their enterprise data. Moreover, Box Canvas, our natively integrated, interactive virtual whiteboarding tool, is now available to all customers. We also currently provide the following offerings: Box Sign, which enables customers to securely send documents for electronic signature directly from Box; Box Shield, our advanced security offering that helps customers reduce the risk of accidental content leakage and protect their business from insider threats and account compromise, as well as threat detection, response, and recovery for potential malware incidents, including ransomware; Box Relay, which allows our end users to easily build, manage and track workflows; Box Zones, which gives global customers the ability to store their content locally in certain regions; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Platform, which further enables customers and partners to build enterprise apps using our open APIs and developer tools; Box Governance, which gives customers a better way to comply with regulatory policies, help satisfy e-discovery requests and effectively manage sensitive business information throughout its lifecycle; Box Notes, our native content authoring tool which enables users to seamlessly share and collaborate in real time; and Box Shuttle, which allows for easy, affordable, self-service content migration directly from the admin console from more than ten source systems, into Box. In addition, with Box Consulting, organizations can access professional services for critical topics like implementation, technology and app development, and change management and user training. The increasing traction of these product innovations allows our customers to realize the full set of capabilities of our Content Cloud.

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

Current Period Highlights

For the three months ended October 31, 2023 and 2022, our revenue was $261.5 million and $250.0 million, respectively, representing year-over-year growth of 5%, or 7 growth on a constant currency basis. As of October 31, 2023, our remaining performance obligations were $1.131 billion, representing a 7% increase from our remaining performance obligations of $1.056 billion as of October 31, 2022, or 8% growth on a constant currency basis. For the three months ended October 31, 2023, our gross profit was $192.3 million, and our gross margin was 73.5%, compared to our gross profit of $185.5 million and our gross margin of 74.2% for the three months ended October 31, 2022. For the three months ended October 31, 2023, our operating income was $11.4 million, and our operating margin was 4.4%, compared to our operating income of $13.4 million and our operating margin of 5.3% for the three months ended October 31, 2022. Our net cash provided by operating activities was $71.8 million for the three months ended October 31, 2023, an increase of 3% from net cash provided by operating activities of $69.7 million for the three months ended October 31, 2022. Our non-GAAP free cash flow was $58.3 million for the three months ended October 31, 2023, an increase of 6% from non-GAAP free cash flow of $55.0 million for the three months ended October 31, 2022.

Impact of Macroeconomic Factors on Our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including impacts from inflation, higher interest rates, slower growth, the stronger dollar versus foreign currencies, particularly the Japanese Yen, the ongoing Hamas-Israel and Russia-Ukraine conflicts and other changes in economic conditions, may adversely affect our results of operations and financial performance. During the three months ended October 31, 2023, in addition to headwinds from foreign exchange rate trends, we continued to see an impact from additional customer scrutiny being placed on larger deals and lower seat expansion rates due to the challenging macroeconomic environment. As a result, we have experienced, and may continue to experience, increased customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets related to services that we offer. While we believe IT budgets have tightened and some larger deals have required more scrutiny across verticals and geographies, we also believe we are well-positioned to execute through these dynamic times as the Box Content Cloud enables enterprises to streamline their businesses, drive up productivity, reduce risk, and lower costs.

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

RPO as of October 31, 2023 was $1.131 billion, an increase of 7% from October 31, 2022. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites. The increase in RPO was also driven by the addition of new customers and the timing of customer-driven renewals. RPO growth was partially offset by a negative impact of 70 basis points from foreign currency exchange rates.

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

Billings for the three and nine months ended October 31, 2023 were $253.7 million and $678.2 million, respectively, representing a year-over-year decrease of 2% for the three months ended October 31, 2023 and an increase of 2% for the nine months ended October 31, 2023. The decrease in billings for the three months ended October 31, 2023 was driven by particularly strong payment durations, including a large multi-year customer prepayment, in the three months ended October 31, 2022. The increase in billings for the nine months ended October 31, 2023 was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings through the conversion to multi-product Suites, the addition of new customers, and the timing of customer-driven renewals.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
GAAP revenue	$261,537	$249,951	$774,863	$734,398
Deferred revenue, end of period	471,963	467,080	471,963	467,080
Less: deferred revenue, beginning of period	(479,293)	(458,249)	(566,630)	(534,242)
Contract assets, beginning of period	3,477	2,424	1,900	1,111
Less: contract assets, end of period	(3,944)	(2,969)	(3,944)	(2,969)
Billings	$253,740	$258,237	$678,152	$665,378

Non-GAAP Free Cash Flow

We define non-GAAP free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business.

Net cash provided by operating activities for the three and nine months ended October 31, 2023 was $71.8 million and $229.4 million, respectively, representing an increase of 3% and 11% from the three and nine months ended October 31, 2022, respectively. Non-GAAP free cash flow for the three and nine months ended October 31, 2023 was $58.3 million and $187.1 million, respectively, representing an increase of 6% and 14% from the three and nine months ended October 31, 2022, respectively.

A calculation of non-GAAP free cash flow starting with net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
GAAP net cash provided by operating activities	$71,782	$69,726	$229,388	$205,795
Purchases of property and equipment, net of proceeds from sales	(2,043)	(1,770)	(2,790)	(2,539)
Principal payments of finance lease liabilities	(7,179)	(10,422)	(26,131)	(29,838)
Capitalized internal-use software costs	(4,243)	(2,567)	(13,334)	(9,629)
Non-GAAP free cash flow	$58,317	$54,967	$187,133	$163,789

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

Our net retention rate was 102% and 110% as of October 31, 2023 and 2022, respectively. The decline in our net retention rate as of October 31, 2023 was primarily attributable to heightened budget scrutiny putting pressure on seat expansion within existing customers. As our customers purchase add-on products or our bundled Enterprise Plus plan, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, have been significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Cost of Revenue

Our cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, public cloud hosting costs, depreciation of servers and equipment, security services and other tools, as well as amortization expense associated with acquired technology and capitalized internally developed software. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below.

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

Sales and Marketing. Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel-related expenses, as well as allocated overhead. Marketing programs include but are not limited to advertising, events, corporate communications, brand building, and product marketing. Sales and marketing expense also consists of public cloud hosting, data center and customer support costs related to providing our cloud-based services to our free users. We market and sell our cloud content management services worldwide through our direct sales organization and through indirect distribution channels such as strategic resellers. Our sales and marketing expenses are generally higher for acquiring new, or expanding existing customers than for renewals of existing customer subscriptions.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists of interest expense, interest income, gains and losses from foreign currency transactions, and other income and expense. Interest expense consists primarily of interest charges for our line of credit and interest rate swap agreement, interest expense related to finance leases, and the amortization of issuance costs of our convertible senior notes. Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. We have historically invested our cash and cash equivalents in overnight deposits, certificates of deposit, money market funds, U.S. treasury securities and non-U.S. government issued securities.

Provision for Income Taxes

Provision for income taxes consists primarily of state income taxes and foreign income taxes and, as applicable, changes in our deferred taxes and related valuation allowance positions and uncertain tax positions.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Consolidated Statements of Operations Data:
Revenue	$261,537	$249,951	$774,863	$734,398
Cost of revenue (1)	69,227	64,490	197,891	191,542
Gross profit	192,310	185,461	576,972	542,856
Operating expenses:
Research and development (1)	61,026	59,107	186,860	182,805
Sales and marketing (1)	87,930	81,566	262,745	248,075
General and administrative (1)	31,975	31,422	97,778	94,846
Total operating expenses	180,931	172,095	547,383	525,726
Income from operations	11,379	13,366	29,589	17,130
Interest and other income (expense), net	1,801	(1,427)	7,412	(6,235)
Income before provision for income taxes	13,180	11,939	37,001	10,895
Provision for income taxes	2,524	2,031	7,204	4,641
Net income	$10,656	$9,908	$29,797	$6,254
Accretion and dividend on series A convertible preferred stock	(4,280)	(4,278)	(12,811)	(12,804)
Undistributed earnings attributable to preferred stockholders	(729)	(648)	(1,938)	—
Net income (loss) attributable to common stockholders	$5,647	$4,982	$15,048	$(6,550)
Net income (loss) per share attributable to common stockholders
Basic	$0.04	$0.03	$0.10	$(0.05)
Diluted	$0.04	$0.03	$0.10	$(0.05)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	143,915	142,385	144,296	143,604
Diluted	147,625	148,127	149,351	143,604

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2023	2022	2023	2022
Cost of revenue	$4,973	$4,331	$14,688	$13,473
Research and development	17,731	16,556	53,455	52,377
Sales and marketing	16,810	14,158	49,674	44,247
General and administrative	11,380	9,807	33,700	30,551
Total stock-based compensation	$50,894	$44,852	$151,517	$140,648

Comparison of the Three and Nine Months Ended October 31, 2023 and 2022

Revenue

	Three Months Ended
	October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue	$261,537	$249,951	$11,586	5%

The $11.6 million, or 5%, increase in revenue for the three months ended October 31, 2023 was primarily driven by seat growth in existing customers and continued strong attach rates of our multi-product Suites offerings, particularly Enterprise Plus. The increase was partially offset by the weakening of foreign currency exchange rates, which negatively impacted our revenue growth rate by 200 basis points, and customers partially churning their deployment with Box.

	Nine Months Ended
	October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue	$774,863	$734,398	$40,465	6%

The $40.5 million, or 6%, increase in revenue for the nine months ended October 31, 2023 was primarily driven by seat growth in existing customers and continued strong attach rates of our multi-product Suites offerings, particularly Enterprise Plus. The increase was partially offset by the weakening of foreign currency exchange rates, which negatively impacted our revenue growth rate by 230 basis points, and customers partially churning their deployment with Box.

Cost of Revenue

	Three Months Ended
	October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$69,227	$64,490	$4,737	7%
Percentage of revenue	26%	26%
Gross margin	73.5%	74.2%

The $4.7 million, or 7%, increase for the three months ended October 31, 2023 was primarily due to increases of $9.3 million in public cloud hosting costs, driven by our migration to the public cloud from our collocated data centers, which resulted in redundant expenses, and $0.9 million in workforce reorganization costs. This was partially offset by decreases of $2.3 million in bandwidth and data center related expense, $2.0 million in depreciation expense, $0.8 million in subscription software contract expenses, and $0.4 million in contractor related costs. Cost of revenue as a percentage of revenue remained flat year-over-year.

	Nine Months Ended
	October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$197,891	$191,542	$6,349	3%
Percentage of revenue	26%	26%
Gross margin	74.5%	73.9%

The $6.3 million, or 3%, increase for the nine months ended October 31, 2023 was primarily due to increases of $26.3 million in public cloud hosting costs, driven by our migration to the public cloud from our collocated data centers, which resulted in redundant expenses, and $1.2 million in stock-based compensation costs. The increase in cost of revenue was partially offset by decreases of $12.7 million in depreciation expense, $6.1 million in bandwidth and data center related expense, and $2.9 million in subscription software contract expenses. Cost of revenue as a percentage of revenue remained flat year-over-year.

Over time, we expect our cost of revenue to increase in absolute dollars but decrease as a percentage of revenue as we continue to optimize data center efficiencies and invest in public cloud hosting service optimization.

Research and Development

	Three Months Ended
	October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$61,026	$59,107	$1,919	3%
Percentage of revenue	23%	24%

The $1.9 million, or 3%, increase for the three months ended October 31, 2023 was primarily due to increases of $1.8 million and $0.6 million in allocated overhead costs and employee related costs, respectively, driven by an 8% increase in headcount, and $1.7 million in stock-based compensation expense. The increased employee headcount and related costs are driven by the growth in lower cost regions. The increase in research and development expenses was partially offset by an increase of $2.3 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue decreased 100 basis points year-over-year.

	Nine Months Ended
	October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Research and development	$186,860	$182,805	$4,055	2%
Percentage of revenue	24%	25%

The $4.1 million, or 2%, increase for the nine months ended October 31, 2023 was primarily due to increases of $5.5 million and $4.8 million in employee related costs and allocated overhead costs, respectively, driven by an 8% increase in headcount, $3.2 million in stock-based compensation expense, and $0.7 million in subscription software contract expenses. The increased employee headcount and related costs are driven by the growth in lower cost regions. The increase in research and development expenses was partially offset by an increase of $8.3 million in capitalized internally developed software costs and a decrease of $1.7 million in public cloud hosting costs. Research and development expenses as a percentage of revenue decreased 100 basis points year-over-year.

We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our content cloud product offerings and services and shift research and development to lower cost regions.

Sales and Marketing

	Three Months Ended
	October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$87,930	$81,566	$6,364	8%
Percentage of revenue	34%	33%

The $6.4 million, or 8%, increase for the three months ended October 31, 2023 was primarily due to increases of $2.7 million in stock-based compensation expense, $1.2 million and $1.1 million in allocated overhead costs and employee related costs, respectively, driven by a 4% increase in headcount, and $0.8 million in marketing expenses. Sales and marketing expenses as a percentage of revenue increased 100 basis points year-over-year.

	Nine Months Ended
	October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$262,745	$248,075	$14,670	6%
Percentage of revenue	34%	34%

The $14.7 million, or 6%, increase for the nine months ended October 31, 2023 was primarily due to increases of $5.4 million in stock-based compensation expense, $2.8 million and $2.2 million in allocated overhead costs and employee related costs, respectively, driven by a 4% increase in headcount, $2.4 million in marketing expenses, and $1.1 million in commission expense. Sales and marketing expenses as a percentage of revenue remained flat year-over-year.

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

General and Administrative

	Three Months Ended
	October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative	$31,975	$31,422	$553	2%
Percentage of revenue	12%	13%

The $0.6 million, or 2%, increase for the three months ended October 31, 2023 was primarily due to an increase of $1.5 million in stock-based compensation expense. The increase in general and administrative costs was partially offset by decreases of $0.5 million in subscription software contract expenses and $0.3 million in expenses related to litigation. General and administrative expense as a percentage of revenue decreased 100 basis points year-over-year.

	Nine Months Ended
	October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
General and administrative	$97,778	$94,846	$2,932	3%
Percentage of revenue	13%	13%

The $2.9 million, or 3%, increase for the nine months ended October 31, 2023 was primarily due to increases of $3.2 million in stock-based compensation expense and $1.9 million in subscription software contract expenses. This increase in general and administrative costs was partially offset by decreases of $1.2 million in outside agency and consulting services and $0.6 million decrease in legal services. General and administrative expense as a percentage of revenue remained flat year-over-year.

We expect our general and administrative expense to increase in absolute dollars but decrease as a percentage of revenue over time as we benefit from greater operational scale and efficiency.

Interest and Other Income (Expense), Net

	Three Months Ended
	October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$1,801	$(1,427)	$3,228	*

* Percentage change not meaningful.

The $3.2 million increase for the three months ended October 31, 2023 was primarily due to an increase of $3.1 million in interest income from our certificates of deposit, money market funds, and marketable securities.

	Nine Months Ended
	October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$7,412	$(6,235)	$13,647	*

* Percentage change not meaningful.

The $13.6 million increase for the nine months ended October 31, 2023 was primarily due to an increase of $11.6 million in interest income from our certificates of deposit, money market funds, and marketable securities and a decrease of $1.3 million in foreign currency losses.

Provision for Income Taxes

	Three Months Ended
	October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$2,524	$2,031	$493	24%

The $0.5 million, or 24%, increase for the three months ended October 31, 2023 was primarily due to increases of $0.3 million in state income taxes and $0.1 million in foreign tax expense as a result of increased profitability.

	Nine Months Ended
	October 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$7,204	$4,641	$2,563	55%

The $2.6 million, or 55%, increase for the nine months ended October 31, 2023 was primarily due to increases of $2.2 million in foreign tax expense and $0.4 million in state income taxes as a result of increased profitability.

Liquidity and Capital Resources

As of October 31, 2023, we had cash and cash equivalents, restricted cash, and short-term investments of $440.3 million. During the nine months ended October 31, 2023, we generated operating cash flows of $229.4 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents and short-term investments, together with our credit facilities, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, public cloud obligations, repayment or refinancing of our debt obligations, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the nine months ended October 31, 2023 and 2022, our cash flows were as follows (in thousands):

	Nine Months Ended
	October 31,
	2023	2022

Net cash provided by operating activities	$229,388	$205,795
Net cash (used in) provided by investing activities	(42,731)	115,383
Net cash used in financing activities	(227,516)	(360,181)

Operating Activities

For the nine months ended October 31, 2023, cash provided by operating activities was $229.4 million. The primary factors affecting our operating cash flows during this period were our net income of $29.8 million, stock-based compensation of $151.5 million, amortization of deferred commissions of $40.8 million, and depreciation and amortization of our property and equipment and capitalized software of $39.0 million. Cash provided by operating activities during the nine months ended October 31, 2023 were further adjusted by net cash outflows of $34.5 million due to changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $81.5 million decrease in deferred revenue, a $35.7 million decrease in operating lease liabilities due to recurring lease payments, a $28.4 million increase in deferred commissions resulting from capitalization of incremental commissions paid to our sales force, and a $9.1 million decrease in accounts payable, accrued expenses and other liabilities. This was partially offset by a $93.3 million decrease in accounts receivable primarily due to the timing of our cash collections and a $26.3 million decrease in operating right-of-use assets due to amortization.

Investing Activities

Cash used in investing activities of $42.7 million for the nine months ended October 31, 2023 was primarily driven by $106.4 million in purchases of short-term investments, $12.4 million in capitalized internally developed software costs, and $2.8 million of fixed asset purchases, net of sale proceeds, partially offset by $79.0 million in maturities of short-term investments.

Financing Activities

Cash used in financing activities of $227.5 million for the nine months ended October 31, 2023 was primarily driven by $155.9 million in repurchases of our common stock, $58.3 million of employee payroll taxes paid related to net share settlement of stock awards, $26.1 million of principal payments of finance lease liabilities, and $11.2 million of dividend payments to preferred stockholders. This was partially offset by $28.0 million from issuances of common stock under our employee equity plans.

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

On November 27, 2017, we entered into a secured credit agreement (as amended or otherwise modified from time to time, the "November 2017 Facility"), which provided for a $65.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. On June 30, 2023, we entered into an amended and restated credit agreement (the "June 2023 Facility") to provide for a $150.0 million revolving loan facility and maintain the $45.0 million letter of credit sublimit. Refer to Note 7 for a detailed description of the November 2017 and June 2023 Facilities.

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

Share Repurchase Plan

During the three months ended October 31, 2023, we repurchased 1.9 million shares at a weighted average price of $26.59 per share for a total amount of $51.7 million. During the nine months ended October 31, 2023, we repurchased 5.8 million shares at a weighted average price of $27.28 per share for a total amount of $157.1 million. As of October 31, 2023, $83.5 million remained available for additional repurchases.

Off-Balance Sheet Arrangements

Through October 31, 2023, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces and data centers, (ii) obligations under finance leases for servers and related equipment for our data center operations, (iii) purchase obligations not recognized on the condensed consolidated balance sheet as of October 31, 2023, which relate primarily to public cloud hosting services and IT software and support services, and (iv) debt, including obligations under both our June 2023 Facility and Convertible Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 5, 6, and 7, respectively, in Part I, Item 1. Financial Statements.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2023 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2023.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $440.3 million as of October 31, 2023. Our cash and cash equivalents and short-term investments primarily consist of overnight cash deposits, money market funds, U.S. treasury securities, certificates of deposit and non-U.S. government issued securities. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the November 2017 Facility. As of October 31, 2023, we had total debt outstanding with a carrying amount of $30.0 million which approximates fair value. The revolving loans accrue interest at a SOFR rate plus a margin ranging from 1.45% to 1.95%.

Effective September 5, 2019, we entered into a swap agreement with Wells Fargo Bank, National Association (the "Swap Agreement") in order to minimize our interest rate risk exposure due to the volatility of LIBOR. Effective June 5, 2023, we amended the terms of the Swap Agreement to update our borrowing benchmark from LIBOR to SOFR, in line with our amended November 2017 Facility. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five-year term of the agreement. As of October 31, 2023, our interest rate swap had a notional value of $30.0 million.

A hypothetical change in interest rates of 100 basis points after October 31, 2023 would not have a material impact on the combined net fair value of our outstanding debt and Swap Agreement.

Foreign Currency Risk

Approximately one-third of our revenue is represented by customer contracts denominated in foreign currencies, which include the Japanese Yen, Euro, and British Pound. As our foreign operations continue to grow, specifically in Japan, we have increasing exposure to fluctuations in foreign currency exchange rates.

These fluctuations can result in fluctuations in our total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon translation of these amounts into U.S. dollars. For the three and nine months ended October 31, 2023, total revenue was negatively impacted by approximately 200 basis points and 230 basis points, respectively, compared to the corresponding prior period. For the three months ended October 31, 2023, total operating expenses were unfavorably impacted by approximately 50 basis points and for the nine months ended October 31, 2023, total operating expenses were favorably impacted by approximately 20 basis points, compared to corresponding prior periods.

Additionally, our international subsidiaries maintain certain asset and liability balances as well as operating expenses that are denominated in foreign currencies other than the functional currency and as a result, may cause us to recognize transaction gains and losses in our statement of operations impacting our operating expenses which are recognized in interest and other expense, net on our condensed consolidated statements of operations. For the three months ended October 31, 2023 and 2022, we incurred $1.8 million and $1.7 million, respectively, in foreign currency exchange losses. For the nine months ended October 31, 2023 and 2022, we incurred $3.4 million and $4.7 million, respectively, in foreign currency exchange losses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances and have not entered into derivatives or hedging transactions; however, we may do so in the future.

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

To improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Our net retention rate has fluctuated from period to period and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 102% and 110% as of October 31, 2023 and 2022, respectively.

Our net retention rate may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, the effectiveness of our customer support services, the performance of our partners and resellers, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, our ability to successfully integrate new or acquired technology into our products, our ability to execute on our product roadmap, our customers’ budgets and spending levels, and the effects of global economic conditions, especially if challenging macroeconomic conditions continue. If our customers do not renew their subscriptions, renew them on less favorable terms, purchase fewer seats, or fail to purchase new product offerings, our revenue may decline, and we may not realize improved operating results from our customer base.

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

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The United States and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect the industries to which we sell our services. An economic downturn, recession, or uncertainty about economic conditions, including volatility in the credit, equity and foreign exchange markets, inflation, rising interest rates, potential U.S. sovereign default, bank failures and financial instability, ongoing supply chain disruptions, unemployment trends, the adverse effects of pandemics and geopolitical issues, such as the Hamas-Israel and Russia-Ukraine conflicts, could cause customers to delay or reduce their information technology spending. This could result in reduced sales, longer sales cycles, reduced renewal rates, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. Since the second half of our fiscal year 2023, we have seen an impact from additional customer scrutiny being placed on deals due to the economic environment. In addition, there can be no assurance that cloud content management and collaboration spending levels will increase following any recovery.

If we are not able to successfully launch new products and services or provide enhancements or new features to our existing products and services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to enhance our existing services or offer new services that achieve market acceptance or keep pace with rapid technological developments, our business could be adversely affected. The success of any new services or enhancements to our existing services, such as Box AI and Box Hubs, depends on several factors, including their timely completion, introduction and market acceptance. We also may experience business or economic disruptions that could adversely affect the productivity of our employees and result in delays in our product development process. We maintain a hybrid workforce (with a mix of employees working from offices and others working remotely), which may lead to disruptions and decreased productivity that could result in delays in our product development process. Failure in this regard may significantly impair our revenue growth and our future financial results. Our product development efforts could also be impacted by our workforce location strategy as we hire an increasing number of our engineers in regions such as Poland and the Netherlands. In addition, because our services are designed to operate on a variety of systems, we must continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems, and other software, communication, browser and database technologies. We may not be successful in developing these modifications and enhancements or bringing them to market in a timely fashion, which may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Issues relating to the use of artificial intelligence and machine learning in our offerings could adversely affect our business and operating results.

Issues relating to the use of new and evolving technologies such as generative artificial intelligence (AI) powered by large language models and machine learning that we integrate into our product offerings may cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. Developing, testing and deploying third-party AI systems may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our project margin and adversely affect our business and operating results. Our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

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
•
adverse tax consequences; and
•
unstable regional, economic, social and political conditions, such as the Hamas-Israel and Russia-Ukraine conflicts.

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

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the relative value of the U.S. dollar and foreign currencies, particularly the Japanese Yen, and to a lesser extent, the British pound and the Euro, may impact our operating results. For example, the Japanese Yen, the British pound and the Euro have all experienced declines in value vis-à-vis the U.S. dollar, which negatively affected our results of operations during the year ended January 31, 2023 and the nine months ended October 31, 2023 and could continue to negatively impact our results of operations in future periods. We currently manage our exchange rate risk by maintaining offsetting foreign currency assets and liabilities and by minimizing non-U.S. dollar cash balances, but we do not have any other hedging programs in place to limit the risk of exchange rate fluctuation. In the future, we may elect to deploy normal and customary hedging practices designed to more proactively mitigate such exposure. Such practices may not ultimately be available and/or effective at mitigating the foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, any hedging strategies we deploy are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be negatively affected in the future.

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

We generated a net income of $26.8 million during the year ended January 31, 2023 and incurred net losses of $41.5 million and $43.4 million during the years ended January 31, 2022 and 2021, respectively. We generated net income of $29.8 million in the nine months ended October 31, 2023. As of October 31, 2023, we had an accumulated deficit of $1.3 billion. The losses in fiscal years 2022 and 2021 and related accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers and may incur additional expenses as we make investments to scale our business. Further, it is difficult to predict the size and growth rate of our market, customer demand for our platform and for any new features or products we develop, and the success of competitive products or services. As a result, we may not maintain profitability in future periods.

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
•
general economic, industry and market conditions, including those caused by the Hamas-Israel and Russia-Ukraine conflicts, and as a result of inflation, rising interest rates, or bank failures and financial instability;
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

We cannot guarantee that any security measures that we or third parties on which we rely have implemented will be completely effective against current or future security threats, or that our systems and networks or those of such third parties have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain bugs, vulnerabilities, or compromised code that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us or our products or services. Given that our customers manage significant amounts of sensitive and proprietary information on our platform, and many of our customers are in heavily regulated industries where there may be a greater concentration of sensitive and proprietary data, our reputation and market position are particularly sensitive to impacts from actual or perceived security breaches or incidents, security vulnerabilities, or concerns regarding security. If our security measures or those of third parties on which we rely are or are believed to be inadequate or breached or otherwise compromised as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques, improper user configuration or otherwise, and this results in, or is believed to result in, unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of our data or our customers’ data, or any other disruption of the confidentiality, integrity or availability of our data or our customers’ data, we could incur significant liability to various parties, including our customers and individuals or organizations whose information is stored by our customers, and our business, reputation or competitive position may be harmed. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents or vulnerabilities. We have observed increased level of sophistication in the types of techniques, including social engineering techniques, that malicious third parties may use in an attempt to gain access to our or our users’ data. Due to the Hamas-Israel and Russia-Ukraine conflicts, or other areas of geopolitical tension around the world, we and the third parties on which we rely are vulnerable to a heightened risk of cybersecurity attacks, social engineering attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our supply chain and our systems, operations and platform. Additionally, many of our personnel and personnel of the third parties on which we rely work remotely at least part of the time, which imposes additional risks to our business, including increased risk of industrial espionage, theft of assets, phishing, and other cybersecurity attacks, and inadvertent or unauthorized access to or dissemination of sensitive, proprietary, or confidential information. We also expect to incur significant costs in our ongoing efforts to detect and prevent security breaches and other security-related incidents, and in the event of actual or perceived security breaches or other security-related incidents. Additionally, our service providers and other third parties on which we rely may suffer, or be perceived to suffer, data security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

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

These laws and regulations, which may be enforceable by private parties and/or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Union's General Data Protection Regulation (GDPR), which imposes significant obligations on companies regarding the handling of personal data and penalties for noncompliance of up to the greater of 20 million Euros or four percent of a company’s global revenue. Further, local data protection authorities in Europe may adopt regulations and/or guidance more stringent than the GDPR, which may impose additional compliance costs or other burdens that impact our business. In 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield framework, and imposed additional obligations on companies when relying on model contractual clauses approved by the European Commission (EC) to transfer personal data from the EU to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield in light of the CJEU’s decision. These developments or other developments relating to cross-border data transfer may result in the EC, European Data Protection Board and/or other regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the European Economic Area (EEA), Switzerland, or the United Kingdom (UK) to the U.S. For example, on June 4, 2021, the EC published new standard contractual clauses (SCCs) that were required to be implemented by companies relying on the SCCs as a basis for cross-border transfers of personal data by December 27, 2022. These or other developments relating to cross-border data transfer required us to issue additional policies, update our data transfer agreements with applicable customers and third party service providers and assess our practices. This CJEU decision that invalidated the EU-U.S. Privacy Shield framework and/or other legal challenges relating to cross-border data transfers may serve as a basis for challenges to our personal data handling practices, or those of our customers, and may otherwise adversely impact our business, financial condition and operating results. Moreover, European governments have adopted the EU-U.S. Data Privacy Framework, UK-U.S. Data Bridge and Swiss-U.S. Framework (together, the “Data Privacy Framework”) replacing the EU-U.S. Privacy Shield Framework. While the Data Privacy Framework could benefit the industry as a whole, and our company's certification, these mechanism could result in additional costs to ensure compliance, be subject to future reviews, and subject to suspension, amendment, repeal, or limitations to their scope.

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

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and amended and expanded the CCPA. The CPRA’s substantive provisions became effective on January 1, 2023, and the newly formed California Privacy Protection Agency began its rulemaking process to adopt proposed regulations. With a delay in CPRA enforcement until March 29, 2024, our readiness efforts are subject to change and may result in continued uncertainty and require additional costs and expenses to ensure readiness, compliance and decrease risks. Further, other states have been considering, and in some cases enacting, laws relating to privacy and cybersecurity, many of which are comprehensive privacy statutes imposing obligations similar to the CCPA and CPRA. For example, Utah’s privacy law will be effective December 31, 2023. In addition, Tennessee, Iowa, Indiana, Montana, Florida, Oregon, and Texas have enacted privacy laws that will become effective between 2024 and 2026. In addition, Delaware, Pennsylvania, Massachusetts, North Carolina, and New Jersey, amongst other U.S. states, are anticipated to follow suit. Efforts to comply with these laws and related fluctuations in laws relating to privacy and cybersecurity at the federal, state and local levels may impact readiness and compliance, along with the potential to incur additional costs. We cannot fully predict the impact of these laws and other proposed federal and state laws relating to privacy and cybersecurity on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

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

We also expect laws, regulations, industry standards and other obligations worldwide relating to privacy, data protection, and cybersecurity to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. We cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of, existing laws and regulations, industry standards, or other obligations may have on us or our business. Moreover, these existing and proposed laws, regulations, standards, and other actual or asserted obligations can be difficult and costly to comply with, delay or impede the development or adoption of our products and services, reduce the overall demand for our products and services, increase our operating costs, require modifications to our policies, practices, or products or services, require significant management time and attention, and slow the pace at which we close (or prevent us from closing) sales transactions. Additionally, any actual or alleged noncompliance with these laws, regulations, standards, or other actual or asserted obligations could result in negative publicity and subject us to investigations and other proceedings by regulatory authorities, claims, demands, and litigation by private entities, or other requested remedies or demands, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties and other damages and liabilities. In addition to the possibility of fines, proceedings, demands, claims, and litigation, we may find it necessary or appropriate to fundamentally change our business activities and practices, including the establishment of in-region data storage or other data processing operations, or modify or cease offering certain products or services, any of which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new offerings and features could be limited.

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

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. Our customers also expect, and in some instances require, us to meet voluntary certifications or adhere to guidelines or standards established by third parties, to offer particular controls, or otherwise support customer-specific requirements. Although we currently have certain certifications such as AICPA SOC 1, 2 and 3 reports, and ISO/IEC 27001, 27017, 27018, and 27701 we may not be successful in continuing to maintain these certifications or in obtaining other certifications or otherwise being able to adhere to or comply with all customer requirements. In addition, some of the industries and/or regions that we serve have specific requirements relating to security and regulatory standards, such as GxP, FedRAMP and StateRAMP, and those required by HIPAA, FINRA, HITECH Act, the Data Privacy Framework and Asia-Pacific Economic Cooperation Privacy Recognition for Processors and Cross Border Privacy Rules. As we expand into new industries and regions, we will likely need to comply with these and other new requirements to compete effectively. We may not always be able to support or comply with all of these customer requirements. If we cannot adequately comply with these requirements, our growth could be adversely impacted, we may face a loss of customers or difficulty attracting new customers in impacted industries, and we could incur significant liability and our reputation and business could be harmed. In addition, as regulations in the EU and the UK continue to shift, it could impact our ability to comply with and maintain EU and UK Processor and Controller Binding Corporate Rules.

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

We have experienced significant growth in the number of users and the amount of data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet our customers’ needs. We also seek to maintain excess capacity to facilitate the rapid provisioning of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our services. However, the provision of new hosting infrastructure requires significant lead-time. We have experienced, and may in the future experience, website disruptions, incidents of data corruption and loss, service outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, changes to our core services architecture, changes to our infrastructure necessitated by legal and compliance requirements governing the storage and transmission of data, human or software errors, viruses, security attacks, fraud, spikes in customer usage, primary and redundant hardware or connectivity failures, dependent data center and other service provider failures and denial of service issues. Additionally, our ability to properly manage our technical operations infrastructure depends on the reliability of the global supply chain for hardware, network, and platform infrastructure equipment. Significant and unforeseen disruptions to the supply chain may impede our ability to meet our infrastructure capacity requirements. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time, which may harm our reputation and operating results. Furthermore, if we encounter any of these problems in the future, our customers may lose access to important data or experience data corruption or service outages that may subject us to financial penalties, other liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our business. Further, as we decommission on-premise infrastructure hosted in data centers, our sale of data center equipment could occur over a period longer than planned and result in lower than expected sale proceeds.

Interruptions or delays in service from our third-party cloud computing and hosting providers could impair the delivery of our services and harm our business.

We currently store and process our customers’ information in third-party cloud computing and hosting facilities inside and outside of the United States. As we have recently migrated our storage and processing operations to cloud computing and hosting facilities operated by third parties, our service has become more susceptible to interruptions or delays that are out of our direct control. These third parties are vulnerable to operational and technological disruptions, including from cyber-attacks and security breaches and incidents, which may negatively impact our ability to provide services to our customers and operate our business. Similarly, as part of our disaster recovery arrangements, our production environment and all of our customers’ data is typically replicated on third-party storage platforms located inside and outside of the United States. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct, including by state-sponsored or otherwise well-funded actors. Any damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service, which may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. We may only have limited remedies against third-party providers in the event of any service disruptions. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken by these third-party providers, the occurrence of disasters, security issues (including an act of terrorism or an armed conflict), certain geopolitical events, labor or trade disputes, or pandemics, could lead to a decision to close the facilities without adequate notice or other unanticipated problems that result in lengthy interruptions in our service or cause us to not comply with certification requirements. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. We have encountered issues in the past that have caused Box services to be temporarily unavailable, and we cannot assure you that we will not experience interruptions or delays in our service in the future. If third parties are unable to perform services for us because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers’ use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, such as alliance partners, resellers, distributors, system integrators and developers. For example, we have entered into agreements with partners such as Adobe, Apple, Cisco, Cloudflare, Google, IBM, Macnica Networks, Microsoft, Mitsui Knowledge Industry, Okta, Palo Alto Networks, Salesforce, ServiceNow, Slack and Zoom to market, resell, integrate with or endorse our services. Identifying partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources.

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

If we overestimate or underestimate our cloud-based server capacity requirements, our operating results could be adversely affected.

We continuously evaluate our short- and long-term cloud-based server capacity requirements to ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs. If we overestimate the demand for our cloud content management services and therefore secure excess cloud-based server capacity, our operating margins could be reduced. If we underestimate our cloud-based server capacity requirements or if we are unable to meet our contractual minimum commitments, we may not be able to service the expanding needs of customers and may be required to limit new customer acquisition or provide credits or refunds to existing customers, which would impair our revenue growth and harm our operating results. We outsource a substantial majority of our cloud hosting to Google Cloud Platform (GCP), which hosts our products and platform. To the extent we do not effectively address capacity constraints, either through GCP or alternative providers of cloud hosting, or other risks are realized that may result in interruptions, delays and outages in service and availability of our products and/or services, our business and operating results may be adversely affected. Furthermore, regardless of our ability to appropriately manage our cloud-based server capacity requirements, only a small percentage of our customers currently use Box to organize all of their internal files, and an increase in the number of organizations, in particular large businesses and enterprises, that use our service as a larger component of their content storage requirements, could result in lower gross and operating margins or otherwise have an adverse impact on our financial condition and operating results.

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

Our success is also dependent upon contributions from our executive officers and other key employees and, in particular, Aaron Levie, our co-founder and Chief Executive Officer. In addition, occasionally, there may be changes in our senior management team that could disrupt our business. For example, in November 2023, Olivia Nottebohm joined us as our Chief Operating Officer. The loss of one or more of our executive officers or key employees, or the failure of our senior management team to work together effectively and execute our plans and strategies, could harm our business.

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

We repurchase shares of our Class A common stock in open market transactions from time to time pursuant to publicly announced stock repurchase program approved by our board of directors. During fiscal year 2023, we repurchased 10.2 million shares for a total amount of $266.7 million and during fiscal year 2022, we repurchased 13.3 million shares for a total amount of $328.5 million. For the nine months ended October 31, 2023, we repurchased 5.8 million shares for a total amount of $157.1 million. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices, and we are not obligated to repurchase a specified number or dollar value of shares. As a result, there can be no guarantee around the timing or volume of our share repurchases. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended October 31, 2023 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2023 to August 31, 2023	810	$28.77	810	$111,987
September 1, 2023 to September 30, 2023	558	$25.48	558	$97,732
October 1, 2023 to October 31, 2023	577	$24.59	577	$83,537
Total	1,945		1,945

(1)
On August 28, 2023, our board of directors authorized the repurchase of additional $100 million shares of our Class A common stock. During the three months ended October 31, 2023, we repurchased 1.9 million shares at a weighted average price of $26.59 per share for a total amount of $51.7 million. We have entered into pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act to effect such repurchases. The authorized repurchase plan will expire on August 28, 2024.

Items 3 and 4 are not applicable and have been omitted.

Item 5. OTHER INFORMATION

During the three months ended October 31, 2023, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: December 6, 2023

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)