Form 10-K
period 2024-01-31
BOX INC
filed 2024-03-11
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on July 31, 2023 as reported by the New York Stock Exchange on such date was approximately $4.3 billion. Shares of the registrant’s Class A common stock held by each executive officer and director of the registrant have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 29, 2024, the number of shares of the registrant’s Class A common stock outstanding was 144,353,060.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2024.

Box, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2024

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
•
our ability to maintain profitability and expand or maintain positive cash flow;
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
•
our investment strategy, including our plans to further invest in our business, including investment in research and development, sales and marketing, public cloud hosting and our professional services organization, and our ability to effectively manage such investments;
•
our ability to expand internationally;
•
expectations about competition and its effect in our market and our ability to compete;
•
use of financial measures not calculated in accordance with accounting principles generally accepted in the United States (GAAP);
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

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission (SEC) as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I

Item 1. BUSINESS

Overview

Box is the Content Cloud: a secure and intelligent content platform. Box gives organizations a single platform for their unstructured data – which typically represents about 90% of all data within an organization. This data is content – from blueprints to wireframes, videos to documents, proprietary formats to PDFs – and it is the source of an organization’s unique value. The Box Content Cloud enables our customers to securely manage the entire content lifecycle, from the moment a file is created or ingested to when it is shared, edited, published, approved, signed, classified, and retained. Box keeps content secure and compliant, while also allowing easy access and sharing of this content from anywhere, on any device – both within the organization and with external partners.

With our Software-as-a-Service (SaaS) platform, users can work with their content as they need – from secure external collaboration and sharing, to workspaces and portals, to e-signature processes and content workflows – improving employee productivity and accelerating business processes. IT teams can establish a space for compliant content management, and developers can easily create customized portals for white-labeled content collaboration. Administrators have a plethora of security, data protection, and compliance features they can activate to provide users with a better way meet legal and regulatory requirements, internal policies, and industry standards and regulations. The Box platform enables a broad range of high-value business use cases – and integrates with more than 1,500 leading business applications. With hundreds of file formats and media types supported, Box is compatible with multiple application environments, operating systems, and devices – ensuring that workers can securely access their critical business content whenever and wherever they need it.

Our go-to-market strategy includes selling the entire platform to an organization with the full set of Box capabilities. During that sales process, we partner with IT decision makers (including CEOs, CIOs, CISOs, and IT Directors), as well as departmental and line of business leaders, to identify their content-oriented pain points. From there, we work together to create joint success plans that define the path to Box implementations that meet the needs of the organization, including through the sale of our own consulting services, and in conjunction with partners. Between close partnerships with IT and end-user-driven bottoms-up adoption, we work with our customers to identify future opportunities for more automation and protection within the Box platform.

We focus our efforts on larger enterprises, capitalize on international growth in key regions, and utilize our partner ecosystem where most advantageous. In addition to our high-touch enterprise work, we field inbound inquiries and online sales opportunities. We further expand our market reach by leveraging our network of channel partners that include both value-added resellers and systems integrators. Additionally, we offer individuals a free version of Box that allows them to experience first-hand our easy-to-use and secure solution. Use of Box often spreads virally within and across organizations, as users adopt Box and invite new users to collaborate. This motion will often lead to an initial sale with an organization to unite their various users into an enterprise-governed implementation, and from there we continue our aforementioned high-touch sales efforts, with a focus on use case expansion. Ultimately, our sales strategy is focused on ensuring that new and existing customers both understand and experience the transformative impact of Box.

We have a rich technology partner ecosystem, offering integrations with partners such as Adobe, Apple, Cisco, Google, IBM, Microsoft, Okta, Oracle-NetSuite, Palo Alto Networks, Salesforce, ServiceNow, Slack, USDM, and Zoom. This gives our users seamless and secure access to their content across all their workflows and applications. In addition, in-house enterprise developers and independent software developers can use our developer platform and open application programming interfaces (APIs) to rapidly build and provision new applications that leverage and extend the core functionality of our services, increasingly with a focus on specific industries and vertical market use cases. To date, tens of thousands of third-party developers have leveraged our platform as the secure content layer for their applications.

We are committed to powering how the world does more good together. Founded in 2014, Box.org serves over 11,000 nonprofits globally with donated or discounted Box product, employee volunteer hours and grants from the Box Impact Fund. Box.org focuses on areas where Box is uniquely positioned to make an impact, including child welfare, crisis response and the environment.

The Box Solution

We offer web, mobile and desktop applications for the Content Cloud on a single platform, as well as the ability to develop custom applications. Four core capabilities differentiate Box from competitors: advanced data protection and compliance, modern workflow and collaboration experiences, a flexible and interoperable platform, and integration with advanced artificial intelligence (AI) models. Box features and functionality include the following:

Advanced Data Protection and Compliance

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
•
Enterprise-Grade Security. We have invested heavily to build robust, frictionless security features to protect our customers from the most pervasive security threats. At the most basic level, all files stored in Box are encrypted at rest and in transit. Box’s information rights management features enable secure access and management of files by providing granular control over users’ ability to access, view, download, edit, print or share content. Box also provides security controls such as multi-factor authentication that ensure user identity when allowing access to content, as well as endpoint security tools to restrict access to only properly vetted devices. With Box KeySafe, organizations can implement higher levels of data security and protection by keeping control of the encryption keys that protect their content. This advanced encryption feature is valuable to many organizations, including those in highly regulated industries such as financial services, health care, government and legal.
•
Intelligent Threat Detection and Smart Access with Box Shield. Box Shield provides granular, near real-time threat detection and protection capabilities. Box Shield leverages advanced machine learning to scan files for sophisticated malware (including ransomware) and identify suspicious user behavior to detect and prevent threats before they become data breaches. Box Shield reduces the risk of accidental data leakage through native security classifications and granular access controls, and can automatically apply classification to content by identifying predefined attributes or personal identifiable information.
•
Comprehensive Data Governance Strategy. Box serves as a secure, centralized system of record for retaining content for operational use while supporting adherence to applicable laws and regulations. Box Governance allows administrators to manage the lifecycle of content and has robust integrations with leading eDiscovery vendors. Box Governance allows customers to create and manage retention policies with an automated disposition action to meet an enterprise's specific business needs and maintain compliance. With Box Governance, organizations can apply legal holds to preserve content and protect content from being deleted, helping customers to reduce legal risk.
•
Box Zones for In-Region Data Storage. Box Zones enables businesses around the globe to adopt Box as their modern content management platform by letting them store and manage their content locally in certain regions. This helps organizations address region-specific compliance mandates associated with data residency and privacy.
•
Content Migration. Box makes it easy for organizations to move their existing data to Box, no matter where it is currently stored. Box Shuttle is our content migration tool, which enables petabyte-scale content migration from numerous source systems, including file servers, cloud sharing tools, and content management systems. Organizations can perform a full migration entirely within Box while leveraging advanced features such as in-depth analysis of existing data on third-party systems, migration simulations to verify configuration and mapping, retention of content features such as permissions and version history, and robust during- and post-migration analysis. For tailored migration needs, Box Consulting offers comprehensive migration services, from tool enablement to fully managed migrations – helping organizations get their content into Box.
•
Focus on Industry-Specific Capabilities. Box offers solutions for industry-specific content needs, especially in industries that have more complex content, compliance, and collaboration challenges. Box works to target specific business problems within these industries with a combination of Box and industry partner technologies such as industry-specific tools like Guidewire's insurance platform and horizontal tools like Salesforce's customer relationship management platform. Our platform can be configured to meet strict industry compliance requirements like Federal Risk and Authorization Management Program (FedRAMP), Financial Industry Regulatory Authority (FINRA), GxP, Health Insurance Portability and Accountability Act (HIPAA), State Risk and Authorization Management (StateRAMP), and more. We offer implementation services through Box Consulting as well as key industry-oriented partners. Some of the key industries we serve include life sciences, financial services, retail and consumer packaged goods, and public sectors.
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
•
Reporting and Insights. All internal and external user activity and content interactions in Box can be tracked and is auditable by our customers’ authorized administrators through the Box Admin Console and via APIs, providing visibility into how enterprise content is being accessed, used, and shared across the content lifecycle. Administrators gain insights with easy-to-use dashboards, visualizations and calls to action for monitoring, reporting and mitigating risk.
•
Simple and Rapid Deployment. Our cloud-based software allows organizations to deploy our products and native integrations easily, quickly, and cost effectively. IT administrators can quickly add users and groups, set up permissions, migrate content, create folders and policies, and begin using our products almost immediately without the need to procure and provision hardware or install and configure software.

To give our customers the flexibility to choose between à la carte and bundled subscription options, we offer Box Shield, Box Governance, Box KeySafe, and Box Zones both as standalone add-ons and as part of our bundled Enterprise Plus plan.

Modern Workflow and Collaboration Experiences

•
Internal and External Collaboration. Box offers a core native collaboration experience enabling users to securely share, preview and annotate files in Box from anywhere, on any device. Box has two primary ways to share files, by inviting collaborators and choosing between seven permission levels for their shared files and folders and by leveraging secure shared links with access permissions. With Box Shield, users can assign access restrictions with Smart Access controls such as download and print restrictions, based on the classification of the document, and admins can set expiration dates for shared links. Box also has over 1,500 pre-built integrations, including Microsoft 365 (Office, Outlook), Microsoft Teams, Google Workspace, and Apple iWork, so that users can work together on a platform of their choice while managing content security and access permissions within Box.
•
Real-Time Collaboration, Content Authoring and Coauthoring. Our native content authoring tool, Box Notes, enables users to seamlessly share and collaborate in real time with internal teams and external partners. Box Notes combines lightweight word processing functionality with easy-to-use tables, content organization, and commenting features to make it simple for users to work together on projects in real time. Our pre-built integrations with Microsoft 365 and Google Workspace allow users to preview, open, create new, and co-author on content in real-time in the application of their choice.

•
Intelligent Portals. We recently announced Box Hubs, which enables users to securely curate and publish content in centralized portals that can be shared across the organization – without needing IT or administrator resources. All content published in a Hub retains Box’s enterprise-grade security, governance, and compliance capabilities, so that content is only made available to its intended audience.
•
Whiteboarding and Visual Collaboration. Box Canvas, our native visual collaboration and white boarding tool, brings working together to life with new ways to connect, innovate, and share securely. Box Canvas offers a flexible, virtual environment where users can ideate, brainstorm and collaborate visually directly in Box.
•
Content Insights. Content Insights shows how each piece of content is being used, who is using it, and when it is being accessed. With easy-to-understand visualizations and the ability to filter and drill down to see performance over time, Content Insights provides users with a clear picture of content performance and gives them granular information needed to make data-driven decisions.

•
Mobility. With the Box Mobile application, users can securely access, manage, and share their content anytime and from anywhere, through native and web browser applications using nearly any device and a variety of operating systems, such as iOS and Android. Our mobile applications empower users to preview, comment, annotate, and collaborate on content from anywhere, and they make it easy to add content to Box with native scanning, uploading, and classification. With the Box for Vision Pro application, users can view and collaborate on media and 3D content using the Apple Vision Pro’s spatial computing workspace.
•
Elegant, Intuitive and User-Centric Interface. We have designed an intuitive user experience that minimizes or eliminates the need for upfront training. Our focus on a simple and elegant interface, coupled with compelling access, sharing, and collaboration features, aims to foster rapid adoption and user engagement.
•
Handle Content of Nearly Any Type. Users can securely access, share, and collaborate on content, from virtually any device or operating system, across a wide-range of formats and file types, including large media files.
•
Electronic Signatures. Box Sign, our natively integrated e-signature capability, provides organizations with secure, seamless e-signature workflows, such as signing contracts, employment offers, or statements of work, right where their content lives – with enterprise-grade security, privacy, and compliance built in. Box Sign provides a seamless signer and sender experience across web and mobile devices, with flexible template options, support for more than 20 languages, and additional security features such as signer authentication and password protection. Our native integration with Box Sign empowers customers to leverage its functionalities alongside Box Shield and Box Relay. Customers can deploy Shield's access policies to restrict signature requests to authorized users. They can also use Relay to streamline and automate post-signature workflows. We also offer APIs that allows organizations to power e-signatures in their custom integrations and applications, as well as integrations with tools like Appian, Certa, Form.io, Jotform, mxHERO, Reva (ServiceNow), Revv, Salesforce, Slack Workflows, UiPath, VersaFile docuflow (SAP), and Workato to embed e-signature workflows in common business processes. For life sciences customers, Box Sign (as part of Box GxP Validation) supports compliance with 21 CFR Part 11 regulation for electronic signatures to address FDA-regulated use cases.
•
Automation and Workflow Management. Box Relay, our no-code process automation tool for content-centric workflows, enables users to build process automations in Box in a matter of minutes without writing code. Box Relay provides for more than 75 triggers and outcomes that enable a wide variety of file, folder, task, or metadata actions such as routing documents to specific folders, assigning tasks to individuals or teams, securing documents with watermarking and security classifications, dynamically naming files and folders at runtime, and managing metadata. This includes automating the processing of files submitted via our File Request capability which enables users to source files easily and securely from anywhere. In addition, we provide a library of pre-built Box Relay workflow templates for users to get started quickly, and reporting capabilities to make it easy for users to track and manage their own workflows. Plus, Box Relay integrates with Box Shield to automatically secure content and with Box Sign to automate post-signature workflows.

A Flexible and Interoperable Platform

•
Pre-Built Integrations with Best-of-Breed Applications. Box provides a unified and secure content layer across the enterprise technology stack. We offer more than 1,500 pre-built integrations with leading enterprise technology providers, including Adobe, Apple, Cisco, Google, IBM, Microsoft, Okta, Oracle-NetSuite, Salesforce, ServiceNow, Slack, USDM, and Zoom. Our integrations offer seamless interoperability that boosts user productivity and maintains enterprise security, privacy and compliance policies. To make the entire enterprise ecosystem more secure, we continue to add or enhance integrations within our Box Trust Partner Program. We also have a developer platform, a developer community, and robust set of APIs that provide organizations with the ability to build custom integrations and solution applications on Box.
•
Box Platform. We provide a content Platform-as-a-Service (PaaS) product, known as Box Platform, which allows IT teams and third-party developers to extend the power of Box across their applications and build custom content experiences. With our easy-to-use APIs, businesses can create a single source of truth for their content, allowing IT teams to deploy key business applications while easily managing how content is accessed, collaborated on, and secured. Coupled with our robust developer tools, the Box Platform enables organizations to build applications faster, without having to invest in building their own content management infrastructure. We also give organizations the ability to extend our Box AI capabilities to power their third-party and customer applications, empowering even more industry and departmental use cases.

Integration with Advanced AI Models

•
AI Platform. Box AI is an AI content platform that natively integrates advanced AI models into the Box platform, enhancing how users work across the entire content journey, including collaboration, content generation, and content curation – all while maintaining the enterprise-grade security, compliance, and privacy of Box.
•
Security and Privacy. Box remains committed to complying with privacy, security, and applicable regulations by prioritizing the continued protection of both user and enterprise data. To ensure that all content processed by our AI systems remains secure and confidential, encryption and data-security best practices are used to safeguard customer data. Box does not train AI models with customer content without the customer’s explicit authorization. Box also does not allow any partners or third parties to use customer data to train their models.
•
User Controls. Enterprises are in full control of AI usage. Administrators can turn Box AI on and off as well as choose which user groups get access to Box AI. Box AI is governed by Box’s built-in permissions and is designed to keep customers in control of their data so that users can only see and interact with the files and content they are allowed to access.
•
Reporting. Enterprises that use Box AI have access to usage reporting from the Admin Console, such as who in the organization has used Box AI, and how many AI queries have been used in the organization.
•
Model Neutrality. Box AI is platform-neutral, consistent with the Box platform, and is powered by AI models from various AI vendors to provide the best user experience for Box customers. To date, Box has announced partnerships with Azure OpenAI and Google. In the future, we plan to enable customers to “bring your own model,” or BYOM, should they choose not to leverage default models.
•
Intelligent Documents. With Box AI for Documents, users can ask questions about a document they are viewing and uncover key findings or summarize complex topics, such as generating insights from a report. With the provided answers, users can also view citations and audit the source of the AI-generated statement.
•
AI for Real-Time Collaboration. Box AI for Notes helps to increase productivity further, and users will be able to create content from scratch, generate new material from existing information, or refine drafted material.

•
Intelligent Portals. Box Hubs, a portal for secure content creation and publishing – without needing IT or an administrator – will soon also be available with Box AI. Customers will be able to query multiple documents that are organized in a Hub – to quickly find answers, automatically summarize vast amounts of information, and effortlessly create new content. All content published in a Hub will retain Box’s enterprise-grade security, governance, and compliance capabilities, so that content is only made available to its intended audience.
•
AI APIs. We plan to launch Box AI APIs that will allow organizations to extend Box AI capabilities to power their third-party and custom applications, while maintaining the same enterprise-grade security, compliance, and privacy of Box. Box AI APIs will provide additional flexibility to customers by bringing AI to their existing applications, empowering even more industry and departmental use cases.

Customers

As of January 31, 2024, we had over 100,000 paying organizations, and our solution was offered in 25 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services. Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT-sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; and (iv) organizations may purchase our Box Platform service to create custom business applications for their internal use and extended ecosystem of customers, suppliers and partners.

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

No customer represented 10% or more of our revenue in the year ended January 31, 2024. Our geographic revenue and segment information is set forth in Notes 2 and 14, respectively, of our Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Sales and marketing expenses were $348.6 million, $331.4 million and $298.6 million for the years ended January 31, 2024, 2023 and 2022, respectively.

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

Research and development expenses were $248.8 million, $243.5 million and $218.5 million for the years ended January 31, 2024, 2023 and 2022, respectively.

Competition

The content management market is large, highly competitive and highly fragmented. It is subject to rapidly evolving technology, shifting customer needs and frequent introductions of new products and services. We face competition from a broad spectrum of technology providers: traditional content management vendors who deploy on-premise and offer deep records management, business process workflow, and archival capabilities; newer mobile enterprise vendors who are beginning to enter the content collaboration market; vendors whose core competency is simple file sync and share, which can be deployed on-premises, hybrid, or via a SaaS delivery model; and social collaboration vendors who focus on the conversations that occur between teams. With our expanded product offerings and use cases, we also now compete with companies in the e-signature, content collaboration, workflow automation, and security and governance markets. Our primary competitors in the content management market include, but are not limited to, Microsoft (SharePoint) and OpenText (Documentum). In the enterprise file sync and share market, our primary competitors include, but are not limited to, Microsoft (OneDrive), Google (Drive) and, to a lesser extent, Dropbox.

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

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. As of January 31, 2024, our patents were set to expire between 2028 and 2042. We intend to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

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

Backlog

We generally sign annual and multi-year subscription contracts for our Content Cloud. The frequency of our invoices to each customer is negotiated and varies among our subscription contracts. We continued to focus on annual payment frequencies for multi-year contracts in the twelve months ended January 31, 2024. As a result, for multi-year contracts, we frequently invoice an initial amount at contract signing followed by subsequent annual invoices. Until amounts are invoiced, they are typically not recorded in deferred revenue, billings or elsewhere in our consolidated financial statements other than disclosed as part of remaining performance obligations. To the extent future invoicing is determined to be certain, we consider such future subscription invoices to be non-cancellable backlog, which is disclosed as part of remaining performance obligations. Future invoicing is determined to be certain when we have an executed non-cancellable contract or a significant penalty that is due upon cancellation. We had $720.9 million and $681.3 million of non-cancellable backlog as of January 31, 2024 and 2023, respectively. The increase of non-cancellable backlog as of January 31, 2024 was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites. The increase of non-cancellable backlog was also driven by the addition of new customers and the timing of customer-driven renewals. Non-cancellable backlog was partially offset by a negative impact from foreign currency exchange rates.

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

Human Capital Resources

Our company is built on people: we call them Boxers. They come from a range of backgrounds and experiences, and each of them has a unique story to tell. As of January 31, 2024, we employed 2,530 people. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good. In 2023, Box was recognized by Great Place to Work and Fortune magazine for several awards, including 100 Best Companies to Work For, Best Workplaces in Technology, and Best Workplaces for Parents.

Diversity, Equity and Inclusion (DEI)

At Box, our goal is to fully leverage and engage the individual talents and capabilities of our diverse teams, ultimately creating an inclusive environment where Boxers feel they belong and bring their (__ ) selves to work. We approach DEI through the following areas:

Culture: At Box, we prioritize creating an inclusive environment where everyone can thrive, regardless of their background or identity. We focus on fostering a sense of belonging through our Boxer Mindsets which promote behaviors that support inclusion for all Boxers. We also provide educational opportunities such as bias training, courses for people leaders on topics such as fostering psychologically safe environments, and allyship courses to equip Boxers with the tools they need to create healthy and supportive environments for all individuals.

Careers: We focus on ensuring that we are recruiting, developing and progressing a high performing workforce. We take great pride in celebrating our differences, and we hire the best talent from all backgrounds. We want to build teams that are diverse, with a broad representation of gender, ethnicity, sexual orientation, religion, backgrounds, and perspectives — among many other dimensions of diversity. Our recruiting team focuses on a variety of diverse pipeline partnerships such as Latinas In Tech and Hiring our Heroes to support diverse talent in our field. In addition, we focus on enabling initiatives and resources that mitigate biases in our hiring, development and progression processes. We also offer a global 1:1 mentoring program, which enhances talent across the company, providing our employees with the skills and tools needed to thrive.

Community: At Box, we have a dynamic array of employee resources communities (ERC) and interest communities, which support and develop members of diverse communities and their allies. Some of these communities include Box Women’s Network, BoxVets, SomosBox, Pride and BoxAbilities – a newly developed community focused on neurodiversity, disability and accessibility. These global communities engage in community gatherings and developmental opportunities, amplifying the needs of diverse groups internally and externally.

Learning and Development

We want all of our employees to have thriving careers where they grow and develop in meaningful ways. There is no one-size-fits-all career path at Box, so we seek to ensure that every Boxer has the tools and support they need to drive their career. We do this by giving all Boxers access to learning and development opportunities based around individual needs to build skill sets and experience. These initiatives include:

•
Internal mobility: We acknowledge that career progression looks less like a ladder and more like a climbing wall. We stand behind the idea that enabling our employees to work cross-functionally and within different teams provides a broader perspective of Box that will allow them to succeed in the future.
•
LearnFest: LearnFest, our learning lineup for skill development and personal and professional growth, happens two times each year. During LearnFest, the entire company has focused time for trainings, workshops, and other learning events.
•
Professional coaching and external leadership development programs: We offer targeted professional coaching for all levels of our executive leadership team (i.e., director-level and above) as well as access to business education and networking programs such as The Leadership Consortium affiliated with Harvard Business School, Women’s Executive Leadership program through Stanford Business School and Advancing Women Executives.
•
On-Demand Learning: We offer all Boxers access to an on-demand learning platform so they can develop a wide variety of skills at a time and place of their choosing.

Pay Equity

We hold ourselves accountable, which is why we signed the California Equal Pay Pledge. As part of our commitment, we conduct an annual company-wide gender pay analysis to promote and measure equitable compensation across gender. In addition, we externally benchmark the compensation we provide for each role to ensure pay parity, and provide periodic pay equity updates to the Compensation Committee of our Board of Directors.

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

To promote the well-being of our employees, we provide "Fresh Air Days," offering a few paid days off each year in addition to our generous paid time off and holidays. We also offer meditation, free coaching and therapy sessions for both employees and their dependents, sabbaticals for long-tenured employees, family support, and additional benefits tailored to meet everyone’s needs throughout their career.

Sustainability

At Box, we are committed to leveraging our cloud technology for sustainable operations. Recognizing the profound impact of climate change on the global economy, our company, and our stakeholders, we embrace our responsibility to safeguard the planet. Our journey toward sustainability is ongoing, driven by a commitment to understand our environmental footprint and enhance our positive impact.

•
Cloud Migration and Environmental Wins: A significant milestone in our sustainability journey is the completion of our multi-year infrastructure migration to the public cloud. This achievement positions us for ongoing environmental benefits, including reduced energy consumption and CO2 footprint.
•
Rating Partners: Our dedication to sustainability is evident in our participation in Environmental, Social, and Governance (ESG) questionnaires for organizations such as Carbon Disclosure Project, Ecovadis, and Institutional Shareholder Services, Inc.
•
Internal Policies: Internally, we have published a waste management policy, serving as a cornerstone of our future broader environmental strategy.
•
Sustainable Offices: Our office buildings worldwide have received a number of certifications, including:
▪
BREEAM Certification in London and Warsaw.
▪
Energy Star Certified in Austin.
▪
Fitwel Certification in Redwood City and San Francisco.
▪
LEED Gold Certification in Redwood City, San Francisco, and Austin.
▪
LEED Silver Certification in New York.
▪
WELL Building Institute Gold Standard in Warsaw.
▪
WELL Health Safety Rated in Chicago and Warsaw.
▪
100% Renewable Electricity in Tokyo.
•
Employee Engagement and Support: We continue to support our Boxers with internal events focused on sustainability, engaging both remote and office-based employees throughout the year. Event highlights include beach and community clean-ups, tree plantings, clothing swaps, and tech donation drives. Our commitment to sustainability extends beyond operations and permeates our corporate culture, involving every member of the Box community in our collective efforts toward a greener future.

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

We also use our investor relations website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on certain X accounts, such as @box, @levie and @boxincir. Information on, or that can be accessed through, our websites or these X accounts is not part of this Annual Report on Form 10-K, and the inclusion of our website addresses and X accounts are inactive textual references only.

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
•
Adverse economic conditions have in the past and may in the future result in reduced sales, longer sales cycles, reduced renewal rates, slower adoption of new technologies and increased price competition, any of which could negatively impact our business.
•
As a substantial portion of our sales efforts are increasingly focused on cloud content management use cases and are targeted at enterprise and highly-regulated customers, our sales cycles may become longer and more expensive and we may encounter greater pricing pressure and implementation and customization challenges, all of which could harm our business and operating results.
•
Issues relating to the use of artificial intelligence and machine learning could adversely affect our business and operating results.
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

The market for cloud content management services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater brand recognition, longer operating histories, and significantly greater resources than we do. Our primary competitors in the cloud content management market include Microsoft (SharePoint) and OpenText (Documentum). In the enterprise file sync and share market, our primary competitors include Microsoft (OneDrive), Google (Drive) and, to a lesser extent, Dropbox. We also compete with companies in the e-signature, content collaboration, workflow automation, and security and governance markets. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. For example, disruptive technologies such as generative AI may fundamentally alter the market for our services in unpredictable ways, including reduced customer demand and increased costs of doing business. If we fail to compete effectively, our business will be harmed. Some of our competitors offer their products or services at lower prices or for free as part of a broader bundled product sale or enterprise license arrangement, which has placed pricing pressure on our business. If we are unable to achieve our target pricing levels, our operating results will be negatively impacted. For us to compete effectively, we need to introduce new products and services in a timely and cost-effective manner, meet customer expectations and needs at prices that customers are willing to pay, and continue to enhance the features and functionalities of our cloud content management platform. In addition, pricing pressures and increased competition could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

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

To improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Our net retention rate has fluctuated from period to period and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 101% and 108% as of January 31, 2024 and 2023, respectively.

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

Adverse economic conditions have in the past and may in the future result in reduced sales, longer sales cycles, reduced renewal rates, slower adoption of new technologies and increased price competition, any of which could negatively impact our business.

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The United States and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect the industries to which we sell our services. An economic downturn, recession, or uncertainty about economic conditions, including volatility in the credit, equity and foreign exchange markets, inflation, rising interest rates, potential United States (U.S.) sovereign default, bank failures and financial instability, ongoing supply chain disruptions, unemployment trends, the adverse effects of pandemics and geopolitical issues, such as the Hamas-Israel and Russia-Ukraine conflicts, could cause customers to delay or reduce their information technology spending. This has in the past and may in the future result in reduced sales, longer sales cycles, reduced renewal rates, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. Since the second half of our fiscal year 2023, we have seen an impact from additional customer scrutiny being placed on deals due to the economic environment. In addition, there can be no assurance that cloud content management and collaboration spending levels will increase following any recovery.

If we are not able to successfully launch new products and services or provide enhancements or new features to our existing products and services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to enhance our existing services or offer new services that achieve market acceptance or keep pace with rapid technological developments, our business could be adversely affected. The success of any new services or enhancements to our existing services, such as Box AI and Box Hubs, depends on several factors, including their timely completion, introduction and market acceptance. We also may experience business or economic disruptions that could adversely affect the productivity of our employees and result in delays in our product development process. We maintain a hybrid workforce (with a mix of employees working from offices and others working remotely), which may lead to disruptions and decreased productivity that could result in delays in our product development process. Failure in this regard may significantly impair our revenue growth and our future financial results. Our product development efforts could also be impacted by our workforce location strategy as we hire an increasing number of our employees in countries such as Poland and the Netherlands. In addition, because our services are designed to operate on a variety of systems, we must continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems, and other software, communication, browser and database technologies. We may not be successful in developing these modifications and enhancements or bringing them to market in a timely fashion, which may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Issues relating to the use of artificial intelligence and machine learning could adversely affect our business and operating results.

Issues relating to the use of new and evolving technologies such as generative AI powered by large language models and machine learning that we integrate into our product offerings may cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. Developing, testing and deploying third-party AI systems may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our margins and adversely affect our business and operating results. Our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

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

Our customer subscription agreements provide service level commitments. If we are unable to meet our service level commitments or suffer periods of downtime that exceed the periods allowed under our subscription agreements, we may be obligated to provide customers with service credits, which could significantly impact our revenue in the period in which the downtime occurs and the credits could be due. We have experienced, and may in the future experience, disruptions, outages, and other performance or quality problems with our platform and with the public cloud and internet infrastructure on which our platform relies. We have encountered issues in the past that have caused Box services to be temporarily unavailable that resulted in our issuing service credits to some of our customers, and we cannot assure you that we will not experience interruptions or delays in our service in the future. We could also face subscription terminations, which could significantly impact our current and future revenue. Any extended or frequent service outages could also adversely affect our reputation, which would also impact our future revenue and operating results.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. In addition, we have opened, and may continue to open, international offices and hire employees to work at these offices in order to gain access to additional talent. For example, in 2020, we established an office in Warsaw, Poland and, in 2021, we acquired SignRequest B.V., a company located in the Netherlands. We have continued to increase our headcount in these countries as we migrate a larger portion of our development to lower cost regions. We are currently committed to our presence in these countries and have entered into a long-term operating lease in Poland to support our growth. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, geographic, social, and political risks that differ from those in the United States. Because of our limited experience with international operations and significant differences between international and U.S. markets, we may not succeed in creating demand for our services outside of the United States or in effectively selling our services in all of the international markets we enter. In addition, we will face challenges in doing business internationally that could adversely affect our business, including:

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
•
compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, AI, privacy and data protection laws and regulations;
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

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the relative value of the U.S. dollar and foreign currencies, particularly the Japanese Yen, and to a lesser extent, the British pound and the Euro, may impact our operating results. For example, the Japanese Yen, the British pound and the Euro have all experienced declines in value vis-à-vis the U.S. dollar, which negatively affected our results of operations during the year ended January 31, 2024 and could continue to negatively impact our results of operations in future periods. We currently primarily manage our exchange rate risk by maintaining offsetting foreign currency assets and liabilities and by minimizing non-U.S. dollar cash balances, and we plan to implement hedging programs in fiscal year 2025 to further mitigate the risk of exchange rate fluctuations. Such practices may not ultimately be available and/or effective at mitigating the foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, any hedging strategies we deploy are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be negatively affected in the future.

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

We have a history of cumulative losses, and we may not be able to sustain profitable growth.

We generated net income of $129.0 million and $26.8 million during the years ended January 31, 2024 and 2023, respectively, and incurred a net loss of $41.5 million during the year ended January 31, 2022. As of January 31, 2024, we had an accumulated deficit of $1.2 billion. The loss in fiscal year 2022 and related accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers and may incur additional expenses as we make investments to scale our business. Further, it is difficult to predict the size and growth rate of our market, customer demand for our platform and for any new features or products we develop, and the success of competitive products or services. As a result, we may not sustain profitable growth in future periods.

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
•
changes in our net retention rate;
•
the timing of revenue recognition;
•
the timing and amount of contract renewals;
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

In addition, because Box is configured by administrators and users to select their default settings, the third-party integrations they enable, and their privacy and permissions settings, an administrator or user could intentionally or inadvertently configure settings to share their sensitive data. For example, a Box user can choose to share the content they store in Box with third parties by creating a link that can be customized to be accessible by anyone with the link. While this feature is designed to be used for a variety of legitimate use cases in which a user wishes to share non-sensitive content with a broad or public audience, if a user were to intentionally or inadvertently configure a setting that allowed public access to their sensitive data, that data could be discovered and accessed by an unintended third party. We have also incorporated AI technologies into certain product offerings, and may continue to incorporate additional AI technologies into our product offerings, and to otherwise use AI technologies within our business, in the future. Our use of AI technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI technologies may be used in connection with certain cybersecurity attacks, resulting in heightened risks of security breaches and incidents.

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

These laws and regulations, which may be enforceable by private parties and/or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Union’s General Data Protection Regulation (GDPR), which imposes significant obligations on companies regarding the handling of personal data and penalties for noncompliance of up to the greater of 20 million Euros or four percent of a company’s global revenue. Further, local data protection authorities in Europe may adopt regulations and/or guidance more stringent than the GDPR, which may impose additional compliance costs or other burdens that impact our business. In 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield framework, and imposed additional obligations on companies when relying on model contractual clauses approved by the European Commission (EC) to transfer personal data from the EU to the U.S. On September 8, 2020, the Swiss Federal Data Protection and Information Commissioner invalidated the Swiss-U.S. Privacy Shield in light of the CJEU’s decision. These developments or other developments relating to cross-border data transfer may result in the EC, European Data Protection Board and/or other regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the European Economic

Area (EEA), Switzerland, or the United Kingdom (UK) to the U.S. For example, on June 4, 2021, the EC published new standard contractual clauses (SCCs) that were required to be implemented by companies relying on the SCCs as a basis for cross-border transfers of personal data by December 27, 2022. These or other developments relating to cross-border data transfer required us to issue additional policies, update our data transfer agreements with applicable customers and third-party service providers and assess our practices. This CJEU decision that invalidated the EU-U.S. Privacy Shield framework and/or other legal challenges relating to cross-border data transfers may serve as a basis for challenges to our personal data handling practices, or those of our customers, and may otherwise adversely impact our business, financial condition and operating results. Moreover, European governments and the U.S. government have cooperated to adopt the EU-U.S. Data Privacy Framework, UK-U.S. Data Bridge and Swiss-U.S. Framework (together, the “Data Privacy Framework”) replacing the EU-U.S. Privacy Shield Framework. While the Data Privacy Framework could benefit the industry as a whole, and we presently maintain self-certification under the Data Privacy Framework, maintaining compliance with the Data Privacy Framework could result in additional costs. The EU-U.S. Data Privacy Framework also already has faced legal challenges, and more generally, the Data Privacy Framework may be subject to future reviews, and subject to suspension, amendment, repeal, or limitations.

Brexit has created uncertainty around data protection issues and could lead to further legislative and regulatory changes. For example, the UK Data Protection Act of 2018 substantially mirrors the EU GDPR in the UK and was the subject of statutory amendments that further aligned it with the GDPR in 2019. In June 2021, the EC announced a decision that the UK is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the UK from the EEA. It remains unclear how UK data protection laws or regulations will develop, and how data transfers to and from the UK will be regulated, over time. In 2022, the Information Commissioner’s Office (ICO) issued the UK SCCs as a valid data transfer mechanism for cross border data transfers from the UK to third countries that are required to be implemented by companies relying on the UK SCCs as a basis for cross-border transfers of personal data by March 21, 2024. Additional or modified guidance regarding, or changes to, UK cross border data transfers and/or overall UK data protection laws and/or guidance could occur, which may require us to change our policies, practices and engage in additional contractual negotiations. Such legislative and regulatory changes may result in increased costs of compliance and limitations on our customers and us.

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and amended and expanded the CCPA. The CPRA’s substantive provisions became effective on January 1, 2023, and the newly formed California Privacy Protection Agency began its rulemaking process to adopt proposed regulations, with those regulations adopted on March 29, 2023. Our CPRA compliance efforts are subject to change and may result in continued uncertainty and require additional costs and expenses to ensure readiness, compliance and decrease risks. Further, other states have been considering, and in some cases enacting, laws relating to privacy and cybersecurity, many of which are comprehensive privacy statutes imposing obligations similar to the CCPA and CPRA. For example, Virginia, Colorado, Connecticut, and Utah enacted such legislation that became effective in 2023, and Delaware, Tennessee, Iowa, Indiana, Montana, Florida, Oregon, Texas, New Hampshire, and New Jersey have enacted privacy laws that become effective between 2024 and 2026. In addition, Pennsylvania, Massachusetts, and North Carolina, amongst other U.S. states, are anticipated to follow suit. Efforts to comply with these laws and related fluctuations in laws relating to privacy and cybersecurity at the federal, state and local levels may impact readiness and compliance, along with the potential to incur additional costs. We cannot fully predict the impact of these laws and other proposed federal and state laws relating to privacy and cybersecurity on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

In addition, some countries, such as member states of the EEA are considering or have enacted legislation requiring storage localization and/or the processing of more regulated types of data in region, along with other limitations that could impact U.S. technology companies (e.g., cloud service providers) and more specifically, Box. If we are unable to develop and offer services that meet these obligations or help our customers meet their requirements under the laws, regulations, case law or guidance issued relating to privacy, data protection, or information security, we may become unable to provide services in these regions and/or be subject to significant fines and penalties, which would harm our business.

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

If we are not able to satisfy data protection, security, privacy, and other government- and industry-specific requirements, our growth could be significantly harmed.

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. Our customers also expect, and in some instances require, us to meet voluntary certifications or adhere to guidelines or standards established by third parties, to offer particular controls, or otherwise support customer-specific requirements. Although we currently have certain certifications such as AICPA SOC 1, 2 and 3 reports, and ISO/IEC 27001, 27017, 27018, and 27701 we may not be successful in continuing to maintain these certifications or in obtaining other certifications or otherwise being able to adhere to or comply with all customer requirements. In addition, some of the industries and/or regions that we serve have specific requirements relating to security and regulatory standards, such as GxP, FedRAMP and StateRAMP, and those required by HIPAA, FINRA, HITECH Act, the Data Privacy Framework and Asia-Pacific Economic Cooperation Privacy Recognition for Processors and Cross Border Privacy Rules. As we expand into new industries and regions, we will likely need to comply with these and other new requirements to compete effectively. We may not always be able to support or comply with all of these customer requirements. If we cannot adequately comply with these requirements, our growth could be adversely impacted, we may face a loss of customers or difficulty attracting new customers in impacted industries, and we could incur significant liability and our reputation and business could be significantly harmed. In addition, as regulations in the EU and the UK continue to shift, it could impact our ability to comply with and maintain EU and UK Processor and Controller Binding Corporate Rules.

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

We currently store and process our customers’ information in third-party cloud computing and hosting facilities inside and outside of the United States. As we have recently migrated our storage and processing operations to cloud computing and hosting facilities operated by third parties, our service has become more susceptible to interruptions or delays that are out of our direct control. These third parties are vulnerable to operational and technological disruptions, including from cyber-attacks and security breaches and incidents, which may negatively impact our ability to provide services to our customers and operate our business. Similarly, as part of our disaster recovery arrangements, our production environment and all of our customers’ data is typically replicated on third-party storage platforms located inside and outside of the United States. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct, including by state-sponsored or otherwise well-funded actors. Any damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service, which may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. We may only have limited remedies against third-party providers in the event of any service disruptions. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken by these third-party providers, the occurrence of disasters, security issues (including an act of terrorism or an armed conflict), certain geopolitical events, labor or trade disputes, or pandemics, could lead to a decision to close the facilities without adequate notice or other unanticipated problems that result in lengthy interruptions in our service or cause us to not comply with certification requirements. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. We have encountered issues in the past that have caused Box services to be temporarily unavailable that resulted in our issuing service credits to some of our customers, and we cannot assure you that we will not experience interruptions or delays in our service in the future. If third parties are unable to perform services for us because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers’ use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, such as alliance partners, resellers, distributors, system integrators and developers. For example, we have entered into agreements with partners such as Adobe, Apple, Cisco, Cloudflare, Google, IBM, Macnica Networks, Microsoft, Mitsui Knowledge Industry, Okta, Oracle-Netsuite, Palo Alto Networks, Salesforce, ServiceNow, Slack, USDM and Zoom to market, resell, integrate with or endorse our services. Identifying partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources.

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

The occurrence of any catastrophic event, including a pandemic, earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, or terrorist attack, could result in lengthy interruptions in our service. Our corporate headquarters is located in the San Francisco Bay Area, a region known for seismic activity. Our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, pandemics, acts of terrorism or war could cause disruptions to the internet or the economy as a whole, which could have a significant impact on our business and operating results. If our or our partners’ business continuity and disaster recovery arrangements prove to be inadequate, our services could be interrupted. Our partners, suppliers, and customers are also subject to the risk of catastrophic events. In those events, our ability to deliver our services in a timely manner, as well as the demand for our services, may be adversely impacted by factors outside our control. If our systems were to fail or be negatively impacted as a result of a natural disaster, pandemic or other catastrophic event, our ability to deliver our services to our customers would be impaired, we could lose critical data, our reputation could suffer and we could be subject to contractual penalties.

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

We have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our services and grow our business. For example, in December 2023, we acquired Crooze Corporation, a provider of no-code enterprise content management applications built on the Box platform. We may not be able to successfully complete or integrate identified acquisitions. Moreover, we may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition. The risks we face in connection with acquisitions include:

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

From time to time, third parties have claimed, and in the future may claim, that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Additionally, the intellectual property rights surrounding AI technologies have not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use or adoption of AI technologies in our products and services may expose us to copyright infringement or other intellectual property misappropriation claims. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify services, or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations. During the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts or investors regard these announcements as negative, the market price of our Class A common stock may decline.

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

On occasion, we may need additional financing for a variety of reasons, including servicing our liabilities, operating or growing our business, responding to business opportunities, undertaking acquisitions, funding stock repurchases, satisfying our dividend or share redemption obligations of our Series A Convertible Preferred Stock, or repaying our 0.00% convertible senior notes due January 15, 2026 (the “Convertible Notes”).

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

The application of federal, state, local and international tax laws to services provided electronically is complex and continuously evolving. Income, sales, use, value added or other tax laws, statutes, rules, regulations or ordinances could be enacted or amended at any time, possibly with retroactive effect, and could be applied solely or disproportionately to services provided over the internet. These enactments or amendments could adversely affect our sales activity due to the inherent cost increase the taxes would represent and ultimately result in a negative impact on our operating results and cash flows.

Our future effective tax rates and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes to limitations on our utilization of net operating losses, or by changes in the tax rules and regulations in the jurisdictions in which we do business. For example, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and instead required taxpayers to capitalize and amortize them over five or fifteen years beginning in our fiscal year 2023. The Inflation Reduction Act of 2022 also imposed a 1% excise tax on certain repurchases of stock and a 15% alternative minimum tax on adjusted financial statement income.

Further, in 2021, the Organization for Economic Cooperation and Development (OECD) introduced a framework, referred to as Pillar Two, which contemplates a global minimum effective tax rate of 15%. In December 31, 2023, Pillar Two was implemented by the Council of the European Union and its member states. Similar directives under Pillar Two are already adopted or expected to be adopted by taxing authorities in other countries where we do business, including the UK. The OECD continues to release more guidance on these rules and framework and we are evaluating the impact to our financial position. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows.

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

As of January 31, 2024, we had U.S. federal net operating loss carryforwards of approximately $400.9 million, state net operating loss carryforwards of approximately $520.7 million, and foreign net operating loss carryforwards of approximately $298.1 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. If we experience ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

We repurchase shares of our Class A common stock in open market transactions from time to time pursuant to publicly announced stock repurchase program approved by our Board of Directors. During fiscal year 2024, we repurchased 6.6 million shares for a total amount of $177.0 million and during fiscal year 2023, we repurchased 10.2 million shares for a total amount of $266.7 million. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices, and we are not obligated to repurchase a specified number or dollar value of shares. As a result, there can be no guarantee around the timing or volume of our share repurchases. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

In January 2021, we issued $345.0 million aggregate principal amount of Convertible Notes. Prior to October 15, 2025, the Convertible Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events as described in Note 9, Part II, Item 8 of our Annual Report on Form 10-K. We have made an irrevocable election to settle the principal of the Convertible Notes in cash upon any conversion of the Convertible Notes. As a result, if holders of the Convertible Notes elect to convert their Convertible Notes, we will be required to make cash payments in respect of the Convertible Notes being converted. Holders of the Convertible

Notes also have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes) at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any. If the Convertible Notes have not previously been converted or repurchased, we will be required to repay the outstanding principal amount of the Convertible Notes, plus accrued and unpaid special interest, if any, in cash at maturity. The Convertible Notes are scheduled to mature on January 15, 2026.

Our ability to make required cash payments in connection with conversions of the Convertible Notes, repurchase the Convertible Notes in the event of a fundamental change, or to repay or refinance the Convertible Notes at maturity will depend on market conditions and our past and expected future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Convertible Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses, and while we were profitable in fiscal year 2024, we may continue to incur significant losses in the future. As a result, we may not have enough available cash or be able to obtain financing, or financing at acceptable terms, at the time we are required to repurchase or repay the Convertible Notes or pay cash with respect to Convertible Notes being converted.

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

The holders of our Series A Convertible Preferred Stock also have certain redemption rights, including the right to require us to repurchase all or any portion of the Series A Convertible Preferred Stock at any time following the seventh anniversary of the original issuance date, at 100% of the liquidation preference thereof plus all accrued but unpaid dividends. In addition, upon prior written notice of certain change of control events, the shares of the Series A Convertible Preferred Stock will automatically be redeemed by us for a repurchase price equal to the stock at the then-current conversion price and (ii) an amount in cash equal to 100% of the then-current liquidation preference thereof plus all accrued but unpaid dividends. In the case of clause (ii) above, we will also be required to pay the holders of our Series A Convertible Preferred Stock a “make-whole” premium consisting of dividends that would have otherwise accrued from the effective date of such change of control through the fifth anniversary of the original issuance date.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response and reporting plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
periodic risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
teams principally responsible for managing (1) our cybersecurity risk assessment and mitigation processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response and reporting plan that includes procedures for responding to cybersecurity incidents;
•
a team responsible for compliance with security and regulatory standards including but not limited to Service Organization Controls (SOC) reporting, International Organization for Standardization (ISO) frameworks 27001/27017/27018/27701, FedRAMP, and HIPAA;
•
the use of external service providers, where appropriate, to audit, assess, test or otherwise assist with aspects of our security controls, and to assist with the design and implementation of our cybersecurity policies and procedures; and
•
a third-party risk management process for service providers, suppliers, and vendors.

While we have technology and processes in place to detect and respond to cybersecurity threats, we are continually at risk from the evolving cybersecurity threat landscape. We do not believe our business strategy, results of operations or financial condition have been materially affected by risks from cybersecurity threats, but we cannot provide assurance that they will not be materially affected in the future by such risks. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Cybersecurity Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Audit Committee reports to our full Board regarding its activities, including those related to cybersecurity. Our Board of Directors also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our chief information security officer or external experts as part of the Board of Directors’ continuing education on topics that impact public companies.

Our chief information security officer and chief compliance officer are responsible for assessing and managing our material risks from cybersecurity threats. They also have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes industry-specific expertise in SaaS technology, regulatory compliance knowledge, previous leadership roles in cybersecurity or related fields, as well as a track record of successfully implementing effective cyber risk mitigation strategies.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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

Item 3. LEGAL PROCEEDINGS

Refer to Note 8 in Part II, Item 8 of this Annual Report on Form 10-K under the subheading “Legal Matters,” which is incorporated herein by reference.

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

Holders of Record

As of February 29, 2024, there were 103 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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

Issuer Purchases of Equity Securities

Share repurchase activity during the three months ended January 31, 2024 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2023 to November 30, 2023	352	$25.58	352	74,521
December 1, 2023 to December 31, 2023	442	$24.58	442	63,660
January 1, 2024 to January 31, 2024	—	$—	—	63,660
Total	794		794

(1)
During the three months ended January 31, 2024, we repurchased 0.8 million shares at a weighted average price of $25.03 per share for a total amount of $19.9 million. We periodically enter into pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act to effect such repurchases.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the NASDAQ Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on January 31, 2019 and its relative performance is tracked through January 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.

Comparision of Cumulative Total Return of Box,Inc.
$350
$300
$250
$200
$150
$100
$50
$-
1/31/2019
1/31/2020
1/31/2021
1/31/2022
1/31/2023
1/31/2024
Box, Inc.
S&P 500 Index
NASDAQ Computer Index

	Base
	Period
Company/Index	1/31/2019	1/31/2020	1/31/2021	1/31/2022	1/31/2023	1/31/2024
Box, Inc.	$100	$72	$83	$125	$153	$124
S&P 500 Index	100	119	137	167	151	179
NASDAQ Computer Index	100	144	210	264	204	317

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

A discussion regarding our financial condition and results of operations for the year ended January 31, 2024 compared to the year ended January 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the year ended January 31, 2023 compared to the year ended January 31, 2022 can be found under Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on March 13, 2023, which is available on the SEC’s website at www.sec.gov.

Overview

Box is the Content Cloud: a secure and intelligent content platform. Box gives organizations a single platform for their unstructured data – which typically represents about 90% of all data within an organization. This data is content – from blueprints to wireframes, videos to documents, proprietary formats to PDFs – and it is the source of an organization’s unique value. The Box Content Cloud enables our customers, to securely manage the entire content lifecycle, from the moment a file is created or ingested to when it is shared, edited, published, approved, signed, classified, and retained. Box keeps content secure and compliant, while also allowing easy access and sharing of this content from anywhere, on any device – both within the organization and with external partners.

With our SaaS platform, users can work with their content as they need – from secure external collaboration and workspaces, to e-signature processes and content workflows – improving employee productivity and accelerating business processes. IT teams can establish a space for compliant content management, and developers can easily create customized portals for white-labeled content collaboration. Administrators have a plethora of security, data protection, and compliance features they can activate to provide users with a better way to meet legal and regulatory requirements, internal policies, and industry standards and regulations. The Box platform enables a broad range of high-value business use cases – and integrates with more than 1,500 leading business applications. With hundreds of file formats and media types supported, Box is compatible with multiple application environments, operating systems, and devices – ensuring that workers can securely access their critical business content whenever and wherever they need it.

In addition, we continue to innovate by expanding our core services and offerings. We recently announced Box Hubs to surface curated content quickly and securely through intelligent portals. Box Hubs will be available with Box AI, a new set of capabilities announced last quarter, to natively integrate advanced AI models. Using Box Hubs with Box AI, customers can easily get answers to critical questions about their content in Box, and create content using their enterprise data. Moreover, Box Canvas, our natively integrated, interactive virtual whiteboarding tool, is now available to all customers. We also currently provide the following offerings: Box Sign, which enables customers with secure, seamless e-signatures right where their content lives in Box; Box Shield, our advanced security offering that helps customers reduce the risk of accidental content leakage and protect their business from insider threats and account compromise, as well as threat detection, response, and recovery for potential malware incidents, including ransomware; Box Relay, which allows our end users to easily build, manage, track, and automate workflows with no coding necessary; Box Zones, which gives global customers the ability to store their content locally in certain regions; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Platform, which further enables customers and partners to build enterprise applications using our open APIs and developer tools; Box Governance, which gives customers a better way to comply with regulatory policies, help satisfy e-discovery requests and effectively manage sensitive business information throughout its lifecycle; Box Notes, our native content authoring tool which enables users to seamlessly share and collaborate in real time; and Box Shuttle, which allows for easy, affordable, self-service content migration directly from the admin console from more than ten source systems, into Box. In addition, with Box Consulting, organizations can access professional services for critical topics like implementation, technology and application development, and change management and user training. The increasing traction of these product innovations allows our customers to realize the full set of capabilities of our Content Cloud.

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

As of January 31, 2024, we had over 100,000 paying organizations, and our solution was offered in 25 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

Current Period Highlights

For the years ended January 31, 2024 and 2023, our revenue was $1.038 billion and $0.991 billion, respectively, representing year-over-year growth of 5%, or 7% growth on a constant currency basis. As of January 31, 2024, our remaining performance obligations were $1.305 billion, representing a 5% increase from our remaining performance obligations of $1.245 billion as of January 31, 2023, or 9% growth on a constant currency basis. For the year ended January 31, 2024, our gross profit was $777.1 million, and our gross margin was 74.9%, compared to our gross profit of $738.3 million and our gross margin of 74.5% for the year ended January 31, 2023. For the year ended January 31, 2024, our operating income was $50.8 million and our operating margin was 4.9%, compared to our operating income of $36.8 million and our operating margin of 3.7% for the year ended January 31, 2023. For the year ended January 31, 2024, our net cash provided by operating activities was $318.7 million, an increase of 7% from net cash provided by operating activities of $298.0 million for the year ended January 31, 2023. For the year ended January 31, 2024, our non-GAAP free cash flow was $269.0 million, an increase of 13% from non-GAAP free cash flow of $238.4 million for the year ended January 31, 2023.

Continuous Innovation

During the fiscal year ended January 31, 2024, several new products and product enhancements were made generally available or announced, including:

•
Box AI for Documents and Notes – a new set of capabilities, powered by advanced AI models natively integrated in the Box platform, enhancing how users work in Box. Box AI will accelerate productivity in Box. With Box AI for Documents, users can ask questions about a document, generate insights from a report, or summarize a presentation. With Box AI for Notes, users can create content from scratch or refine drafted information.
•
Box Hubs – intelligent portals to surface curated content quickly and securely. We expect Box Hubs will soon be available with Box AI, so customers can easily query multiple documents that are organized in a Hub and quickly get answers to critical questions. All content published in a Hub will retain Box’s enterprise-grade security, governance, and compliance capabilities, so that content in a Hub is only made available to its intended audience.
•
Box Canvas – a Box-native visual collaboration and whiteboarding tool. Box Canvas includes unlimited Canvases for every plan as well as an easy-to-use, feature-rich toolset that enables users to ideate, brainstorm and collaborate visually directly in Box.
•
Box Shield Enhancements – Addresses potential threats stemming from prohibited geographic regions by empowering administrators to automatically block detected threats, reducing response time and significantly reducing the burden to the administrator.
•
Zero Trust Administrative Security – Added new protections to secure administrators against attack, including mandatory multi-factor authentication (MFA) checks for certain critical or high-risk actions, such as enabling or disabling MFA for their organization.
•
Box + CrowdStrike – Expanded our endpoint protection by integrating with the CrowdStrike Falcon solution. Available soon, this integration enables Box Shield to ingest CrowdStrike’s Zero Trust Assessment (ZTA) score and take remediating action automatically. The ZTA score assesses over 100 factors of device security to ensure that only secure, trusted devices are allowed access to Box.
•
No-Code Business Application Builder – Box acquired Crooze, a leading provider of no-code enterprise content management applications built on the Box platform, in December 2023. Crooze technology brings a no-code business process application builder, an extensive set of metadata tools, customizable dashboard views, and content automation — to our secure, intelligent Content Cloud. With Crooze, customers can quickly address key business process use cases, including managing contracts, document libraries and digital assets. We expect to soon have Crooze technology integrated natively into the Box Content Cloud to help our customers power content experiences and workflows.
•
Enhancements to Box Sign – Added support for 21 CFR Part 11 compliance, ability to specify recipient groups for faster time-to-signature, customizable signature request expiration dates, dropdown menus, radio buttons, and signer attachment fields, ability for senders to prefill fields and toggle them as read-only fields, keyboard shortcuts and commands, ability to embed signing experience within custom applications, reusable template APIs, webhook support to detect bounced email IDs, and pre-built third-party integrations with Workato and Slack Workflow Builder.
•
Enhancements to Integrations – Added Box for Microsoft Office desktop co-authoring to customers in Microsoft’s Semi-Annual Channel for Office 365 updates, Box for Microsoft Teams enhancements so users can edit Box Notes and Microsoft Office files on Box directly in Teams, and new Box Embed tools for Salesforce, Slack, and Teams for users to access their Box content and Box native tools like Notes and Canvas directly where they are working.

Impact of Macroeconomic Factors on Our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including impacts from inflation, higher interest rates, slower growth, the stronger dollar versus foreign currencies, particularly the Japanese Yen, the ongoing Hamas-Israel and Russia-Ukraine conflicts and other changes in economic conditions, may adversely affect our results of operations and financial performance. During the fiscal year ended January 31, 2024, in addition to headwinds from foreign exchange rate trends, we continued to see an impact from additional customer scrutiny being placed on larger deals and lower seat expansion rates due to the challenging macroeconomic environment. As a result, we have experienced, and may continue to experience, increased customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets related to services that we offer. While we believe IT budgets have tightened and some larger deals have required more scrutiny across verticals and geographies, we also believe we are well-positioned to execute through these dynamic times as the Box Content Cloud enables enterprises to streamline their businesses, drive up productivity, reduce risk, and lower costs.

Our Business Model

Our business model focuses on maximizing the lifetime value of a customer relationship. We make significant investments in acquiring new customers and believe that we will be able to achieve a positive return on these investments by retaining customers, cross-selling our add-on products and expanding the size of our deployments within our customer base over time. In connection with the acquisition of new customers, we incur and recognize significant upfront costs. These costs include sales and marketing costs associated with acquiring new customers, such as sales commission expenses, substantially all of which are deferred and then amortized over a period of benefit, and marketing costs, which are expensed as incurred. We recognize revenue as we satisfy our performance obligations to customers. Accordingly, due to our subscription model, we recognize revenue for our subscription services ratably over the term of the contract.

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

RPO as of January 31, 2024 was $1.305 billion, an increase of 5% from January 31, 2023. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites. The increase in RPO was also driven by the addition of new customers and the timing of customer-driven renewals. RPO growth was partially offset by a negative impact of 240 basis points from foreign currency exchange rates.

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

Billings for the year ended January 31, 2024 were $1.057 billion, an increase of 3% from the year ended January 31, 2023. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings through the conversion to multi-product Suites, the addition of new customers, and the timing of customer-driven renewals. Billings growth was partially offset by a negative impact of 240 basis points from foreign currency exchange rates.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Year Ended January 31,
	2024	2023	2022
GAAP revenue	$1,037,741	$990,874	$874,332
Deferred revenue, end of period	586,871	566,630	534,242
Less: deferred revenue, beginning of period	(566,630)	(534,242)	(465,613)
Contract assets, beginning of period	1,900	1,111	25
Less: contract assets, end of period	(2,452)	(1,900)	(1,111)
Billings	$1,057,430	$1,022,473	$941,875

Non-GAAP Free Cash Flow

We define non-GAAP free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business.

Net cash provided by operating activities for the year ended January 31, 2024 was $318.7 million, representing an increase of 7% from the year ended January 31, 2023. Non-GAAP free cash flow for the year ended January 31, 2024 was $269.0 million, representing an increase of 13% from the year ended January 31, 2023.

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

Our net retention rate was 101%, 108%, and 111% as of January 31, 2024, 2023 and 2022, respectively. The decline in our net retention rate as of January 31, 2024 was primarily attributable to heightened budget scrutiny putting pressure on seat expansion within existing customers and increased customer churn. As our customers purchase add-on products or our bundled Enterprise Plus plan, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, have been significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Sales and Marketing. Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel-related expenses, as well as allocated overhead. Marketing programs include but are not limited to advertising, events, corporate communications, brand building, and product marketing. Sales and marketing expense also consists of public cloud hosting, data center and customer support costs related to providing our cloud-based services to our free users. We market and sell our cloud content management services worldwide through our direct sales organization and through indirect distribution channels such as strategic resellers. Our sales and marketing expenses are generally higher for acquiring new or expanding existing customers than for renewals of existing customer subscriptions.

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

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes consists primarily of state and foreign income taxes and, as applicable, changes in our deferred taxes, related valuation allowance positions and uncertain tax positions.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data):

	Year Ended January 31,
	2024	2023	2022
Consolidated Statements of Operations Data:
Revenue	$1,037,741	$990,874	$874,332
Cost of revenue (1)	260,612	252,556	249,484
Gross profit	777,129	738,318	624,848
Operating expenses:
Research and development (1)	248,767	243,529	218,523
Sales and marketing (1)	348,638	331,400	298,635
General and administrative (1)	128,971	126,549	135,316
Total operating expenses	726,376	701,478	652,474
Income (loss) from operations	50,753	36,840	(27,626)
Interest and other income (expense), net	11,833	(2,433)	(9,838)
Income (loss) before income taxes	62,586	34,407	(37,464)
(Benefit from) provision for income taxes	(66,446)	7,624	3,995
Net income (loss)	129,032	26,783	(41,459)
Accretion and dividend on series A convertible preferred stock	(17,105)	(17,110)	(12,419)
Undistributed earnings attributable to preferred stockholders	(12,780)	(1,106)	—
Net income (loss) attributable to common stockholders	$99,147	$8,567	$(53,878)
Net income (loss) per share attributable to common stockholders
Basic	$0.69	$0.06	$(0.35)
Diluted	$0.67	$0.06	$(0.35)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	144,203	143,592	155,598
Diluted	148,586	150,192	155,598

(1)
Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2024	2023	2022
Cost of revenue	$19,111	$17,816	$20,093
Research and development	70,240	68,900	68,063
Sales and marketing	65,886	58,448	52,547
General and administrative	43,546	40,468	38,271
Total stock-based compensation	$198,783	$185,632	$178,974

Comparison of the Years Ended January 31, 2024 and 2023

Revenue

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue	$1,037,741	$990,874	$46,867	5%

The $46.9 million, or 5%, increase during the fiscal year was primarily driven by seat growth in existing customers, continued strong attach rates of our multi-product Suites offerings, particularly Enterprise Plus, and strong growth in Japan. For the year ended January 31, 2024, our Suites attach rate was 78% in deals over $100,000, an increase from 72% for the year ended January 31, 2023. The increase was partially offset by the weakening of foreign currency exchange rates, which negatively impacted our revenue growth rate by 260 basis points, and customers partially churning their deployment with Box.

Cost of Revenue

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$260,612	$252,556	$8,056	3%
Percentage of revenue	25.1%	25.5%
Gross margin	74.9%	74.5%

The $8.1 million, or 3%, increase during the fiscal year was primarily due to increases of $32.2 million in public cloud hosting costs, driven by our migration to the public cloud from our collocated data centers, and $1.3 million in stock-based compensation costs. This increase was partially offset by decreases of $17.4 million in depreciation expense and $7.9 million in bandwidth and data center related expense due to the completion of our migration to the public cloud from our collocated data centers. Cost of revenue as a percentage of revenue decreased 40 basis points year-over-year.

Over time, we expect our cost of revenue to increase in absolute dollars but decrease as a percentage of revenue as we invest in public cloud hosting service optimization.

Research and Development

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$248,767	$243,529	$5,238	2%
Percentage of revenue	24.0%	24.6%

The $5.2 million, or 2%, increase during the fiscal year was primarily due to increases of $6.9 million and $5.0 million in allocated overhead costs and employee related costs, respectively, driven by a 4% increase in headcount, $3.8 million in stock-based compensation expense, and $1.2 million in subscription software contract expenses. The increased employee headcount and related costs are driven by the growth in lower cost regions. This increase was partially offset by an increase of $9.9 million in capitalized internally developed software costs and a decrease of $1.8 million in public cloud hosting costs. Research and development expenses as a percentage of revenue decreased 60 basis points year-over-year.

We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our content cloud product offerings and services and shift research and development to lower cost regions.

Sales and Marketing

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$348,638	$331,400	$17,238	5%
Percentage of revenue	33.6%	33.4%

The $17.2 million, or 5%, increase during the fiscal year was primarily due to increases of $7.4 million in stock-based compensation expense and $3.2 million and $1.6 million in allocated overhead costs and employee related costs, respectively, driven by a 1% increase in headcount. Additionally, there were increases of $2.9 million in marketing expenses, driven by increased costs related to marketing events, and $0.6 million in commission expenses. Sales and marketing expenses as a percentage of revenue increased 20 basis points year-over-year.

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

General and Administrative

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$128,971	$126,549	$2,422	2%
Percentage of revenue	12.4%	12.8%

The $2.4 million, or 2%, increase during the fiscal year was primarily due to increases of $3.2 million in stock-based compensation expense and $1.7 million in subscription software contract expenses. This was partially offset by decreases of $1.3 million in outside agency and consulting services, $0.8 million in legal services, and an increase of $0.4 million in capitalized software costs. General and administrative expense as a percentage of revenue decreased 40 basis points year-over-year.

We expect our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we benefit from greater operational scale and efficiency.

Interest and Other Income (Expense), Net

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest and other income (expense), net	$11,833	$(2,433)	$14,266	*

* Percentage change not meaningful.

The $14.3 million increase during the fiscal year was primarily due to an increase of $12.8 million in interest income from our certificates of deposit, money market funds, and short-term investments due to a higher interest rate environment and a decrease of $1.3 million in interest expense related to our finance leases.

(Benefit from) Provision for Income Taxes

	Year Ended January 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
(Benefit from) provision for income taxes	$(66,446)	$7,624	$(74,070)	*

* Percentage change not meaningful.

We monitor the realizability of our deferred tax assets taking into account all relevant factors at each reporting period. As of January 31, 2024, we concluded that it is more likely than not that our UK deferred tax assets are realizable. We released $79.1 million of our valuation allowance associated with the UK deferred tax assets. Approximately $75.2 million of the total valuation allowance release was related to deferred tax assets to be realized in the future years and the remainder benefited us during the year ended January 31, 2024. We continue to maintain a valuation allowance against our U.S. federal and state deferred tax assets. Given our current U.S. earnings and anticipated future earnings, we believe there is a reasonable possibility in the foreseeable future that sufficient positive evidence of sustained U.S. profitability may become available to allow us to reach a conclusion that the U.S. valuation allowance will no longer be needed.

The $74.1 million increase during the fiscal year was primarily due to a $79.1 million one-time benefit from the release of a valuation allowance on deferred tax assets, partially offset by an increase of $2.4 million in foreign current tax expense, $2.2 million in foreign non-cash deferred tax expense, and $0.5 million in state income tax expense as a result of increased profitability.

Liquidity and Capital Resources

As of January 31, 2024, we had cash and cash equivalents, restricted cash, and short-term investments of $481.2 million. During the year ended January 31, 2024, we generated operating cash flow of $318.7 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents and short-term investments, together with our credit facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, public cloud obligations, repayment or refinancing of our debt obligations, settlement of our convertible senior notes and convertible preferred stock, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the years ended January 31, 2024, 2023, and 2022, our cash flows were as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Net cash provided by operating activities	$318,727	$297,982	$234,818
Net cash (used in) provided by investing activities	(82,792)	120,600	(239,368)
Net cash used in financing activities	(272,896)	(396,495)	(172,861)

Operating Activities

For the year ended January 31, 2024, cash provided by operating activities was $318.7 million. The primary factors affecting our operating cash flows during this period were our net income of $129.0 million, stock-based compensation of $198.8 million, amortization of deferred commissions of $54.2 million, and depreciation and amortization of our property and equipment and capitalized software of $51.2 million, partially offset by a non-cash income tax benefit from the release of a valuation allowance on deferred tax assets of $75.2 million. Cash provided by operating activities during the year ended January 31, 2024 was further adjusted by net cash outflows of $41.8 million due to changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $49.3 million decrease in operating lease liabilities due to recurring lease payments, a $44.5 million increase in deferred commissions resulting from capitalization of incremental commissions paid to our sales force, and a $21.9 million increase in accounts receivable primarily due to the timing of our cash collections. This was partially offset by a $35.2 million decrease in operating right-of-use assets due to amortization, a $32.7 million increase in deferred revenue, and a $6.8 million decrease in other assets.

Investing Activities

Cash used in investing activities of $82.8 million for the year ended January 31, 2024 was primarily driven by $169.4 million in purchases of short-term investments that were partially offset by $108.0 million in maturities of short-term investments, $16.6 million in capitalized internally developed software costs, $2.7 million in cash paid for acquisitions, net of cash acquired, and $1.8 million of fixed asset purchases, net of sale proceeds.

Financing Activities

Cash used in financing activities of $272.9 million for the year ended January 31, 2024 was primarily driven by $177.1 million in repurchases of our common stock, $74.7 million of employee payroll taxes paid related to net share settlement of stock awards, $30.2 million of principal payments of finance lease liabilities, and $14.9 million of dividend payments to preferred stockholders. This was partially offset by $28.2 million from issuances of common stock under our employee equity plans.

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

Refer to Note 9 in Part II, Item 8 of this Annual Report on Form 10-K for detailed descriptions of the Convertible Notes, the November 2017 Facility, and the June 2023 Facility.

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

Share Repurchase Plan

In July 2021, our Board of Directors authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions. During the year ended January 31, 2024, we repurchased 6.6 million shares at a weighted average price of $27.01 per share for a total amount of $177.0 million. As of January 31, 2024, $63.7 million remained authorized and available for additional repurchases.

On March 4, 2024, our Board of Directors authorized a $100 million expansion of the share repurchase plan, for an aggregate total authorized repurchase amount of $163.7 million. This expansion provides for share repurchases through March 4, 2025.

Off-Balance Sheet Arrangements

Through January 31, 2024, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces, (ii) purchase obligations not recognized on the consolidated balance sheet as of January 31, 2024, which relate primarily to public cloud hosting services and IT software and support services, and (iii) debt, including obligations under both our June 2023 Facility and Convertible Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 6, 8, and 9, respectively, in Part II, Item 8 of this Annual Report on Form 10-K.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the temporary differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the years in which the differences are expected to reverse.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts we believe are more likely than not to be realized. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character, within the carry-back or carry-forward periods available under the applicable tax law. In assessing our need for a valuation allowance, we consider available evidence, including past operating results, expirations or limitations of tax attributes, estimated future taxable income, and the feasibility of tax planning strategies. Our judgment regarding future estimates may change due to many factors, including future market conditions and the ability to successfully execute our business plans and tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our provision for income taxes would increase or decrease in the period in which the assessment is changed. A release of a valuation allowance would result in the recognition of certain deferred tax assets and material income tax benefit in the period of release. As of January 31, 2024, we evaluated all negative and positive evidence and determined that the UK deferred tax assets are more likely than not to be realizable resulting in an income tax benefit of $79.1 million. Refer to Note 13 in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Our tax positions are subject to income tax audits by multiple tax jurisdictions throughout the world. We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Significant judgment is required in determining the technical merits of an uncertain tax position, such as taking into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities.

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

Non-GAAP operating income (loss) and non-GAAP operating margin

We define non-GAAP operating income (loss) as operating income (loss) excluding expenses related to stock-based compensation (SBC), acquired intangible assets amortization, and as applicable, other special items. Non-GAAP operating margin is defined as non-GAAP operating income (loss) divided by revenue. Although SBC is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves a high degree of judgment and estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Furthermore, unlike cash compensation, the value of stock options, which is an element of our ongoing stock-based compensation expense, is determined using a complex formula that incorporates factors, such as market volatility, that are beyond our control. For restricted stock unit awards, the amount of stock-based compensation expenses is not reflective of the value ultimately received by the grant recipients. Management believes it is useful to exclude SBC in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquisition-related intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology and trade names, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of purchased intangibles is a static expense, one that is not typically affected by operations during any particular period. Furthermore, Box excludes the following expenses as they are considered by management to be special items outside of Box’s core operating results: (1) fees related to shareholder activism, (2) expenses related to certain litigation, (3) expenses associated with a non-recurring workforce reorganization, consisting primarily of severance and other personnel-related costs, and (4) expenses related to acquisitions.

Non-GAAP net income (loss) attributable to common stockholders and non-GAAP net income (loss) per share attributable to common stockholders

We define non-GAAP net income (loss) attributable to common stockholders as net income (loss) attributable to common stockholders excluding expenses related to stock-based compensation, acquired intangible assets amortization, amortization of debt issuance costs, the income tax benefit from the release of a valuation allowance on deferred tax assets, undistributed earnings attributable to preferred stockholders and as applicable, other special items. We specifically identify other adjusting items in our reconciliation of GAAP to non-GAAP net income (loss) attributable to common stockholders. These items include expenses related to certain litigation and the amortization of the issuance costs associated with our Notes, which are amortized as interest expense, because they are considered by management to be special items outside our core operating results. We define non-GAAP net income (loss) per share attributable to common stockholders as non-GAAP net income (loss) attributable to common stockholders divided by the weighted-average outstanding shares. Similarly, the same adjusting items specified in our reconciliation of GAAP to non-GAAP net income (loss) attributable to common stockholders are also excluded from the calculation of non-GAAP net income (loss) per share attributable to common stockholders.

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

Our reconciliation of the GAAP to non-GAAP financial measures for years ended January 31, 2024, 2023 and 2022 are as follows (in thousands, except per share data and percentages):

	Year Ended January 31,
	2024	2023	2022
GAAP operating income (loss)	$50,753	$36,840	$(27,626)
Stock-based compensation	198,783	185,632	178,974
Acquired intangible assets amortization	5,838	5,808	5,148
Acquisition-related expenses	120	53	1,282
Fees related to shareholder activism	—	(77)	15,644
Expenses related to litigation	361	722	—
Workforce reorganization	912	—	—
Non-GAAP operating income	$256,767	$228,978	$173,422

GAAP operating margin	4.9%	3.7%	(3.2)%
Stock-based compensation	19.2	18.7	20.5
Acquired intangible assets amortization	0.6	0.6	0.6
Acquisition-related expenses	—	—	0.1
Fees related to shareholder activism	—	—	1.8
Expenses related to litigation	—	0.1	—
Workforce reorganization	—	—	—
Non-GAAP operating margin	24.7%	23.1%	19.8%

GAAP net income (loss) attributable to common stockholders	$99,147	$8,567	$(53,878)
Stock-based compensation	198,783	185,632	178,974
Acquired intangible assets amortization	5,838	5,808	5,148
Acquisition-related expenses	120	53	2,349
Fees related to shareholder activism	—	(77)	15,644
Expenses related to litigation	361	722	—
Workforce reorganization	912	—	—
Amortization of debt discount and issuance costs	1,899	1,888	1,878
Benefit from the release of a valuation allowance on deferred tax assets	(75,240)	—	—
Undistributed earnings attributable to preferred stockholders	(15,147)	(22,187)	(12,034)
Non-GAAP net income attributable to common stockholders	$216,673	$180,406	$138,081

GAAP net income (loss) per share attributable to common stockholders, diluted	$0.67	$0.06	$(0.35)
Stock-based compensation	1.34	1.29	1.15
Acquired intangible assets amortization	0.04	0.04	0.03
Acquisition-related expenses	—	—	0.02
Fees related to shareholder activism	—	—	0.10
Expenses related to litigation	—	0.01	—
Workforce reorganization	0.01	—
Amortization of debt discount and issuance costs	0.01	0.01	0.01
Benefit from the release of a valuation allowance on deferred tax assets	(0.51)	—
Undistributed earnings attributable to preferred stockholders	(0.10)	(0.15)	(0.08)
Non-GAAP net income per share attributable to common stockholders, diluted	$1.46	$1.20	$0.85
Weighted-average shares used to compute non-GAAP net income per share attributable to common stockholders
Diluted	148,586	150,192	163,337

GAAP net cash provided by operating activities	$318,727	$297,982	$234,818
Purchases of property and equipment, net of sale proceeds	(1,843)	(4,433)	(4,702)
Principal payments of finance lease liabilities	(30,176)	(40,353)	(50,391)
Capitalized internal-use software costs	(17,742)	(14,751)	(9,486)
Non-GAAP free cash flow	$268,966	$238,445	$170,239
GAAP net cash (used in) provided by investing activities	$(82,792)	$120,600	$(239,368)
GAAP net cash used in financing activities	$(272,896)	$(396,495)	$(172,861)

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $481.2 million as of January 31, 2024. Our cash and cash equivalents and short-term investments primarily consist of overnight cash deposits, money market funds, U.S. treasury securities, certificates of deposit and non-U.S. government issued securities. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the June 2023 Facility. As of January 31, 2024, we had total debt outstanding with a carrying amount of $30.0 million which approximates fair value. The revolving loans accrue interest at a SOFR rate plus a margin ranging from 1.45% to 1.95%.

Effective September 5, 2019, we entered into a swap agreement with Wells Fargo Bank, National Association (the "Swap Agreement") in order to minimize our interest rate risk exposure due to the volatility of the London Interbank Offered Rate (LIBOR). Effective June 5, 2023, we amended the terms of the Swap Agreement to update our borrowing benchmark from LIBOR to the Secured Overnight Financing Rate (SOFR), in line with our June 2023 Facility. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five-year term of the agreement. As of January 31, 2024, our interest rate swap had a notional value of $30.0 million.

A hypothetical change in interest rates of 100 basis points after January 31, 2024 would not have a material impact on the combined net fair value of our outstanding debt and Swap Agreement.

Foreign Currency Risk

Approximately one-third of our revenue is represented by customer contracts denominated in foreign currencies, which include the Japanese Yen, Euro, and British Pound. As our foreign operations continue to grow, specifically in Japan, we have increasing exposure to fluctuations in foreign currency exchange rates.

These fluctuations can result in fluctuations in our total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon translation of these amounts into U.S. dollars. For the year ended January 31, 2024, total revenue was unfavorably impacted by approximately 260 basis points, compared to the corresponding prior period. For the year ended January 31, 2024, total operating expenses were not materially impacted by fluctuations in exchange rates.

Additionally, our international subsidiaries maintain certain asset and liability balances as well as operating expenses that are denominated in foreign currencies other than the functional currency and as a result, may cause us to recognize transaction gains and losses in our statement of operations impacting our operating expenses which are recognized in interest and other income (expense), net on our consolidated statements of operations. For the years ended January 31, 2024, 2023, and 2022 we incurred $3.0 million, $3.4 million, and $3.7 million, respectively, in foreign currency exchange losses. To date we have managed our foreign currency risk by maintaining offsetting assets and liabilities and minimizing non-U.S. dollar cash balances and have not entered into derivatives or hedging transactions; however, we expect to do so in the future.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Box, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Box, Inc. (the Company) as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 11, 2024 expressed an unqualified opinion thereon.

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

Our substantive procedures included, among others, testing the completeness and accuracy of management’s identification and evaluation of terms and conditions within contracts, reading executed contracts for a sample of revenue transactions and evaluating whether the Company appropriately applied its revenue recognition policy to the arrangements based on the terms and conditions therein. We additionally assessed the appropriateness of the related disclosures included in Note 2 in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

San Francisco, California

March 11, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Box, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Box, Inc.’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Box, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2024, and the related notes and our report dated March 11, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California

March 11, 2024

BOX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$383,742	$428,465
Short-term investments	96,948	32,783
Accounts receivable, net	281,487	264,515
Deferred commissions	45,817	48,040
Other current assets	34,186	32,960
Total current assets	842,180	806,763
Property and equipment, net	31,353	69,972
Operating lease right-of-use assets, net	99,354	131,172
Goodwill	76,750	73,863
Deferred commissions, non-current	63,541	71,999
Deferred tax assets	75,665	—
Other long-term assets	52,320	53,396
Total assets	$1,241,163	$1,207,165
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$52,737	$79,810
Accrued compensation and benefits	36,872	44,086
Operating lease liabilities	26,812	47,752
Deferred revenue	562,859	544,179
Total current liabilities	679,280	715,827
Debt, net, non-current	370,822	369,351
Operating lease liabilities, non-current	94,165	118,001
Other long-term liabilities	35,863	37,847
Total liabilities	1,180,130	1,241,026
Commitments and contingencies (Note 8)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares authorized, issued and outstanding as of January 31, 2024 and 2023	492,095	489,990
Stockholders’ deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 144,353 and 144,301 shares issued and outstanding as of January 31, 2024 and 2023, respectively	14	14
Additional paid-in capital	785,374	818,996
Accumulated other comprehensive loss	(9,686)	(7,065)
Accumulated deficit	(1,206,764)	(1,335,796)
Total stockholders’ deficit	(431,062)	(523,851)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,241,163	$1,207,165

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2024	2023	2022
Revenue	$1,037,741	$990,874	$874,332
Cost of revenue	260,612	252,556	249,484
Gross profit	777,129	738,318	624,848
Operating expenses:
Research and development	248,767	243,529	218,523
Sales and marketing	348,638	331,400	298,635
General and administrative	128,971	126,549	135,316
Total operating expenses	726,376	701,478	652,474
Income (loss) from operations	50,753	36,840	(27,626)
Interest and other income (expense), net	11,833	(2,433)	(9,838)
Income (loss) before income taxes	62,586	34,407	(37,464)
(Benefit from) provision for income taxes	(66,446)	7,624	3,995
Net income (loss)	129,032	26,783	(41,459)
Accretion and dividend on series A convertible preferred stock	(17,105)	(17,110)	(12,419)
Undistributed earnings attributable to preferred stockholders	(12,780)	(1,106)	—
Net income (loss) attributable to common stockholders	$99,147	$8,567	$(53,878)
Net income (loss) per share attributable to common stockholders
Basic	$0.69	$0.06	$(0.35)
Diluted	$0.67	$0.06	$(0.35)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders
Basic	144,203	143,592	155,598
Diluted	148,586	150,192	155,598

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended January 31,
	2024	2023	2022
Net income (loss)	$129,032	$26,783	$(41,459)
Other comprehensive loss:
Net foreign currency translation loss	(1,883)	(3,992)	(4,796)
Other	(738)	1,470	1,191
Other comprehensive loss:	(2,621)	(2,522)	(3,605)
Comprehensive income (loss)	$126,411	$24,261	$(45,064)

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance as of January 31, 2021	—	$—	159,851	$16	$1,473,666	$(938)	$(1,321,679)	$151,065
Cumulative adjustment due to adoption of ASU 2020-06	—	—	—	—	(68,576)	—	559	(68,017)
Stock consideration in connection with fiscal 2022 acquisition	—	—	—	—	10,000	—	—	10,000
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	7,827	1	(32,010)	—	—	(32,009)
Stock-based compensation related to stock awards	—	—	—	—	170,149	—	—	170,149
Series A convertible preferred stock, net of issuance costs	500	485,080	—	—	—	—	—	—
Accretion and dividend on series A convertible preferred stock	—	2,800	—	—	(12,419)	—	—	(12,419)
Repurchases of common stock	—	—	(22,597)	(2)	(568,790)	—	—	(568,792)
Other comprehensive loss	—	—	—	—	—	(3,605)	—	(3,605)
Net loss	—	—	—	—	—	—	(41,459)	(41,459)
Balance as of January 31, 2022	500	487,880	145,081	15	972,020	(4,543)	(1,362,579)	(395,087)
Stock consideration in connection with fiscal 2022 acquisition	—	—	559	—	—	—	—	—
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	8,881	—	(62,336)	—	—	(62,336)
Stock-based compensation related to stock awards	—	—	—	—	193,475	—	—	193,475
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	2,110	—	—	(17,110)	—	—	(17,110)
Repurchases of common stock	—	—	(10,220)	(1)	(267,053)	—	—	(267,054)
Other comprehensive loss	—	—	—	—	—	(2,522)	—	(2,522)
Net income	—	—	—	—	—	—	26,783	26,783
Balance as of January 31, 2023	500	489,990	144,301	14	818,996	(7,065)	(1,335,796)	(523,851)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	6,606	—	(47,097)	—	—	(47,097)
Stock-based compensation related to stock awards	—	—	—	—	207,711	—	—	207,711
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	2,105	—	—	(17,105)	—	—	(17,105)
Repurchases of common stock	—	—	(6,554)	—	(177,131)	—	—	(177,131)
Other comprehensive loss	—	—	—	—	—	(2,621)	—	(2,621)
Net income	—	—	—	—	—	—	129,032	129,032
Balance as of January 31, 2024	500	$492,095	144,353	$14	$785,374	$(9,686)	$(1,206,764)	$(431,062)

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$129,032	$26,783	$(41,459)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,241	65,988	78,234
Stock-based compensation expense	198,783	185,632	178,974
Amortization of deferred commissions	54,227	53,522	45,866
Deferred income taxes	(75,292)	1,647	(1,910)
Other	2,478	2,312	2,934
Changes in operating assets and liabilities
Accounts receivable, net	(21,876)	(8,931)	(27,224)
Deferred commissions	(44,482)	(54,987)	(59,240)
Operating lease right-of-use assets, net	35,174	40,155	41,825
Other assets	7,256	(5,710)	(16,495)
Accounts payable, accrued expenses and other liabilities	(1,179)	(1,899)	17,605
Operating lease liabilities	(49,349)	(44,555)	(47,389)
Deferred revenue	32,714	38,025	63,097
Net cash provided by operating activities	318,727	297,982	234,818
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(169,416)	(102,088)	(170,000)
Maturities of short-term investments	107,950	240,000	—
Purchases of property and equipment, net of sale proceeds	(1,843)	(4,433)	(4,702)
Capitalized internal-use software costs	(16,561)	(12,064)	(5,785)
Acquisitions, net of cash acquired	(2,732)	—	(59,395)
Other	(190)	(815)	514
Net cash (used in) provided by investing activities	(82,792)	120,600	(239,368)
CASH FLOWS FROM FINANCING ACTIVITIES:
Series A convertible preferred stock, net of issuance costs	—	(103)	485,080
Repurchases of common stock	(177,131)	(274,172)	(561,571)
Payments of dividends to preferred stockholders	(14,943)	(15,057)	(9,619)
Proceeds from issuance of common stock under employee equity plans	28,203	32,187	25,373
Employee payroll taxes paid for net settlement of restricted stock units	(74,651)	(93,910)	(57,383)
Principal payments of finance lease liabilities	(30,176)	(40,353)	(50,391)
Other	(4,198)	(5,087)	(4,350)
Net cash used in financing activities	(272,896)	(396,495)	(172,861)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7,822)	(9,935)	(1,212)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(44,783)	12,152	(178,623)
Cash, cash equivalents, and restricted cash, beginning of period (1)	429,040	416,888	595,511
Cash, cash equivalents, and restricted cash, end of period (1)	$384,257	$429,040	$416,888
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,683	$2,754	$4,690
Cash paid for income taxes, net of tax refunds	$8,450	$7,044	$2,009

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with GAAP and include the consolidated accounts of Box, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Certain prior period amounts reported in our consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect revenue, income (loss) from operations, or net income (loss).

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the fair value of acquired intangible assets, the useful lives of intangible assets and property and equipment, the expected benefit period for deferred commissions, the incremental borrowing rate we use to determine our lease liabilities, the valuation allowance of deferred income tax assets, and uncertain tax positions. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

We deferred sales commissions costs of $44.5 million, $55.0 million and $59.2 million during the years ended January 31, 2024, 2023 and 2022, respectively, and amortized $54.2 million, $53.5 million and $45.9 million of deferred commissions during the same periods respectively.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed deposit insurance coverage limits.

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of January 31, 2024 and 2023, no single customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue in the years ended January 31, 2024, 2023 and 2022.

We serve our customers and users from public cloud hosting operated by third parties. In order to reduce the risk of down time of our subscription services, we have established third-party cloud computing and hosting providers in various locations in the United States and abroad. We have internal procedures to restore services in the event of disaster with our cloud providers. Even with these procedures for disaster recovery in place, our cloud services could be significantly interrupted during the implementation of the procedures to restore services.

Geographic Locations

For the years ended January 31, 2024, 2023 and 2022, revenue attributable to customers in the United States was 66%, 67% and 68%, respectively. For the years ended January 31, 2024, 2023 and 2022 revenue attributable to customers in Japan was 21%, 19% and 18%, respectively.

As of January 31, 2024 and 2023, substantially all of our property and equipment was located in the United States.

Foreign Currency Translation and Transactions

The functional currency of our principal foreign subsidiary is the U.S. dollar; for the other foreign subsidiaries, the functional currency is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements of our foreign subsidiaries into U.S. dollars are recorded as part of a separate component of the consolidated statements of comprehensive income (loss). Foreign currency transaction gains and losses are included within interest and other expense, net, in the consolidated statements of operations for the period. Monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Translation adjustments were $10.3 million and $8.5 million as of January 31, 2024 and 2023, respectively. We incurred $3.0 million, $3.4 million and $3.7 million in foreign currency exchange losses during the years ended January 31, 2024, 2023 and 2022, respectively.

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

Short-Term Investments

Our short-term investments are primarily comprised of U.S. treasury securities, foreign government securities, and certificates of deposit. We determine the appropriate classification for our short-term investments at the time of purchase and reevaluate such designation at each balance sheet date. We have classified our short-term investments as available-for-sale securities as we may sell these securities at any time for use in operations or for other purposes. We record such securities at fair value in our consolidated balance sheet, with unrealized gains or losses reported as a component of accumulated other comprehensive loss. The amount of unrealized gains or losses reclassified into earnings is based on specific identification when the securities are sold. We periodically evaluate if any security has experienced credit-related declines in fair value, which are recorded against an allowance for credit losses with an offsetting entry to interest and other expense, net on the consolidated statement of operations.

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

Accounts Receivable and Related Allowance

Accounts receivable are recorded at the invoiced amounts and do not bear interest. We maintain an allowance for estimated credit losses inherent in our accounts receivable portfolio. We assess the collectability of the accounts by taking into consideration the aging of our trade receivables, historical experience, reasonable and supportable forecasts of future economic conditions, and management judgment. We write off trade receivables against the allowance when management determines a balance is uncollectible and no longer intends to actively pursue collection of the receivable.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the years ended January 31, 2024, 2023 and 2022 were $17.5 million, $14.7 million and $16.6 million, respectively.

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

Recently Adopted and Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impact of the new standard.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires greater disaggregation of tax information in rate reconciliation and income taxes paid by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of the new standard.

There were no other recently adopted or issued accounting pronouncements that had a material impact on our consolidated financial statements for the year ended January 31, 2024.

Note 3. Revenue

Deferred Revenue

Deferred revenue was $586.9 million and $566.6 million as of January 31, 2024 and 2023, respectively. During the years ended January 31, 2024 and 2023, we recognized $546.4 million and $521.3 million of revenue that was included in the deferred revenue balance as of January 31, 2023 and 2022, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of January 31, 2024, we had remaining performance obligations from contracts with customers of $1.3 billion. We expect to recognize revenue on 59% of these remaining performance obligations over the next 12 months, with the substantial majority of the remaining balance expected to be recognized within 24 months.

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

Financial assets subject to the fair value disclosure requirements are included in the table below. All of our financial assets are classified as Level 1. The estimated fair value of cash equivalents and short-term investments were as follows (in thousands):

	January 31,
	2024	2023
Cash equivalents:
Money market funds	$189,268	$181,513
U.S. treasury securities	—	16,906
Total cash equivalents	189,268	198,419
Short-term investments:
U.S. treasury securities	61,484	32,783
Non-U.S. government issued securities	5,464	—
Total short-term investments (1)	66,948	32,783
Total cash equivalents and short-term investments (1)	$256,216	$231,202

(1)
As of January 31, 2024, we had a certificate of deposit for a total of $30.0 million with an original maturity of more than three months and less than twelve months that is classified as a short-term investment in our consolidated balance sheet. This certificate of deposit is not included in the table above as it does not meet the definition of a security. We did not have any certificates of deposit as of January 31, 2023.

There were no material differences between the estimated fair value and amortized cost of our cash equivalents and short-term investments.

As of January 31, 2024, contractual maturities of our short-term investments were all within one year.

As of January 31, 2024, we do not consider any portion of the unrealized losses to be credit losses.

Fair Value Measurements of Other Financial Instruments

On June 30, 2023, we entered into an amended and restated credit agreement to amend and restate the November 2017 Facility. As of January 31, 2024 and 2023, we had total debt outstanding relating to the June 2023 Facility and the November 2017 Facility, respectively, with a carrying amount of $30.0 million. The estimated fair value of the June 2023 Facility, which we have classified as a Level 2 financial instrument, approximates its carrying value.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. The fair value of the Convertible Notes is determined using observable market prices. The fair value of the Convertible Notes, which we have classified as a Level 2 instrument, was $392.1 million and $462.9 million as of January 31, 2024 and 2023, respectively.

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	January 31,
	2024	2023
Data center equipment	$—	$353,519
Leasehold improvements	69,494	79,319
Computer-related equipment and software	22,031	21,436
Furniture and fixtures	16,632	15,301
Construction in progress	697	2,362
Total property and equipment	108,854	471,937
Less: accumulated depreciation	(77,501)	(401,965)
Total property and equipment, net	$31,353	$69,972

As of January 31, 2024, we have completed our migration to the public cloud from our collocated data centers. The remaining data center equipment assets have been reclassified as held for sale at their fair value, which is not material, and are included in other current assets on our consolidated balance sheet.

As of January 31, 2023, the gross carrying amount of property and equipment included $258.3 million of data center equipment acquired under finance leases and the accumulated depreciation of property and equipment acquired under these finance leases was $226.2 million.

Depreciation expense related to property and equipment was $37.0 million, $51.2 million and $63.9 million for the years ended January 31, 2024, 2023 and 2022, respectively.

Note 6. Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and data centers with lease periods expiring primarily between fiscal years 2025 and 2034. Certain of these arrangements have free or escalating rent payment provisions and optional renewal or termination clauses. Our operating leases typically include variable lease payments, which are primarily comprised of common area maintenance and utility charges for our offices and power and network connections for our data centers, that are determined based on actual consumption. Our operating lease agreements do not contain any residual value guarantees, covenants, or other restrictions.

We also have entered into various finance lease arrangements to obtain servers and related equipment for our data center operations. These agreements are primarily for four years and certain of these arrangements have optional renewal or termination clauses. The leases are secured by the underlying leased servers and related equipment. During fiscal year 2023, we modified our finance leases to reflect our intent to exercise the purchase options at the end of the term of each finance lease. As of January 31, 2024, there were no remaining material finance lease liabilities.

We sublease certain floors of our Redwood City and London offices. Our current subleases have total lease terms ranging from 30 to 96 months that will expire at various dates by fiscal year 2026.

The components of lease cost, which were included in operating expenses in our consolidated statements of operations, were as follows (in thousands):

	Year Ended January 31,
	2024	2023
Finance lease cost:
Amortization of finance lease right-of-use assets	$24,708	$40,526
Interest on finance lease liabilities	773	2,112
Operating lease cost, gross	49,365	49,965
Variable lease cost, gross	9,068	8,882
Sublease income	(6,692)	(9,035)
Total lease cost	$77,222	$92,450

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended January 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$57,006	$54,260
Operating cash flows for finance leases	859	1,962
Financing cash flows for finance leases	30,176	40,353
Right-of-use assets obtained in exchange of lease obligations
Operating leases	$5,477	$197
Finance leases	—	10,225

Supplemental information related to the remaining lease term and discount rate was as follows:

	January 31,
	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	4.79	4.47
Finance leases	*	0.78

Weighted-average discount rate
Operating leases	5.95%	5.26%
Finance leases	*	5.46%

* As of January 31, 2024, supplemental information is not meaningful as finance leases were not material.

As of January 31, 2024, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)
2025	$33,057
2026	29,541
2027	28,819
2028	25,173
2029	12,092
Thereafter	10,897
Total lease payments	139,579
Less: imputed interest	(18,602)
Present value of total lease liabilities	$120,977

(1)
Non-cancellable sublease proceeds for the years ending January 31, 2025 and 2026 of $5.0 million and $1.0 million, respectively, are not included in the table above.

As of January 31, 2024, maturities of our finance lease liabilities are not material.

As of January 31, 2024, we had two operating leases for our office spaces that have not yet commenced. These operating leases have aggregated undiscounted future payments of $24.1 million and lease terms ranging from one and a half to nine years. These operating leases are planned to commence during fiscal year 2025.

Note 7. Intangible Assets

Intangible assets are included in other long-term assets in the consolidated balance sheets. Intangible assets consisted of the following (in thousands):

	January 31,
	2024	2023
Internally developed software	$68,133	$44,812
Acquired developed technology	23,939	22,871
On-premises software	17,523	17,340
Total intangible assets	109,595	85,023
Less: accumulated amortization	(62,820)	(45,853)
Total intangible assets, net	$46,775	$39,170

Intangible assets are amortized on a straight-line basis over the useful life. Amortization expense for intangible assets was $16.6 million, $17.7 million, and $17.3 million for the years ending January 31, 2024, 2023, and 2022, respectively.

As of January 31, 2024, expected amortization expense for intangible assets was as follows (in thousands):

Years ending January 31:
2025	$12,884
2026	8,873
2027	1,450
Total	$23,207

As of January 31, 2024, we capitalized internally developed software of $23.6 million for numerous projects that were not yet ready for their intended use. The majority of these projects, which generally have a useful life of three years, are expected to commence amortization in fiscal year 2025.

Note 8. Commitments and Contingencies

Letters of Credit

As of January 31, 2024 and 2023, we had letters of credit in the aggregate amount of $11.4 million and $18.6 million, respectively, in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 9.

Purchase Obligations

Our purchase obligations relate primarily to public cloud hosting services and IT software and support services costs and have terms ranging from two to eight years. As of January 31, 2024, future minimum payments under non-cancellable contractual purchases, which were not recognized on our consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Years ending January 31:
2025	$40,271
2026	24,099
2027	283,568
2028	511
2029	355
Total	$348,804

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of January 31, 2024.

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

The Convertible Notes are convertible at the option of the holders of the Convertible Notes at any time prior to the close of business on the business day immediately preceding October 15, 2025, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on April 30, 2021 (and only during such fiscal quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the Convertible Notes on each such trading day; (3) if we call the Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.

On or after October 15, 2025, holders of the Convertible Notes may convert all or any portion of their Convertible Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Effective February 5, 2021, we have made an irrevocable election to settle the principal portion of the Convertible Notes only in cash. Accordingly, upon conversion, we will pay the principal portion in cash and we will pay or deliver, as the case may be, the conversion premium in cash, shares of common stock or a combination of cash and shares of common stock, at our election.

We may redeem for cash all or any portion of the Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid special interest to, but excluding the redemption date.

Upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes) prior to the maturity date, subject to certain conditions, holders of the Convertible Notes may require us to repurchase all or a portion of the Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.

As of January 31, 2024, the conditions allowing holders of the Convertible Notes to convert were not met.

The net carrying amount of the Convertible Notes consisted of the following (in thousands):

	January 31,
	2024	2023
Principal	$345,000	$345,000
Unamortized issuance costs	(3,750)	(5,649)
Net carrying amount	$341,250	$339,351

Issuance costs are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs is 0.56%. For the years ended January 31, 2024 and 2023, interest expense recognized related to the Convertible Notes was not material.

Capped Calls

In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions with certain counterparties. The Capped Calls each have a strike price of approximately $25.80 per share, subject to certain adjustments, which correspond to the initial conversion price of the Convertible Notes. The Capped Calls have initial cap prices of $35.58 per share, subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 13.4 million shares of our Class A common stock. The Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls are separate transactions, and not part of the terms of the Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ deficit and are not accounted for as derivatives. The cost of $27.8 million incurred in connection with the Capped Calls was recorded as a reduction to additional paid-in capital.

Line of Credit

On November 27, 2017, we entered into a secured credit agreement, which provided for a $65.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. On June 30, 2023, we entered into an amended and restated credit agreement to provide for a $150.0 million revolving loan facility and maintain the $45.0 million letter of credit sublimit. Pursuant to the terms of the June 2023 Facility, the maturity date of the revolving loan facility is the earlier of (i) June 30, 2028, (ii) October 16, 2025, except to the extent that both of the following conditions are satisfied as of such date: (x) the outstanding principal amount of the Convertible Notes as of such date is not greater than $100.0 million and (y) our liquidity (as determined in accordance with the June 2023 Facility) is greater than or equal to the outstanding principal amount of such Convertible Notes as of such date, and (iii) February 11, 2028, only in the event that any of our Series A Convertible Preferred Stock remains outstanding as of such date. In addition, the June 2023 Facility adopts SOFR as the interest rate benchmark rather than LIBOR implemented under the November 2017 Facility, with the revolving loans accruing interest at a rate per annum equal to, at our option, (a) an adjusted term SOFR rate (based on one, three, or six-month interest periods) plus a margin ranging from 1.35% to 1.85%, (b) a daily simple SOFR rate plus a margin ranging from 1.35% to 1.85%, or (c) a prime rate plus a margin of 0.35% to 0.85%. The June 2023 Facility provides for a commitment fee of 0.15% to 0.25% per annum, determined based upon our senior secured leverage ratio, on the average daily unused amount of the revolving committed amount, payable quarterly in arrears. Borrowings under the June 2023 Facility are collateralized by substantially all of our assets. The June 2023 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement. Additionally, the June 2023 Facility contains customary affirmative and negative covenants.

As of January 31, 2024, we had total debt outstanding with a net carrying amount of $29.6 million and we were in compliance with all financial covenants.

Derivative Instruments and Hedging

In association with our June 2023 Facility, we are required to make variable rate interest payments based on a contractually specified interest rate index (e.g., SOFR). The variable rate interest payments create interest rate risk as interest payments will fluctuate based on changes in the contractually specified interest rate index over the life of the loan. To minimize our risk exposure due to the volatility of the interest rate index, we entered into an interest rate swap agreement with Wells Fargo Bank, National Association, effective as of September 5, 2019. This agreement, which is designated as a cash flow hedge, has a maturity of five years. Under the Swap Agreement, we have hedged a portion of the variable interest payments by effectively fixing our interest payments over the term of the agreement. As of January 31, 2024, our interest rate swap had a notional value of $30.0 million.

Note 10. Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Common Stock

The holder of each share of Class A common stock is entitled to 1 vote per share. As of January 31, 2024 and 2023, we had authorized 1,000,000,000 shares of Class A common stock, par value of $0.0001 per share. 144,353,060 and 144,301,040 shares of Class A common stock were issued and outstanding as of January 31, 2024 and 2023, respectively.

Preferred Stock

As of January 31, 2024 and 2023, we had authorized 100,000,000 shares of undesignated preferred stock, par value of $0.0001 per share. 500,000 shares of Series A Convertible Preferred Stock were issued and outstanding as of January 31, 2024 and 2023.

Treasury Stock

As of January 31, 2024 and 2023, we held an aggregate of 3,107,809 shares of common stock as treasury stock.

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

We have applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and have therefore classified the Series A Preferred Stock as mezzanine equity. The Series A Preferred Stock was recorded outside of stockholders’ deficit because the shares may be redeemed at the option of the holders and that redemption option is not solely within our control. Upon issuance, we recorded the Series A Preferred Stock, net of issuance costs. We have elected to accrete the issuance costs through the date the shares can first be redeemed at the option of the holders, which is the seventh anniversary of the Closing Date using the effective interest rate method. During the years ended January 31, 2024 and 2023, accretion recognized was not material.

During the years ended January 31, 2024 and 2023, we had paid cash dividends to our Series A Preferred Stockholders in the amount of $15.0 million in both periods. As of January 31, 2024, we had accrued dividends of $1.3 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to our accumulated deficit.

Share Repurchase Plan

In July 2021, our Board of Directors authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions. We periodically enter into pre-set trading plans adopted in accordance with Rule 10b5-1 to effect repurchases under our share repurchase plan.

During the year ended January 31, 2024, we repurchased 6.6 million shares at a weighted average price of $27.01 per share for a total amount of $177.0 million.

During the year ended January 31, 2023, we repurchased 10.2 million shares at a weighted average price of $26.10 for a total amount of $266.7 million. As of January 31, 2024, $63.7 million remained authorized and available for additional repurchases.

On March 4, 2024, our Board of Directors authorized a $100 million expansion of the share repurchase plan, for an aggregate total authorized repurchase amount of $163.7 million. This expansion provides for share repurchases through March 4, 2025.

Note 11. Stock-Based Compensation

Employee Equity Plans

In January 2015, our Board of Directors adopted the 2015 Plan, which became effective prior to the completion of our initial public offering (IPO). Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our Board of Directors at the time of grant. Generally, our restricted stock units vest over four years and, (a) for employee new hire restricted stock unit grants, twenty-five percent vest one year from the vesting commencement date and continue to vest 1/16th per quarter thereafter; or (b) for employee refresh restricted stock unit grants, 1/16th per quarter vest from the vesting commencement date. As of January 31, 2024, 33,235,411 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of January 31, 2024, 4,036,633 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2022	5,726,893	$11.74	3.04	$82,481
Options granted	—	—
Options exercised	(2,703,830)	4.78
Options forfeited/cancelled	(650,000)	20.28
Balance as of January 31, 2023	2,373,063	17.32	3.81	34,820
Options granted	—	—
Options exercised	(89,520)	7.75
Options forfeited/cancelled	—	—
Balance as of January 31, 2024	2,283,543	$17.69	2.93	$18,975
Exercisable as of January 31, 2024	2,283,543	$17.69	2.93	$18,975

Shares Subject to Options Outstanding Weighted-Average Weighted-Remaining Average Exercise Contractual Life Aggregate Shares Price (Years) Intrinsic Value (in thousands) Balance as of January 31, 2019 Options granted Option exercised Options forfeited/cancelled Balance as of January 31, 2020 Options granted Option exercised Options forfeited/cancelled Balance as of January 31, 2021 Vested and expected to vest as of January 31, 2021 Exercisable as of January 31, 2021 9,096,961 $9.01 4.97 $ 108,731 577,082 19.89 (659,34) 9.05 (242,110) 17.63 8,772,585 $ 9.48 4.27 $ 60,221 31,666 12.48 (1,994,667) 5.14 (192,547) 10.73 6,617,037 $ 10.773.77 $ 48,098 6,554,892 $ 10.68 3.74 $ 48,092 5,348,780 $ 8.59 2.87 $ 47,974

The aggregate intrinsic value of options vested and expected to vest and exercisable as of January 31, 2024 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the years ended January 31, 2024, 2023 and 2022 was $1.6 million, $60.0 million and $17.9 million, respectively. The aggregate estimated fair value of stock options granted to employees that vested during the years ended January 31, 2024, 2023 and 2022 was not material. There were no options granted to employees during the years ended January 31, 2024, 2023 and 2022.

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2022	14,840,913	$21.35
Granted	9,766,906	28.09
Vested	(7,890,038)	22.70
Forfeited/cancelled	(2,052,028)	22.95
Unvested balance - January 31, 2023	14,665,753	24.89
Granted	8,966,588	26.34
Vested	(8,069,193)	24.09
Forfeited/cancelled	(1,483,553)	25.84
Unvested balance - January 31, 2024	14,079,595	$26.17

er of Weighted- Restricted Average Stock Units Grant Date Outstanding Fair Value Unvested balance - January 31, 2019 18,098,707 $ 19.35 Granted 12,436,586 18.81 Vested, net of shares withheld for employee payroll taxes (4,166,907) 19.92 Forfeited/cancelled (4,560,279) 19.77 Unvested balance - January 31, 2020 21,808,107 $ 18.85 Granted 10,702,574 15.82 Vested, net of shares withheld for employee payroll taxes (5,100,239) 18.28 Forfeited/cancelled (13,079,764) 17.87 Unvested balance - January 31, 2021 14,330,678 $ 17.68

As of January 31, 2024, there was $342.5 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.5 years.

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

During the years ended January 31, 2024 and 2023, we recognized stock-based compensation expense related to the executive bonus plans in the amount of $6.2 million and $14.9 million, respectively. The unrecognized compensation expense related to the ungranted and unvested executive bonus plan for fiscal year 2024 is $1.0 million, based on the expected performance against the pre-established corporate financial objectives as of January 31, 2024, which is expected to be recognized during the first quarter of fiscal year 2025.

2015 ESPP

As of January 31, 2024, there was $13.9 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over a weighted-average period of 1.35 years.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended January 31,
	2024	2023	2022
Cost of revenue	$19,111	$17,816	$20,093
Research and development	70,240	68,900	68,063
Sales and marketing	65,886	58,448	52,547
General and administrative	43,546	40,468	38,271
Total stock-based compensation	$198,783	$185,632	$178,974

Year Ended January 31, 2021 2020 2019 Cost of revenue $ 18,936 $ 16,769 $ 14,065 Research and development 61,145 62,565 45,189 Sales and marketing 42,015 38,030 36,864 General and administrative 32,196 28,624 23,178 Total stock-based compensation $ 154,292 $ 145,988 $ 119,296

Determination of Fair Value

We estimated the fair value of 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2024			2023			2022
Employee Stock Purchase Plan
Expected term (in years)	0.5	–	2.0	0.5	–	2.0	0.5	–	2.0
Risk-free interest rate	4.1%	–	5.5%	0.9%	–	4.0%	0.1%	–	0.2%
Volatility	27%	–	40%	33%	–	44%	36%	–	52%
Dividend yield			0%			0%			0%

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

Note 12. Net Income (Loss) per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended January 31,
	2024	2023	2022
Numerator:
Net income (loss)	$129,032	$26,783	$(41,459)
Accretion and dividend on series A convertible preferred stock	(17,105)	(17,110)	(12,419)
Undistributed earnings attributable to preferred stockholders	(12,780)	(1,106)	—
Net income (loss) attributable to common stockholders, basic and diluted	99,147	8,567	(53,878)

Denominator:
Weighted-average number of shares used to compute net income (loss) per share attributable to common stockholders, basic	144,203	143,592	155,598
Weighted-average number of shares used to compute net income (loss) per share attributable to common stockholders, diluted	148,586	150,192	155,598

Net income (loss) per share attributable to common stockholders, basic	$0.69	$0.06	$(0.35)
Net income (loss) per share attributable to common stockholders, diluted	$0.67	$0.06	$(0.35)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended January 31,
	2024	2023	2022
Options to purchase common stock	7	—	5,189
Restricted stock units	57	87	16,173
Employee stock purchase plan	664	831	1,281
Shares related to convertible preferred stock	18,587	18,540	13,561
Shares related to the convertible senior notes	—	—	147
Total	19,315	19,458	36,351

Note 13. Income Taxes

The components of income (loss) before (benefit from) provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
United States	$14,174	$(7,103)	$(51,497)
Foreign	48,412	41,510	14,033
Total	$62,586	$34,407	$(37,464)

The components of (benefit from) provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	1,887	1,431	245
Foreign	6,959	4,546	5,660
Total	$8,846	$5,977	$5,905
Deferred:
Federal	$(91)	$58	$124
State	59	65	—
Foreign	(75,260)	1,524	(2,034)
Total	$(75,292)	$1,647	$(1,910)
(Benefit from) provision for income taxes	$(66,446)	$7,624	$3,995

The following is a reconciliation of the difference between the effective income tax rate and the federal statutory rate of 21% (in thousands):

	Year Ended January 31,
	2024	2023	2022
Tax at statutory federal rate	$13,139	$7,225	$(7,867)
State taxes, net of federal benefit	3,792	(1,794)	(2,766)
U.S. tax on foreign earnings	14,569	14,357	595
Foreign rate difference	819	(53)	618
Nondeductible expenses	701	893	361
Research and development credit	(7,916)	(6,870)	(5,842)
Change in reserve for unrecognized tax benefits	7,916	6,870	5,842
Stock-based compensation	3,555	(7,069)	(691)
Intra-group transfer of intellectual property	(205)	—	1,067
Change in valuation allowance, including the effect of tax rate change	(102,573)	(5,995)	31,613
Effect of tax rate change on deferred tax assets	—	—	(19,284)
Other	(243)	60	349
Total (benefit from) provision for income taxes	$(66,446)	$7,624	$3,995

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2024	2023
Deferred tax assets:
Net operating loss carryover	$194,008	$237,044
Accruals and reserves	5,900	4,597
Stock-based compensation	9,426	10,971
Capitalized research and development	76,361	52,476
Depreciation and amortization	11,428	15,015
Operating lease liabilities	28,050	40,361
Tax credit carryover	4,325	4,325
Other	1,467	1,320
Total deferred tax assets	330,965	366,109
Valuation allowance	(230,686)	(331,934)
Total deferred tax assets, net of valuation allowance	100,279	34,175
Deferred tax liabilities:
Operating lease right-of-use assets, net	(21,291)	(31,432)
Deferred commissions	(2,836)	(2,436)
Goodwill with indefinite life amortization	(1,505)	(1,166)
Total deferred tax liabilities	(25,632)	(35,034)
Net deferred tax assets (liabilities)	$74,647	$(859)

We assess the realizability of deferred tax assets by considering whether it is more likely than not that some portion or all the deferred tax assets will not be realized. As a result, we continue to maintain a valuation allowance against our net U.S. deferred tax assets to the extent they are not offset by liabilities from uncertain tax positions based on our history of losses.

In the fourth quarter of fiscal year 2024, we concluded that it is more likely than not that our UK deferred tax assets are realizable. We released $79.1 million of our valuation allowance associated with the UK deferred tax assets. These UK deferred tax assets were created primarily as a result of net operating loss carryforwards from the UK subsidiary's historical business operations. A significant improvement in our profitability over the last three years coupled with anticipated future earnings provided positive evidence to support the conclusion that sufficient taxable income will be generated in the future and a valuation allowance is no longer necessary.

During the years ended January 31, 2024 and 2023, the valuation allowance decreased by $101.2 million and $6.1 million, respectively.

Provisions enacted in the 2017 Tax Cuts and Jobs Act related to the capitalization for tax purposes of research and experimental (R&E) expenditures became effective for tax years beginning after December 31, 2021. Beginning in the year ended January 31, 2023, we began capitalizing and amortizing R&E expenditures over five years for domestic research and 15 years for international research rather than expensing these cost as incurred. As a result, we recorded a net deferred tax asset of $68.0 million and $37.0 million, respectively, related to the capitalization requirement during the years ended January 31, 2024 and 2023.

As of January 31, 2024, we had federal, state and foreign net operating loss carryforwards of $400.9 million, $520.7 million and $298.1 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards generated prior to fiscal year 2019 will expire at various dates beginning in 2036, if not utilized. We have federal net operating loss carryforwards of $125.3 million, which can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2025, if not utilized. The foreign net operating loss carryforwards do not expire. In addition, as of January 31, 2024, we had federal and state research and development tax credit carryforwards of $61.5 million and $60.2 million, respectively. The federal research and development tax credit carryforwards will expire beginning in 2025, if not utilized. The state research and development tax credit carryforwards do not expire.

Utilization of the federal and state net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. We completed a Section 382 ownership change analysis through fiscal year 2024 tax periods, which concluded that our net operating losses are not permanently limited. Subsequent ownership changes may further affect the limitation in future years but we do not expect that the annual limitations will significantly impact our ability to utilize net operating loss or tax credit carryforward.

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

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Unrecognized tax benefits—beginning of period	$103,636	$90,678	$77,427
Reductions for tax positions related to prior year	—	—	40
Additions for tax positions related to prior year	1,733	209	—
Additions for tax positions related to current year	13,612	12,749	13,211
Unrecognized tax benefits—end of period	$118,981	$103,636	$90,678

The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of January 31, 2024, 2023 and 2022. We do not expect our gross unrecognized tax benefits to change significantly over the next 12 months.

Our policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of our income tax provision. Interest and penalties were not significant during the years ended January 31, 2024, 2023 and 2022.

We file tax returns in the U.S. for federal, California, and other states. All tax years remain open to examination for both federal and state purposes as a result of our net operating loss and credit carryforwards. We file tax returns in the UK and other foreign jurisdictions in which we operate. Tax years 2020 onwards remain open to examination for the UK. Certain tax years remain open to examination under the statute of limitations of the respective countries in which our other foreign subsidiaries are located.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2024. The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

During the three months ended January 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 annual meeting of stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our year ended January 31, 2024, and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit		Incorporated by References
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Box, Inc., as amended.	10-K	001-36805	3.1	March 13, 2023

3.2	Amended and Restated Bylaws of Box, Inc., effective February 13, 2024.	8-K	001-36805	3.1	February 16, 2024

3.3	Certificate of Retirement of Class B Common Stock of Box, Inc., dated June 16, 2018.	8-K	001-36805	3.1	June 15, 2018

3.4	Certificate of Designations Designating the Series A Convertible Preferred Stock.	8-K	001-36805	3.1	May 18, 2021

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194767	4.1	July 7, 2014

4.2	Description of Capital Stock.	10-K	001-36805	4.2	March 16, 2022

4.3	Indenture, dated as of January 14, 2021, between Box, Inc. U.S. National Bank Association, as trustee.	8-K	001-36805	4.1	January 15, 2021

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194767	10.1	July 7, 2014

10.2*	Box, Inc. Amended 2015 Equity Incentive Plan and related form agreements.	10-Q	001-36805	10.3	December 3, 2021

10.3*	Box, Inc. Amended and Restated 2015 Employee Stock Purchase Plan and related form agreements.	10-Q	001-36805	10.1	December 3, 2021

10.4*	Box, Inc. Amended 2015 Equity Incentive Plan Form of Global Restricted Stock Unit Agreement.	S-8	333-254219	99.3	March 12, 2021

10.5*	Box, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.4	January 9, 2015

10.6*	Box, Inc. Executive Incentive Plan.	S-1/A	333-194767	10.6	July 7, 2014

10.7*	Box, Inc. Outside Director Compensation Policy, amended and restated on March 22, 2023.	10-Q	001-36805	10.1	May 31, 2023

10.8*	Form of Change in Control and Severance Agreement between the Registrant and each of Aaron Levie and Dylan Smith.	S-1/A	333-194767	10.7	December 10, 2014

10.9*	Offer Letter and Change in Control and Severance Agreement between the Registrant and Olivia Nottebohm.	8-K	001-36805	10.1	November 3, 2023

10.10	Office Lease between the Registrant and Redwood City Partners, LLC, dated as of September 15, 2014.	S-1/A	333-194767	10.18	January 9, 2015

10.11	First Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of March 17, 2015.	10-Q	001-36805	10.4	June 4, 2020

10.12	Second Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of October 22, 2015.	10-Q	001-36805	10.5	June 4, 2020

10.13	Third Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of September 21, 2017.	10-Q	001-36805	10.6	June 4, 2020

10.14	Fourth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of November 6, 2018.	10-Q	001-36805	10.7	June 4, 2020

10.15	Fifth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of April 30, 2019.	10-Q	001-36805	10.8	June 4, 2020

10.16	Sixth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of November 21, 2023.

10.17	Amended and Restated Credit Agreement, dated as of June 30, 2023, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	July 3, 2023

10.18‡	Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of August 10, 2017.	10-Q	001-36805	10.1	June 6, 2019

10.19‡	Amendment No. 1 to the Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of July 31, 2018.	10-Q	001-36805	10.2	June 6, 2019

10.20‡	Amendment No. 2 to the Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of March 15, 2019.	10-Q	001-36805	10.3	June 6, 2019

10.21	Form of Capped Call Transaction Confirmation.	8-K	001-36805	10.2	January 15, 2021

10.22	Investment Agreement, dated April 7, 2021, by and among Box, Inc. and Powell Investors III L.P., KKR-Milton Credit Holdings L.P., KKR-NYC Credit C L.P., Tailored Opportunistic Credit Fund, CPS Holdings (US) L.P. and CPS Holdings (US) L.P.	8-K	001-36805	10.1	April 8, 2021

10.22

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

10.23

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

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 11, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Aaron Levie	Chief Executive Officer (Principal Executive Officer)	March 11, 2024
Aaron Levie

/s/ Dylan Smith	Chief Financial Officer (Principal Financial Officer)	March 11, 2024
Dylan Smith

/s/ Eli Berkovitch	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 11, 2024
Eli Berkovitch

/s/ Sue Barsamian	Director	March 11, 2024
Sue Barsamian

/s/ Dana Evan	Director	March 11, 2024
Dana Evan

/s/ Jack Lazar	Director	March 11, 2024
Jack Lazar

/s/ Dan Levin	Director	March 11, 2024
Dan Levin

/s/ Bethany Mayer	Director	March 11, 2024
Bethany Mayer

/s/ John Park	Director	March 11, 2024
John Park

/s/ Amit Walia	Director	March 11, 2024
Amit Walia