Form 10-Q
period 2024-04-30
BOX INC
filed 2024-05-30
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As of April 30, 2024 the number of shares of the registrant’s Class A common stock outstanding was 145,588,172.

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
•
use of financial measures not calculated in accordance with accounting principles generally accepted in the United States;
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

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (SEC) as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	April 30,	January 31,
	2024	2024

ASSETS
Current assets:
Cash and cash equivalents	$449,507	$383,742
Short-term investments	116,616	96,948
Accounts receivable, net	143,053	281,487
Deferred commissions	43,922	45,817
Other current assets	35,575	34,186
Total current assets	788,673	842,180
Operating lease right-of-use assets, net	92,762	99,354
Goodwill	76,416	76,750
Deferred commissions, non-current	59,426	63,541
Deferred tax assets	72,161	75,665
Other long-term assets	86,659	83,673
Total assets	$1,176,097	$1,241,163
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$51,316	$52,737
Accrued compensation and benefits	21,590	36,872
Operating lease liabilities	25,529	26,812
Deferred revenue	493,003	562,859
Total current liabilities	591,438	679,280
Debt, net, non-current	371,323	370,822
Operating lease liabilities, non-current	88,318	94,165
Other long-term liabilities	30,307	35,863
Total liabilities	1,081,386	1,180,130
Commitments and contingencies (Note 5)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares authorized, issued and outstanding as of April 30 and January 31, 2024	492,585	492,095
Stockholders’ deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 145,588 shares and 144,353 shares issued and outstanding as of April 30 and January 31, 2024, respectively	15	14
Additional paid-in capital	803,449	785,374
Accumulated other comprehensive loss	(11,796)	(9,686)
Accumulated deficit	(1,189,542)	(1,206,764)
Total stockholders’ deficit	(397,874)	(431,062)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,176,097	$1,241,163

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 30,
	2024	2023
Revenue	$264,658	$251,898
Cost of revenue	58,252	61,651
Gross profit	206,406	190,247
Operating expenses:
Research and development	62,673	62,518
Sales and marketing	92,673	86,210
General and administrative	33,053	33,184
Total operating expenses	188,399	181,912
Income from operations	18,007	8,335
Interest and other income, net	3,858	2,318
Income before provision for income taxes	21,865	10,653
Provision for income taxes	4,643	2,303
Net income	$17,222	$8,350
Accretion and dividend on series A convertible preferred stock	(4,240)	(4,224)
Undistributed earnings attributable to preferred stockholders	(1,469)	(470)
Net income attributable to common stockholders	$11,513	$3,656
Net income per share attributable to common stockholders
Basic	$0.08	$0.03
Diluted	$0.08	$0.02
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	145,299	144,739
Diluted	148,757	150,436

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2024	2023
Net income	$17,222	$8,350
Other comprehensive (loss) income:
Net foreign currency translation (loss) gain	(1,762)	211
Other	(348)	(165)
Other comprehensive (loss) income:	(2,110)	46
Comprehensive income	$15,112	$8,396

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Three Months Ended April 30, 2024
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2024	500	$492,095	144,353	$14	$785,374	$(9,686)	$(1,206,764)	$(431,062)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	2,608	1	3,921	—	—	3,922
Stock-based compensation related to stock awards	—	—	—	—	55,634	—	—	55,634
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	490	—	—	(4,240)	—	—	(4,240)
Repurchases of common stock	—	—	(1,373)	—	(37,240)	—	—	(37,240)
Other comprehensive loss	—	—	—	—	—	(2,110)	—	(2,110)
Net income	—	—	—	—	—	—	17,222	17,222
Balance as of April 30, 2024	500	$492,585	145,588	$15	$803,449	$(11,796)	$(1,189,542)	$(397,874)

	Three Months Ended April 30, 2023
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2023	500	$489,990	144,301	$14	$818,996	$(7,065)	$(1,335,796)	$(523,851)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	2,186	—	(4,419)	—	—	(4,419)
Stock-based compensation related to stock awards	—	—	—	—	55,908	—	—	55,908
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	474	—	—	(4,224)	—	—	(4,224)
Repurchases of common stock	—	—	(1,659)	—	(43,895)	—	—	(43,895)
Other comprehensive income	—	—	—	—	—	46	—	46
Net income	—	—	—	—	—	—	8,350	8,350
Balance as of April 30, 2023	500	$490,464	144,828	$14	$822,366	$(7,019)	$(1,327,446)	$(512,085)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,222	$8,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,688	12,906
Stock-based compensation expense	51,162	47,277
Amortization of deferred commissions	13,360	13,748
Other	817	320
Changes in operating assets and liabilities:
Accounts receivable, net	135,565	129,805
Deferred commissions	(7,850)	(8,113)
Operating lease right-of-use assets, net	8,536	11,086
Other assets	(1,666)	(1,939)
Accounts payable, accrued expenses and other liabilities	(16,186)	(20,744)
Operating lease liabilities	(8,937)	(13,065)
Deferred revenue	(65,507)	(54,701)
Net cash provided by operating activities	131,204	124,930
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(47,489)	(35,438)
Maturities of short-term investments	24,896	33,000
Sales of short-term investments	3,567	—
Purchases of property and equipment	(1,276)	(2,952)
Proceeds from sales of property and equipment	2,696	631
Capitalized internal-use software costs	(5,564)	(3,833)
Other	—	(190)
Net cash used in investing activities	(23,170)	(8,782)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(32,134)	(42,371)
Payments of dividends to preferred stockholders	(3,750)	(3,693)
Proceeds from exercise of stock options	9,637	760
Proceeds from issuances of common stock under employee stock purchase plan	15,677	16,045
Employee payroll taxes paid for net settlement of stock awards	(21,309)	(20,576)
Principal payments of finance lease liabilities	(2,141)	(9,881)
Other	(1,675)	(1,205)
Net cash used in financing activities	(35,695)	(60,921)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,211)	(2,051)
Net increase in cash, cash equivalents, and restricted cash	66,128	53,176
Cash, cash equivalents, and restricted cash, beginning of period(1)	384,257	429,040
Cash, cash equivalents, and restricted cash, end of period(1)	$450,385	$482,216

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Box and its wholly owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements.

In the opinion of our management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of our balance sheets, statements of operations, statements of comprehensive income, statements of convertible preferred stock and stockholders' deficit, and the statements of cash flows for the interim periods, but are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending January 31, 2025. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2024, which was filed with the SEC on March 11, 2024.

Certain prior period amounts reported in our condensed consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not affect revenue, income from operations, or net income.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the fair value of acquired intangible assets, the useful lives of intangible assets, the incremental borrowing rate we use to determine our lease liabilities, the valuation allowance of deferred income tax assets, and uncertain tax positions. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed deposit insurance coverage limits.

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of April 30, 2024 and January 31, 2024, no single customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of our revenue for the three months ended April 30, 2024 and 2023.

We serve our customers and users from public cloud hosting operated by third parties. In order to reduce the risk of down time of our subscription services, we have established relationships with third-party cloud computing and hosting providers in various locations in the United States and abroad. We have internal procedures to restore services in the event of disaster with our cloud providers. Even with these procedures for disaster recovery in place, our cloud services could be significantly interrupted during the implementation of the procedures to restore services.

Geographic Locations

For the three months ended April 30, 2024 and 2023, revenue attributable to customers in the United States was 64% and 66%, respectively. For the three months ended April 30, 2024 and 2023, revenue attributable to customers in Japan was 22% and 21%, respectively.

As of April 30, 2024 and January 31, 2024, substantially all of our property and equipment was located in the United States.

Summary of Significant Accounting Policies

Derivative Instruments and Hedging

We measure derivative instruments at fair value and recognize them as either assets or liabilities on our condensed consolidated balance sheets. We record changes in fair value of derivative instruments designated as cash flow hedges in other comprehensive (loss) income. When the hedged transaction affects earnings, we subsequently reclassify the net derivative gain or loss within other comprehensive (loss) income into the same line as the hedged item on the condensed consolidated statements of operations to offset the changes in the hedged transaction. Derivatives not designated as hedging instruments are adjusted to fair value through interest and other income, net, on our condensed consolidated statements of operations in the period during which changes in fair value occur.

There have been no other material changes to our significant accounting policies and estimates during the three months ended April 30, 2024 from those disclosed in our Form 10-K for the year ended January 31, 2024. Additionally, we have a single reporting segment and all required segment information can be found in the condensed consolidated financial statements.

Recently Adopted and Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impact of the new standard.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires greater disaggregation of tax information in rate reconciliation and income taxes paid by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this accounting standard update on our income tax disclosures.

Note 2. Revenue

Deferred Revenue

Deferred revenue was $513.6 million and $586.9 million as of April 30, 2024 and January 31, 2024, respectively. During the three months ended April 30, 2024 and 2023, we recognized $226.1 million and $211.0 million of revenue that was included in the deferred revenue balance as of January 31, 2024 and 2023, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of April 30, 2024, we had remaining performance obligations from contracts with customers of $1.2 billion. We expect to recognize revenue on 59% of these remaining performance obligations over the next 12 months, with the substantial majority of the remaining balance expected to be recognized within 24 months.

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

Financial assets subject to the fair value disclosure requirements are included in the table below. All of our financial assets are classified as Level 1. The estimated fair value of cash equivalents and short-term investments were as follows (in thousands):

	April 30,	January 31,
	2024	2024
Cash equivalents:
Money market funds	$74,265	$189,268
U.S. treasury securities	—	—
Total cash equivalents	74,265	189,268
Short-term investments:
U.S. treasury securities	86,616	61,484
Non-U.S. government issued securities	—	5,464
Total short-term investments (1)	86,616	66,948
Total cash equivalents and short-term investments (1)	$160,881	$256,216

(1) As of April 30, 2024 and January 31, 2024, we had a certificate of deposit for a total of $30.0 million with an original maturity of more than three months and less than twelve months that is classified as a short-term investment in our condensed consolidated balance sheet. This certificate of deposit is not included in the table above as it does not meet the definition of a security.

There were no material differences between the estimated fair value and amortized cost of our cash equivalents and short-term investments.

As of April 30, 2024, remaining contractual maturities of our short-term investments were all within one year.

As of April 30, 2024, we do not consider any portion of the unrealized losses to be credit losses.

Fair Value Measurements of Other Financial Instruments

In June 2023, we entered into an amended and restated secured credit agreement (the "June 2023 Facility") to provide for a $150.0 million revolving loan facility. As of April 30, 2024 and January 31, 2024, we had total debt outstanding relating to the June 2023 Facility with a gross carrying amount of $30.0 million. The estimated fair value of the June 2023 Facility, which we have classified as a Level 2 financial instrument, approximates its carrying value.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026 (the "Convertible Notes"). The fair value of the Convertible Notes is determined using observable market prices. The fair value of the Convertible Notes, which we have classified as a Level 2 instrument, was $398.1 million and $392.1 million as of April 30, 2024 and January 31, 2024, respectively.

During the three months ended April 30, 2024, we entered into foreign currency forward contracts to hedge monetary assets and liabilities denominated in non-functional currencies. These foreign currency forward contracts are recorded at fair value and have maturities of 12 months or less. As of April 30, 2024, we had foreign currency forward contracts not designated as hedging instruments with a total notional value of $73.3 million. Our foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The gross fair value of these foreign currency forward contracts was not material as of April 30, 2024. The gains recognized for these foreign currency forward contracts were not material for the three months ended April 30, 2024. As of January 31, 2024, we did not have foreign currency forward contracts.

Note 4. Leases

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

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended
	April 30,
	2024	2023
Finance lease cost:
Amortization of finance lease right-of-use assets	$374	$6,528
Interest on finance lease liabilities	12	356
Operating lease cost, gross	10,186	13,175
Variable lease cost, gross	2,010	2,311
Sublease income	(1,419)	(1,667)
Total lease cost	$11,163	$20,703

As of April 30, 2024, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)
Remainder of 2025	$23,884
2026	30,222
2027	28,672
2028	25,135
2029	12,071
Thereafter	10,807
Total lease payments	130,791
Less: imputed interest	(16,944)
Present value of total lease liabilities	$113,847

(1) Non-cancellable sublease proceeds for the years ending January 31, 2025 and 2026 of $3.7 million and $1.0 million, respectively, are not included in the table above.

As of April 30, 2024, we had one operating lease for an office space that has not yet commenced. This operating lease has aggregated undiscounted future payments of $19.8 million and a lease term of nine years. This operating lease is planned to commence during fiscal year 2025.

Note 5. Commitments and Contingencies

Letters of Credit

As of April 30, 2024 and January 31, 2024, we had letters of credit in the aggregate amount of $11.4 million in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 6.

Purchase Obligations

Our purchase obligations relate primarily to public cloud hosting services and IT software and support services costs and have terms ranging from two to eight years. As of April 30, 2024, future minimum payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Years ending January 31:
Remainder of 2025	$11,547
2026	20,408
2027	283,279
2028	511
2029	355
Total	$316,100

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2024.

Note 6. Debt

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

There have been no changes to the conversion or redemption terms of the Convertible Notes during the three months ended April 30, 2024 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2024.

As of April 30, 2024, the conditions allowing holders of the Convertible Notes to convert were not met.

The net carrying amount of the Convertible Notes consisted of the following (in thousands):

	April 30,	January 31,
	2024	2024
Principal	$345,000	$345,000
Unamortized issuance costs	(3,273)	(3,750)
Net carrying amount	$341,727	$341,250

Issuance costs are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs is 0.56%. For the three months ended April 30, 2024 and 2023, interest expense recognized related to the Convertible Notes was not material.

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

Line of Credit

On June 30, 2023, we entered into an amended and restated secured credit agreement to provide for a $150.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. Pursuant to the terms of the June 2023 Facility, the maturity date of the revolving loan facility is the earlier of (i) June 30, 2028, (ii) October 16, 2025, except to the extent that both of the following conditions are satisfied as of such date: (x) the outstanding principal amount of the Convertible Notes as of such date is not greater than $100.0 million and (y) our liquidity (as determined in accordance with the June 2023 Facility) is greater than or equal to the outstanding principal amount of such Convertible Notes as of such date, and (iii) February 11, 2028, only in the event that any of our Series A Convertible Preferred Stock remains outstanding as of such date. In addition, the June 2023 Facility adopts the Secured Overnight Financing Rate (SOFR) as the interest rate benchmark, with the revolving loans accruing interest at a rate per annum equal to, at our option, (a) an adjusted term SOFR rate (based on one, three, or six-month interest periods) plus a margin ranging from 1.35% to 1.85%, (b) a daily simple SOFR rate plus a margin ranging from 1.35% to 1.85%, or (c) a prime rate plus a margin of 0.35% to 0.85%. The borrowings under the June 2023 Facility are collateralized by substantially all of our assets. The June 2023 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement. Additionally, the June 2023 Facility contains customary affirmative and negative covenants.

As of April 30, 2024, we had total debt outstanding with a net carrying amount of $29.6 million and we were in compliance with all financial covenants.

Note 7. Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Series A Convertible Preferred Stock

On April 7, 2021, we entered into an investment agreement with a group of investors led by KKR & Co. Inc. (collectively "KKR") relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $500 million, or $1,000 per share.

There have been no changes to the terms and conditions of the Series A Preferred Stock for the three months ended April 30, 2024 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2024.

During the three months ended April 30, 2024, we paid cash dividends to our Series A Preferred Stockholders in the amount of $3.8 million and as of April 30, 2024, we had accrued dividends of $1.2 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position.

Share Repurchase Plan

Our Board of Directors has authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions and on March 4, 2024, our Board of Directors authorized the repurchase of an additional $100 million shares of our Class A common stock. We periodically enter into pre-set trading plans adopted in accordance with Rule 10b5-1 to effect repurchases under our share repurchase plan.

During the three months ended April 30, 2024, we repurchased 1.4 million shares at a weighted average price of $27.10 per share for a total amount of $37.2 million. As of April 30, 2024, $126.4 million remained available for additional repurchases.

Note 8. Stock-Based Compensation

Employee Equity Plans

We currently have two employee equity plans that have been adopted by our Board of Directors. These plans, the 2015 Equity Incentive Plan (the "2015 Plan") and the 2015 Employee Stock Purchase Plan (the "2015 ESPP"), are described in more detail in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2024. As of April 30, 2024, 27,494,360 shares and 3,298,894 shares were reserved for future issuance under the 2015 Plan and the 2015 ESPP, respectively.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2024	2,283,543	$17.69	2.93	$18,975
Options exercised	(619,635)	18.43
Balance as of April 30, 2024	1,663,908	$17.42	3.08	$14,363
Exercisable as of April 30, 2024	1,663,908	$17.42	3.08	$14,363

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2024	14,079,595	$26.17
Granted	6,888,818	27.84
Vested	(2,059,537)	25.33
Forfeited/cancelled	(345,119)	26.67
Unvested balance - April 30, 2024	18,563,757	$26.87

As of April 30, 2024, there was $468.8 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.85 years.

Performance-Based Restricted Stock Units

We use performance-based incentives for certain employees, including our named executive officers, to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals. Based on a review of our actual achievement of the pre-established corporate financial objectives and additional inputs from our Compensation Committee, the executive bonus plan for fiscal year 2024 was determined, settled and paid out in the first quarter of fiscal year 2025 in the form of cash and fully vested restricted stock units. During the first quarter of fiscal year 2025, our Compensation Committee also adopted and approved the performance criteria and targets for the executive bonus plan for fiscal year 2025, which is expected to be paid out in the form of cash and fully vested restricted stock units in the first quarter of fiscal year 2026.

During the three months ended April 30, 2024, we recognized stock-based compensation expense related to executive bonus plans in the amount of $4.0 million. The unrecognized compensation expense related to the ungranted and unvested executive bonus plan for fiscal year 2025 is $11.5 million, based on the expected performance against the pre-established corporate financial objectives as of April 30, 2024, which is expected to be recognized over a remaining weighted-average period of less than one year.

2015 ESPP

As of April 30, 2024, there was $12.4 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over a weighted-average period of 1.28 years.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 30,
	2024	2023
Cost of revenue	$4,621	$4,485
Research and development	17,819	17,002
Sales and marketing	17,783	15,318
General and administrative	10,939	10,472
Total stock-based compensation	$51,162	$47,277

Note 9. Net Income per Share Attributable to Common Stockholders

Basic net income per share is computed by dividing net income by the weighted-average number of common stocks outstanding for the period. Diluted net income per share is computed by giving effect to all potential weighted-average dilutive common stock, including stock options, restricted stock units, ESPP, and convertible senior notes.

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended April 30,
	2024	2023
Numerator:
Net income	$17,222	$8,350
Accretion and dividend on series A convertible preferred stock	(4,240)	(4,224)
Undistributed earnings attributable to preferred stockholders	(1,469)	(470)
Net income attributable to common stockholders, basic and diluted	$11,513	$3,656

Denominator:
Weighted-average number of shares used to compute net income per share attributable to common stockholders, basic	145,299	144,739
Dilutive effect of awards issued under employee equity plans	2,694	4,247
Dilutive effect of shares related to the convertible senior notes	764	1,450
Weighted-average number of shares used to compute net income per share attributable to common stockholders, diluted	148,757	150,436

Net income per share attributable to common stockholders, basic	$0.08	$0.03
Net income per share attributable to common stockholders, diluted	$0.08	$0.02

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended April 30,
	2024	2023
Options to purchase common stock	26	7
Restricted stock units	4,511	670
Employee stock purchase plan	870	1,417
Shares related to convertible preferred stock	18,540	18,586
Total	23,947	20,680

Note 10. Income Taxes

The provision for income taxes was $4.6 million and $2.3 million for the three months ended April 30, 2024 and 2023, respectively. Our income taxes for the three months ended April 30, 2024 and 2023 were primarily due to state income taxes and foreign income taxes.

For the three months ended April 30, 2024, the difference between the U.S. statutory rate and our effective tax rate was primarily due to the valuation allowance on our U.S. deferred tax assets, state income taxes, driven by the capitalization of research and development expenditures, and differing foreign tax rates.

For the three months ended April 30, 2023, the difference between the U.S. statutory rate and our effective tax rate was primarily due to the valuation allowance on our U.S. and U.K. deferred tax assets, state income taxes, driven by the capitalization of research and development expenditures, and differing foreign tax rates.

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

We file tax returns in the U.S. for federal, California, and other states. All tax years remain open to examination for both federal and state purposes as a result of our net operating loss and credit carryforwards. We file tax returns in the United Kingdom (U.K.) and other foreign jurisdictions in which we operate. Tax years ending on January 31, 2020 and onwards remain open to examination for the U.K. Certain tax years remain open to examination under the statute of limitations of the respective countries in which our other foreign subsidiaries are located.

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

With our Software-as-a-Service (SaaS) platform, users can work with their content as they need – from secure external collaboration and workspaces to e-signature processes and content workflows – improving employee productivity and accelerating business processes. IT teams can establish a space for compliant content management, and developers can easily create customized portals for white-labeled content collaboration. Administrators have a wide range of security, data protection, and compliance features they can activate to help meet legal and regulatory requirements, internal policies, and industry standards and regulations. The Box platform enables a broad range of high-value business use cases and integrates with more than 1,500 leading business applications. With hundreds of file formats and media types supported, Box is compatible with multiple application environments, operating systems, and devices – ensuring that workers can securely access their critical business content whenever and wherever they need it.

In addition, we continue to innovate by expanding our core services and offerings. We recently announced the public beta of Box Hubs to surface curated content quickly and securely through intelligent portals. Box Hubs is available with Box AI, a new set of capabilities that natively integrates advanced artificial intelligence (AI) models into the Box Content Cloud. Using Box AI for Hubs, customers can easily find answers to critical questions across multiple documents in Box and generate new content. In addition,, Box AI for Documents, which allows users to ask questions about any document they are viewing to quickly uncover key findings, and Box AI for Notes, which enables users to generate content or refine drafted material, are both now generally available. In addition, the Box AI application programming interfaces (APIs) for text generation and document Q&A are available via public beta so customers can extend Box AI capabilities to their custom applications. We also provide the following offerings: Box Sign, which enables customers with secure, seamless e-signatures right where their content lives in Box; Box Shield, our advanced security offering that helps customers reduce the risk of accidental content leakage and protect their business from insider threats and account compromise, as well as threat detection, response, and recovery for potential malware incidents, including ransomware; Box Canvas, our natively integrated, interactive virtual whiteboard tool; Box Relay, which allows our end users to easily build, manage, track, and automate workflows with no coding necessary; Box Zones, which gives global customers the ability to store their content locally in certain regions often to meet compliance requirements; Box KeySafe, a solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box; Box Platform, which enables customers and partners to build enterprise applications using our open APIs and developer tools; Box Governance, which gives customers a better way to comply with regulatory policies, help satisfy e-discovery requests and effectively manage sensitive business information throughout its lifecycle; and Box Shuttle, which allows for easy, affordable, self-service content migration directly from the admin console from more than ten source systems, into Box. In addition, with Box Consulting, organizations can access professional services for critical topics like implementation, technology and application development, and change management and user training. The increasing traction of these product innovations allows our customers to realize the full set of capabilities of our Content Cloud.

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

Current Period Highlights

For the three months ended April 30, 2024 and 2023, our revenue was $264.7 million and $251.9 million, respectively, representing year-over-year growth of 5%, or 8% growth on a constant currency basis. As of April 30, 2024, our remaining performance obligations were $1.212 billion, representing a 3% increase from our remaining performance obligations of $1.179 billion as of April 30, 2023, or 8% growth on a constant currency basis. For the three months ended April 30, 2024, our gross profit was $206.4 million and our gross margin was 78.0%, compared to our gross profit of $190.2 million and our gross margin of 75.5% for the three months ended April 30, 2023. For the three months ended April 30, 2024, our operating income was $18.0 million and our operating margin was 6.8%, compared to our operating income of $8.3 million and our operating margin of 3.3% for the three months ended April 30, 2023. For the three months ended April 30, 2024, our net cash provided by operating activities was $131.2 million, an increase of 5% from our net cash provided by operating activities of $124.9 million for the three months ended April 30, 2023. For the three months ended April 30, 2024, our non-GAAP free cash flow was $123.2 million, an increase of 14% from our non-GAAP free cash flow of $108.2 million for the three months ended April 30, 2023.

To supplement our current period highlights, we present growth on a constant currency basis for revenue and remaining performance obligations. Growth on a constant currency basis is determined by comparing current period reported results with the current results calculated using the equivalent rates in the prior period.

Impact of Macroeconomic Factors on Our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including impacts from inflation, higher interest rates, slower growth, the stronger dollar versus foreign currencies, particularly the Japanese Yen, the ongoing Hamas-Israel and Russia-Ukraine conflicts and other changes in economic conditions, may adversely affect our results of operations and financial performance. During the three months ended April 30, 2024, in addition to headwinds from foreign exchange rate trends, we continued to see an impact from additional customer scrutiny being placed on larger deals and lower seat expansion rates due to the challenging macroeconomic environment. As a result, we have experienced, and may continue to experience, increased customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets related to services that we offer. While we believe IT budgets have tightened and some larger deals have required more scrutiny across verticals and geographies, we also believe we are well-positioned to execute through these dynamic times as the Box Content Cloud enables enterprises to streamline their businesses, drive up productivity, reduce risk, and lower costs.

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

RPO as of April 30, 2024 was $1.212 billion, an increase of 3% from April 30, 2023. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites. The increase in RPO was also driven by the addition of new customers and the timing of customer-driven renewals. RPO growth was partially offset by a negative impact of 470 basis points from foreign currency exchange rates.

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

Billings for the three months ended April 30, 2024 were $190.5 million, a decrease of 1% for the three months ended April 30, 2023. The decrease in billings was primarily driven by a negative impact of 550 basis points from foreign currency exchange rates.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended
	April 30,
	2024	2023
GAAP revenue	$264,658	$251,898
Deferred revenue, end of period	513,572	507,385
Less: deferred revenue, beginning of period	(586,871)	(566,630)
Contract assets, beginning of period	2,452	1,900
Less: contract assets, end of period	(3,345)	(2,642)
Billings	$190,466	$191,911

Non-GAAP Free Cash Flow

We define non-GAAP free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business.

Net cash provided by operating activities for the three months ended April 30, 2024 was $131.2 million, representing an increase of 5% from the three months ended April 30, 2023.

A calculation of non-GAAP free cash flow starting with net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended
	April 30,
	2024	2023
GAAP net cash provided by operating activities	$131,204	$124,930
Proceeds from sales of property and equipment, net of purchases	1,420	(2,321)
Principal payments of finance lease liabilities	(2,141)	(9,881)
Capitalized internal-use software costs	(7,239)	(4,480)
Non-GAAP free cash flow	$123,244	$108,248

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

Our net retention rate was 101% and 106% as of April 30, 2024 and 2023, respectively. The decline in our net retention rate as of April 30, 2024 was primarily attributable to heightened budget scrutiny putting pressure on seat expansion within existing customers and increased partial customer churn. As our customers purchase add-on products or our bundled Enterprise Plus plan, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, are significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Interest and Other Income, Net

Interest and other income, net consists of interest income, interest expense, gains and losses from foreign currency transactions, and other income and expense. Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. Interest expense consists primarily of interest charges for our line of credit and interest rate swap agreement, interest expense related to finance leases, and the amortization of issuance costs of our convertible senior notes. We have historically invested our cash and cash equivalents in overnight deposits, certificates of deposit, money market funds, U.S. treasury securities and non-U.S. government issued securities.

Provision for Income Taxes

Provision for income taxes consists primarily of state and foreign income taxes and, as applicable, changes in our deferred taxes, related valuation allowance positions and uncertain tax positions.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended
	April 30,
	2024	2023
Consolidated Statements of Operations Data:
Revenue	$264,658	$251,898
Cost of revenue (1)	58,252	61,651
Gross profit	206,406	190,247
Operating expenses:
Research and development (1)	62,673	62,518
Sales and marketing (1)	92,673	86,210
General and administrative (1)	33,053	33,184
Total operating expenses	188,399	181,912
Income from operations	18,007	8,335
Interest and other income, net	3,858	2,318
Income before provision for income taxes	21,865	10,653
Provision for income taxes	4,643	2,303
Net income	$17,222	$8,350
Accretion and dividend on series A convertible preferred stock	(4,240)	(4,224)
Undistributed earnings attributable to preferred stockholders	(1,469)	(470)
Net income attributable to common stockholders	$11,513	$3,656
Net income per share attributable to common stockholders
Basic	$0.08	$0.03
Diluted	$0.08	$0.02
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	145,299	144,739
Diluted	148,757	150,436

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30,
	2024	2023
Cost of revenue	$4,621	$4,485
Research and development	17,819	17,002
Sales and marketing	17,783	15,318
General and administrative	10,939	10,472
Total stock-based compensation	$51,162	$47,277

Comparison of the Three Months Ended April 30, 2024 and 2023

Revenue

	Three Months Ended
	April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue	$264,658	$251,898	$12,760	5%

The $12.8 million, or 5%, increase in revenue for the three months ended April 30, 2024 was primarily driven by seat growth in existing customers, continued strong attach rates of our multi-product Suites offerings, particularly Enterprise Plus, and strong growth in Japan. For the three months ended April 30, 2024, our Suites attach rate was 85% in deals over $100,000, an increase from 69% for the three months ended April 30, 2023. The increase was partially offset by the weakening of foreign currency exchange rates, which negatively impacted our revenue growth rate by 260 basis points, and customers partially churning their deployment with Box.

Cost of Revenue

	Three Months Ended
	April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$58,252	$61,651	$(3,399)	-6%
Percentage of revenue	22%	24%
Gross margin	78.0%	75.5%

The $3.4 million, or 6%, decrease for the three months ended April 30, 2024 was primarily due to decreases of $7.0 million in depreciation expense and $0.6 million in bandwidth and data center related expense due to the completion of our migration to the public cloud from our collocated data centers. Additionally, there were decreases of $1.4 million and $0.2 million in employee related costs and stock-based compensation expense, driven by a 7% decrease in headcount, $1.0 million in amortization expense associated with acquired technology and capitalized internally developed software, $0.6 million in consulting and contractor related costs, and $0.4 million in office related costs. This decrease was partially offset by an increase of $8.0 million in public cloud infrastructure costs, driven by our migration to the public cloud from our collocated data centers. Cost of revenue as a percentage of revenue decreased 200 basis points year-over-year.

Over time, we expect our cost of revenue to increase in absolute dollars but decrease as a percentage of revenue as we invest in public cloud hosting service optimization.

Research and Development

	Three Months Ended
	April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$62,673	$62,518	$155	0%
Percentage of revenue	24%	25%

The $0.2 million increase for the three months ended April 30, 2024 was primarily due to increases of $1.4 million and $1.0 million in stock-based compensation expense and employee related costs, driven by a 7% increase in headcount. The increased employee headcount and related costs are driven by the growth in lower cost regions. This increase was partially offset by an increase of $2.3 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue decreased 100 basis points year-over-year.

We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our content cloud product offerings and services and increase research and development in lower cost regions.

Sales and Marketing

	Three Months Ended
	April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$92,673	$86,210	$6,463	7%
Percentage of revenue	35%	34%

The $6.5 million, or 7%, increase for the three months ended April 30, 2024 was primarily due to increases of $2.4 million in stock-based compensation expense and $0.7 million in employee related costs, driven by a 4% increase in headcount. Additionally, there were increases of $2.3 million in marketing expenses, driven by increased costs related to marketing events, and $1.0 million in office related costs. Sales and marketing expenses as a percentage of revenue increased 100 basis points year-over-year.

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

General and Administrative

	Three Months Ended
	April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$33,053	$33,184	$(131)	0%
Percentage of revenue	12%	13%

The $0.1 million decrease for the three months ended April 30, 2024 was primarily due to a decrease of $1.0 million in subscription software contract expense, partially offset by an increase of $0.8 million in employee related costs driven by a 7% increase in headcount. General and administrative expense as a percentage of revenue decreased 100 basis points year-over-year.

We expect our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we benefit from greater operational scale and efficiency.

Interest and Other Income, Net

	Three Months Ended
	April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$3,858	$2,318	$1,540	66%

The $1.5 million increase for the three months ended April 30, 2024 was primarily due to an increase of $1.1 million in interest income from our certificates of deposit, money market funds, and short-term investments due to a higher interest rate environment and higher cash and short-term investment balances, and a decrease of $0.3 million in interest expense related to our finance leases.

Provision for Income Taxes

	Three Months Ended
	April 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$4,643	$2,303	$2,340	102%

The $2.3 million, or 102%, increase for the three months ended April 30, 2024 was primarily due to an increase of $2.4 million in foreign non-cash deferred tax expense as a result of the release of the valuation allowance on our U.K. deferred tax assets in the fourth quarter of fiscal year 2024.

Liquidity and Capital Resources

As of April 30, 2024, we had cash and cash equivalents, restricted cash, and short-term investments of $567.0 million. During the three months ended April 30, 2024, we generated operating cash flow of $131.2 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents, and short-term investments, together with our credit facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, public cloud obligations, repayment or refinancing of our debt obligations, settlement of our convertible senior notes and convertible preferred stock, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the three months ended April 30, 2024 and 2023, our cash flows were as follows (in thousands):

	Three Months Ended
	April 30,
	2024	2023
Net cash provided by operating activities	$131,204	$124,930
Net cash used in investing activities	(23,170)	(8,782)
Net cash used in financing activities	(35,695)	(60,921)

Operating Activities

For the three months ended April 30, 2024, cash provided by operating activities was $131.2 million. The primary factors affecting our operating cash flow during this period were our net income of $17.2 million, stock-based compensation of $51.2 million, amortization of deferred commissions of $13.4 million, and depreciation and amortization of our property and equipment and capitalized software of $4.7 million. Cash provided by operating activities during the three months ended April 30, 2024 was further adjusted by net cash outflows of $44.0 million due to changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $135.6 million decrease in accounts receivables primarily due to higher billings in the prior quarter and timing of our cash collections and an $8.5 million decrease in operating right-of-use assets due to amortization. This was partially offset by a $65.5 million decrease in deferred revenue from revenue recognition, partially offset by billings, a $16.2 million decrease in accounts payable, accrued expenses and other liabilities primarily due to reversal of ESPP withholdings used for the March 2024 purchase and a decrease in accrued commissions, an $8.9 million decrease in operating lease liabilities due to recurring lease payments and a $7.9 million increase in deferred commissions resulting from capitalization of incremental commissions paid to our sales force.

Investing Activities

Cash used in investing activities of $23.2 million for the three months ended April 30, 2024 was primarily driven by $47.5 million in purchases of short-term investments, partially offset by $28.5 million in maturities and sales of short-term investments and $5.6 million in capitalized internally developed software costs.

Financing Activities

Cash used in financing activities of $35.7 million for the three months ended April 30, 2024 was primarily driven by $32.1 million in repurchases of our common stock, $21.3 million of employee payroll taxes paid related to net share settlement of stock awards, $3.8 million of dividend payments to preferred stockholders, and $2.1 million of principal payments of finance lease liabilities. This was partially offset by $15.7 million from issuances of common stock under our employee equity plans and $9.6 million proceeds from exercise of stock options.

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

In June 2023, we entered into an amended and restated secured credit agreement to provide for a $150.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. Refer to Note 6 in Part I, Item 1. Financial Statements for a detailed description of the June 2023 Facility.

Series A Convertible Preferred Stock

On April 7, 2021 we entered into an investment agreement with KKR and certain other investors relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value of $0.0001 per share, for an aggregate purchase price of

$500 million, or $1,000 per share. Refer to Note 7 in Part I, Item 1. Financial Statements for a detailed description of our Series A Convertible Preferred Stock.

Share Repurchase Plan

Our Board of Directors has authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions and on March 4, 2024, our Board of Directors authorized the repurchase of an additional $100 million shares of our Class A common stock. During the three months ended April 30, 2024, we repurchased 1.4 million shares at a weighted average price of $27.10 per share for a total amount of $37.2 million. As of April 30, 2024, $126.5 million remained authorized and available for additional repurchases.

Off-Balance Sheet Arrangements

Through April 30, 2024, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces, (ii) purchase obligations not recognized on the condensed consolidated balance sheet as of April 30, 2024, which relate primarily to public cloud hosting services and IT software and support services, and (iii) debt, including obligations under both our June 2023 Facility and Convertible Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 4, 5, and 6, respectively, in Part I, Item 1. Financial Statements.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting estimates during the three months ended April 30, 2024 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2024.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $567.0 million as of April 30, 2024. Our cash and cash equivalents and short-term investments primarily consist of overnight cash deposits, money market funds, U.S. treasury securities, certificates of deposit and non-U.S. government issued securities. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the June 2023 Facility. As of April 30, 2024, we had total debt outstanding with a gross carrying amount of $30.0 million which approximates fair value. The revolving loans accrue interest at a SOFR rate plus a margin ranging from 1.45% to 1.95%.

Effective September 5, 2019, we entered into a swap agreement with Wells Fargo Bank, National Association (the "Swap Agreement") in order to minimize our interest rate risk exposure due to the volatility of the London Interbank Offered Rate (LIBOR). Effective June 5, 2023, we amended the terms of the Swap Agreement to update our borrowing benchmark from LIBOR to SOFR, in line with our June 2023 Facility. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five-year term of the agreement. As of April 30, 2024, our interest rate swap had a notional value of $30.0 million.

A hypothetical change in interest rates of 100 basis points after April 30, 2024 would not have a material impact on the combined net fair value of our outstanding debt and Swap Agreement.

Foreign Currency Risk

Approximately one-third of our revenue is represented by customer contracts denominated in foreign currencies, which include the Japanese Yen, Euro, and British Pound. As our foreign operations continue to grow, specifically in Japan, we have increasing exposure to fluctuations in foreign currency exchange rates.

These fluctuations can result in fluctuations in our total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon translation of these amounts into U.S. dollars. For the three months ended April 30, 2024, total revenue was unfavorably impacted by approximately 260 basis points, compared to the corresponding prior period. For the three months ended April 30, 2024, total operating expenses were unfavorably impacted by approximately 100 basis points compared to the three months ended April 30, 2023.

Additionally, our international subsidiaries maintain certain asset and liability balances as well as operating expenses that are denominated in foreign currencies other than the functional currency and as a result, may cause us to recognize transaction gains and losses in our statement of operations impacting our operating expenses which are recognized in interest and other income, net on our condensed consolidated statements of operations. For the three months ended April 30, 2024 and 2023, we incurred $1.0 million and $1.1 million, respectively, in foreign currency exchange losses.

To mitigate risks associated with fluctuations in foreign currency exchange rates, we have entered into foreign currency derivative contracts to hedge a portion of our net outstanding monetary assets and liabilities. These derivative contracts are intended to offset gains or losses related to remeasuring monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded.

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

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 5 in Part I, Item 1 of this Quarterly Report on Form 10-Q under the subheading “Legal Matters,” which is incorporated herein by reference.

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

To improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Our net retention rate has fluctuated from period to period and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 101% and 106% as of April 30, 2024 and 2023, respectively.

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

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the relative value of the U.S. dollar and foreign currencies, particularly the Japanese Yen, and to a lesser extent, the British pound and the Euro, may impact our operating results. For example, the Japanese Yen, the British pound and the Euro have all experienced declines in value vis-à-vis the U.S. dollar, which negatively affected our results of operations during the year ended January 31, 2024 and the three months ended April 30, 2024 and could continue to negatively impact our results of operations in future periods. We currently primarily manage our exchange rate risk by maintaining offsetting foreign currency assets and liabilities and by minimizing non-U.S. dollar cash balances, and we have begun implementing hedging programs in fiscal year 2025 to further mitigate the risk of exchange rate fluctuations. Such practices may not ultimately be available and/or effective at mitigating the foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, any hedging strategies we deploy are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be negatively affected in the future.

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

We generated net income of $129.0 million and $26.8 million during the years ended January 31, 2024 and 2023, respectively, and incurred a net loss of $41.5 million during the year ended January 31, 2022. We generated net income of $17.2 million in the three months ended April 30, 2024. As of April 30, 2024, we had an accumulated deficit of $1.2 billion. The accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers and may incur additional expenses as we make investments to scale our business. Further, it is difficult to predict the size and growth rate of our market, customer demand for our platform and for any new features or products we develop, and the success of competitive products or services. As a result, we may not sustain profitable growth in future periods.

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

These laws and regulations, which may be enforceable by private parties and/or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Union’s General Data Protection Regulation (GDPR), which imposes significant obligations on companies regarding the handling of personal data and penalties for noncompliance of up to the greater of 20 million Euros or four percent of a company’s global revenue. Further, local data protection authorities in Europe may adopt regulations and/or guidance more stringent than the GDPR, which may impose additional compliance costs or other burdens that impact our business. Additionally, developments relating to cross-border data transfer may result in the European Commission (EC), European Data Protection Board and/or other regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the European Economic Area (EEA), Switzerland, or the United Kingdom (U.K.) to the U.S. For example, revised standard contractual clauses were published by regulators in EEA, Switzerland and the U.K., which we adopted in our data processing addenda. However, we cannot guarantee that the policies and related measures that we have implemented will ensure compliance due to possible fluctuations in these laws. Moreover, European governments and the U.S. government have cooperated to adopt the EU-U.S. Data Privacy Framework, U.K.-U.S. Data Bridge and Swiss-U.S. Framework (together, the “Data Privacy Framework”) replacing the EU-U.S. Privacy Shield Framework. While the Data Privacy Framework could benefit the industry as a whole, and we presently maintain self-certification under the Data Privacy Framework, maintaining compliance with the Data Privacy Framework could result in additional costs. The EU-U.S. Data Privacy Framework also already has faced legal challenges, and more generally, the Data Privacy Framework may be subject to future reviews, and subject to suspension, amendment, repeal, or limitations.

Brexit has created uncertainty around data protection issues and could lead to further legislative and regulatory changes. For example, the U.K. Data Protection Act of 2018 substantially mirrors the EU GDPR in the U.K. and was the subject of statutory amendments that further aligned it with the GDPR in 2019. In June 2021, the EC announced a decision that the U.K. is an “adequate country” to which personal data could be exported from the EEA, but this decision must be renewed and may face challenges in the future, creating uncertainty regarding transfers of personal data to the U.K. from the EEA. It remains unclear how U.K. data protection laws or regulations will develop, and how data transfers to and from the U.K. will be regulated, over time. Additional or modified guidance regarding, or changes to, U.K. cross border data transfers and/or overall U.K. data protection laws and/or guidance could occur, which may require us to change our policies, practices and engage in additional contractual negotiations. Such legislative and regulatory changes may result in increased costs of compliance and limitations on our customers and us.

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and amended and expanded the CCPA. The CPRA’s substantive provisions became effective on January 1, 2023, and the newly formed California Privacy Protection Agency began its rulemaking process to adopt proposed regulations, with an enforcement date of March 29, 2024. Our CPRA compliance efforts are subject to change and may result in continued uncertainty and require additional costs and expenses to ensure readiness, compliance and decrease risks. Further, other states have been considering, and in some cases enacting, laws relating to privacy and cybersecurity, many of which are comprehensive privacy statutes imposing obligations similar to the CCPA and CPRA. For example, Virginia, Colorado, Connecticut, and Utah enacted such legislation that became effective in 2023, and Delaware, Tennessee, Iowa, Indiana,

Maryland, Montana, Nebraska, Oregon, Texas, New Hampshire, New Jersey, and Kentucky have enacted privacy laws that become effective between 2024 and 2026. In addition, Pennsylvania, Massachusetts, and North Carolina, amongst other U.S. states, are anticipated to follow suit. Other states have enacted privacy laws relating to particular subject matter, such as Washington's enactment of the My Health, My Data Act, which includes a private right of action. Efforts to comply with these laws and related fluctuations in laws relating to privacy and cybersecurity at the federal, state and local levels may impact readiness and compliance, along with the potential to incur additional costs. We cannot fully predict the impact of these laws and other proposed federal and state laws relating to privacy and cybersecurity on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

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

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. Our customers also expect, and in some instances require, us to meet voluntary certifications or adhere to guidelines or standards established by third parties, to offer particular controls, or otherwise support customer-specific requirements. Although we currently have certain certifications such as AICPA SOC 1, 2 and 3 reports, and ISO/IEC 27001, 27017, 27018, and 27701 we may not be successful in continuing to maintain these certifications or in obtaining other certifications or otherwise being able to adhere to or comply with all customer requirements. In addition, some of the industries and/or regions that we serve have specific requirements relating to security and regulatory standards, such as GxP, FedRAMP and StateRAMP, and those required by HIPAA, FINRA, HITECH Act, the Data Privacy Framework and Asia-Pacific Economic Cooperation Privacy Recognition for Processors and Cross Border Privacy Rules. As we expand into new industries and regions, we will likely need to comply with these and other new requirements to compete effectively. We may not always be able to support or comply with all of these customer requirements. If we cannot adequately comply with these requirements, our growth could be adversely impacted, we may face a loss of customers or difficulty attracting new customers in impacted industries, and we could incur significant liability and our reputation and business could be significantly harmed. In addition, as regulations in the EU and the U.K. continue to shift, it could impact our ability to comply with and maintain EU and U.K. Processor and Controller Binding Corporate Rules.

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

We have experienced significant growth in the number of users and the amount of data that our operations infrastructure supports. We need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our services. We have experienced, and may in the future experience, website disruptions, incidents of data corruption and loss, service outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, changes to our core services architecture, changes to our infrastructure necessitated by legal and compliance requirements governing the storage and transmission of data, human or software errors, viruses, cybersecurity attacks, fraud, spikes in customer usage, connectivity failures, and other third-party service provider failures and denial of service issues. Additionally, any limitation on the capacity or performance of our third-party cloud computing and hosting providers, including due to technical failures, shifts in product capabilities or licensing models, natural disasters, fraud, or cybersecurity attacks, could impede our ability to fulfill our current contractual commitments or expand our services. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time, which may harm our reputation and operating results. Furthermore, if we encounter any of these problems in the future, our customers may lose access to important data or experience data corruption or service outages that may subject us to financial penalties, other liabilities and customer losses.

Interruptions or delays in service from our third-party cloud computing and hosting providers could impair the delivery of our services and harm our business.

We currently store and process our customers’ information in third-party cloud computing and hosting facilities inside and outside of the United States. As we have recently migrated our storage and processing operations to cloud computing and hosting facilities operated by third parties, our service has become more susceptible to interruptions or delays that are out of our direct control. These third parties are vulnerable to operational and technological disruptions, including from cyber-attacks and security breaches and incidents, which may negatively impact our ability to provide services to our customers and operate our business. Similarly, as part of our disaster recovery arrangements, our production environment and all of our customers’ data is typically replicated on third-party storage platforms located inside and outside of the United States. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct, including by state-sponsored or otherwise well-funded actors. Any damage to, or lack of availability or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service, which may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. We may only have limited remedies against third-party providers in the event of any service disruptions. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken by these third-party providers, the occurrence of disasters, security issues (including an act of terrorism or an armed conflict), certain geopolitical events, labor or trade disputes, or pandemics, could lead to a decision to close the facilities without adequate notice or other unanticipated problems that result in lengthy interruptions in our service or cause us to not comply with certification requirements. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. We have encountered issues in the past that have caused Box services to be temporarily unavailable that resulted in our issuing service credits to some of our customers, and we cannot assure you that we will not experience interruptions or delays in our service in the future. If third parties are unable to perform services for us because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers’ use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

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

Further, in 2021, the Organization for Economic Cooperation and Development (OECD) introduced a framework, referred to as Pillar Two, which contemplates a global minimum effective tax rate of 15%. In December 31, 2023, Pillar Two was implemented by the Council of the European Union and its member states. Similar directives under Pillar Two are already adopted or expected to be adopted by taxing authorities in other countries where we do business, including the U.K. We have evaluated the impact of Pillar Two to our financial position and concluded it to be not material. We will continue to monitor developments to Pillar Two in countries where we do business. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows.

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

We repurchase shares of our Class A common stock in open market transactions from time to time pursuant to publicly announced stock repurchase program approved by our Board of Directors. During fiscal year 2024, we repurchased 6.6 million shares for a total amount of $177.0 million and during fiscal year 2023, we repurchased 10.2 million shares for a total amount of $266.7 million. For the three months ended April 30, 2024, we repurchased 1.4 million shares for a total amount of $37.2 million. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices, and we are not obligated to repurchase a specified number or dollar value of shares. As a result, there can be no guarantee around the timing or volume of our share repurchases. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

In January 2021, we issued $345.0 million aggregate principal amount of Convertible Notes. Prior to October 15, 2025, the Convertible Notes are convertible at the option of the holders only under certain conditions or upon occurrence of certain events as described in Note 9, Part II, Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2024. We have made an irrevocable election to settle the principal of the Convertible Notes in cash upon any conversion of the Convertible Notes. As a result, if holders of the Convertible Notes elect to convert their Convertible Notes, we will be required to make cash payments in respect of the Convertible Notes being converted. Holders of the Convertible Notes also have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes) at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any. If the Convertible Notes have not previously been converted or repurchased, we will be required to repay the outstanding principal amount of the Convertible Notes, plus accrued and unpaid special interest, if any, in cash at maturity. The Convertible Notes are scheduled to mature on January 15, 2026.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended April 30, 2024 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2024 to February 29, 2024	—	$—	—	$63,660
March 1, 2024 to March 31, 2024	94	$28.43	94	$160,979
April 1, 2024 to April 30, 2024	1,279	$27.00	1,279	$126,447
Total	1,373		1,373

(1)
On March 4, 2024, our Board of Directors authorized the repurchase of an additional $100 million shares of our Class A common stock. During the three months ended April 30, 2024, we repurchased 1.4 million shares at a weighted average price of $27.10 per share for a total amount of $37.2 million. We have entered into pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act to effect such repurchases. The authorized repurchase plan will expire on March 4, 2025.

Items 3 and 4 are not applicable and have been omitted.

Item 5. OTHER INFORMATION

During the three months ended April 30, 2024, the following directors and officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows.

On April 2, 2024, Aaron Levie, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Rule 10b5-1 trading arrangement allows for the sale of up to 40,000 shares of our Class A common stock, commencing on July 2, 2024 and continuing until all shares are sold or April 1, 2025, whichever comes first.

On April 2, 2024, Dylan Smith, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Rule 10b5-1 trading arrangement allows for the sale of up to 156,000 shares of our Class A common stock, commencing on July 10, 2024 and continuing until all shares are sold or June 10, 2025, whichever comes first.

On April 5, 2024, Jack Lazar, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Rule 10b5-1 trading arrangement allows for the sale of up to 12,000 shares of our Class A common stock, commencing on July 5, 2024 and continuing until all shares are sold or April 5, 2025, whichever comes first.

On April 10, 2024, Dana Evan, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Rule 10b5-1 trading arrangement allows for the sale of up to 18,052 shares of our Class A common stock, commencing on July 10, 2024 and continuing until all shares are sold or March 31, 2025, whichever comes first.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended April 30, 2024.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Bylaws of Box, Inc., effective February 13, 2024.	8-K	001-36805	3.1	February 16, 2024

10.1	Box, Inc. Outside Director Compensation Policy, amended and restated on April 1, 2024.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 30, 2024

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)