Form 10-Q
period 2024-07-31
BOX INC
filed 2024-08-30
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

As of July 31, 2024 the number of shares of the registrant’s Class A common stock outstanding was 143,228,163.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	July 31,	January 31,
	2024	2024

ASSETS
Current assets:
Cash and cash equivalents	$406,620	$383,742
Short-term investments	75,605	96,948
Accounts receivable, net	177,487	281,487
Deferred commissions	43,516	45,817
Other current assets	30,431	34,186
Total current assets	733,659	842,180
Operating lease right-of-use assets, net	88,453	99,354
Goodwill	76,773	76,750
Deferred commissions, non-current	58,464	63,541
Deferred tax assets	73,411	75,665
Other long-term assets	89,978	83,673
Total assets	$1,120,738	$1,241,163
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$44,076	$52,737
Accrued compensation and benefits	33,189	36,872
Operating lease liabilities	25,662	26,812
Deferred revenue	483,987	562,859
Total current liabilities	586,914	679,280
Debt, net, non-current	371,824	370,822
Operating lease liabilities, non-current	82,173	94,165
Other liabilities, non-current	26,081	35,863
Total liabilities	1,066,992	1,180,130
Commitments and contingencies (Note 5)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares authorized, issued and outstanding as of July 31 and January 31, 2024	493,145	492,095
Stockholders’ deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 143,228 shares and 144,353 shares issued and outstanding as of July 31 and January 31, 2024, respectively	14	14
Additional paid-in capital	740,292	785,374
Accumulated other comprehensive loss	(10,659)	(9,686)
Accumulated deficit	(1,169,046)	(1,206,764)
Total stockholders’ deficit	(439,399)	(431,062)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,120,738	$1,241,163

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Revenue	$270,039	$261,428	$534,697	$513,326
Cost of revenue	55,513	67,013	113,765	128,664
Gross profit	214,526	194,415	420,932	384,662
Operating expenses:
Research and development	65,445	63,316	128,118	125,834
Sales and marketing	95,235	88,605	187,908	174,815
General and administrative	33,566	32,619	66,619	65,803
Total operating expenses	194,246	184,540	382,645	366,452
Income from operations	20,280	9,875	38,287	18,210
Interest and other income, net	4,699	3,293	8,557	5,611
Income before provision for income taxes	24,979	13,168	46,844	23,821
Provision for income taxes	4,483	2,377	9,126	4,680
Net income	$20,496	$10,791	$37,718	$19,141
Accretion and dividend on series A convertible preferred stock	(4,310)	(4,307)	(8,550)	(8,531)
Undistributed earnings attributable to preferred stockholders	(1,845)	(740)	(3,313)	(1,209)
Net income attributable to common stockholders	$14,341	$5,744	$25,855	$9,401
Net income per share attributable to common stockholders
Basic	$0.10	$0.04	$0.18	$0.07
Diluted	$0.10	$0.04	$0.18	$0.06
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	144,070	144,248	144,678	144,490
Diluted	146,525	150,007	147,634	150,218

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Net income	$20,496	$10,791	$37,718	$19,141
Other comprehensive income (loss):
Net foreign currency translation gain (loss)	1,498	(501)	(264)	(290)
Other	(361)	(14)	(709)	(179)
Other comprehensive income (loss):	1,137	(515)	(973)	(469)
Comprehensive income	$21,633	$10,276	$36,745	$18,672

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Three Months Ended July 31, 2024
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of April 30, 2024	500	$492,585	145,588	$15	$803,449	$(11,796)	$(1,189,542)	$(397,874)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,521	—	(10,674)	—	—	(10,674)
Stock-based compensation related to stock awards	—	—	—	—	53,783	—	—	53,783
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	560	—	—	(4,310)	—	—	(4,310)
Repurchases of common stock	—	—	(3,881)	(1)	(101,956)	—	—	(101,957)
Other comprehensive income	—	—	—	—	—	1,137	—	1,137
Net income	—	—	—	—	—	—	20,496	20,496
Balance as of July 31,2024	500	$493,145	143,228	$14	$740,292	$(10,659)	$(1,169,046)	$(439,399)

	Three Months Ended July 31, 2023
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of April 30, 2023	500	$490,464	144,828	$14	$822,366	$(7,019)	$(1,327,446)	$(512,085)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,372	—	(21,416)	—	—	(21,416)
Stock-based compensation related to stock awards	—	—	—	—	52,148	—	—	52,148
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	557	—	—	(4,307)	—	—	(4,307)
Repurchases of common stock	—	—	(2,155)	—	(61,580)	—	—	(61,580)
Other comprehensive loss	—	—	—	—	—	(515)	—	(515)
Net income	—	—	—	—	—	—	10,791	10,791
Balance as of July 31,2023	500	$491,021	144,045	$14	$787,211	$(7,534)	$(1,316,655)	$(536,964)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Six Months Ended July 31, 2024
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2024	500	$492,095	144,353	$14	$785,374	$(9,686)	$(1,206,764)	$(431,062)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	4,129	1	(6,753)	—	—	(6,752)
Stock-based compensation related to stock awards	—	—	—	—	109,417	—	—	109,417
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	1,050	—	—	(8,550)	—	—	(8,550)
Repurchases of common stock	—	—	(5,254)	(1)	(139,196)	—	—	(139,197)
Other comprehensive loss	—	—	—	—	—	(973)	—	(973)
Net income	—	—	—	—	—	—	37,718	37,718
Balance as of July 31, 2024	500	$493,145	143,228	$14	$740,292	$(10,659)	$(1,169,046)	$(439,399)

	Six Months Ended July 31, 2023
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2023	500	$489,990	144,301	$14	$818,996	$(7,065)	$(1,335,796)	$(523,851)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	3,558	—	(25,835)	—	—	(25,835)
Stock-based compensation related to stock awards	—	—	—	—	108,056	—	—	108,056
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	1,031	—	—	(8,531)	—	—	(8,531)
Repurchases of common stock	—	—	(3,814)	—	(105,475)	—	—	(105,475)
Other comprehensive loss	—	—	—	—	—	(469)	—	(469)
Net income	—	—	—	—	—	—	19,141	19,141
Balance as of July 31, 2023	500	$491,021	144,045	$14	$787,211	$(7,534)	$(1,316,655)	$(536,964)

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,718	$19,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,984	24,483
Stock-based compensation expense	106,273	100,623
Amortization of deferred commissions	26,538	27,369
Other	2,402	1,705
Changes in operating assets and liabilities:
Accounts receivable, net	103,301	96,309
Deferred commissions	(19,288)	(17,319)
Operating lease right-of-use assets, net	13,350	15,850
Other assets	(595)	(1,227)
Accounts payable, accrued expenses and other liabilities	(14,399)	(6,136)
Operating lease liabilities	(15,326)	(24,186)
Deferred revenue	(82,456)	(79,006)
Net cash provided by operating activities	167,502	157,606
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(56,455)	(65,745)
Maturities of short-term investments	75,896	50,000
Sales of short-term investments	3,567	—
Purchases of property and equipment	(1,674)	(2,000)
Proceeds from sales of property and equipment	5,991	1,253
Capitalized internal-use software costs	(11,677)	(8,377)
Other	—	(190)
Net cash provided by (used in) investing activities	15,648	(25,059)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(138,686)	(104,906)
Payments of dividends to preferred stockholders	(7,500)	(7,443)
Proceeds from exercise of stock options	15,353	795
Proceeds from issuances of common stock under employee stock purchase plan	15,677	16,045
Employee payroll taxes paid for net settlement of stock awards	(37,783)	(42,026)
Principal payments of finance lease liabilities	(2,141)	(18,952)
Other	(2,022)	(3,570)
Net cash used in financing activities	(157,102)	(160,057)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,589)	(4,836)
Net increase (decrease) in cash, cash equivalents, and restricted cash	23,459	(32,346)
Cash, cash equivalents, and restricted cash, beginning of period(1)	384,257	429,040
Cash, cash equivalents, and restricted cash, end of period(1)	$407,716	$396,694

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the fair value of acquired intangible assets, the useful lives of intangible assets, the incremental borrowing rate we use to determine our lease liabilities, and the valuation allowance of deferred income tax assets. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed deposit insurance coverage limits.

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of July 31, 2024 and January 31, 2024, no single customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of our revenue for the three and six months ended July 31, 2024 and 2023.

We serve our customers and users from public cloud hosting operated by third parties. In order to reduce the risk of down time of our subscription services, we have public cloud hosting services established in various locations in the United States and abroad and we have internal procedures to restore services in the event of disaster. Even with these procedures for disaster recovery in place, our cloud services could be significantly interrupted during the implementation of the procedures to restore services.

Geographic Locations

For the three and six months ended July 31, 2024, revenue attributable to customers in the United States was 65% and revenue attributable to customers in Japan was 22%. For the three and six months ended July 31, 2023, revenue attributable to customers in the United States was 66% and 67%, respectively and revenue attributable to customers in Japan was 21%.

As of July 31, 2024 and January 31, 2024, substantially all of our property and equipment was located in the United States.

Summary of Significant Accounting Policies

Derivative Instruments and Hedging

We measure derivative instruments at fair value and recognize them as either assets or liabilities on our condensed consolidated balance sheets. We record changes in fair value of derivative instruments designated as cash flow hedges in other comprehensive income (loss). When the hedged transaction affects earnings, we subsequently reclassify the net derivative gain or loss within other comprehensive income (loss) into the same line as the hedged item on the condensed consolidated statements of operations to offset the changes in the hedged transaction. Derivatives not designated as hedging instruments are adjusted to fair value through interest and other income, net, on our condensed consolidated statements of operations in the period during which changes in fair value occur.

There have been no other material changes to our significant accounting policies and estimates during the six months ended July 31, 2024 from those disclosed in our Form 10-K for the year ended January 31, 2024. Additionally, we have a single reporting segment and all required segment information can be found in the condensed consolidated financial statements.

Recently Adopted and Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impact of the new standard on our condensed consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires greater disaggregation of tax information in rate reconciliation and income taxes paid by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of the new standard on our condensed consolidated financial statement disclosures.

Note 2. Revenue

Deferred Revenue

Deferred revenue was $502.1 million and $586.9 million as of July 31, 2024 and January 31, 2024, respectively. During the three months ended July 31, 2024 and 2023, we recognized $222.5 million and $219.1 million of revenue that was included in the deferred revenue balance as of April 30, 2024 and 2023, respectively. During the six months ended July 31, 2024 and 2023, we recognized $397.5 million and $379.8 million of revenue that was included in the deferred revenue balance as of January 31, 2024 and 2023, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of July 31, 2024, we had remaining performance obligations from contracts with customers of $1.3 billion. We expect to recognize revenue on 57% of these remaining performance obligations over the next 12 months, with the substantial majority of the remaining balance expected to be recognized within 24 months.

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

Financial assets subject to the fair value disclosure requirements are included in the table below. All of our financial assets are classified as Level 1. The estimated fair value of cash equivalents and short-term investments were as follows (in thousands):

	July 31,	January 31,
	2024	2024
Cash equivalents:
Money market funds	$84,437	$189,268
Total cash equivalents	84,437	189,268
Short-term investments:
U.S. treasury securities	75,605	61,484
Non-U.S. government issued securities	—	5,464
Total short-term investments (1)	75,605	66,948
Total cash equivalents and short-term investments (1)	$160,042	$256,216

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

As of July 31, 2024, remaining contractual maturities of our short-term investments were all within one year and we do not consider any portion of the unrealized losses to be credit losses..

Fair Value Measurements of Other Financial Instruments

In June 2023, we entered into an amended and restated secured credit agreement (the "June 2023 Facility") to provide for a $150.0 million revolving loan facility. As of July 31, 2024 and January 31, 2024, we had total debt outstanding relating to the June 2023 Facility with a gross carrying amount of $30.0 million. The estimated fair value of the June 2023 Facility, which we have classified as a Level 2 financial instrument, approximates its carrying value.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026 (the "Convertible Notes"). The fair value of the Convertible Notes is determined using observable market prices. The fair value of the Convertible Notes, which we have classified as a Level 2 instrument, was $407.5 million and $392.1 million as of July 31, 2024 and January 31, 2024, respectively.

During the six months ended July 31, 2024, we entered into foreign currency forward contracts to hedge monetary assets and liabilities denominated in non-functional currencies. These foreign currency forward contracts are recorded at fair value and have maturities of 12 months or less. As of July 31, 2024, we had foreign currency forward contracts not designated as hedging instruments with a total notional value of $72.0 million. Our foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. The gross fair value of these foreign currency forward contracts was not material as of July 31, 2024. The gains recognized for these foreign currency forward contracts were not material for the three and six months ended July 31, 2024. As of January 31, 2024, we did not have foreign currency forward contracts.

Note 4. Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices and data centers with lease periods expiring primarily between fiscal years 2026 and 2034. Certain of these arrangements have free or escalating rent payment provisions and optional renewal or termination clauses. Our operating leases typically include variable lease payments, which are primarily comprised of common area maintenance and utility charges for our offices and power and network connections for our data centers, that are determined based on actual consumption. Our operating lease agreements do not contain any residual value guarantees, covenants, or other restrictions.

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

We sublease certain floors of our Redwood City and London offices. Our current subleases have total lease terms ranging from 13 to 48 months that will expire at various dates by fiscal year 2026.

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Finance lease cost:
Amortization of finance lease right-of-use assets	$—	$5,287	$374	$11,815
Interest on finance lease liabilities	—	271	12	627
Operating lease cost, gross	6,498	12,218	16,606	25,393
Variable lease cost, gross	1,528	2,344	3,618	4,654
Sublease income	(1,516)	(1,704)	(2,935)	(3,373)
Total lease cost	$6,510	$18,416	$17,675	$39,116

As of July 31, 2024, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)
Remainder of 2025	$15,863
2026	30,374
2027	28,825
2028	25,179
2029	12,092
Thereafter	10,897
Total lease payments	$123,230
Less: imputed interest	$(15,395)
Present value of total lease liabilities	$107,835

(1) Non-cancellable sublease proceeds for the remainder of the year ending January 31, 2025 and the year ending January 31, 2026 of $2.4 million and $1.0 million, respectively, are not included in the table above.

As of July 31, 2024, we had one operating lease for an office space that has not yet commenced. This operating lease has aggregated undiscounted future payments of $20.0 million and a lease term of nine years. This operating lease is estimated to commence during fiscal year 2026.

Note 5. Commitments and Contingencies

Letters of Credit

As of July 31, 2024 and January 31, 2024, we had letters of credit in the aggregate amount of $11.2 million and $11.4 million, respectively, in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 6.

Purchase Obligations

Our purchase obligations relate primarily to public cloud hosting services and IT software and support services costs and have terms ranging from two to eight years. As of July 31, 2024, future minimum payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Years ending January 31:
Remainder of 2025	$1,945
2026	17,477
2027	265,752
2028	511
2029	355
Total	$286,040

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2024.

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

There have been no changes to the conversion or redemption terms of the Convertible Notes during the six months ended July 31, 2024 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2024.

As of July 31, 2024, the conditions allowing holders of the Convertible Notes to convert were not met.

The net carrying amount of the Convertible Notes consisted of the following (in thousands):

	July 31,	January 31,
	2024	2024
Principal	$345,000	$345,000
Unamortized issuance costs	(2,796)	(3,750)
Net carrying amount	$342,204	$341,250

Issuance costs are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs is 0.56%. For the three and six months ended July 31, 2024 and 2023, interest expense recognized related to the Convertible Notes was not material.

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

As of July 31, 2024, we had total debt outstanding with a net carrying amount of $29.6 million and we were in compliance with all financial covenants.

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

There have been no changes to the terms and conditions of the Series A Preferred Stock for the six months ended July 31, 2024 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2024.

During the six months ended July 31, 2024, we paid cash dividends to our Series A Preferred Stockholders in the amount of $7.5 million and as of July 31, 2024, we had accrued dividends of $1.3 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position.

Share Repurchase Plan

Our Board of Directors has authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions. We periodically enter into pre-set trading plans adopted in accordance with Rule 10b5-1 to effect repurchases under our share repurchase plan.

During the three months ended July 31, 2024, we repurchased 3.9 million shares at a weighted average price of $26.25 per share for a total amount of $101.9 million. During the six months ended July 31, 2024, we repurchased 5.3 million shares at a weighted average price of $26.48 per share for a total amount of $139.1 million. As of July 31, 2024, $24.6 million remained available for additional repurchases.

On August 25, 2024, our Board of Directors authorized an expansion of the share repurchase plan. Under this expansion, an additional $100 million of our Class A common stock may be repurchased in open market transactions through August 25, 2025.

Note 8. Stock-Based Compensation

Employee Equity Plans

We currently have two employee equity plans that have been adopted by our Board of Directors. These plans, the 2015 Equity Incentive Plan (as amended or otherwise modified, the "2015 Plan") and the 2015 Employee Stock Purchase Plan (the "2015 ESPP"), are described in more detail in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2024. On July 2, 2024, our stockholders approved the amended and restated 2015 Plan. Subject to the adjustment provisions, the maximum number of shares that may be issued under the 2015 Plan is (a) 9,000,000 shares of our Class A common stock, plus (b) any shares subject to awards granted under our 2011 Equity Incentive Plan, as amended, and the 2015 Plan that were outstanding on or prior to the approval of the amended and restated 2015 Plan, and that subsequently expire, are forfeited to or repurchased, or otherwise terminate without having been exercised or issued in full, up to a maximum of 20,228,040 shares. As of July 31, 2024, 9,046,889 shares and 3,298,894 shares were reserved for future issuance under the 2015 Plan and the 2015 ESPP, respectively.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2024	2,283,543	$17.69	2.93	$18,975
Options exercised	(908,660)	18.86
Balance as of July 31, 2024	1,374,883	$16.92	2.55	$15,406
Exercisable as of July 31, 2024	1,374,883	$16.92	2.55	$15,406

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2024	14,079,595	$26.17
Granted	7,443,178	27.76
Vested	(3,931,365)	25.83
Forfeited/cancelled	(949,362)	26.81
Unvested balance - July 31, 2024	16,642,046	$26.93

As of July 31, 2024, there was $417.1 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.69 years.

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

During the six months ended July 31, 2024, we recognized stock-based compensation expense related to executive bonus plans in the amount of $7.2 million. The unrecognized compensation expense related to the ungranted and unvested executive bonus plan for fiscal year 2025 is $9.4 million, based on the expected performance against the pre-established corporate financial objectives as of July 31, 2024, which is expected to be recognized over a remaining weighted-average period of less than one year.

2015 ESPP

As of July 31, 2024, there was $9.1 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over a weighted-average period of 1.08 years.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Cost of revenue	$4,731	$5,230	$9,352	$9,715
Research and development	19,676	18,722	37,495	35,724
Sales and marketing	19,173	17,546	36,956	32,864
General and administrative	11,531	11,848	22,470	22,320
Total stock-based compensation	$55,111	$53,346	$106,273	$100,623

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

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Numerator:
Net income	$20,496	$10,791	$37,718	$19,141
Accretion and dividend on series A convertible preferred stock	(4,310)	(4,307)	(8,550)	(8,531)
Undistributed earnings attributable to preferred stockholders	(1,845)	(740)	(3,313)	(1,209)
Net income attributable to common stockholders, basic and diluted	$14,341	$5,744	$25,855	$9,401

Denominator:
Weighted-average number of shares used to compute net income per share attributable to common stockholders, basic	144,070	144,248	144,678	144,490
Dilutive effect of awards issued under employee equity plans	2,098	4,366	2,395	4,307
Dilutive effect of shares related to the convertible senior notes	357	1,393	561	1,421
Weighted-average number of shares used to compute net income per share attributable to common stockholders, diluted	146,525	150,007	147,634	150,218

Net income per share attributable to common stockholders, basic	$0.10	$0.04	$0.18	$0.07
Net income per share attributable to common stockholders, diluted	$0.10	$0.04	$0.18	$0.06

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Options to purchase common stock	25	7	25	7
Restricted stock units	7,303	80	5,453	56
Employee stock purchase plan	1,638	1,977	1,242	1,508
Shares related to convertible preferred stock	18,541	18,587	18,540	18,586
Total	27,507	20,651	25,260	20,157

Note 10. Income Taxes

The provision for income taxes was $4.5 million and $9.1 million for the three and six months ended July 31, 2024, respectively, and $2.4 million and $4.7 million for the three and six months ended 2023, respectively. Our income taxes for the three and six months ended July 31, 2024 and 2023 were primarily due to state income taxes and foreign income taxes.

For the three and six months ended July 31, 2024, the difference between the U.S. statutory rate and our effective tax rate was primarily due to the valuation allowance on our U.S. deferred tax assets, state income taxes, driven by the capitalization of research and development expenditures, and differing foreign tax rates.

For the three and six months ended July 31, 2023, the difference between the U.S. statutory rate and our effective tax rate was primarily due to the valuation allowance on our U.S. and U.K. deferred tax assets, state income taxes, driven by the capitalization of research and development expenditures, and differing foreign tax rates.

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

Overview

Box is the Intelligent Content Cloud: a secure and intelligent content management (ICM) platform. Box gives organizations a single platform for their unstructured data – which typically represents about 90% of all data within an organization. This data is content – from blueprints to wireframes, videos to documents, proprietary formats to PDFs – and it is the source of an organization’s unique value. The Box Intelligent Content Cloud enables our customers to securely manage the entire content lifecycle, from the moment a file is created or ingested to when it is shared, edited, published, approved, signed, classified, and retained. Box keeps content secure and compliant, while also allowing easy access and sharing of this content from anywhere, on any device – both within the organization and with external partners.

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

In addition, we continue to innovate by expanding our core services and offerings. We recently announced the public beta of Box Hubs to surface curated content quickly and securely through intelligent portals. Box Hubs is available with Box AI, a new set of capabilities that natively integrates advanced artificial intelligence (AI) models into Box's ICM platform. Using Box AI for Hubs, customers can easily find answers to critical questions across multiple documents in Box and generate new content. In addition, Box AI for Documents, which allows users to ask questions about any document they are viewing to quickly uncover key findings, and Box AI for Notes, which enables users to generate content or refine drafted material, are both now generally available. In addition, the Box AI application programming interfaces (APIs) for text generation and document Q&A are available via public beta so customers can extend Box AI capabilities to their custom applications.

We also provide many more content tools, including:

•
Box Platform, our Platform-as-a-Service (PaaS) product, which enables customers and partners to build enterprise applications using our open APIs and developer tools;
•
Box Shield, our advanced security offering that reduces the risk of accidental content leakage, protects from insider threats and account compromise, provides threat detection, response, and recovery for malware and ransomware incidents;
•
Box Governance, our solution that provides customers with enhanced capabilities to comply with regulatory policies and helps streamline e-discovery requests and manage sensitive business information throughout its lifecycle;
•
Box KeySafe, our solution that builds on top of Box’s strong encryption and security capabilities to give customers greater control over the encryption keys used to secure the file contents that are stored with Box;
•
Box Relay, our process automation tool that allows our users to easily build, manage, track, and automate workflows without requiring coding;
•
Box Sign, our secure, seamless e-signatures solution that natively integrates with customer content in Box;
•
Box Zones, our solution that enables global customers to store their content in certain regions to meet compliance requirements;
•
Box Shuttle, our content migration tool that allows for easy, affordable, self-service content migration directly from more than ten source systems into Box; and
•
Box Canvas, our natively integrated, interactive virtual whiteboard tool.

In addition, with Box Consulting, organizations can access professional services for critical topics like implementation, technology and application development, and change management and user training. The increasing traction of these product innovations allows our customers to realize the full set of capabilities of the Intelligent Content Cloud.

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

Current Period Highlights

For the three months ended July 31, 2024 and 2023, our revenue was $270.0 million and $261.4 million, respectively, representing year-over-year growth of 3%, or 6% growth on a constant currency basis. As of July 31, 2024, our remaining performance obligations were $1.272 billion, representing a 12% increase from our remaining performance obligations of $1.138 billion as of July 31, 2023, or 14% growth on a constant currency basis. For the three months ended July 31, 2024, our gross profit was $214.5 million and our gross margin was 79.4%, compared to our gross profit of $194.4 million and our gross margin of 74.4% for the three months ended July 31, 2023. For the three months ended July 31, 2024, our operating income was $20.3 million and our operating margin was 7.5%, compared to our operating income of $9.9 million and our operating margin of 3.8% for the three months ended July 31, 2023. For the three months ended July 31, 2024, our net cash provided by operating activities was $36.3 million, an increase of 11% from our net cash provided by operating activities of $32.7 million for the three months ended July 31, 2023. For the three months ended July 31, 2024, our non-GAAP free cash flow was $32.7 million, an increase of 59% from our non-GAAP free cash flow of $20.6 million for the three months ended July 31, 2023.

To supplement our current period highlights, we present growth on a constant currency basis for revenue and remaining performance obligations. Growth on a constant currency basis is determined by comparing current period reported results with the current results calculated using the equivalent rates in the prior period.

Impact of Macroeconomic Factors on Our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including impacts from inflation, higher interest rates, slower growth, the stronger dollar versus foreign currencies, particularly the Japanese Yen, the ongoing Hamas-Israel and Russia-Ukraine conflicts and other changes in economic conditions, may adversely affect our results of operations and financial performance. During the three months ended July 31, 2024, in addition to headwinds from foreign exchange rate trends, we continued to see an impact from additional customer scrutiny being placed on larger deals and lower seat expansion rates due to the challenging macroeconomic environment. As a result, we have experienced, and may continue to experience, increased customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets related to services that we offer. While we believe IT budgets have tightened and some larger deals have required more scrutiny across verticals and geographies, we also believe we are well-positioned to execute through these dynamic times as Box's ICM platform enables enterprises to streamline their businesses, drive up productivity, reduce risk, and lower costs.

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

RPO as of July 31, 2024 was $1.272 billion, an increase of 12% from July 31, 2023. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites. The increase in RPO was also driven by the addition of new customers and the timing of customer-driven renewals. RPO growth was partially offset by a negative impact of 230 basis points from foreign currency exchange rates.

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

Billings for the three and six months ended July 31, 2024 were $256.4 million and $446.9 million, respectively, representing an increase of 10% for the three months ended July 31, 2024 and an increase of 5% for the six months ended July 31, 2024. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites, the addition of new customers, and the timing of customer-driven renewals. Billings growth for the three and six months ended July 31, 2024 was favorably impacted by 100 basis points and unfavorably impacted by 200 basis points, respectively, from foreign currency exchange rates.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
GAAP revenue	$270,039	$261,428	$534,697	$513,326
Deferred revenue, end of period	502,104	479,293	502,104	479,293
Less: deferred revenue, beginning of period	(513,572)	(507,385)	(586,871)	(566,630)
Contract assets, beginning of period	3,345	2,642	2,452	1,900
Less: contract assets, end of period	(5,481)	(3,477)	(5,481)	(3,477)
Billings	$256,435	$232,501	$446,901	$424,412

Non-GAAP Free Cash Flow

We define non-GAAP free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business.

Non-GAAP free cash flow for the three and six months ended July 31, 2024 was $32.7 million and $156.0 million, respectively, representing an increase of 59% and 21% from the three and six months ended July 31, 2023, respectively. The increase in non-GAAP free cash flow in both periods was primarily driven by the reduction in payments of finance lease liabilities due to our migration to the public cloud from our collocated data centers. The increase was also driven by the increase in cash flows from operating activities, which is described in more detail under Liquidity and Capital Resources below.

A calculation of non-GAAP free cash flow starting with net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
GAAP net cash provided by operating activities	$36,298	$32,676	$167,502	$157,606
Purchases of property and equipment, net of sale proceeds	2,897	1,574	4,317	(747)
Principal payments of finance lease liabilities	—	(9,071)	(2,141)	(18,952)
Capitalized internal-use software costs	(6,460)	(4,611)	(13,699)	(9,091)
Non-GAAP free cash flow	$32,735	$20,568	$155,979	$128,816

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

Our net retention rate was 102% and 103% as of July 31, 2024 and 2023, respectively. The decline in our net retention rate as of July 31, 2024 was primarily attributable to heightened budget scrutiny putting pressure on seat expansion within existing customers and increased partial customer churn. As our customers purchase add-on products or our bundled Enterprise Plus plan, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, are significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

Components of Results of Operations

Revenue

We derive our revenue primarily from three sources: (1) subscription revenue, which is comprised of subscription fees from customers who have access to our ICM platform including routine customer support; (2) revenue from customers purchasing our premier services package; and (3) revenue from professional services such as implementing best practice use cases, project management and implementation consulting services.

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

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Consolidated Statements of Operations Data:
Revenue	$270,039	$261,428	$534,697	$513,326
Cost of revenue (1)	55,513	67,013	113,765	128,664
Gross profit	214,526	194,415	420,932	384,662
Operating expenses:
Research and development (1)	65,445	63,316	128,118	125,834
Sales and marketing (1)	95,235	88,605	187,908	174,815
General and administrative (1)	33,566	32,619	66,619	65,803
Total operating expenses	194,246	184,540	382,645	366,452
Income from operations	20,280	9,875	38,287	18,210
Interest and other income, net	4,699	3,293	8,557	5,611
Income before provision for income taxes	24,979	13,168	46,844	23,821
Provision for income taxes	4,483	2,377	9,126	4,680
Net income	$20,496	$10,791	$37,718	$19,141
Accretion and dividend on series A convertible preferred stock	(4,310)	(4,307)	(8,550)	(8,531)
Undistributed earnings attributable to preferred stockholders	(1,845)	(740)	(3,313)	(1,209)
Net income attributable to common stockholders	$14,341	$5,744	$25,855	$9,401
Net income per share attributable to common stockholders
Basic	$0.10	$0.04	$0.18	$0.07
Diluted	$0.10	$0.04	$0.18	$0.06
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	144,070	144,248	144,678	144,490
Diluted	146,525	150,007	147,634	150,218

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2023	2024	2023
Cost of revenue	$4,731	$5,230	$9,352	$9,715
Research and development	19,676	18,722	37,495	35,724
Sales and marketing	19,173	17,546	36,956	32,864
General and administrative	11,531	11,848	22,470	22,320
Total stock-based compensation	$55,111	$53,346	$106,273	$100,623

Comparison of the Three and Six Months Ended July 31, 2024 and 2023

Revenue

	Three Months Ended
	July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue	$270,039	$261,428	$8,611	3%

The $8.6 million, or 3%, increase in revenue for the three months ended July 31, 2024 was primarily driven by seat growth in existing customers, continued strong attach rates of our multi-product Suites offerings, particularly Enterprise Plus, and strong growth in Japan. For the three months ended July 31, 2024, our Suites attach rate was 87% in deals over $100,000, an increase from 78% for the three months ended July 31, 2023. The increase was partially offset by the weakening of foreign currency exchange rates, which negatively impacted our revenue growth rate by 310 basis points, and customers partially churning their deployment with Box.

	Six Months Ended
	July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue	$534,697	$513,326	$21,371	4%

The $21.4 million, or 4%, increase in revenue for the six months ended July 31, 2024 was primarily driven by seat growth in existing customers, continued strong attach rates of our multi-product Suites offerings, particularly Enterprise Plus, and strong growth in Japan. The increase was partially offset by the weakening of foreign currency exchange rates, which negatively impacted our revenue growth rate by 290 basis points, and customers partially churning their deployment with Box.

Cost of Revenue

	Three Months Ended
	July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$55,513	$67,013	$(11,500)	-17%
Percentage of revenue	21%	26%
Gross margin	79.4%	74.4%

The $11.5 million, or 17%, decrease in cost of revenue for the three months ended July 31, 2024 was primarily due to decreases of $6.0 million in bandwidth and data center related expense and $6.0 million in depreciation expense due to the completion of our migration to the public cloud from our collocated data centers. Additionally, there was an increase of $2.6 million in gains related to the sale of data center assets and a decrease of $1.7 million in employee related costs driven by a 5% decrease in headcount. This decrease was partially offset by an increase of $5.2 million in public cloud infrastructure costs, driven by our migration to the public cloud from our collocated data centers. Cost of revenue as a percentage of revenue decreased 500 basis points year-over-year.

	Six Months Ended
	July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$113,765	$128,664	$(14,899)	-12%
Percentage of revenue	21%	25%
Gross margin	78.7%	74.9%

The $14.9 million, or 12%, decrease in cost of revenue for the six months ended July 31, 2024 was primarily due to decreases of $13.0 million in depreciation expense and $7.7 million in bandwidth and data center related expense due to the completion of our migration to the public cloud from our collocated data centers. Additionally, there was a decrease of $3.1 million in employee related costs driven by a 5% decrease in headcount, an increase of $2.5 million in gains related to the sale of data center assets, and a decrease of $1.3 million in amortization expense associated with acquired technology and capitalized internally developed software. This decrease was partially offset by an increase of $13.1 million in public cloud infrastructure costs, driven by our migration to the public cloud from our collocated data centers. Cost of revenue as a percentage of revenue decreased 400 basis points year-over-year.

Over time, we expect our cost of revenue to increase in absolute dollars but decrease as a percentage of revenue as we invest in public cloud hosting service optimization.

Research and Development

	Three Months Ended
	July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$65,445	$63,316	$2,129	3%
Percentage of revenue	24%	24%

The $2.1 million, or 3%, increase for the three months ended July 31, 2024 was primarily due to increases of $2.8 million and $1.7 million in employee related costs and stock-based compensation expense, respectively, driven by a 12% increase in headcount. The increased employee headcount and related costs are driven by the growth in lower cost regions. This increase was partially offset by an increase of $2.4 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue remained flat year-over-year.

	Six Months Ended
	July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$128,118	$125,834	$2,284	2%
Percentage of revenue	24%	25%

The $2.3 million, or 2%, increase for the six months ended July 31, 2024 was primarily due to increases of $3.8 million and $3.1 million in employee related costs and stock-based compensation expense, respectively, driven by a 12% increase in headcount. The increased employee headcount and related costs are driven by the growth in lower cost regions. This increase was partially offset by an increase of $4.7 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue decreased 100 basis points year-over-year.

We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our product offerings and services and increase research and development in lower cost regions.

Sales and Marketing

	Three Months Ended
	July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$95,235	$88,605	$6,630	7%
Percentage of revenue	35%	34%

The $6.6 million, or 7%, increase for the three months ended July 31, 2024 was primarily due to an increase of $2.8 million in marketing expenses, driven by increased costs related to marketing events. Additionally, there were increases of $1.6 million and $1.5 million in stock-based compensation expense and employee related costs, respectively, driven by a 4% increase in headcount, and $0.4 million in consulting services costs. Sales and marketing expenses as a percentage of revenue increased 100 basis points year-over-year.

	Six Months Ended
	July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$187,908	$174,815	$13,093	7%
Percentage of revenue	35%	34%

The $13.1 million, or 7%, increase for the six months ended July 31, 2024 was primarily due to an increase of $5.1 million in marketing expenses, driven by increased costs related to marketing events. Additionally, there were increases of $4.0 million and $2.2 million in stock-based compensation expense and employee related costs, respectively, driven by a 4% increase in headcount, and $1.1 million in office related costs. Sales and marketing expenses as a percentage of revenue increased 100 basis points year-over-year.

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

General and Administrative

	Three Months Ended
	July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$33,566	$32,619	$947	3%
Percentage of revenue	12%	12%

The $0.9 million, or 3%, increase for the three months ended July 31, 2024 was primarily due to an increase of $1.2 million in employee related costs, driven by a 6% increase in headcount, partially offset by an increase of $0.4 million in capitalized software costs. General and administrative expense as a percentage of revenue remained flat year-over-year.

	Six Months Ended
	July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$66,619	$65,803	$816	1%
Percentage of revenue	12%	13%

The $0.8 million, or 1%, increase for the six months ended July 31, 2024 was primarily due to an increase of $2.0 million in employee related costs, driven by a 6% increase in headcount, partially offset by a decrease of $1.2 million in subscription software contract expense. General and administrative expense as a percentage of revenue decreased 100 basis points year-over-year.

We expect our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we benefit from greater operational scale and efficiency.

Interest and Other Income, Net

	Three Months Ended
	July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$4,699	$3,293	$1,406	43%

The $1.4 million increase for the three months ended July 31, 2024 was primarily due to an increase of $0.7 million in foreign currency gains and an increase of $0.6 million in interest income from our certificates of deposit, money market funds, and short-term investments due to a higher interest rate environment and higher cash and short-term investment balances.

	Six Months Ended
	July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$8,557	$5,611	$2,946	53%

The $2.9 million increase for the six months ended July 31, 2024 was primarily due to an increase of $1.7 million in interest income from our certificates of deposit, money market funds, and short-term investments due to a higher interest rate environment and higher cash and short-term investment balances, a decrease of $0.8 million in foreign currency losses, and a decrease of $0.6 million in interest expense related to our finance leases.

Provision for Income Taxes

	Three Months Ended
	July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$4,483	$2,377	$2,106	89%

The $2.1 million, or 89%, increase for the three months ended July 31, 2024 was primarily due to an increase of $1.2 million in foreign non-cash deferred tax expense as a result of the release of the valuation allowance on our U.K. deferred tax assets in the fourth quarter of fiscal year 2024 and $0.9 million in higher foreign tax expenses as a result of increased profitability.

	Six Months Ended
	July 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$9,126	$4,680	$4,446	95%

The $4.4 million, or 95%, increase for the six months ended July 31, 2024 was primarily due to an increase of $3.5 million in foreign non-cash deferred tax expense as a result of the release of the valuation allowance on our U.K. deferred tax assets in the fourth quarter of fiscal year 2024 and $1.1 million in higher foreign tax expenses as a result of increased profitability.

Liquidity and Capital Resources

As of July 31, 2024, we had cash and cash equivalents, restricted cash, and short-term investments of $483.3 million. During the six months ended July 31, 2024, we generated operating cash flow of $167.5 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents, and short-term investments, together with our credit facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, public cloud obligations, repayment or refinancing of our debt obligations, settlement of our convertible senior notes and convertible preferred stock, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the six months ended July 31, 2024 and 2023, our cash flows were as follows (in thousands):

	Six Months Ended
	July 31,
	2024	2023
Net cash provided by operating activities	$167,502	$157,606
Net cash provided by (used in) investing activities	15,648	(25,059)
Net cash used in financing activities	(157,102)	(160,057)

Operating Activities

For the six months ended July 31, 2024, cash provided by operating activities was $167.5 million. The primary factors affecting our operating cash flow during this period were our net income of $37.7 million, stock-based compensation of $106.3 million, amortization of deferred commissions of $26.5 million, and depreciation and amortization of our property and equipment, capitalized software, and intangible assets of $10.0 million. Cash provided by operating activities during the six months ended July 31, 2024 was further adjusted by net cash outflows of $15.4 million due to changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $82.5 million decrease in deferred revenue from revenue recognition, partially offset by billings, a $19.3 million increase in deferred commissions resulting from capitalization of incremental commissions paid to our sales force, a $15.3 million decrease in operating lease liabilities due to recurring lease payments, and a $14.4 million decrease in accounts payable, accrued expenses and other liabilities primarily due to payments made in the period. These cash outflows were partially offset by a $103.3 million decrease in accounts receivables primarily due to timing of our cash collections and a $13.4 million decrease in operating right-of-use assets due to amortization.

Investing Activities

Cash provided by investing activities of $15.6 million for the six months ended July 31, 2024 was primarily driven by $79.5 million in maturities and sales of short-term investments and $6.0 million in proceeds from sales of property, partially offset by $56.5 million in purchases of short-term investments, $11.7 million in capitalized internally developed software costs, and $1.7 million of fixed asset purchases.

Financing Activities

Cash used in financing activities of $157.1 million for the six months ended July 31, 2024 was primarily driven by $138.7 million in repurchases of our common stock, $37.8 million of employee payroll taxes paid related to net share settlement of stock awards, $7.5 million of dividend payments to preferred stockholders, and $2.1 million of principal payments of finance lease liabilities. This was partially offset by $15.7 million from issuances of common stock under our employee equity plans and $15.4 million proceeds from exercise of stock options.

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

Share Repurchase Plan

Our Board of Directors has authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions. During the three months ended July 31, 2024, we repurchased 3.9 million shares at a weighted average price of $26.25 per share for a total amount of $101.9 million. During the six months ended July 31, 2024, we repurchased 5.3 million shares at a weighted average price of $26.48 per share for a total amount of $139.1 million. As of July 31, 2024, $24.6 million remained authorized and available for additional repurchases.

On August 25, 2024, our Board of Directors authorized an expansion of the share repurchase plan. Under this expansion, an additional $100 million of our Class A common stock may be repurchased in open market transactions through August 25, 2025.

Off-Balance Sheet Arrangements

Through July 31, 2024, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces, (ii) purchase obligations not recognized on the condensed consolidated balance sheet as of July 31, 2024, which relate primarily to public cloud hosting services and IT software and support services, and (iii) debt, including obligations under both our June 2023 Facility and Convertible Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 4, 5, and 6, respectively, in Part I, Item 1. Financial Statements.

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

There have been no material changes to our critical accounting estimates during the six months ended July 31, 2024 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2024.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $483.3 million as of July 31, 2024. Our cash and cash equivalents and short-term investments primarily consist of overnight cash deposits, money market funds, U.S. treasury securities, certificates of deposit and non-U.S. government issued securities. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

Interest rate risk also reflects our exposure to movements in interest rates associated with the June 2023 Facility. As of July 31, 2024, we had total debt outstanding with a gross carrying amount of $30.0 million which approximates fair value. The revolving loans accrue interest at a SOFR rate plus a margin ranging from 1.45% to 1.95%.

Effective September 5, 2019, we entered into a swap agreement with Wells Fargo Bank, National Association (the "Swap Agreement") in order to minimize our interest rate risk exposure due to the volatility of the London Interbank Offered Rate (LIBOR). Effective June 5, 2023, we amended the terms of the Swap Agreement to update our borrowing benchmark from LIBOR to SOFR, in line with our June 2023 Facility. Under the Swap Agreement, we have hedged a portion of the variable interest payments of our debt by effectively fixing our interest payments over the five-year term of the agreement. As of July 31, 2024, our interest rate swap had a notional value of $30.0 million.

A hypothetical change in interest rates of 100 basis points after July 31, 2024 would not have a material impact on the combined net fair value of our outstanding debt and Swap Agreement.

Foreign Currency Risk

Approximately one-third of our revenue is represented by customer contracts denominated in foreign currencies, which include the Japanese Yen, Euro, and British Pound. As our foreign operations continue to grow, specifically in Japan, we have increasing exposure to fluctuations in foreign currency exchange rates.

These fluctuations can result in fluctuations in our total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon translation of these amounts into U.S. dollars. For the three and six months ended July 31, 2024, total revenue was unfavorably impacted by approximately 310 basis points and 290 basis points, respectively, compared to the corresponding prior period. For the three and six months ended July 31, 2024, total operating expenses were favorably impacted by approximately 30 and 10 basis points, respectively, compared to corresponding prior periods.

Additionally, our international subsidiaries maintain certain asset and liability balances as well as operating expenses that are denominated in foreign currencies other than the functional currency and as a result, may cause us to recognize transaction gains and losses in our statement of operations impacting our operating expenses which are recognized in interest and other income, net on our condensed consolidated statements of operations. For all periods presented, foreign currency exchange gains and losses were not material.

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

The market for cloud content management services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater brand recognition, longer operating histories, and significantly greater resources than we do. Our primary competitors in the enterprise content management market include Microsoft (SharePoint) and OpenText (Documentum). In the enterprise file sync and share market, our primary competitors include Microsoft (OneDrive), Google (Drive) and, to a lesser extent, Dropbox. We also compete with companies in the e-signature, content collaboration, workflow automation, artificial intelligence, and security and governance markets. With the introduction of new technologies and market entrants, we expect competition to intensify in the future and our primary competitors may change. For example, disruptive technologies such as generative AI may fundamentally alter the market for our services in unpredictable ways, including reduced customer demand and increased costs of doing business. If we fail to compete effectively, our business will be harmed. Some of our competitors offer their products or services at lower prices or for free as part of a broader bundled product sale or enterprise license arrangement, which has placed pricing pressure on our business. If we are unable to achieve our target pricing levels, our operating results will be negatively impacted. For us to compete effectively, we need to introduce new products and services in a timely and cost-effective manner, meet customer expectations and needs at prices that customers are willing to pay, and continue to enhance the features and functionalities of our cloud content management platform. In addition, pricing pressures and increased competition could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

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

To improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Our net retention rate has fluctuated from period to period and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 102% and 103% as of July 31, 2024 and 2023, respectively.

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

In addition, our business growth depends in part on our customers expanding their use of our services. The use of our cloud content management platform often expands within an organization as new users are added or as additional services are purchased by or for other departments within an organization. Further, as we have introduced new services throughout our operating history, our existing customers have constituted a significant portion of the users of such services, including our recent Box AI offerings. If our customers do not expand their use of our services, our operating results may be adversely affected.

If the market for cloud-based enterprise services declines or develops more slowly than we expect, our business could be adversely affected.

Since we derive, and expect to continue to derive, substantially all of our revenue and cash flows from sales of our cloud content management solutions, our success will depend to a substantial extent on the widespread adoption of cloud computing in general and of cloud-based content management services in particular. Many organizations have invested substantial personnel and financial resources to integrate traditional enterprise software into their organizations and may be reluctant or unwilling to migrate to a cloud-based model for managing their content. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the cloud computing market or the entry of competitive services. The expansion of the cloud content management market depends on a number of factors, including the cost, performance and perceived value associated with cloud computing, as well as the ability of companies that provide cloud-based services to address security and privacy concerns. If there is a reduction in demand for cloud-based services, it could result in decreased revenue, harm our growth rates, and adversely affect our business and operating results.

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

To improve our operating results and continue growing our business, it is important that we continue to attract new customers and expand deployment of our solutions and products with existing customers. To the extent we are successful in increasing our customer base, we could incur increased losses because costs associated with new customers are generally incurred up front, while revenue is recognized ratably over the term of our subscription services. Alternatively, to the extent we are unsuccessful in increasing our customer base, we could also incur increased losses as costs associated with marketing programs and new products intended to attract new customers would not be offset by incremental revenue and cash flow. Changes in economic conditions may financially impact our existing and prospective customers and cause them to delay or reduce their technology spending, which may adversely affect our ability to attract new customers. For example, our business continues to be impacted by pressure from customers’ lower headcount growth and greater budget scrutiny on IT decisions. All of these factors could negatively impact our future revenue and operating results.

Adverse economic conditions have in the past and may in the future result in reduced sales, longer sales cycles, reduced renewal rates, slower adoption of new technologies and increased price competition, any of which could negatively impact our business.

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The United States and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect the industries to which we sell our services. An economic downturn, recession, or uncertainty about economic conditions, including volatility in the credit, equity and foreign exchange markets, inflation, rising interest rates, potential United States (U.S.) sovereign default, bank failures and financial instability, ongoing supply chain disruptions, unemployment trends, the adverse effects of pandemics and geopolitical issues, such as the Hamas-Israel and Russia-Ukraine conflicts, could cause customers to delay or reduce their information technology spending. This has in the past and may in the future result in reduced sales, longer sales cycles, reduced renewal rates, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. We continue to face challenges from customers scrutinizing deals more closely due to the economic environment. In addition, there can be no assurance that enterprise content management and collaboration spending levels will increase following any recovery.

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

Issues relating to the use of new and evolving technologies such as generative AI powered by large language models and machine learning that we integrate into our product offerings may cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. For example, the European Parliament adopted legislation, the EU AI Act on March 13, 2024, that imposes significant obligations related to the use of AI systems and is anticipated to be augmented by secondary legislation in the European Union. Additionally, on October 30, 2023, President Biden issued a robust Executive Order on AI (“EO 14110”) with the goal of promoting safe, secure, and trustworthy development and use of AI. EO 14110 may ultimately create certain de facto standards and practices given the size and influence of the U.S. government as a customer to major tech companies, like Box. Furthermore, in the U.S Senate, committees of jurisdiction passed several AI bills that establish additional industry standards and further impose significant obligations in relation to the use of AI systems. On the state level, several U.S. states have considered AI legislation, including California, which aims to reduce risk associated with the use of AI; while certain states have passed comprehensive AI legislation, such as the Colorado AI Act, which will go into effect in February 2026. Developing, testing, and deploying third-party AI systems may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our margins and adversely affect our business and operating results. Our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

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

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the relative value of the U.S. dollar and foreign currencies, particularly the Japanese Yen, and to a lesser extent, the British pound and the Euro, may impact our operating results. For example, the Japanese Yen has experienced a decline in value vis-à-vis the U.S. dollar, which negatively affected our results of operations during the year ended January 31, 2024 and the six months ended July 31, 2024 and could continue to negatively impact our results of operations in future periods. We currently primarily manage our exchange rate risk by maintaining offsetting foreign currency assets and liabilities and by minimizing non-U.S. dollar cash balances, and we have begun implementing hedging programs in fiscal year 2025 to further mitigate the risk of exchange rate fluctuations. Such practices may not ultimately be available and/or effective at mitigating the foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, any hedging strategies we deploy are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be negatively affected in the future.

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

We generated net income of $129.0 million and $26.8 million during the years ended January 31, 2024 and 2023, respectively, and incurred a net loss of $41.5 million during the year ended January 31, 2022. We generated net income of $37.7 million in the six months ended July 31, 2024. As of July 31, 2024, we had an accumulated deficit of $1.2 billion. The accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers and may incur additional expenses as we make investments to scale our business. Further, it is difficult to predict the size and growth rate of our market, customer demand for our platform and for any new features or products we develop, and the success of competitive products or services. As a result, we may not sustain profitable growth in future periods.

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

We cannot guarantee that any security measures that we or third parties on which we rely have implemented will be completely effective against current or future security threats, or that our systems and networks or those of such third parties have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain bugs, vulnerabilities, or compromised code that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us or our products or services. Given that our customers manage significant amounts of sensitive and proprietary information on our platform, and many of our customers are in heavily regulated industries where there may be a greater concentration of sensitive and proprietary data, our reputation and market position are particularly sensitive to impacts from actual or perceived security breaches or incidents, security vulnerabilities, or concerns regarding security. If our security measures or those of third parties on which we rely are or are believed to be inadequate or breached or otherwise compromised as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques, improper user configuration or otherwise, and this results in, or is believed to result in, unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of our data or our customers’ data, or any other disruption of the confidentiality, integrity or availability of our data or our customers’ data, we could incur significant liability to various parties, including our customers and individuals or organizations whose information is stored by our customers, and our business, reputation or competitive position may be harmed. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents or vulnerabilities. We have observed increased levels of sophistication in the types of techniques, including social engineering techniques, that malicious third parties may use in an attempt to gain access to our or our users’ data. Due to the Hamas-Israel and Russia-Ukraine conflicts, or other areas of geopolitical tension around the world, we and the third parties on which we rely are vulnerable to a heightened risk of cybersecurity attacks, social engineering attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our supply chain and our systems, operations and platform. Additionally, many of our personnel and personnel of the third parties on which we rely work remotely at least part of the time, which imposes additional risks to our business, including increased risk of industrial espionage, theft of assets, phishing, and other cybersecurity attacks, and inadvertent or unauthorized access to or dissemination of sensitive, proprietary, or confidential information. We also expect to incur significant costs in our ongoing efforts to detect and prevent security breaches and other security-related incidents, and in the event of actual or perceived security breaches or other security-related incidents. Additionally, our service providers and other third parties on which we rely may suffer, or be perceived to suffer, data security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

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

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and amended and expanded the CCPA. The CPRA’s substantive provisions became effective on January 1, 2023, and the newly formed California Privacy Protection Agency began its rulemaking process to adopt proposed regulations, with an enforcement date of March 29, 2024. Our CPRA compliance efforts are subject to change and may result in continued uncertainty and require additional costs and expenses to ensure readiness, compliance and decrease risks. Further, other states have been considering, and in some cases enacting, laws relating to privacy and cybersecurity, many of which are comprehensive privacy statutes imposing obligations similar to the CCPA and CPRA. For example, laws enacted in Virginia, Colorado, Utah, Texas, and Oregon are currently effective, Montana has enacted such legislation that becomes effective on October 1, 2024, and laws enacted in Delaware, Tennessee, Iowa, Indiana, Maryland, Nebraska, New Hampshire, New Jersey, Kentucky, Minnesota, and Rhode Island will become effective between 2025 and 2026. Other U.S. states, including Pennsylvania, Massachusetts, and North Carolina, are anticipated to follow suit. Other states have also enacted privacy laws relating to particular subject matter, such as Washington's enactment of the My Health, My Data Act, which includes a private right of action. Efforts to comply with these laws and related fluctuations in laws relating to privacy and cybersecurity at the federal, state and local levels may impact readiness and compliance, along with the potential to incur additional costs. We cannot fully predict the impact of these laws and other proposed federal and state laws relating to privacy and cybersecurity on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

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

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, such as alliance partners, resellers, distributors, system integrators and developers. For example, we have entered into agreements with partners such as Adobe, Apple, Carahsoft, Cisco, Cloudflare, Guidewire, Google, IBM, Macnica, Microsoft, Mitsui Knowledge Industry, Okta, Oracle-Netsuite, Palo Alto Networks, Salesforce, ServiceNow, Slack, USDM, Zoom and Zscaler to market, resell, or integrate with our services. Identifying partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources.

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

We have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our services and grow our business. For example, in December 2023, we acquired Crooze Corporation, a provider of no-code enterprise content management applications built on the Box platform, and in August 2024, we acquired the intelligent document processing technology of Alphamoon. We may not be able to successfully complete or integrate identified acquisitions. Moreover, we may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition. The risks we face in connection with acquisitions include:

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

We repurchase shares of our Class A common stock in open market transactions from time to time pursuant to publicly announced stock repurchase program approved by our Board of Directors. During fiscal year 2024, we repurchased 6.6 million shares for a total amount of $177.0 million and during fiscal year 2023, we repurchased 10.2 million shares for a total amount of $266.7 million. For the six months ended July 31, 2024, we repurchased 5.3 million shares for a total amount of $139.1 million. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices, and we are not obligated to repurchase a specified number or dollar value of shares. As a result, there can be no guarantee around the timing or volume of our share repurchases. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

Our ability to make required cash payments in connection with conversions of the Convertible Notes, repurchase the Convertible Notes in the event of a fundamental change, or to repay or refinance the Convertible Notes will depend on market conditions and our past and expected future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Convertible Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses, and while we were profitable in fiscal year 2024, we may continue to incur significant losses in the future. As a result, we may not have enough available cash or be able to obtain financing, or financing at acceptable terms, at the time we are required to repurchase or repay the Convertible Notes or pay cash with respect to Convertible Notes being converted.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended July 31, 2024 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2024 to May 31, 2024	2,115	$26.41	2,115	$70,584
June 1, 2024 to June 30, 2024	917	$25.82	917	$46,889
July 1, 2024 to July 31, 2024	848	$26.33	848	$24,569
Total	3,880		3,880

(1)
On March 5, 2024, we announced that our Board of Directors authorized the repurchase of an additional $100 million shares of our Class A Common Stock. During the three months ended July 31, 2024, we repurchased 3.9 million shares at a weighted average price of $26.25 per share for a total amount of $101.9 million. We have entered into pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act to effect such repurchases. On August 25, 2024, our Board of Directors authorized a $100 million expansion of the share repurchase plan. The authorized repurchase plan will expire on August 25, 2025.

Items 3 and 4 are not applicable and have been omitted.

Item 5. OTHER INFORMATION

During the three months ended July 31, 2024, the following directors and officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows.

On July 9, 2024, Bethany Mayer, the Chair of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Rule 10b5-1 trading arrangement allows for the sale of up to 5,123 shares of our Class A common stock, commencing on October 8, 2024 and continuing until all shares are sold or July 31, 2025, whichever comes first.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended July 31, 2024.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Box, Inc. Amended and Restated 2015 Equity Incentive Plan, effective July 2, 2024.	8-K	001-36805	10.1	July 5, 2024

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates a management contract or compensatory plan or arrangement.

† The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Box, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 30, 2024

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)