Form 10-Q
period 2024-10-31
BOX INC
filed 2024-12-04
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 30, 2024, the number of shares of the registrant’s Class A common stock outstanding was 143,703,769.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of October 31, 2024 and January 31, 2024	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2024 and 2023	6
	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended October 31, 2024 and 2023	7
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit for the Three and Nine Months Ended October 31, 2024 and 2023	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2024 and 2023	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 5.	Other Information	61
Item 6.	Exhibits	62
	Signatures	63

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	October 31,	January 31,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$608,765	$383,742
Short-term investments	89,150	96,948
Accounts receivable, net	188,495	281,487
Deferred commissions	43,192	45,817
Other current assets	32,988	34,186
Total current assets	962,590	842,180
Operating lease right-of-use assets, net	83,283	99,354
Goodwill	78,733	76,750
Deferred commissions, non-current	57,470	63,541
Deferred tax assets	72,352	75,665
Other long-term assets	99,892	83,673
Total assets	$1,354,320	$1,241,163
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$53,416	$52,737
Accrued compensation and benefits	32,629	36,872
Operating lease liabilities	25,590	26,812
Deferred revenue	475,469	562,859
Total current liabilities	587,104	679,280
Debt, net, non-current	651,675	370,822
Operating lease liabilities, non-current	75,992	94,165
Other liabilities, non-current	25,754	35,863
Total liabilities	1,340,525	1,180,130
Commitments and contingencies (Note 5)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares authorized, issued and outstanding as of October 31 and January 31, 2024	493,677	492,095
Stockholders’ deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 143,949 shares and 144,353 shares issued and outstanding as of October 31 and January 31, 2024, respectively	14	14
Additional paid-in capital	686,216	785,374
Accumulated other comprehensive loss	(9,959)	(9,686)
Accumulated deficit	(1,156,153)	(1,206,764)
Total stockholders’ deficit	(479,882)	(431,062)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,354,320	$1,241,163

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Revenue	$275,913	$261,537	$810,610	$774,863
Cost of revenue	55,556	69,227	169,321	197,891
Gross profit	220,357	192,310	641,289	576,972
Operating expenses:
Research and development	67,865	61,026	195,983	186,860
Sales and marketing	95,407	87,930	283,315	262,745
General and administrative	33,674	31,975	100,293	97,778
Total operating expenses	196,946	180,931	579,591	547,383
Income from operations	23,411	11,379	61,698	29,589
Interest and other (expense) income, net	(6,119)	1,801	2,438	7,412
Income before provision for income taxes	17,292	13,180	64,136	37,001
Provision for income taxes	4,399	2,524	13,525	7,204
Net income	$12,893	$10,656	$50,611	$29,797
Accretion and dividend on series A convertible preferred stock	(4,282)	(4,280)	(12,832)	(12,811)
Undistributed earnings attributable to preferred stockholders	(985)	(729)	(4,302)	(1,938)
Net income attributable to common stockholders	$7,626	$5,647	$33,477	$15,048
Net income per share attributable to common stockholders
Basic	$0.05	$0.04	$0.23	$0.10
Diluted	$0.05	$0.04	$0.23	$0.10
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	143,479	143,915	144,275	144,296
Diluted	149,071	147,625	148,002	149,351

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Net income	$12,893	$10,656	$50,611	$29,797
Other comprehensive income (loss):
Net foreign currency translation loss	(205)	(2,960)	(469)	(3,250)
Other	905	(249)	196	(428)
Other comprehensive income (loss):	700	(3,209)	(273)	(3,678)
Comprehensive income	$13,593	$7,447	$50,338	$26,119

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Three Months Ended October 31, 2024
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of July 31, 2024	500	$493,145	143,228	$14	$740,292	$(10,659)	$(1,169,046)	$(439,399)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,724	—	(9,256)	—	—	(9,256)
Stock-based compensation related to stock awards	—	—	—	—	54,159	—	—	54,159
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	532	—	—	(4,282)	—	—	(4,282)
Repurchases of common stock	—	—	(1,003)	—	(29,923)	—	—	(29,923)
Induced conversion of convertible notes	—	—	—	—	(42,601)	—	—	(42,601)
Purchase of capped calls related to convertible notes	—	—	—	—	(52,486)	—	—	(52,486)
Settlement of capped calls related to convertible notes	—	—	—	—	30,313	—	—	30,313
Other comprehensive income	—	—	—	—	—	700	—	700
Net income	—	—	—	—	—	—	12,893	12,893
Balance as of October 31, 2024	500	$493,677	143,949	$14	$686,216	$(9,959)	$(1,156,153)	$(479,882)

	Three Months Ended October 31, 2023
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of July 31, 2023	500	$491,021	144,045	$14	$787,211	$(7,534)	$(1,316,655)	$(536,964)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,844	—	(5,093)	—	—	(5,093)
Stock-based compensation related to stock awards	—	—	—	—	50,237	—	—	50,237
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	530	—	—	(4,280)	—	—	(4,280)
Repurchases of common stock	—	—	(1,945)	—	(51,762)	—	—	(51,762)
Other comprehensive loss	—	—	—	—	—	(3,209)	—	(3,209)
Net income	—	—	—	—	—	—	10,656	10,656
Balance as of October 31, 2023	500	$491,551	143,944	$14	$776,313	$(10,743)	$(1,305,999)	$(540,415)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Nine Months Ended October 31, 2024
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2024	500	$492,095	144,353	$14	$785,374	$(9,686)	$(1,206,764)	$(431,062)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	5,853	1	(16,009)	—	—	(16,008)
Stock-based compensation related to stock awards	—	—	—	—	163,576	—	—	163,576
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	1,582	—	—	(12,832)	—	—	(12,832)
Repurchases of common stock	—	—	(6,257)	(1)	(169,119)	—	—	(169,120)
Induced conversion of convertible notes	—	—	—	—	(42,601)	—	—	(42,601)
Purchase of capped calls related to convertible notes	—	—	—	—	(52,486)	—	—	(52,486)
Settlement of capped calls related to convertible notes	—	—	—	—	30,313	—	—	30,313
Other comprehensive loss	—	—	—	—	—	(273)	—	(273)
Net income	—	—	—	—	—	—	50,611	50,611
Balance as of October 31, 2024	500	$493,677	143,949	$14	$686,216	$(9,959)	$(1,156,153)	$(479,882)

	Nine Months Ended October 31, 2023
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2023	500	$489,990	144,301	$14	$818,996	$(7,065)	$(1,335,796)	$(523,851)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	5,403	1	(30,928)	—	—	(30,927)
Stock-based compensation related to stock awards	—	—	—	—	158,293	—	—	158,293
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	1,561	—	—	(12,811)	—	—	(12,811)
Repurchases of common stock	—	—	(5,760)	(1)	(157,237)	—	—	(157,238)
Other comprehensive loss	—	—	—	—	—	(3,678)	—	(3,678)
Net income	—	—	—	—	—	—	29,797	29,797
Balance as of October 31, 2023	500	$491,551	143,944	$14	$776,313	$(10,743)	$(1,305,999)	$(540,415)

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,611	$29,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,910	38,996
Stock-based compensation expense	161,857	151,517
Amortization of deferred commissions	39,377	40,803
Induced conversion expense	10,139	—
Other	(2,496)	2,729
Changes in operating assets and liabilities:
Accounts receivable, net	90,764	93,280
Deferred commissions	(30,860)	(28,361)
Operating lease right-of-use assets, net	18,171	26,302
Other assets	(26)	707
Accounts payable, accrued expenses and other liabilities	(10,519)	(9,138)
Operating lease liabilities	(21,658)	(35,731)
Deferred revenue	(91,186)	(81,513)
Net cash provided by operating activities	230,084	229,388
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(90,676)	(106,389)
Maturities of short-term investments	97,396	79,000
Sales of short-term investments	3,567	—
Purchases of property and equipment	(1,945)	(4,461)
Proceeds from sales of property and equipment	8,395	1,671
Capitalized internal-use software costs	(19,031)	(12,362)
Other	(3,525)	(190)
Net cash used in investing activities	(5,819)	(42,731)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net of issuance costs	448,953	—
Partial repurchase of convertible notes	(191,713)	—
Purchase of capped calls related to convertible notes	(52,486)	—
Settlement of capped calls related to convertible notes	30,313	—
Repurchases of common stock	(168,651)	(155,922)
Principal payments on borrowings	(30,000)	—
Payments of dividends to preferred stockholders	(11,250)	(11,193)
Proceeds from exercise of stock options	16,170	1,157
Proceeds from issuances of common stock under employee stock purchase plan	25,910	26,860
Employee payroll taxes paid for net settlement of stock awards	(58,089)	(58,298)
Principal payments of finance lease liabilities	(2,141)	(26,131)
Other	(2,022)	(3,989)
Net cash provided by (used in) financing activities	4,994	(227,516)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,470)	(9,710)
Net increase (decrease) in cash, cash equivalents, and restricted cash	225,789	(50,569)
Cash, cash equivalents, and restricted cash, beginning of period(1)	384,257	429,040
Cash, cash equivalents, and restricted cash, end of period(1)	$610,046	$378,471

(1)
Restricted cash is included in other current assets in the condensed consolidated balance sheets for the periods presented.

See notes to condensed consolidated financial statements.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

We were incorporated in the state of Washington in April 2005, and were reincorporated in the state of Delaware in March 2008. Box provides a leading intelligent content management platform that enables organizations of all sizes to securely manage cloud content while allowing easy, secure access and sharing of this content from anywhere, on any device.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Box and its wholly owned subsidiaries, have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements.

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

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of October 31, 2024 and January 31, 2024, no single customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of our revenue for the three and nine months ended October 31, 2024 and 2023.

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

Geographic Locations

For the three and nine months ended October 31, 2024, revenue attributable to customers in the United States was 64% and 65%, respectively, and revenue attributable to customers in Japan was 24% and 23%, respectively. For the three and nine months ended October 31, 2023, revenue attributable to customers in the United States was 65% and 66%, respectively, and revenue attributable to customers in Japan was 21%.

As of October 31, 2024 and January 31, 2024, substantially all of our property and equipment was located in the United States.

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

There have been no other material changes to our significant accounting policies and estimates during the nine months ended October 31, 2024 from those disclosed in our Form 10-K for the year ended January 31, 2024. Additionally, we have a single reporting segment and all required segment information can be found in the condensed consolidated financial statements.

Recently Adopted and Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about the types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions in the statement of operations. For interim and annual reporting periods, entities will be required to provide this information in tabular format in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the new standard on our condensed consolidated financial statement disclosures.

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impact of the new standard on our condensed consolidated financial statement disclosures.

Note 2. Revenue

Deferred Revenue

Deferred revenue was $491.3 million and $586.9 million as of October 31, 2024 and January 31, 2024, respectively. During the three months ended October 31, 2024 and 2023, we recognized $225.4 million and $212.9 million of revenue that was included in the deferred revenue balance as of July 31, 2024 and 2023, respectively. During the nine months ended October 31, 2024 and 2023, we recognized $512.1 million and $491.4 million of revenue that was included in the deferred revenue balance as of January 31, 2024 and 2023, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of October 31, 2024, we had remaining performance obligations from contracts with customers of $1.3 billion. We expect to recognize revenue on 57% of these remaining performance obligations over the next 12 months, with the substantial majority of the remaining balance expected to be recognized within 24 months.

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

Financial assets subject to the fair value disclosure requirements are included in the tables below. All of our financial assets are classified as Level 1. The estimated fair value of cash equivalents and short-term investments were as follows (in thousands):

	October 31,	January 31,
	2024	2024
Cash equivalents:
Money market funds	$95,482	$189,268
U.S. treasury securities	1,543	—
Total cash equivalents	97,025	189,268
Short-term investments:
U.S. treasury securities	89,150	61,484
Non-U.S. government issued securities	—	5,464
Total short-term investments (1)	89,150	66,948
Total cash equivalents and short-term investments (1)	$186,175	$256,216

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

As of October 31, 2024, contractual maturities of our cash equivalents and short-term investments were as follows (in thousands):

October 31,
2024
Due within one year	$181,208
Due between one to five years	4,967
Total	$186,175

As of October 31, 2024, we do not consider any portion of the unrealized losses to be credit losses.

Fair Value Measurements of Other Financial Instruments

In September 2024, we issued $460.0 million aggregate principal amount of 1.50% convertible senior notes due September 15, 2029 (the “2029 Convertible Notes”). In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026 (the “2026 Convertible Notes” and together with the 2029 Convertible Notes, the “Convertible

Notes”). Using the proceeds from the issuance of the 2029 Convertible Notes, we entered into separate and privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $140.0 million aggregate principal amount of the 2026 Convertible Notes, which were completed simultaneously with the new convertible debt offering. The estimated fair values of the Convertible Notes, which we have classified as Level 2 financial instruments, were determined using observable market prices. As of October 31, 2024, the estimated fair value of the 2029 Convertible Notes and 2026 Convertible Notes was $453.0 million and $265.6 million, respectively, and as of January 31, 2024, the estimated fair value of the 2026 Convertible Notes was $392.1 million.

During the nine months ended October 31, 2024, we entered into foreign currency forward contracts to hedge monetary assets and liabilities denominated in non-functional currencies. These foreign currency forward contracts are recorded at fair value and have maturities of 12 months or less. As of October 31, 2024, we had foreign currency forward contracts not designated as hedging instruments with a total notional value of $72.3 million. Our foreign currency forward contracts are classified as Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. As of October 31, 2024, the gross fair value of these foreign currency forward contracts was $2.6 million, recognized in other current assets in the condensed consolidated balance sheet. The losses recognized for these foreign currency forward contracts were not material for the three and nine months ended October 31, 2024. As of January 31, 2024, we did not have foreign currency forward contracts.

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

We sublease certain floors of our Redwood City and London offices. Our current subleases have total lease terms ranging from 13 to 48 months that will expire at various dates by fiscal year 2029.

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Finance lease cost:
Amortization of finance lease right-of-use assets	$—	$8,528	$374	$20,342
Interest on finance lease liabilities	—	102	12	729
Operating lease cost, gross	6,414	12,257	23,158	37,650
Variable lease cost, gross	1,867	2,228	5,347	6,883
Sublease income	(1,427)	(1,673)	(4,362)	(5,044)
Total lease cost	$6,854	$21,442	$24,529	$60,560

As of October 31, 2024, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)
2025	$8,004
2026	30,392
2027	28,842
2028	25,193
2029	12,101
Thereafter	10,933
Total lease payments	$115,465
Less: imputed interest	$(13,883)
Present value of total lease liabilities	$101,582

(1)
Non-cancellable sublease proceeds for the remainder of the year ending January 31, 2025 and the years ending January 31, 2026, 2027, 2028 and 2029 of $0.9 million, $2.6 million, $2.2 million, $2.2 million, and $0.6 million, respectively, are not included in the table above.

As of October 31, 2024, we had one operating lease for an office space that has not yet commenced. This operating lease has aggregated undiscounted future payments of $20.0 million and a lease term of nine years. This operating lease is estimated to commence during fiscal year 2026.

Note 5. Commitments and Contingencies

Letters of Credit

As of October 31, 2024 and January 31, 2024, we had letters of credit in the aggregate amount of $11.2 million and $11.4 million, respectively, in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 6.

Purchase Obligations

Our purchase obligations relate primarily to public cloud hosting services and IT software and support services costs and have terms ranging from two to eight years. As of October 31, 2024, future minimum payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Years ending January 31:
Remainder of 2025	$1,028
2026	14,753
2027	241,250
2028	1,134
2029	355
Total	$258,520

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of October 31, 2024.

Note 6. Debt

Convertible Notes

2029 Convertible Notes

In September 2024, we issued $460.0 million aggregate principal amount of 1.50% convertible senior notes due September 15, 2029. The 2029 Convertible Notes are senior unsecured obligations and bear interest at a rate of 1.50% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2025. Each $1,000 principal amount of the 2029 Convertible Notes will be convertible into 23.0102 shares of our Class A common stock, which is equivalent to a conversion price of approximately $43.46 per share, subject to adjustment upon the occurrence of specified events.

The 2029 Convertible Notes are convertible at the option of the holders of the 2029 Convertible Notes at any time prior to the close of business on the business day immediately preceding June 15, 2029, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 31, 2025 (and only during such fiscal quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five-business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2029 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the 2029 Convertible Notes on each such trading day; (3) if we call the 2029 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.

On or after June 15, 2029, holders of the 2029 Convertible Notes may convert all or any portion of the 2029 Convertible Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Upon conversion, we will satisfy our conversion obligation by paying cash up to the aggregate principal amount of the 2029 Convertible Notes to be converted and we will pay or deliver, as the case may be, the conversion premium in cash, shares of common stock or a combination of cash and shares of common stock, at our election.

We may not redeem the 2029 Convertible Notes prior to September 20, 2027. We may redeem for cash all or any portion of the 2029 Convertible Notes, at our option, on or after September 20, 2027, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2029 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2029 Convertible Notes, which means we are not required to redeem or retire the 2029 Convertible Notes periodically.

Upon the occurrence of a fundamental change (as defined in the indenture governing the 2029 Convertible Notes) prior to the maturity date, subject to certain conditions, holders of the 2029 Convertible Notes may require us to repurchase all or a portion of the 2029 Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the 2029 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

2026 Convertible Notes

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. The 2026 Convertible Notes are senior unsecured obligations and do not bear regular interest. Each $1,000 principal amount of the 2026 Convertible Notes will be convertible into 38.7962 shares of our Class A common stock, which is equivalent to a conversion price of approximately $25.78 per share.

There have been no changes to the conversion or redemption terms of the 2026 Convertible Notes during the nine months ended October 31, 2024 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2024.

In September 2024, using proceeds from the issuance of the 2029 Convertible Notes, we entered into separate and privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $140.0 million aggregate principal amount of the 2026 Convertible Notes for an aggregate amount of $191.7 million of cash. The repurchase was accounted for as an induced conversion. We recognized $10.1 million of induced conversion expense, representing the fair value of the consideration paid to certain holders of the 2026 Convertible Notes in excess of the value to which they were entitled to receive pursuant to the original conversion terms. This expense was recognized in interest and other (expense) income, net on our condensed consolidated statements of operations. The remaining consideration of $42.6 million, after accounting for the induced conversion expense and carrying value of the 2026 Convertible Notes on the date of repurchase, including unamortized debt issuance costs of $1.0 million, was recorded as a reduction to additional paid-in capital.

As of October 31, 2024, the conditions allowing holders of the Convertible Notes to convert were not met.

The net carrying amount of the Convertible Notes consisted of the following (in thousands):

	October 31,		January 31,
	2024		2024
	2029 Convertible Notes	2026 Convertible Notes	2026 Convertible Notes
Principal	$460,000	$205,000	$345,000
Unamortized issuance costs	(11,947)	(1,378)	(3,750)
Net carrying amount	$448,053	$203,622	$341,250

Issuance costs are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs of the 2029 Convertible Notes and 2026 Convertible Notes is 2.06% and 0.56%, respectively. For the three and nine months ended October 31, 2024 and 2023, interest expense recognized related to the 2029 Convertible Notes and 2026 Convertible Notes was not material.

Capped Calls

In connection with the pricing of the 2029 Convertible Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2029 Capped Calls”). The 2029 Capped Calls each have a strike price of approximately $43.46 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2029 Convertible Notes. The 2029 Capped Calls have initial cap prices of $66.86 per share, subject to certain adjustments. The 2029 Capped Calls cover, subject to anti-dilution adjustments, approximately 10.6 million shares of our Class A common stock. The cost of $52.5 million incurred in connection with the 2029 Capped Calls was recorded as a reduction to additional paid-in capital.

In connection with the pricing of the 2026 Convertible Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “2026 Capped Calls” and together with the 2029 Capped Calls, the “Capped Calls”). The 2026 Capped Calls each have a strike price of approximately $25.80 per share, subject to certain adjustments, which correspond to the initial conversion price of the 2026 Convertible Notes. The 2026 Capped Calls have initial cap prices of $35.58 per share, subject to certain adjustments. The 2026 Capped Calls cover, subject to anti-dilution adjustments, approximately 13.4 million shares of our Class A common stock. The cost of $27.8 million incurred in connection with the 2026 Capped Calls was recorded as a reduction to additional paid-in capital. In September 2024, in connection with the repurchase of the 2026 Convertible Notes, we entered into agreements to unwind a portion of the 2026 Capped Calls and received approximately $30.3 million, which was recorded as an increase to additional paid-in capital. Apart from the partial unwind agreements, there have been no changes to the condition of the 2026 Capped Calls.

The Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the Convertible Notes (or, in the event a conversion of the Convertible Notes is settled in cash, to offset our cash payment obligation) with such reduction or offset, as the case may be, subject to a cap based on the cap price. The Capped Calls are separate transactions, and not part of the terms of the Convertible Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ deficit and are not accounted for as derivatives.

Line of Credit

On June 30, 2023, we entered into an amended and restated secured credit agreement (the “June 2023 Facility”) to provide for a $150.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. There have been no changes to the terms and conditions of the June 2023 Facility during the nine months ended October 31, 2024 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2024.

In September 2024, we paid down $30.0 million of our outstanding principal balance on the June 2023 Facility. As of October 31, 2024, we had no debt outstanding on the June 2023 Facility and were in compliance with all financial covenants.

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

There have been no changes to the terms and conditions of the Series A Preferred Stock during the nine months ended October 31, 2024 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2024.

During the nine months ended October 31, 2024, we paid cash dividends to our Series A Preferred Stockholders in the amount of $11.3 million and as of October 31, 2024, we had accrued dividends of $1.3 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position.

Share Repurchase Plan

Our Board of Directors has authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions and on August 25, 2024, our Board of Directors authorized the repurchase of an additional $100 million shares of our Class A common stock. We periodically enter into pre-set trading plans adopted in accordance with Rule 10b5-1 to effect repurchases under our share repurchase plan.

During the three months ended October 31, 2024, we repurchased 1.0 million shares at a weighted average price of $29.78 per share for a total amount of $29.9 million. During the nine months ended October 31, 2024, we repurchased 6.3 million shares at a weighted average price of $27.01 per share for a total amount of $169.0 million. As of October 31, 2024, $94.6 million remained available for additional repurchases.

Note 8. Stock-Based Compensation

Employee Equity Plans

We currently have two employee equity plans that have been adopted by our Board of Directors. These plans, the 2015 Equity Incentive Plan (as amended or otherwise modified, the “2015 Plan”) and the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), are described in more detail in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2024. On July 2, 2024, our stockholders approved the amended and restated 2015 Plan. Subject to the adjustment provisions, the maximum number of shares that may be issued under the 2015 Plan is (a) 9,000,000 shares of our Class A common stock, plus (b) any shares subject to awards granted under our 2011 Equity Incentive Plan, as amended, and the 2015 Plan that were outstanding on or prior to the approval of the amended and restated 2015 Plan, and that subsequently expire, are forfeited to or repurchased, or otherwise terminate without having been exercised or issued in full, up to a maximum of 20,228,040 shares. As of October 31, 2024, 8,609,988 shares and 2,823,385 shares were reserved for future issuance under the 2015 Plan and the 2015 ESPP, respectively.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2024	2,283,543	$17.69	2.93	$18,975
Options exercised	(963,660)	18.63
Balance as of October 31, 2024	1,319,883	$17.01	2.38	$19,475
Exercisable as of October 31, 2024	1,319,883	$17.01	2.38	$19,475

Restricted Stock Units

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2024	14,079,595	$26.17
Granted	8,825,009	28.63
Vested	(5,742,866)	26.02
Forfeited/cancelled	(1,275,966)	26.97
Unvested balance - October 31, 2024	15,885,772	$27.53

As of October 31, 2024, there was $403.3 million of unrecognized stock-based compensation expense related to outstanding restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 2.63 years.

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

During the nine months ended October 31, 2024, we recognized stock-based compensation expense related to executive bonus plans in the amount of $10.5 million. The unrecognized compensation expense related to the ungranted and unvested executive bonus plan for fiscal year 2025 is $6.1 million, based on the expected performance against the pre-established corporate financial objectives as of October 31, 2024, which is expected to be recognized over a remaining weighted-average period of less than one year.

2015 ESPP

As of October 31, 2024, there was $8.5 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over a weighted-average period of less than one year.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Cost of revenue	$4,640	$4,973	$13,992	$14,688
Research and development	19,925	17,731	57,420	53,455
Sales and marketing	19,635	16,810	56,591	49,674
General and administrative	11,384	11,380	33,854	33,700
Total stock-based compensation	$55,584	$50,894	$161,857	$151,517

Note 9. Net Income per Share Attributable to Common Stockholders

Net income attributable to common stockholders is calculated as net income less accretion, dividends, and undistributed earnings attributable to preferred stockholders. Basic net income per share attributable to common stockholders is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share attributable to common stockholders is computed by giving effect to all potential weighted-average dilutive common stock, including stock options, restricted stock units, ESPP, and convertible senior notes.

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Numerator:
Net income	$12,893	$10,656	$50,611	$29,797
Accretion and dividend on series A convertible preferred stock	(4,282)	(4,280)	(12,832)	(12,811)
Undistributed earnings attributable to preferred stockholders	(985)	(729)	(4,302)	(1,938)
Net income attributable to common stockholders, basic and diluted	$7,626	$5,647	$33,477	$15,048

Denominator:
Weighted-average number of shares used to compute net income per share attributable to common stockholders, basic	143,479	143,915	144,275	144,296
Dilutive effect of awards issued under employee equity plans	4,234	3,216	3,009	3,943
Dilutive effect of shares related to the convertible senior notes	1,358	494	718	1,112
Weighted-average number of shares used to compute net income per share attributable to common stockholders, diluted	149,071	147,625	148,002	149,351

Net income per share attributable to common stockholders, basic	$0.05	$0.04	$0.23	$0.10
Net income per share attributable to common stockholders, diluted	$0.05	$0.04	$0.23	$0.10

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Options to purchase common stock	—	25	—	7
Restricted stock units	729	3,399	269	58
Employee stock purchase plan	151	910	51	307
Shares related to convertible preferred stock	18,540	18,588	18,540	18,587
Shares related to convertible senior notes	427	—	308	—
Total	19,847	22,922	19,168	18,959

Note 10. Income Taxes

The provision for income taxes was $4.4 million and $13.5 million for the three and nine months ended October 31, 2024, respectively, and $2.5 million and $7.2 million for the three and nine months ended October 31, 2023, respectively. Our income taxes for the three and nine months ended October 31, 2024 and 2023 were primarily due to state income taxes and foreign income taxes.

For the three and nine months ended October 31, 2024, the difference between the U.S. statutory rate and our effective tax rate was primarily due to the valuation allowance on our U.S. deferred tax assets, state income taxes, driven by the capitalization of research and development expenditures, and differing foreign tax rates.

For the three and nine months ended October 31, 2023, the difference between the U.S. statutory rate and our effective tax rate was primarily due to the valuation allowance on our U.S. and United Kingdom (U.K.) deferred tax assets, state income taxes, driven by the capitalization of research and development expenditures, and differing foreign tax rates.

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

We file tax returns in the U.S. for federal, California, and other states. All tax years remain open to examination for both federal and state purposes as a result of our net operating loss and credit carryforwards. We file tax returns in the U.K. and other foreign jurisdictions in which we operate. Tax years ending on January 31, 2020 and onwards remain open to examination for the U.K. Certain tax years remain open to examination under the statute of limitations of the respective countries in which our other foreign subsidiaries are located.

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

Overview

Box is the leading Intelligent Content Management (ICM) provider. Box gives organizations a single platform for their unstructured data – which typically represents about 90% of all data within an organization. This data is content – from blueprints to wireframes, videos to documents, proprietary formats to PDFs – and it is the source of an organization’s unique value. The Box ICM platform enables our customers to securely manage the entire content lifecycle, from the moment a file is created or ingested to when it is shared, edited, published, approved, signed, classified, and retained. Box keeps content secure and compliant, while also allowing easy access and sharing of this content from anywhere, on any device – both within the organization and with external partners.

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

In addition, we continue to innovate by expanding our core services and offerings. In September 2024, we announced the general availability of Box Hubs, an offering that provides simple, customizable portals for individuals and teams to curate and publish content across their enterprise. Box Hubs is available with Box AI, a new set of capabilities that natively integrates advanced artificial intelligence (AI) models into Box's ICM platform. Using Box AI for Hubs, customers can easily find answers to critical questions across multiple documents in Box and generate new content. We also offer Box AI for Documents, which allows users to ask questions about any document to quickly uncover key findings, and Box AI for Notes, which enables users to generate content or refine drafted material. In addition, we announced the general availability of the Box AI application programming interface (API), which enables developers to integrate Box AI capabilities into custom applications. We provide our customers flexibility to power unique use cases by enabling them to select models from our trusted large language model partners, configure custom AI agents, and refine default prompts for tailored responses.

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

In addition, with Box Consulting, organizations can access professional services for critical topics like implementation, technology and application development, and change management and user training. The increasing traction of these product innovations allows our customers to realize the full set of capabilities of ICM.

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

Current Period Highlights

For the three months ended October 31, 2024 and 2023, our revenue was $275.9 million and $261.5 million, respectively, representing year-over-year growth of 5%, or 6% growth on a constant currency basis. As of October 31, 2024, our remaining performance obligations were $1.282 billion, representing a 13% increase from our remaining performance obligations of $1.131 billion as of October 31, 2023, or 14% growth on a constant currency basis. For the three months ended October 31, 2024, our gross profit was $220.4 million and our gross margin was 79.9%, compared to our gross profit of $192.3 million and our gross margin of 73.5% for the three months ended October 31, 2023. For the three months ended October 31, 2024, our operating income was $23.4 million and our operating margin was 8.5%, compared to our operating income of $11.4 million and our operating margin of 4.4% for the three months ended October 31, 2023. For the three months ended October 31, 2024, our net cash provided by operating activities was $62.6 million, a decrease of 13% from our net cash provided by operating activities of $71.8 million for the three months ended October 31, 2023. For the three months ended October 31, 2024, our non-GAAP free cash flow was $57.4 million, a decrease of 2% from our non-GAAP free cash flow of $58.3 million for the three months ended October 31, 2023.

To supplement our current period highlights, we present growth on a constant currency basis for revenue and remaining performance obligations. Growth on a constant currency basis is determined by comparing current period reported results with the current results calculated using the equivalent rates in the prior period.

Impact of Macroeconomic Factors on Our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Economic conditions, including impacts from inflation, higher interest rates, slower growth, the stronger dollar versus foreign currencies, particularly the Japanese Yen, the ongoing Russia-Ukraine conflict and the ongoing conflict in the Middle East and other changes in economic conditions, may adversely affect our results of operations and financial performance. During the three months ended October 31, 2024, in addition to headwinds from foreign exchange rate trends, we continued to see an impact from additional customer scrutiny being placed on larger deals and lower seat expansion rates due to the challenging macroeconomic environment. As a result, we have experienced, and may continue to experience, increased customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets for services that we offer. While we believe IT budgets have tightened and some larger deals have required more scrutiny across verticals and geographies, we also believe we are well-positioned to execute through these dynamic times as Box's ICM platform enables enterprises to streamline their businesses, drive up productivity, reduce risk, and lower costs.

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

RPO as of October 31, 2024 was $1.282 billion, an increase of 13% from October 31, 2023. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites. The increase in RPO was also driven by the addition of new customers and the timing of customer-driven renewals. RPO growth was partially offset by a negative impact of 30 basis points from foreign currency exchange rates.

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

Billings for the three and nine months ended October 31, 2024 were $264.7 million and $711.6 million, respectively, representing an increase of 4% for the three months ended October 31, 2024 and an increase of 5% for the nine months ended October 31, 2024. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites, the addition of new customers, and the timing of customer-driven renewals. Billings growth for the three and nine months ended October 31, 2024 was favorably impacted by 110 basis points and unfavorably impacted by 80 basis points, respectively, from foreign currency exchange rates.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
GAAP revenue	$275,913	$261,537	$810,610	$774,863
Deferred revenue, end of period	491,304	471,963	491,304	471,963
Less: deferred revenue, beginning of period	(502,104)	(479,293)	(586,871)	(566,630)
Contract assets, beginning of period	5,481	3,477	2,452	1,900
Less: contract assets, end of period	(5,909)	(3,944)	(5,909)	(3,944)
Billings	$264,685	$253,740	$711,586	$678,152

Non-GAAP Free Cash Flow

We define non-GAAP free cash flow as cash flows from operating activities less purchases of property and equipment, principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business.

Non-GAAP free cash flow for the three and nine months ended October 31, 2024 was $57.4 million and $213.3 million, respectively, representing a decrease of 2% and an increase of 14% from the three and nine months ended October 31, 2023, respectively. The decrease in non-GAAP free cash flow for the three months ended October 31, 2024 was primarily driven by the decrease in cash flows from operating activities, which is described in more detail under Liquidity and Capital Resources below. The decrease was partially offset by the reduction in payments of financial lease liabilities due to our migration to the public cloud from our collocated data centers. The increase in non-GAAP free cash flow for the nine months ended October 31, 2024 was primarily driven by the reduction in payments of finance lease liabilities due to our public cloud migration.

A calculation of non-GAAP free cash flow starting with net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
GAAP net cash provided by operating activities	$62,582	$71,782	$230,084	$229,388
Proceeds from sales of property and equipment, net of purchases	2,133	(2,043)	6,450	(2,790)
Principal payments of finance lease liabilities	—	(7,179)	(2,141)	(26,131)
Capitalized internal-use software costs	(7,354)	(4,243)	(21,053)	(13,334)
Non-GAAP free cash flow	$57,361	$58,317	$213,340	$187,133

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

Our net retention rate was 102% as of October 31, 2024 and 2023. Our net retention rate as of October 31, 2024 was primarily attributable to heightened budget scrutiny putting pressure on seat expansion within existing customers and increased partial customer churn. As our customers purchase add-on products or our bundled Enterprise Plus plan, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, are significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net consists of interest expense, interest income, gains and losses from foreign currency transactions, and other income and expense. Interest expense consists primarily of interest charges for our line of credit and convertible senior notes, interest expense related to finance leases, and the amortization of issuance costs of our convertible senior notes. Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. Other expense consists primarily of induced conversion expense related to our 2026 Convertible Notes. We have historically invested our cash and cash equivalents in overnight deposits, certificates of deposit, money market funds, U.S. treasury securities and non-U.S. government issued securities.

Provision for Income Taxes

Provision for income taxes consists primarily of state and foreign income taxes and, as applicable, changes in our deferred taxes, related valuation allowance positions and uncertain tax positions.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Consolidated Statements of Operations Data:
Revenue	$275,913	$261,537	$810,610	$774,863
Cost of revenue (1)	55,556	69,227	169,321	197,891
Gross profit	220,357	192,310	641,289	576,972
Operating expenses:
Research and development (1)	67,865	61,026	195,983	186,860
Sales and marketing (1)	95,407	87,930	283,315	262,745
General and administrative (1)	33,674	31,975	100,293	97,778
Total operating expenses	196,946	180,931	579,591	547,383
Income from operations	23,411	11,379	61,698	29,589
Interest and other (expense) income, net	(6,119)	1,801	2,438	7,412
Income before provision for income taxes	17,292	13,180	64,136	37,001
Provision for income taxes	4,399	2,524	13,525	7,204
Net income	$12,893	$10,656	$50,611	$29,797
Accretion and dividend on series A convertible preferred stock	(4,282)	(4,280)	(12,832)	(12,811)
Undistributed earnings attributable to preferred stockholders	(985)	(729)	(4,302)	(1,938)
Net income attributable to common stockholders	$7,626	$5,647	$33,477	$15,048
Net income per share attributable to common stockholders
Basic	$0.05	$0.04	$0.23	$0.10
Diluted	$0.05	$0.04	$0.23	$0.10
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	143,479	143,915	144,275	144,296
Diluted	149,071	147,625	148,002	149,351

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2024	2023	2024	2023
Cost of revenue	$4,640	$4,973	$13,992	$14,688
Research and development	19,925	17,731	57,420	53,455
Sales and marketing	19,635	16,810	56,591	49,674
General and administrative	11,384	11,380	33,854	33,700
Total stock-based compensation	$55,584	$50,894	$161,857	$151,517

Comparison of the Three and Nine Months Ended October 31, 2024 and 2023

Revenue

	Three Months Ended
	October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue	$275,913	$261,537	$14,376	5%

The $14.4 million, or 5%, increase in revenue for the three months ended October 31, 2024 was primarily driven by seat growth in existing customers, continued strong attach rates of our multi-product Suites offerings, particularly Enterprise Plus, and strong growth in Japan. For the three months ended October 31, 2024, our Suites attach rate was 83% in deals over $100,000, an increase from 79% for the three months ended October 31, 2023. The increase was partially offset by the weakening of foreign currency exchange rates, which negatively impacted our revenue growth rate by 100 basis points, and customers partially churning their deployment with Box.

	Nine Months Ended
	October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue	$810,610	$774,863	$35,747	5%

The $35.7 million, or 5%, increase in revenue for the nine months ended October 31, 2024 was primarily driven by seat growth in existing customers, continued strong attach rates of our multi-product Suites offerings, particularly Enterprise Plus, and strong growth in Japan. For the nine months ended October 31, 2024, our Suites attach rate was 85% in deals over $100,000, an increase from 76% for the nine months ended October 31, 2023. The increase was partially offset by the weakening of foreign currency exchange rates, which negatively impacted our revenue growth rate by 220 basis points, and customers partially churning their deployment with Box.

Cost of Revenue

	Three Months Ended
	October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$55,556	$69,227	$(13,671)	-20%
Percentage of revenue	20.1%	26.5%
Gross margin	79.9%	73.5%

The $13.7 million, or 20%, decrease in cost of revenue for the three months ended October 31, 2024 was primarily due to decreases of $9.1 million in depreciation expense and $5.7 million in bandwidth and data center related expense due to the completion of our migration to the public cloud from our collocated data centers. Additionally, there was an increase of $2.3 million in gains related to the sale of data center assets and a decrease of $0.9 million in workforce reorganization costs, which were incurred during the three months ended October 31, 2023. This decrease was partially offset by an increase of $5.1 million in public cloud infrastructure costs driven by our migration to the public cloud from our collocated data centers. Cost of revenue as a percentage of revenue decreased 640 basis points year-over-year.

	Nine Months Ended
	October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$169,321	$197,891	$(28,570)	-14%
Percentage of revenue	20.9%	25.5%
Gross margin	79.1%	74.5%

The $28.6 million, or 14%, decrease in cost of revenue for the nine months ended October 31, 2024 was primarily due to decreases of $22.1 million in depreciation expense and $14.6 million in bandwidth and data center related expense due to the completion of our migration to the public cloud from our collocated data centers. Additionally, there was an increase of $4.8 million in gains related to the sale of data center assets and decreases of $2.0 million and $1.5 million in employee related costs and stock-based compensation expense, respectively, driven by a 5% decrease in an annual average headcount. This decrease was partially offset by an increase of $18.2 million in public cloud infrastructure costs, driven by our migration to the public cloud from our collocated data centers. Cost of revenue as a percentage of revenue decreased 460 basis points year-over-year.

Over time, we expect our cost of revenue to increase in absolute dollars but decrease as a percentage of revenue as we invest in public cloud hosting service optimization.

Research and Development

	Three Months Ended
	October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$67,865	$61,026	$6,839	11%
Percentage of revenue	25%	23%

The $6.8 million, or 11%, increase for the three months ended October 31, 2024 was primarily due to increases of $6.3 million and $3.3 million in employee related costs and stock-based compensation expense, respectively, driven by a 20% increase in headcount. The increased employee headcount and related costs are driven by the growth in lower cost regions. This increase was partially offset by an increase of $3.6 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue increased 200 basis points year-over-year.

	Nine Months Ended
	October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Research and development	$195,983	$186,860	$9,123	5%
Percentage of revenue	24%	24%

The $9.1 million, or 5%, increase for the nine months ended October 31, 2024 was primarily due to increases of $10.9 million and $6.5 million in employee related costs and stock-based compensation expense, respectively, driven by a 20% increase in headcount. The increased employee headcount and related costs are driven by the growth in lower cost regions. This increase was partially offset by an increase of $8.3 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue remained flat year-over-year.

We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our product offerings and services and increase research and development in lower cost regions.

Sales and Marketing

	Three Months Ended
	October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$95,407	$87,930	$7,477	9%
Percentage of revenue	35%	34%

The $7.5 million, or 9%, increase for the three months ended October 31, 2024 was primarily due to an increases of $4.0 million and $2.9 million in employee related costs and stock-based compensation expense, respectively, driven by a 5% increase in headcount. Additionally, there was an increase of $0.9 million in marketing expenses, partially offset by a decrease of $0.7 million in commission expenses. Sales and marketing expenses as a percentage of revenue increased 100 basis points year-over-year.

	Nine Months Ended
	October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$283,315	$262,745	$20,570	8%
Percentage of revenue	35%	34%

The $20.6 million, or 8%, increase for the nine months ended October 31, 2024 was primarily due to an increase of $8.7 million and $7.1 million in employee related costs and stock-based compensation expense, respectively, driven by a 5% increase in headcount, Additionally, there were increases of $6.0 million in marketing expenses, driven by increased costs related to marketing events, partially offset by decrease of $1.3 million in commission expenses. Sales and marketing expenses as a percentage of revenue increased 100 basis points year-over-year.

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

General and Administrative

	Three Months Ended
	October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$33,674	$31,975	$1,699	5%
Percentage of revenue	12%	12%

The $1.7 million, or 5%, increase for the three months ended October 31, 2024 was primarily due to an increase of $2.3 million in employee related costs driven by an 8% increase in headcount, and an increase of $0.6 million in outside agency and consulting services costs, partially offset by a decrease of $1.3 million in subscription software contract expense. General and administrative expense as a percentage of revenue remained flat year-over-year.

	Nine Months Ended
	October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
General and administrative	$100,293	$97,778	$2,515	3%
Percentage of revenue	12%	13%

The $2.5 million, or 3%, increase for the nine months ended October 31, 2024 was primarily due to an increase of $4.9 million in employee related costs, driven by an 8% increase in headcount, and an increase of $0.8 million in outside agency and consulting services costs, partially offset by a decrease of $3.2 million in subscription software contract expense. General and administrative expense as a percentage of revenue decreased 100 basis points year-over-year.

We expect our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we benefit from greater operational scale and efficiency.

Interest and Other (Expense) Income, Net

	Three Months Ended
	October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest and other (expense) income, net	$(6,119)	$1,801	$(7,920)	*

*Percentage change not meaningful.

The $7.9 million decrease for the three months ended October 31, 2024 was primarily due the convertible debt inducement expense of $10.1 million, partially offset by a decrease of $1.6 million in foreign currency losses and an increase of $1.3 million in interest and accretion income from our money market funds and short-term investments due to a higher interest rate environment and higher cash and short-term investment balances.

	Nine Months Ended
	October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Interest and other income, net	$2,438	$7,412	$(4,974)	-67%

The $5.0 million decrease for the nine months ended October 31, 2024 was primarily due to the convertible debt inducement expense of $10.1 million, partially offset by an increase of $3.0 million in interest and accretion income from our money market funds and short-term investments due to a higher interest rate environment and higher cash and short-term investment balances and a decrease of $2.5 million in foreign currency losses.

Provision for Income Taxes

	Three Months Ended
	October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$4,399	$2,524	$1,875	74%

The $1.9 million, or 74%, increase for the three months ended October 31, 2024 was primarily due to an increase of $1.3 million in foreign non-cash deferred tax expense as a result of the release of the valuation allowance on our U.K. deferred tax assets in the fourth quarter of fiscal year 2024 and $0.5 million in higher foreign tax expenses as a result of increased profitability.

	Nine Months Ended
	October 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$13,525	$7,204	$6,321	88%

The $6.3 million, or 88%, increase for the nine months ended October 31, 2024 was primarily due to an increase of $4.8 million in foreign non-cash deferred tax expense as a result of the release of the valuation allowance on our U.K. deferred tax assets in the fourth quarter of fiscal year 2024 and $1.6 million in higher foreign tax expenses as a result of increased profitability.

Liquidity and Capital Resources

As of October 31, 2024, we had cash and cash equivalents, restricted cash, and short-term investments of $699.2 million. During the nine months ended October 31, 2024, we generated operating cash flow of $230.1 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents, and short-term investments, together with our credit facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, public cloud obligations, repayment or refinancing of our debt obligations, settlement of our convertible senior notes and convertible preferred stock, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the nine months ended October 31, 2024 and 2023, our cash flows were as follows (in thousands):

	Nine Months Ended
	October 31,
	2024	2023
Net cash provided by operating activities	$230,084	$229,388
Net cash used in investing activities	(5,819)	(42,731)
Net cash provided by (used in) financing activities	4,994	(227,516)

Operating Activities

For the nine months ended October 31, 2024, cash provided by operating activities was $230.1 million. The primary factors affecting our operating cash flow during this period were our net income of $50.6 million, stock-based compensation of $161.9 million, amortization of deferred commissions of $39.4 million, depreciation and amortization of our property and equipment, capitalized software, and intangible assets of $15.9 million, and induced conversion expense of $10.1 million. Cash provided by operating activities during the nine months ended October 31, 2024 was further adjusted by net cash outflows of $45.3 million due to changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $91.2 million decrease in deferred revenue from revenue recognition, partially offset by billings, a $30.9 million increase in deferred commissions resulting from capitalization of incremental commissions paid to our sales force, a $21.7 million decrease in operating lease liabilities due to recurring lease payments, and a $10.5 million decrease in accounts payable, accrued expenses and other liabilities primarily due to payments made in the period. These cash outflows were partially offset by a $90.8 million decrease in accounts receivables primarily due to timing of our cash collections and a $18.1 million decrease in operating right-of-use assets due to amortization.

Investing Activities

Cash used in investing activities of $5.8 million for the nine months ended October 31, 2024 was primarily driven by $101.0 million in maturities and sales of short-term investments and $8.4 million in proceeds from sales of property, partially offset by $90.7 million in purchases of short-term investments, $19.0 million in capitalized internally developed software costs, $3.5 million in cash paid for an acquisition, and $1.9 million of fixed asset purchases.

Financing Activities

Cash provided by financing activities of $5.0 million for the nine months ended October 31, 2024 was primarily driven by $449.0 million in proceeds from the issuance of the 2029 Convertible Notes, net of issuance costs, $30.3 million in proceeds from the settlement of capped calls related to the 2026 Convertible Notes, $25.9 million from issuances of common stock under our employee equity plans, and $16.2 million proceeds from exercise of stock options. This was partially offset by $191.7 million paid for the partial repurchase of our 2026 Convertible Notes, $168.7 million in repurchases of our common stock, $58.1 million of employee payroll taxes paid related to net share settlement of stock awards, $52.5 million for the purchase of capped calls related to the 2029 Convertible Notes, $30.0 million principal payments on our June 2023 Facility, $11.3 million of dividend payments to preferred stockholders, and $2.1 million of principal payments of finance lease liabilities.

Debt

In September 2024, we issued $460.0 million aggregate principal amount of 1.50% convertible senior notes due September 15, 2029. The 2029 Convertible Notes are senior unsecured obligations and bear interest at a rate of 1.50% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2025. Each $1,000 principal amount of the 2029 Convertible Notes will be convertible into 23.0102 shares of our Class A common stock, which is equivalent to a conversion price of approximately $43.46 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, we will satisfy our conversion obligation by paying cash up to the aggregate principal amount of the 2029 Convertible Notes to be converted and we will pay or deliver, as the case may be, the conversion premium in cash, shares of common stock or a combination of cash and shares of common stock, at our election.

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. The 2026 Convertible Notes are senior unsecured obligations and do not bear regular interest. Each $1,000 principal amount of the 2026 Convertible Notes is convertible into 38.7962 shares of our Class A common stock, which is equivalent to a conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of specified events. We have made an irrevocable election to settle the principal portion of the 2026 Convertible Notes only in cash. Accordingly, upon conversion, we will pay the principal in cash and we will pay or deliver, as the case may be, the conversion premium in cash, shares of common stock or a combination of cash and shares of common stock, at our election.

In September 2024, using proceeds from the issuance of the 2029 Convertible Notes, we entered into separate and privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $140.0 million aggregate principal amount of the 2026 Convertible Notes.

In June 2023, we entered into an amended and restated secured credit agreement to provide for a $150.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. In September 2024, we paid down our $30 million debt outstanding and had no outstanding debt as of October 31, 2024. Refer to Note 6 in Part I, Item 1. Financial Statements for a detailed description of the June 2023 Facility.

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

Share Repurchase Plan

Our Board of Directors has authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions and on August 25, 2024, our Board of Directors authorized the repurchase of an additional $100 million shares of our Class A common stock. During the three months ended October 31, 2024, we repurchased 1.0 million shares at a weighted average price of $29.78 per share for a total amount of $29.9 million. During the nine months ended October 31, 2024, we repurchased 6.3 million shares at a weighted average price of $27.01 per share for a total amount of $169.0 million. As of October 31, 2024, $94.6 million remained authorized and available for additional repurchases.

Off-Balance Sheet Arrangements

Through October 31, 2024, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces, (ii) purchase obligations not recognized on the condensed consolidated balance sheet as of October 31, 2024, which relate primarily to public cloud hosting services and IT software and support services, and (iii) debt, including obligations under our June 2023 Facility, 2026 Convertible Notes, and 2029 Convertible Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 4, 5, and 6, respectively, in Part I, Item 1. Financial Statements.

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

There have been no material changes to our critical accounting estimates during the nine months ended October 31, 2024 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2024.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $699.2 million as of October 31, 2024. Our cash and cash equivalents and short-term investments primarily consist of overnight cash deposits, money market funds, U.S. treasury securities, certificates of deposit and non-U.S. government issued securities. We do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates and we do not enter into investments for trading or speculative purposes.

In September 2024, we issued $460.0 million aggregate principal amount of 1.50% convertible senior notes due September 15, 2029. In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026, of which $140.0 million aggregate principal amount was repurchased in September 2024. The Convertible Notes have fixed annual interest rates and therefore we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of the Convertible Notes fluctuates when interest rates change. Additionally, the fair value of the Convertible Notes can be affected by fluctuations in our stock price. We carry the Convertible Notes at face value less unamortized issuance costs on our condensed consolidated balance sheets, and we present the fair value for required disclosures only.

Foreign Currency Risk

Approximately one-third of our revenue is represented by customer contracts denominated in foreign currencies, which include the Japanese Yen, Euro, and British Pound. As our foreign operations continue to grow, specifically in Japan, we have increasing exposure to fluctuations in foreign currency exchange rates.

These fluctuations can result in fluctuations in our total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon translation of these amounts into U.S. dollars. For the three and nine months ended October 31, 2024, total revenue was unfavorably impacted by approximately 100 basis points and 220 basis points, respectively, compared to the corresponding prior period. For the three and nine months ended October 31, 2024, total operating expenses were not materially impacted by fluctuations in foreign currency exchange rates.

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

To improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Our net retention rate has fluctuated from period to period and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 102% as of October 31, 2024 and 2023.

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

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The United States and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect the industries to which we sell our services. An economic downturn, recession, or uncertainty about economic conditions, including volatility in the credit, equity and foreign exchange markets, inflation, rising interest rates, potential United States (U.S.) sovereign default, bank failures and financial instability, supply chain disruptions, unemployment trends, the adverse effects of pandemics and geopolitical issues, such as the Russia-Ukraine conflict and the conflict in the Middle East, could cause customers to delay or reduce their information technology spending. This has in the past and may in the future result in reduced sales, longer sales cycles, reduced renewal rates, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. We continue to face challenges from customers scrutinizing deals more closely due to the economic environment. In addition, there can be no assurance that enterprise content management and collaboration spending levels will increase following any recovery.

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

Issues relating to the use of new and evolving technologies such as generative AI powered by large language models and machine learning that we integrate into our product offerings may cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. For example, in March 2024, the European Parliament adopted the EU AI Act, which imposes significant obligations related to the use of AI systems and is anticipated to be augmented by secondary legislation in the European Union. Additionally, in October 2023, President Biden issued an Executive Order on AI (“EO 14110”) with the goal of promoting safe, secure, and trustworthy development and use of AI. EO 14110 may ultimately create certain de facto standards and practices given the size and influence of the U.S. government as a customer to major tech companies, like Box. Furthermore, in the U.S. Senate, committees of jurisdiction passed several AI bills that establish additional industry standards and further impose significant obligations in relation to the use of AI systems. At the state level, California and Colorado have enacted several AI-specific bills covering the deployment and regulation of AI technology, which may impact Box. Developing, testing, and deploying third-party AI systems may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our margins and adversely affect our business and operating results. Our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

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
•
adverse tax consequences; and
•
unstable regional, economic, social and political conditions, such as the Russia-Ukraine conflict and the conflict in the Middle East.

We are exposed to fluctuations in currency exchange rates, which could adversely affect our operating results or financial position.

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the relative value of the U.S. dollar and foreign currencies, particularly the Japanese Yen, and to a lesser extent, the British pound and the Euro, may impact our operating results. For example, the Japanese Yen has experienced a decline in value vis-à-vis the U.S. dollar, which negatively affected our results of operations during the year ended January 31, 2024 and the nine months ended October 31, 2024 and could continue to negatively impact our results of operations in future periods. We currently primarily manage our exchange rate risk by maintaining offsetting foreign currency assets and liabilities and by minimizing non-U.S. dollar cash balances, and we have begun implementing hedging programs in fiscal year 2025 to further mitigate the risk of exchange rate fluctuations. Such practices may not ultimately be available and/or effective at mitigating the foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, any hedging strategies we deploy are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be negatively affected in the future.

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

We generated net income of $129.0 million and $26.8 million during the years ended January 31, 2024 and 2023, respectively, and incurred a net loss of $41.5 million during the year ended January 31, 2022. We generated net income of $50.6 million in the nine months ended October 31, 2024. As of October 31, 2024, we had an accumulated deficit of $1.2 billion. The accumulated deficit reflect the substantial investments we made to acquire new customers and develop our services. We intend to continue scaling our business to increase our number of users and paying organizations and to meet the increasingly complex needs of our customers and may incur additional expenses as we make investments to scale our business. Further, it is difficult to predict the size and growth rate of our market, customer demand for our platform and for any new features or products we develop, and the success of competitive products or services. As a result, we may not sustain profitable growth in future periods.

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
•
general economic, industry and market conditions, including those caused by the Russia-Ukraine conflict and the conflict in the Middle East, and as a result of inflation, rising interest rates, or bank failures and financial instability;
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

We cannot guarantee that any security measures that we or third parties on which we rely have implemented will be completely effective against current or future security threats, or that our systems and networks or those of such third parties have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain bugs, vulnerabilities, or compromised code that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us or our products or services. Given that our customers manage significant amounts of sensitive and proprietary information on our platform, and many of our customers are in heavily regulated industries where there may be a greater concentration of sensitive and proprietary data, our reputation and market position are particularly sensitive to impacts from actual or perceived security breaches or incidents, security vulnerabilities, or concerns regarding security. If our security measures or those of third parties on which we rely are or are believed to be inadequate or breached or otherwise compromised as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques, improper user configuration or otherwise, and this results in, or is believed to result in, unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of our data or our customers’ data, or any other disruption of the confidentiality, integrity or availability of our data or our customers’ data, we could incur significant liability to various parties, including our customers and individuals or organizations whose information is stored by our customers, and our business, reputation or competitive position may be harmed. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents or vulnerabilities. We have observed increased levels of sophistication in the types of techniques, including social engineering techniques, that malicious third parties may use in an attempt to gain access to our or our users’ data. Due to the Russia-Ukraine conflict and the conflict in the Middle East, or other areas of geopolitical tension around the world, we and the third parties on which we rely are vulnerable to a heightened risk of cybersecurity attacks, social engineering attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our supply chain and our systems, operations and platform. Additionally, many of our personnel and personnel of the third parties on which we rely work remotely at least part of the time, which imposes additional risks to our business, including increased risk of industrial espionage, theft of assets, phishing, and other cybersecurity attacks, and inadvertent or unauthorized access to or dissemination of sensitive, proprietary, or confidential information. We also expect to incur significant costs in our ongoing efforts to detect and prevent security breaches and other security-related incidents, and in the event of actual or perceived security breaches or other security-related incidents. Additionally, our service providers and other third parties on which we rely may suffer, or be perceived to suffer, data security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

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

These laws and regulations, which may be enforceable by private parties and/or governmental entities, are constantly evolving and can be subject to significant change. A number of new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Union’s General Data Protection Regulation (GDPR) imposes significant obligations on companies regarding the handling of personal data and provides for penalties for noncompliance of up to the greater of 20 million Euros or four percent of a company’s global revenue. Further, local data protection authorities in Europe may adopt regulations and/or guidance more stringent than the GDPR, which may impose additional compliance costs or other burdens that impact our business. Additionally, developments relating to cross-border data transfer may result in the European Commission (EC), European Data Protection Board and/or other regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the European Economic Area (EEA), Switzerland, or the United Kingdom (U.K.) to the U.S. For example, revised standard contractual clauses were published by regulators in EEA, Switzerland and the U.K., which we adopted in our data processing addenda. However, we cannot guarantee that the policies and related measures that we have implemented will ensure compliance due to possible fluctuations in these laws. Moreover, European governments and the U.S. government have cooperated to adopt the EU-U.S. Data Privacy Framework, U.K.-U.S. Data Bridge and Swiss-U.S. Data Privacy Framework (together, the “Data Privacy Framework”) replacing the EU-U.S. Privacy Shield Framework. While the Data Privacy Framework could benefit the industry as a whole, and we presently maintain self-certification under the Data Privacy Framework, maintaining compliance with the Data Privacy Framework could result in additional costs. The EU-U.S. Data Privacy Framework also already has faced legal challenges, and more generally, the Data Privacy Framework may be subject to future reviews, and subject to suspension, amendment, repeal, or limitations.

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

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and amended and expanded the CCPA. The CPRA’s substantive provisions became effective on January 1, 2023, and the newly formed California Privacy Protection Agency began its rulemaking process to adopt proposed regulations, with an enforcement date of March 29, 2024. Our CPRA compliance efforts are subject to change and may result in continued uncertainty and require additional costs and expenses to ensure readiness, compliance and decrease risks. Further, other states have been considering, and in some cases enacting, laws relating to privacy and cybersecurity, many of which are comprehensive privacy statutes imposing obligations similar to the CCPA and CPRA. For example, laws enacted in Virginia, Colorado, Utah, Texas, Montana and Oregon are currently effective and laws enacted in Delaware, Tennessee, Iowa, Indiana, Maryland, Nebraska, New Hampshire, New Jersey, Kentucky, Minnesota, and Rhode Island will become effective between 2025 and 2026. Other U.S. states, including Pennsylvania, Massachusetts, and North Carolina, are anticipated to follow suit. Other states have also enacted privacy laws relating to particular subject matter, such as Washington's enactment of the My Health, My Data Act, which includes a private right of action. Efforts to comply with these laws and related fluctuations in laws relating to privacy and cybersecurity at the federal, state and local levels may impact readiness and compliance, along with the potential to incur additional costs. We cannot fully predict the impact of these laws and other proposed federal and state laws relating to privacy and cybersecurity on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

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

We also expect laws, regulations, industry standards and other obligations worldwide relating to privacy, data protection, and cybersecurity to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. For example, the Network and Information Security Directive II (NIS2), adopted in 2023, aims to enhance cybersecurity across critical infrastructure and essential services in the European Union. Specifically, it expands on the 2016 NIS Directive and broadens its scope to include additional sectors while enforcing stricter governance and accountability requirements. NIS2 requires all 27 EU member states to have issued implementing legislation by October 2024; however, several EU member states have not finalized their respective legislation and guidance. Additionally, the Digital Operational Resiliency Act (DORA) will become effective in January 2025, and will aim to establish a universal framework for managing and mitigating information and communication technology risk that will apply to entities in the financial sector and their third-party cloud service providers, such as Box. The specific impact and effects of new and evolving laws and regulations will continue to change over time as they are implemented. As a result, we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of, existing laws and regulations, industry standards, or other obligations may have on us or our business. Moreover, these existing and proposed laws, regulations, standards, and other actual or asserted obligations can be difficult and costly to comply with, delay or impede the development or adoption of our products and services, reduce the overall demand for our products and services, increase our operating costs, require modifications to our policies, practices, or products or services, require significant management time and attention, and slow the pace at which we close (or prevent us from closing) sales transactions. Additionally, any actual or alleged noncompliance with these laws, regulations, standards, or other actual or asserted obligations could result in negative publicity and subject us to investigations and other proceedings by regulatory authorities, claims, demands, and litigation by private entities, or other requested remedies or demands, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties and other damages and liabilities. In addition to the possibility of fines, proceedings, demands, claims, and litigation, we may find it necessary or appropriate to fundamentally change our business activities and practices, including the establishment of in-region data storage or other data processing operations, or modify or cease offering certain products or services, any of which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new offerings and features could be limited.

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

On occasion, we may need additional financing for a variety of reasons, including servicing our liabilities, operating or growing our business, responding to business opportunities, undertaking acquisitions, funding stock repurchases, satisfying our dividend or share redemption obligations of our Series A Convertible Preferred Stock, or repaying our 1.50% convertible senior notes due September 15, 2029 (the “2029 Convertible Notes”) or our 0.00% convertible senior notes due January 15, 2026 (the “2026 Convertible Notes” and together with the 2029 Convertible Notes, the “Convertible Notes”).

For example, in September 2024, we issued $460.0 million aggregate principal amount of 2029 Convertible Notes, and in January 2021, we issued $345.0 million aggregate principal amount of 2026 Convertible Notes. We may require additional capital to satisfy our obligations to pay cash upon conversion or at maturity of the Convertible Notes or to repurchase the Convertible Notes in the event of a fundamental change. Additionally, in May 2021, we issued and sold 500,000 shares of our Series A Convertible Preferred Stock for an aggregate purchase price of $500 million. Our ability to refinance or obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets and other factors. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed. Rising interest rates may reduce our access to equity-linked or debt capital and increase our cost of borrowings, which could adversely impact our business, operating results and financial position.

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

We repurchase shares of our Class A common stock in open market transactions from time to time pursuant to publicly announced stock repurchase program approved by our Board of Directors. During fiscal year 2024, we repurchased 6.6 million shares for a total amount of $177.0 million and during fiscal year 2023, we repurchased 10.2 million shares for a total amount of $266.7 million. For the nine months ended October 31, 2024, we repurchased 6.3 million shares for a total amount of $169.0 million. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices, and we are not obligated to repurchase a specified number or dollar value of shares. As a result, there can be no guarantee around the timing or volume of our share repurchases. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

As of October 31, 2024, we had outstanding debt, including an aggregate principal amount of (i) $460.0 million issued under the 2029 Convertible Notes and (ii) $205.0 million issued under the 2026 Convertible Notes. During specified periods, the Convertible Notes are convertible at the option of the holders under certain conditions or upon occurrence of certain events as described in Note 6, Part I, Item 1 of this Form 10-Q and Note 9, Part II, Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2024. If one or more holders of the Convertible Notes elect to convert their notes, we are required to settle the principal of the Convertible Notes in cash upon any conversion of such notes, which could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we may be required under applicable accounting standards to reclassify the carrying value of the Convertible Notes as current, rather than long-term, if any of the conditions to the convertibility of the Convertible Notes are satisfied. This reclassification could materially reduce our reported working capital.

Holders of the Convertible Notes also have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes) at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any. If the Convertible Notes have not previously been converted or repurchased, we will be required to repay the outstanding principal amount of the Convertible Notes, plus accrued and unpaid special interest, if any, in cash at maturity. The 2026 Convertible Notes and the 2029 Convertible Notes are scheduled to mature on January 15, 2026 and September 15, 2029, respectively.

Our ability to make required cash payments in connection with conversions of the Convertible Notes, repurchase the Convertible Notes in the event of a fundamental change, or to repay or refinance the Convertible Notes will depend on market conditions and our past and expected future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Convertible Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses, and while we were profitable in fiscal year 2024 and 2023, we may incur significant losses in the future. As a result, we may not have enough available cash or be able to obtain financing, or financing at acceptable terms, at the time we are required to repurchase or repay the Convertible Notes or pay cash with respect to Convertible Notes being converted.

In addition, our ability to repurchase or pay cash upon conversion or at maturity of the Convertible Notes may be limited by law or regulatory authority. Our ability to service our debt also depends on the operating results of our subsidiaries and upon the ability of such subsidiaries to provide us with cash generated by the subsidiaries. Any dividends, loans or other distributions to us from our subsidiaries may be subject to legal, contractual or other restrictions and are subject to other business and tax considerations. Our failure to repurchase Convertible Notes following a fundamental change or to pay cash upon conversion or at maturity of the Convertible Notes as required by the indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under our senior credit facility, our other outstanding indebtedness, or agreements governing our future indebtedness and could have a material adverse effect on our business, results of operations, and financial condition. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or to pay cash upon conversion or at maturity of the Convertible Notes.

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

The holders of our Series A Convertible Preferred Stock also have certain redemption rights, including the right to require us to repurchase all or any portion of the Series A Convertible Preferred Stock at any time following the seventh anniversary of the original issuance date, at 100% of the liquidation preference thereof plus all accrued but unpaid dividends. In addition, upon prior written notice of certain change of control events, the shares of the Series A Convertible Preferred Stock will automatically be redeemed by us for (i) a repurchase price equal to the stock at the then-current conversion price and (ii) an amount in cash equal to 100% of the then-current liquidation preference thereof plus all accrued but unpaid dividends. In the case of clause (ii) above, we will also be required to pay the holders of our Series A Convertible Preferred Stock a “make-whole” premium consisting of dividends that would have otherwise accrued from the effective date of such change of control through the fifth anniversary of the original issuance date.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended October 31, 2024 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2024 to August 31, 2024	533	$27.55	533	$109,890
September 1, 2024 to September 30, 2024	—	$—	—	$109,890
October 1, 2024 to October 31, 2024	470	$32.30	470	$94,602
Total	1,003		1,003

(1)
On August 25, 2024, our Board of Directors authorized the repurchase of an additional $100 million shares of our Class A Common Stock. During the three months ended October 31, 2024, we repurchased 1.0 million shares at a weighted average price of $29.78 per share for a total amount of $29.9 million. We have entered into pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act to effect such repurchases. The authorized repurchase plan will expire on August 25, 2025.

Items 3 and 4 are not applicable and have been omitted.

Item 5. OTHER INFORMATION

During the three months ended October 31, 2024, the following directors and officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows.

On September 24, 2024, Olivia Nottebohm, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Rule 10b5-1 trading arrangement allows for the potential sale of up to (i) 6,335 shares of our Class A common stock and (ii) 30% of the net shares of our Class A common stock that Ms. Nottebohm will receive from the vesting of outstanding awards of performance stock units and restricted stock units during the term of the plan. The Rule 10b5-1 trading arrangement will commence on December 26, 2024, and continue until all shares are sold or September 19, 2025, whichever comes first.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended October 31, 2024.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated as of September 20, 2024, between Box, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-36805	4.1	September 20, 2024

4.2	Form of 1.50% Convertible Senior Notes due 2029 (included in Exhibit 4.1).	8-K	001-36805	4.2	September 20, 2024

10.1	Purchase Agreement, dated September 17, 2024, by and among Box, Inc. and Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the several initial purchasers named in Schedule I thereto.	8-K	001-36805	10.1	September 20, 2024

10.2	Form of Capped Call Transaction Confirmation.	8-K	001-36805	10.2	September 20, 2024

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: December 4, 2024

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)