Form 10-K
period 2025-01-31
BOX INC
filed 2025-03-10
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on July 31, 2024 as reported by the New York Stock Exchange on such date was approximately $3.9 billion. Shares of the registrant’s Class A common stock held by each executive officer and director of the registrant have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 28, 2025, the number of shares of the registrant’s Class A common stock outstanding was 143,789,202.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2025.

Box, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2025

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
•
our ability to expand our leadership position as an intelligent content management platform;
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

With our Software-as-a-Service (SaaS) platform, customers can work with their content as they need – from secure external collaboration and workspaces to e-signature processes and content workflows – improving employee productivity and accelerating business processes. IT teams can establish a space for compliant content management, and developers can easily create customized portals for white-labeled content collaboration. Administrators have a wide range of security, data protection, and compliance features they can activate to help meet legal and regulatory requirements, internal policies, and industry standards. The Box ICM platform enables a broad range of high-value business use cases and integrates with more than 1,500 leading business applications. With hundreds of file formats and media types supported, Box is compatible with multiple application environments, operating systems, and devices – ensuring that workers can securely access their critical business content whenever and wherever they need it.

Our go-to-market strategy includes selling the entire platform to an organization with the full set of Box capabilities. During that sales process, we partner with IT decision makers (including CEOs, CIOs, CISOs, and IT Directors), as well as departmental and line of business leaders, to identify their content-oriented pain points. From there, we work together to create joint success plans that define the path to Box implementations that meet the needs of the organization, including through the sale of our own consulting services, and in conjunction with partners. Between close partnerships with IT, line of business leaders, and end-user-driven bottoms-up adoption, we work with our customers to identify future opportunities using the Box ICM platform.

We focus our efforts on larger enterprises, capitalize on international growth in key regions, and utilize our partner ecosystem where most advantageous. In addition to our high-touch enterprise sales efforts, we field inbound inquiries and online sales opportunities through our proven self-service purchasing online platform. We further expand our market reach by leveraging our network of channel partners that include both value-added resellers and systems integrators. Additionally, we offer individuals a free version of Box that allows them to experience the Box ICM platform first-hand without commitment. Use of Box often spreads virally within and across organizations, as users adopt Box and invite new users to collaborate. This motion will often lead to an initial sale with an organization to unite their various users into an enterprise-governed implementation, and from there we continue our high-touch sales efforts, with a focus on use case expansion. Ultimately, our sales strategy is focused on ensuring that new and existing customers both understand and experience the transformative impact of Box.

We have a rich technology partner ecosystem, offering integrations with partners such as Adobe, Apple, Cisco, CrowdStrike, Google, Guidewire, IBM, Microsoft, Okta, Oracle-NetSuite, Palo Alto Networks, Salesforce, ServiceNow, Slack, USDM, and Zoom. This gives our customers seamless and secure access to their content across all their workflows and applications. In addition, in-house enterprise developers and independent software developers can use our developer platform and open application programming interfaces (APIs) to rapidly build and provision new applications that leverage and extend the core functionality of our services, increasingly with a focus on specific industries and vertical market use cases. To date, tens of thousands of third-party developers have leveraged our platform as the secure content layer for their applications.

We are committed to powering how the world does more good together. Founded in 2014, Box.org serves over 11,000 nonprofits globally with donated or discounted Box product, employee volunteer hours and grants from the Box Impact Fund. Box.org focuses on areas where Box is uniquely positioned to make an impact, including child welfare, crisis response and the environment.

The Box Solution

We offer web, mobile and desktop applications of our solution on a single platform, as well as the ability to develop custom applications. Four core capabilities differentiate Box from competitors: advanced data protection and compliance, modern workflow and collaboration experiences, a flexible and interoperable platform, and integration with advanced artificial intelligence (AI) models. Box features and functionality include the following:

Advanced Data Protection and Compliance

•
Global Cloud Architecture. We have built our platform from the ground up on a cloud-based architecture, which enables us to rapidly develop, update and provision our services to users. Our proprietary cloud architecture is particularly well-suited for today’s dynamically changing business requirements because it enables use of the most up-to-date versions of our solutions and administrators to immediately apply changes in policies and controls across all their organization’s critical content simultaneously. Our modern cloud infrastructure, supported by public cloud hosting services operated by third parties in various locations, also powers global scalability and reliability with minimal downtime for our customers, ensuring their business-critical content is always secure, compliant, and available.
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

Modern Workflow and Collaboration Experiences

•
Intelligent, No-code Apps. With the general availability of Box Apps in January 2025, users have the flexibility to develop intelligent, no-code apps to accelerate mission-critical work throughout their business. Using our intuitive, no-code builder, both business process owners and IT can create purpose-built applications with custom dashboards, metadata views and integrated content workflows. Box Apps brings together the right content, metadata and workflows provisioned to the specific set of users who can use it to accelerate their daily work. Users can manage metadata at scale, leveraging AI to extract and validate metadata from content. With smart content processing, advanced search and retrieval capabilities, and seamless content workflows integration, Box Apps empowers our customers to work with content their way.
•
Connected Forms. With the general availability of Box Forms in February 2025, we enable users to collect information and content needed for key business processes natively in Box. Users can quickly design, preview and publish engaging web and mobile forms with an intuitive, drag-and-drop builder. Box Forms enables customization of form layouts, conditional logic, and corporate branding, ensuring a tailored and engaging end-user experience. Users can integrate these forms to appropriate downstream tasks such as review and approval, document generation and e-signatures requests. By streamlining data collection and process automation, Box Forms supports key business functions, including vendor submissions, service requests, and client or project onboarding.

•
Automated Document Generation. With the general availability of Box Doc Gen in February 2025, users can dynamically generate documents on-demand by combining data from a variety of sources. Users can create templates to map data sources to predefined document tags, automating document creation at scale. Box Doc Gen is available in three modalities – natively in Box via Box Relay, through the Box for Salesforce managed package, and via Box APIs. These three modalities enable users to include document generation steps seamlessly within their existing workflows. Box Doc Gen also integrates with Box Sign, enabling seamless e-signature workflows – a common use case for document automation.
•
Electronic Signatures. Box Sign, our natively integrated e-signature capability, provides organizations with secure, seamless e-signature workflows, such as signing contracts, employment offers, or statements of work, right where their content lives – with enterprise-grade security, privacy, and compliance built in. Box Sign provides a seamless signer and sender experience across web and mobile devices, with flexible template options, support for more than 20 languages, and additional security features such as signer authentication and password protection. Our native integration with Box Sign empowers customers to leverage its functionalities alongside Box Shield and Box Relay. Customers can deploy Shield's access policies to restrict signature requests to authorized users. They can also use Relay to streamline and automate post-signature workflows. We also offer APIs that allow organizations to power e-signatures in their custom integrations and applications to embed e-signature workflows in common business processes. For life sciences customers, Box Sign (as part of Box GxP Validation) supports compliance with 21 CFR Part 11 regulation for electronic signatures to address FDA-regulated use cases.
•
Automation and Workflow Management. Box Relay, our no-code process automation tool for content-centric workflows, enables users to build process automations in Box in a matter of minutes without writing code. Box Relay provides for hundreds of combinations of triggers and outcomes that enable a wide variety of file, folder, task, metadata and e-signature actions such as routing documents to specific folders, assigning tasks to individuals or teams, securing documents with watermarking and security classifications, dynamically naming files and folders at runtime, and managing metadata. In addition, we provide a library of pre-built Box Relay workflow templates for users to get started quickly, and reporting capabilities to make it easy for users to track and manage their own workflows. Plus, Box Relay integrates with Box Shield to automatically secure content and with Box Sign to automate post-signature workflows.
•
Internal and External Collaboration. Box offers a core native collaboration experience enabling users to securely share, preview and annotate files in Box from anywhere, on any device. Box has two primary ways to share files, by inviting collaborators and choosing between seven permission levels for their shared files and folders and by leveraging secure shared links with access permissions. With Box Shield, users can assign access restrictions with Smart Access controls such as download and print restrictions, based on the classification of the document, and administrators can set expiration dates for shared links. Box also has over 1,500 pre-built integrations, including Microsoft 365 (Office, Outlook), Microsoft Teams, Google Workspace, and Apple iWork, so that users can work together on a platform of their choice while managing content security and access permissions within Box.
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
•
Intelligent Portals. In September 2024, we announced the general availability of Box Hubs, which enables users to securely curate and publish content in centralized portals that can be shared across the organization – without needing IT or administrator resources. All content published in a Hub retains Box’s enterprise-grade security, governance, and compliance capabilities, so that content is only made available to its intended audience.
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

A Flexible and Interoperable Platform

•
Leading Pre-Built Integrations. Box provides a unified and secure content layer across the enterprise technology stack. We offer more than 1,500 pre-built integrations with leading enterprise technology providers, including Adobe, Apple, Cisco, CrowdStrike, Google, Guidewire, IBM, Microsoft, Okta, Oracle-NetSuite, Palo Alto Networks, Salesforce, ServiceNow, Slack, USDM, and Zoom. Our integrations offer seamless interoperability that boosts user productivity and maintains enterprise security, privacy and compliance policies. To make the entire enterprise ecosystem more secure, we continue to add or enhance integrations within our Box Trust Partner Program. We also have a developer platform, a developer community, and robust set of APIs that provide organizations with the ability to build custom integrations and solution applications on Box.
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
•
Model Neutrality. Box AI is platform-neutral, consistent with the Box platform, and is powered by AI models from various AI vendors to provide the best user experience for our customers. For example, Box has announced partnerships with Microsoft’s Azure OpenAI, Google Cloud’s Vertex AI, and Anthropic’s Claude and Amazon Titan via Amazon Bedrock. In the future, we plan to enable customers to “bring your own model,” or BYOM, should they choose not to leverage default models.
•
Intelligent Documents. With Box AI for Documents, users can ask questions about a document to quickly uncover key findings or summarize complex topics, such as generating insights from a report. With the provided answers, users can also view citations and audit the source of the AI-generated statement.
•
AI for Real-Time Collaboration. Box AI for Notes helps to increase productivity further, and users are able to create content from scratch, generate new material from existing information, or refine drafted material.
•
Intelligent Portals. Box Hubs, a portal for secure content creation and publishing – without needing IT or an administrator – is also available with Box AI. Using Box AI for Hubs, users can easily find answers to critical questions across multiple documents in Box and generate new content. All content published in a Hub will retain Box’s enterprise-grade security, governance, and compliance capabilities, so that content is only made available to its intended audience.
•
AI APIs. In October 2024, we announced the general availability of the Box AI API, which enables developers to integrate Box AI capabilities into custom applications, while maintaining the same enterprise-grade security, compliance, and privacy of Box. The Box AI API provides additional flexibility to customers by bringing AI to their existing applications, empowering even more industry and departmental use cases.
•
Metadata Extraction. With the general availability of Box AI for Metadata in February 2025, we enable users to use industry-leading AI models to extract key information from their content. These enriched metadata insights enhance content classification, security, business decision-making, and workflow automation, streamlining critical business processes. Metadata extraction can be performed on demand by users with a single action or applied at scale via Box API, enriching the content with key information to drive mission-critical business processes. We plan to continue to enhance metadata extraction with the intelligent document processing technology acquired from Alphamoon, to automate document-related tasks and extract valuable metadata from critical business content across a variety of industries.
•
AI Agents. With the general availability of Box AI Studio in January 2025, we enable users to build, deploy and manage custom AI agents to accelerate work. Agents can be quickly created and configured to use the latest AI models offered by our trusted providers, customized to respond in precise, standardized formats, tested on a user’s Box content in a safe and secure playground, and deployed to specific users within an organization. Users can easily select the right agent with the built-in agent switcher to get instant, relevant and structured answers. These agents can be configured via the Box AI Studio user interface and Box API. Users can build industry and department-specific agents tailored to their business needs and integrate multiple AI models to optimize accuracy and efficiency.

Customers

As of January 31, 2025, we had over 100,000 paying organizations, and our solution was offered in 25 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services. Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT-sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; and (iv) organizations may purchase our Box Platform service to create custom business applications for their internal use and extended ecosystem of customers, suppliers and partners.

We have developed several programs designed to provide customers with service options to quickly get them up and running and enhance their usage of Box. These services include 24x7 support provided by our Customer Success Management group and certain resellers; a professional services ecosystem that consists of our Box Consulting team and system integrators that help customers implement intelligent content management oriented use cases; a Customer Success Management group to assist customers in production; and an online community with self-service training materials, best practice guides and product documentation.

No single customer represented 10% or more of our revenue in the year ended January 31, 2025. Our geographic revenue and segment information is set forth in Note 2 in Part II, Item 8 of this Annual Report on Form 10-K.

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

Sales and marketing expenses were $380.2 million, $348.6 million and $331.4 million for the years ended January 31, 2025, 2024 and 2023, respectively.

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

Research and development expenses were $264.9 million, $248.8 million and $243.5 million for the years ended January 31, 2025, 2024 and 2023, respectively.

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

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. As of January 31, 2025, our patents were set to expire between 2028 and 2043. We intend to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

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

Backlog

We generally sign annual and multi-year subscription contracts for our ICM platform. The frequency of our invoices to each customer is negotiated and varies among our subscription contracts. We continued to focus on annual payment frequencies for multi-year contracts in the twelve months ended January 31, 2025. As a result, for multi-year contracts, we frequently invoice an initial amount at contract signing followed by subsequent annual invoices. Until amounts are invoiced, they are typically not recorded in deferred revenue, billings or elsewhere in our consolidated financial statements other than disclosed as part of remaining performance obligations. To the extent future invoicing is determined to be certain, we consider such future subscription invoices to be non-cancellable backlog, which is disclosed as part of remaining performance obligations. Future invoicing is determined to be certain when we have an executed non-cancellable contract or a significant penalty that is due upon cancellation. We had $861.4 million and $720.9 million of non-cancellable backlog as of January 31, 2025 and

2024, respectively. The increase of non-cancellable backlog as of January 31, 2025 was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites. The increase of non-cancellable backlog was also driven by the addition of new customers and the timing of customer-driven renewals. Non-cancellable backlog was unfavorably impacted by foreign currency exchange rates.

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

Human Capital Resources

As of January 31, 2025, we employed 2,810 people. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Belonging at Box

At Box, our goal is to fully leverage and engage the individual talents and capabilities of our diverse teams, ultimately creating an environment where our employees feel they belong and can do their best work. We approach fostering a culture of belonging through the following areas:

Culture: At Box, we prioritize creating an environment where everyone can thrive, regardless of their background or identity. We focus on fostering a culture of belonging through our “Boxer Mindsets,” which promote behaviors that support inclusion for all employees. We also provide educational opportunities such as courses for people leaders on topics such as fostering psychologically safe environments and allyship courses to equip employees with the tools they need to create healthy and supportive environments for all individuals.

Careers: We focus on ensuring that we are recruiting, developing and progressing a high performing workforce. We take great pride in celebrating our differences, and we hire the best talent from all backgrounds. Our recruiting team also focuses on a variety of initiatives to attract a wide array of high-performing talent through pipeline partnerships such as Hiring our Heroes and myGwork. We also offer a global 1:1 mentoring program, which enhances talent across the company, providing our employees with the skills and tools needed to thrive.

Community: At Box, we have a dynamic array of employee resources communities (ERCs) and interest communities, which foster supportive environments for employees to connect and belong. These communities are open to all employees and include Box Women’s Network, Black Excellence Network, Box Asian Pacific Islander, BoxVets, Families at Box, Pride and BoxAbilities. These global communities engage in community gatherings, professional development opportunities and volunteering initiatives to support external communities.

Learning and Development

We want all of our employees to have thriving careers where they grow and develop in meaningful ways. There is no one-size-fits-all career path at Box, so we seek to ensure that every employee has the tools and support they need to drive their career. We do this by giving all employees access to learning and development opportunities that can be tailored to individual needs to help build skill sets and relevant experience. These initiatives include:

•
Internal mobility: We acknowledge that career progression looks less like a ladder and more like a climbing wall. We stand behind the idea that enabling our employees to work cross-functionally and within different teams provides a broader perspective of Box that will allow them to succeed in the future.
•
LearnFest: LearnFest, our learning lineup for skill development and personal and professional growth, offers live courses and chances to learn in groups each year. During LearnFest, the entire company has focused time for trainings, workshops, and other learning events. We also have on demand learnings available year-round.
•
Professional coaching and external leadership development programs: We offer targeted professional coaching for all levels of our executive leadership team (i.e., director-level and above) as well as access to business education and networking programs such as The Leadership Consortium affiliated with Harvard Business School and Better Up.
•
On-Demand Learning: We offer all employees access to an on-demand learning platform so they can develop a wide variety of skills at a time and place of their choosing.

Pay Equity

We hold ourselves accountable, which is why we signed the California Equal Pay Pledge. As part of our commitment, we conduct an annual company-wide gender pay analysis to promote and measure equitable compensation across genders. In addition, we externally benchmark the compensation we provide for each role to ensure pay parity and provide periodic updates to the Compensation Committee of our Board of Directors.

Employee Experience Surveys

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

Employee Health and Safety

The health and safety of our employees is one of our top priorities. We strive to create an environment where employees are physically and mentally safe and healthy. We offer a comprehensive health and wellness benefits package to all employees.

To prioritize the well-being of our employees, we offer “Fresh Air Days,” a few company-wide paid days off each year. This is in addition to competitive paid time off and time off for holidays. We also provide various wellness initiatives such as meditation sessions, free coaching and therapy sessions for both employees and their dependents. Additionally, long-tenured employees have the opportunity to take sabbaticals, while our comprehensive benefits package includes family support and customized perks to support individuals throughout their career journey.

Sustainability

At Box, we are committed to operating sustainably. Recognizing the profound impact of climate change on the global economy, our company, and our stakeholders, we embrace our responsibility to safeguard the planet. We realize our journey toward sustainability is ongoing, driven by a commitment to understand our environmental footprint and enhance our positive impact.

In fiscal year 2025, by analyzing emissions across our operations and value chain from fiscal year 2024, we gained critical insights that inform our strategy to improve environmental impact. This work builds on our efforts to support a more sustainable future and provides a strong foundation for engaging stakeholders, optimizing our practices, and driving accountability.

•
Understanding Our Footprint: In fiscal year 2025, working with a third party, we conducted our first comprehensive greenhouse gas (GHG) assessment. This assessment covered Scope 1, Scope 2, and

Scope 3 emissions from fiscal year 2024 and provided insights into our emissions profile to inform our strategy for addressing opportunities for improvement.
•
Environmental Transparency for Our Customers: In order to address increased interest and demand from customers and prospects, we published a Sustainability Data Sheet highlighting the environmental value proposition of Box.
•
Rating Partners: We participated in environmental, social, and governance surveys and evaluations for organizations such as Carbon Disclosure Project, Ecovadis, and Institutional Shareholder Services, Inc.
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
▪
WELL Building Institute Gold Standard in Warsaw.
▪
WELL Health Safety Rated in Chicago and Warsaw.
▪
100% Renewable Electricity in Tokyo.
•
Employee Engagement and Support: We continue to support our employees with internal events focused on sustainability, engaging both remote and office-based employees throughout the year. Our commitment to sustainability extends beyond operations and permeates our corporate culture, involving every member of the Box community in our collective efforts toward a greener future.

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

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following:

•
If we do not compete effectively, our customers do not renew their subscriptions or expand their use of our services, or if we are unable to attract new customers to our higher-tiered Suites plan or at rates that are consistent with our expectations, or if the market for cloud-based enterprise services declines or develops more slowly than we expect, our business could be adversely affected.
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
•
Issues relating to the use of artificial intelligence and machine learning in Box solutions could adversely affect our business and operating results.
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

The market for cloud content management services is fragmented, rapidly evolving and highly competitive, with relatively low barriers to entry for certain applications and services. Many of our competitors and potential competitors are larger and have greater brand recognition, longer operating histories, and significantly greater resources than we do. Our primary competitors in the enterprise content management market include Microsoft (SharePoint) and OpenText (Documentum). In the enterprise file sync and share market, our primary competitors include Microsoft (OneDrive), Google (Drive) and, to a lesser extent, Dropbox. We also compete with companies in the e-signature, content collaboration, workflow automation, artificial intelligence, and security and governance markets. With the introduction of new technologies and market entrants, we expect competition to intensify in the future and our primary competitors may change. For example, disruptive technologies such as generative AI may fundamentally alter the market for our services in unpredictable ways, including reduced customer demand and increased costs of doing business. If we fail to compete effectively, our business will be harmed. Some of our competitors offer their products or services at lower prices or for free as part of a broader bundled product sale or enterprise license arrangement, which has placed pricing pressure on our business. If we are unable to achieve our target pricing levels, our operating results will be negatively impacted. For us to compete effectively, we need to introduce new products and services in a timely and cost-effective manner, meet customer expectations and needs at prices that customers are willing to pay, and continue to enhance the features and functionalities of our intelligent content management platform. In addition, pricing pressures and increased competition could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

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

To improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Our net retention rate has fluctuated from period to period and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 102% and 101% as of January 31, 2025 and 2024, respectively.

Our net retention rate may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, the effectiveness of our customer support services, the performance of our partners and resellers, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, our ability to successfully integrate new or acquired technology into our products, our ability to execute on our product roadmap, our customers’ budgets and spending levels, and the effects of global economic conditions, especially if challenging macroeconomic conditions continue. If our customers do not renew their subscriptions, renew them on less favorable terms, purchase fewer seats, or fail to purchase new product offerings, our revenue may decline, and we may not realize improved operating results from our customer base. Our future success depends on our customers’ adoption of our intelligent content management platform and purchase of our higher-tiered Suites plan, including our recently-announced Enterprise Advanced plan.

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

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The United States (U.S.) and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect the industries to which we sell our services. An economic downturn, recession, or uncertainty about economic conditions, including volatility in the credit, equity and foreign exchange markets, inflation, rising interest rates, potential U.S. sovereign default, bank failures and financial instability, supply chain disruptions, unemployment trends, the adverse effects of pandemics and geopolitical issues, such as the ongoing Russia-Ukraine conflict and the conflict in the Middle East, could cause customers to delay or reduce their information technology spending. This has in the past and may in the future result in reduced sales, longer sales cycles, reduced renewal rates, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. We continue to face challenges from customers scrutinizing deals more closely due to the economic environment. In addition, there can be no assurance that enterprise content management and collaboration spending levels will increase following any recovery.

If we are not able to successfully launch new products and services or provide enhancements or new features to our existing products and services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to enhance our existing services or offer new services that achieve market acceptance or keep pace with rapid technological developments, our business could be adversely affected. The success of any new services or enhancements to our existing services, such as Box AI, Box Hubs, Box Doc Gen and Box Forms, depends on several factors, including their timely completion, introduction and market acceptance. We also may experience business or economic disruptions that could adversely affect the productivity of our employees and result in delays in our product development process. We maintain a hybrid workforce (with a mix of employees working from offices and others working remotely), which may lead to disruptions and decreased productivity that could result in delays in our product development process. Failure in this regard may significantly impair our revenue growth and our future financial results. Our product development efforts could also be impacted by our workforce location strategy as we hire an increasing number of our employees in international locations, such as Poland. In addition, because our services are designed to operate on a variety of systems, we must continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems, and other software, communication, browser and database technologies. We may not be successful in developing these modifications and enhancements or bringing them to market in a timely fashion, which may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Issues relating to the use of artificial intelligence and machine learning could adversely affect our business and operating results.

Issues relating to the use of new and evolving technologies such as generative AI powered by large language models and machine learning that we integrate into our product offerings may cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. For example, in May 2024, the European Council formally adopted the AI Act (the “EU AI Act”), which imposes significant obligations related to the use of AI systems and is anticipated to impact the entire AI ecosystem in the European Union. Additionally, as the EU AI Act is implemented, subsequent guidance, standards and regulations, as well as regulatory bodies within respective member states are expected, which may present unforeseen risks and related challenges. In January 2025, President Trump issued an Executive Order on AI that rescinded former President Biden’s Executive order on AI, and announced efforts to invest in AI infrastructure and innovation. With this shift in AI policy at the federal level, it is unclear the extent to which this may present opportunities or risks to Box in the adoption of AI, including integrating with AI systems developed outside the U.S. that may be, for example, more cost effective. Conversely, at the state level, California and Colorado have enacted several AI-specific bills covering the deployment and regulation of AI technology, which may impact Box. Developing, testing, and deploying third-party AI systems may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our margins and adversely affect our business and operating results. Our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

Our sales to government entities are subject to a number of additional challenges and risks.

We sell to government customers, which can be highly competitive, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements may change, or we may lose one or more government certifications, and in doing so restrict our ability to sell into the government sector or maintain existing government customers until we attain revised certifications. Government demand and payment for our products and services are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Moreover, recent efforts to reduce U.S. federal spending, make the federal government operate more efficiently, an extended federal government shutdown resulting from budgetary decisions, a prolonged continuing resolution, breach of the federal debt ceiling, or potential U.S. sovereign default may limit or delay federal government spending on our solutions and adversely affect our revenue. Government entities may also have statutory, contractual or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future operating results.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. In addition, we have opened, and may continue to open, international offices and hire employees to work at these offices in order to gain access to additional talent. We have continued to migrate a larger portion of our development to lower cost regions, and have entered into a long-term operating lease in Poland to support our growth. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, geographic, social, and political risks that differ from those in the United States. Because of significant differences between international and U.S. markets, we may not succeed in creating demand for our services outside of the United States or in effectively selling our services in all of the international markets we enter. In addition, we will face challenges in doing business internationally that could adversely affect our business, including:

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

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the relative value of the U.S. dollar and foreign currencies, particularly the Japanese Yen, and to a lesser extent, the British pound and the Euro, may impact our operating results. For example, the Japanese Yen has experienced a decline in value vis-à-vis the U.S. dollar, which negatively affected our results of operations during the year ended January 31, 2025 and could continue to negatively impact our results of operations in future periods. We currently primarily manage our exchange rate risk by maintaining offsetting foreign currency assets and liabilities and by minimizing non-U.S. dollar cash balances, and we began implementing hedging programs in fiscal year 2025 to further mitigate the risk of exchange rate fluctuations. Such practices may not ultimately be available and/or effective at mitigating the foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, any hedging strategies we deploy are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be negatively affected in the future.

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

The services we offer involve the storage of large amounts of our and our customers’ sensitive and proprietary information, some of which may be considered personal information, personal data, or other forms of regulated information. Cyberattacks and other malicious internet-based activity, including ransomware, malware and viruses, continue to increase in frequency and magnitude and we face security threats from malicious third parties that could obtain unauthorized access to, or disrupt, our systems, infrastructure and networks. These threats may come from a variety of sources including nation-state sponsored espionage and hacking activities, industrial espionage, organized crime, sophisticated organizations, hacking groups and individuals and insider threats. These sources can also implement social engineering techniques, such as “phishing,” “smishing” or “vishing” attacks, to induce our partners, users, employees or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ data. Hackers that acquire user account information at other companies can attempt to use that information to compromise the accounts of our personnel, or our users’ accounts if an account shares the same sensitive information such as passwords. As we increase our customer base, our brand becomes more widely known and recognized, and our service is used in more heavily regulated industries where there may be a greater concentration of sensitive and protected data, such as healthcare, government, life sciences, and financial services, we have become more of a target for these malicious third parties.

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

These laws and regulations, which may be enforceable by private parties and/or governmental entities, are constantly evolving and can be subject to significant change. A number of existing data protection and privacy laws, as well as new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Union’s General Data Protection Regulation (GDPR) imposes significant obligations on companies regarding the handling of personal data and provides for penalties for noncompliance of up to the greater of 20 million Euros or four percent of a company’s global revenue. Further, local data protection authorities in Europe may adopt regulations and/or guidance more stringent than the GDPR, which may impose additional compliance costs or other burdens that impact our business. Additionally, developments relating to cross-border data transfer may result in the European Commission (EC), European Data

Protection Board and/or other regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the European Economic Area (EEA), Switzerland, or the United Kingdom (U.K.) to the U.S. For example, revised standard contractual clauses were published by regulators in EEA, Switzerland and the U.K., which we adopted in our data processing addenda. However, we cannot guarantee that our relevant policies and measures will ensure compliance due to possible fluctuations in these laws and related frameworks and their interpretation and enforcement. Moreover, European governments and the U.S. government have cooperated to adopt the EU-U.S. Data Privacy Framework, U.K.-U.S. Data Bridge and Swiss-U.S. Data Privacy Framework (together, the “Data Privacy Framework”), replacing the EU-U.S. Privacy Shield Framework. While the Data Privacy Framework could benefit the industry as a whole, and we presently maintain self-certification under the Data Privacy Framework, maintaining compliance with the Data Privacy Framework could result in additional costs. The EU-U.S. Data Privacy Framework has also already faced legal challenges, and more generally, the Data Privacy Framework may be subject to future reviews, and subject to suspension, amendment, repeal, or limitations.

Furthermore, additional or modified guidance regarding, or changes to, U.K. cross border data transfers and/or overall U.K. data protection laws and/or guidance could occur, which may require us to change our policies, practices and engage in additional contractual negotiations. Such legislative and regulatory changes may result in increased costs of compliance and limitations on our customers and us.

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and amended and expanded the CCPA. The CPRA’s substantive provisions became effective on January 1, 2023, and the newly formed California Privacy Protection Agency began its rulemaking process to adopt proposed regulations, with an enforcement date of March 29, 2024. Our CPRA compliance efforts are subject to change and may result in continued uncertainty and require additional costs and expenses to ensure readiness, compliance and decrease risks. Further, other states have been considering, and in some cases enacting, laws relating to privacy and cybersecurity, many of which are comprehensive privacy statutes imposing obligations similar to the CCPA and CPRA. For example, laws enacted in Colorado, Delaware, Iowa, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Texas, Utah, and Virginia are currently effective, and laws enacted in Maryland, Minnesota, and Tennessee are set to go into effect before the end of 2025. Additionally, laws enacted in Indiana, Kentucky and Rhode Island will become effective in 2026. Other U.S. states are anticipated to follow suit. Other states have also enacted privacy laws relating to particular subject matter, such as Washington's enactment of the My Health, My Data Act, which includes a private right of action. Efforts to comply with these laws and related fluctuations in laws relating to privacy and cybersecurity at the federal, state and local levels may impact readiness and compliance, along with the potential to incur additional costs. We cannot fully predict the impact of these laws and other proposed federal and state laws relating to privacy and cybersecurity on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

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

We also expect laws, regulations, industry standards and other obligations worldwide relating to privacy, data protection, and cybersecurity to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. For example, the Network and Information Security Directive II (NIS2), adopted in 2023, aims to enhance cybersecurity across critical infrastructure and essential services in the European Union. It expands on the 2016 NIS Directive and broadens its scope to include additional sectors while enforcing stricter governance and accountability requirements. NIS2 requires all 27 EU member states to have issued implementing legislation by October 2024; however, some EU member states have not finalized their respective legislation and guidance. Additionally, the Digital Operational

Resilience Act (DORA), which became effective in January 2025, establishes a universal framework for managing and mitigating information and communication technology risk that applies to entities in the financial sector and their third-party cloud service providers, such as Box. Under DORA, third-party cloud service providers can face significant penalties for non-compliance, including fines of up to $5 million euros for violations. However, the specific impact and effects of these new and evolving laws and regulations are uncertain and subject to change over time as they are implemented. As a result, we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of, existing laws and regulations, industry standards, or other obligations may have on us or our business. Moreover, these existing and proposed laws, regulations, standards, and other actual or asserted obligations can be difficult and costly to comply with, delay or impede the development or adoption of our products and services, reduce the overall demand for our products and services, increase our operating costs, require modifications to our policies, practices, or products or services, require significant management time and attention, and slow the pace at which we close (or prevent us from closing) sales transactions. Additionally, any actual or alleged noncompliance with these laws, regulations, standards, or other actual or asserted obligations could result in negative publicity and subject us to investigations and other proceedings by regulatory authorities, claims, demands, and litigation by private entities, or other requested remedies or demands, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties and other damages and liabilities. In addition to the possibility of fines, proceedings, demands, claims, and litigation, we may find it necessary or appropriate to fundamentally change our business activities and practices, including the establishment of in-region data storage or other data processing operations, or modify or cease offering certain products or services, any of which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new offerings and features could be limited.

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

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. Our customers also expect, and in some instances require, us to meet voluntary certifications or adhere to guidelines or standards established by third parties, to offer particular controls, or otherwise support customer-specific requirements. Although we currently have certain certifications such as AICPA SOC 1, 2 and 3 reports, and ISO/IEC 27001, 27017, 27018, and 27701 we may not be successful in continuing to maintain these certifications or in obtaining other certifications or otherwise being able to adhere to or comply with all customer requirements. In addition, some of the industries and/or regions that we serve have specific requirements relating to security and regulatory standards, such as GxP, FedRAMP and StateRAMP, and those required by HIPAA, FINRA, the HITECH Act, the Data Privacy Framework and Asia-Pacific Economic Cooperation Privacy Recognition for Processors and Cross Border Privacy Rules. As we expand into new industries and regions, we will likely need to comply with these and other new requirements to compete effectively. We may not always be able to support or comply with all of these customer requirements. If we cannot adequately comply with these requirements, our growth could be adversely impacted, we may face a loss of customers or difficulty attracting new customers in impacted industries, and we could incur significant liability and our reputation and business could be significantly harmed. In addition, as regulations in the EU and the U.K. continue to shift, it could impact our ability to comply with and maintain EU and U.K. Processor and Controller Binding Corporate Rules.

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

To grow our business and to expand our reach in the market, we expect to be more dependent on our relationships with third parties, such as alliance partners, resellers, distributors, system integrators and developers. For example, we have entered into agreements with partners such as Adobe, Apple, Carahsoft, Cisco, Cloudflare, Google, Guidewire, IBM, Macnica, Microsoft, Mitsui Knowledge Industry, Okta, Oracle-Netsuite, Palo Alto Networks, Salesforce, ServiceNow, Slack, USDM, Zoom and Zscaler to market, resell, or integrate with our services. Identifying partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources.

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
•
litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, tax authorities or other third parties, which may differ from or be more significant than the risks our business faces; and
•
acquisitions could result in dilutive issuances of equity securities or the incurrence of debt.

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

As of January 31, 2025, we had U.S. federal net operating loss carryforwards of approximately $233.7 million, state net operating loss carryforwards of approximately $487.3 million, and foreign net operating loss carryforwards of approximately $268.5 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. If we experience ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

We repurchase shares of our Class A common stock in open market transactions from time to time pursuant to publicly announced stock repurchase program approved by our Board of Directors. During fiscal year 2025, we repurchased 7.6 million shares for a total amount of $211.5 million and during fiscal year 2024, we repurchased 6.6 million shares for a total amount of $177.0 million. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices, and we are not obligated to repurchase a specified number or dollar value of shares. As a result, there can be no guarantee around the timing or volume of our share repurchases or that we will have adequate cash flow to fund any repurchases. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

As of January 31, 2025, we had outstanding debt, including an aggregate principal amount of (i) $460.0 million issued under the 2029 Convertible Notes and (ii) $205.0 million issued under the 2026 Convertible Notes. During specified periods, the Convertible Notes are convertible at the option of the holders under certain conditions or upon occurrence of certain events as described in Note 9, Part II, Item 8 of this Annual Report on Form 10-K. If one or more holders of the Convertible Notes elect to convert their notes, we are required to settle the principal of the Convertible Notes in cash upon any conversion of such notes, which could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we may be required under applicable accounting standards to reclassify the carrying value of the Convertible Notes as current, rather than long-term, if any of the conditions to the convertibility of the Convertible Notes are satisfied. This reclassification could materially reduce our reported working capital.

Holders of the Convertible Notes also have the right to require us to repurchase all or a portion of their Convertible Notes upon the occurrence of a fundamental change (as defined in the indenture governing the applicable Convertible Notes) at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any. If the Convertible Notes have not previously been converted or repurchased, we will be required to repay the outstanding principal amount of the Convertible Notes, plus accrued and unpaid special interest, if any, in cash at maturity. The 2026 Convertible Notes and the 2029 Convertible Notes are scheduled to mature on January 15, 2026 and September 15, 2029, respectively.

Our ability to make required cash payments in connection with conversions of the Convertible Notes, repurchase the Convertible Notes in the event of a fundamental change, or to repay or refinance the Convertible Notes will depend on market conditions and our past and expected future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Convertible Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses, and while we were profitable in fiscal years 2025, 2024 and 2023, we may incur significant losses in the future and may not maintain profitability on a consistent basis. As a result, we may not have enough available cash or be able to obtain financing, or financing at acceptable terms, at the time we are required to repurchase or repay the Convertible Notes or pay cash with respect to Convertible Notes being converted.

In addition, our ability to repurchase or pay cash upon conversion or at maturity of the Convertible Notes may be limited by law or regulatory authority. Our ability to service our debt also depends on the operating results of our subsidiaries and upon the ability of such subsidiaries to provide us with cash generated by the subsidiaries. Any dividends, loans or other distributions to us from our subsidiaries may be subject to legal, contractual or other restrictions and are subject to other business and tax considerations. Our failure to repurchase Convertible Notes following a fundamental change or to pay cash upon conversion or at maturity of the Convertible Notes as required by the applicable indenture would constitute a default under such indenture. A default under the indentures or the fundamental change itself could also lead to a default under our senior credit facility, our other outstanding indebtedness, or agreements governing our future indebtedness and could have a material adverse effect on our business, results of operations, and financial condition. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or to pay cash upon conversion or at maturity of the Convertible Notes.

The capped call transactions we entered into in connection with the issuance of the Convertible Notes may affect the value of our Class A common stock.

In connection with the issuance of each series of the Convertible Notes, we entered into capped call transactions with various counterparties (the “Capped Calls”). The Capped Calls cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the applicable series of Convertible Notes. The Capped Calls are expected generally to reduce or offset the potential dilution to our Class A common stock upon any conversion of the applicable series of Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price.

From time to time, the counterparties to the Capped Calls or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the applicable series of Convertible Notes. This activity could also cause or prevent an increase or a decrease in the market price of our Class A common stock.

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

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

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
•
a team responsible for compliance with security and regulatory standards including, but not limited to, Service Organization Controls (SOC) reporting, International Organization for Standardization (ISO) frameworks 27001/27017/27018/27701, FedRAMP, and HIPAA;
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

Senior leaders of global cybersecurity, governance, risk and compliance teams are responsible for assessing and managing our material risks from cybersecurity threats. They also have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes industry-specific expertise in SaaS technology, regulatory compliance knowledge, previous leadership roles in cybersecurity or related fields, as well as a track record of successfully implementing effective cyber risk mitigation strategies.

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

Holders of Record

As of February 28, 2025, there were 96 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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

Issuer Purchases of Equity Securities

Share repurchase activity during the three months ended January 31, 2025 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2024 to November 30, 2024	245	$33.20	245	86,476
December 1, 2024 to December 31, 2024	473	$32.12	473	71,240
January 1, 2025 to January 31, 2025	605	$31.77	605	52,014
Total	1,323		1,323

(1)
During the three months ended January 31, 2025, we repurchased 1.3 million shares at a weighted average price of $32.16 per share for a total amount of $42.5 million. We periodically enter into pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act to effect such repurchases. On March 4, 2025, we announced that our Board of Directors authorized a $150 million expansion of the share repurchase plan. The authorized repurchase plan will expire on March 3, 2026.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the NASDAQ Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on January 31, 2020 and its relative performance is tracked through January 31, 2025. The returns shown are based on historical results and are not intended to suggest future performance.

Comparision of Cumulative Total Return of Box,Inc.
$350
$300
$250
$200
$150
$100
$50
$-
1/31/2020
1/31/2021
1/31/2022
1/31/2023
1/31/2024
01/31/2025
Box, Inc.
S&P 500 Index
NASDAQ Computer Index

	Base
	Period
Company/Index	1/31/2020	1/31/2021	1/31/2022	1/31/2023	1/31/2024	01/31/2025
Box, Inc.	$100	$115	$174	$213	$173	$222
S&P 500 Index	100	115	140	126	150	187
NASDAQ Computer Index	100	146	183	142	220	289

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

A discussion regarding our financial condition and results of operations for the year ended January 31, 2025 compared to the year ended January 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended January 31, 2024 compared to the year ended January 31, 2023 can be found under Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2024, filed with the SEC on March 11, 2024, which is available on the SEC’s website at www.sec.gov.

Overview

Box is the leading ICM provider. Box gives organizations a single platform for their unstructured data – which typically represents about 90% of all data within an organization. This data is content – from blueprints to wireframes, videos to documents, proprietary formats to PDFs – and it is the source of an organization’s unique value. The Box ICM platform enables our customers to securely manage the entire content lifecycle, from the moment a file is created or ingested to when it is shared, edited, published, approved, signed, classified, and retained. Box keeps content secure and compliant, while also allowing easy access and sharing of this content from anywhere, on any device – both within the organization and with external partners.

With our SaaS platform, users can work with their content as they need – from secure external collaboration and workspaces to e-signature processes and content workflows – improving employee productivity and accelerating business processes. IT teams can establish a space for compliant content management, and developers can easily create customized portals for white-labeled content collaboration. Administrators have a wide range of security, data protection, and compliance features they can activate to help meet legal and regulatory requirements, internal policies, and industry standards. The Box platform enables a broad range of high-value business use cases and integrates with more than 1,500 leading business applications. With hundreds of file formats and media types supported, Box is compatible with multiple application environments, operating systems, and devices – ensuring that workers can securely access their critical business content whenever and wherever they need it.

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

As of January 31, 2025, we had over 100,000 paying organizations, and our solution was offered in 25 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT- sponsored, enterprise-level agreements (ELAs) where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; and (iv) organizations may purchase our Box Platform service to create custom business applications for their internal use and extended ecosystem of customers, suppliers and partners. Customers can choose between an a la carte approach (i.e., by purchasing specific add-on products to complement their Box subscription) or one of our bundled plans, which include multiple add-on products to help accelerate customer time to value.

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

Current Period Highlights

For the years ended January 31, 2025 and 2024, our revenue was $1.090 billion and $1.038 billion, respectively, representing year-over-year growth of 5%, or 7% growth on a constant currency basis. As of January 31, 2025, our remaining performance obligations were $1.466 billion, representing a 12% increase from our remaining performance obligations of $1.305 billion as of January 31, 2024, or 14% growth on a constant currency basis. For the year ended January 31, 2025, our gross profit was $862.0 million, and our gross margin was 79.1%, compared to our gross profit of $777.1 million and our gross margin of 74.9% for the year ended January 31, 2024. For the year ended January 31, 2025, our operating income was $79.6 million and our operating margin was 7.3%, compared to our operating income of $50.8 million and our operating margin of 4.9% for the year ended January 31, 2024. For the year ended January 31, 2025, our net cash provided by operating activities was $332.3 million, an increase of 4% from net cash provided by operating activities of $318.7 million for the year ended January 31, 2024. For the year ended January 31, 2025, our non-GAAP free cash flow was $304.6 million, an increase of 13% from non-GAAP free cash flow of $269.0 million for the year ended January 31, 2024.

Continuous Innovation

During the year ended January 31, 2025, several new products and product enhancements were made generally available or announced, including:

•
Box Hubs, our solution that provides simple, customizable portals for individuals and teams to curate and publish content across their enterprise. Box Hubs is available with Box AI, a new set of capabilities that natively integrates advanced AI models into Box’s ICM platform. Using Box AI for Hubs, users can easily find answers to critical questions across multiple documents in Box and generate new content.
•
Box AI for Documents and Notes. With Box AI for Documents, users can ask questions about a document to quickly uncover key findings, and with Box AI for Notes, users are able to generate content or refine drafted material.

•
Box AI API, our enhanced tool which enables developers to integrate Box AI capabilities into custom applications. We provide users the flexibility to power unique use cases by enabling them to select models from our trusted large language model partners, configure custom AI agents, and refine default prompts for tailored responses.
•
AI-powered document processing and metadata extraction. Box acquired the AI-powered, intelligent document processing technology of Alphamoon. The acquisition will further enhance the power of Box AI to automate document-related tasks and extract valuable metadata from critical business content across a variety of industries.
•
Introduced a new Suites plan, Enterprise Advanced, to allow our customers to access the full power of the ICM platform. In addition to the current capabilities included in the Enterprise Plus plan, Enterprise Advanced includes the following products:
•
Box Apps, our no-code solution that makes it easier to create intelligent applications that manage content-centric business processes throughout the enterprise.
•
Box AI Studio, our solution that allows administrators to select their preferred AI model from our list of trusted providers to create tailored Box AI agents, with no coding required.
•
Box Doc Gen API, our solution that enables users to dynamically generate documents in custom and third-party applications.
•
Box Forms, our solution that enables users to easily design and publish engaging web and mobile forms.
•
Box Doc Gen, our solution that enables users to generate custom documents dynamically, directly in Box, using data from different sources or templates.
•
Box AI for Metadata, our solution that automates metadata extraction and reduces manual work using Box AI.
•
Box Archive, our solution that will provide advanced data preservation with long-term content storage. Box Archive is expected to be generally available in the first half of fiscal year 2026.

Impact of Macroeconomic Factors on Our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Economic conditions, including impacts from inflation, higher interest rates, tariffs, slower growth, the stronger dollar versus foreign currencies, particularly the Japanese Yen, reductions in U.S. federal spending, the ongoing Russia-Ukraine conflict and the ongoing conflict in the Middle East, and other changes in economic conditions, may adversely affect our results of operations and financial performance. During the year ended January 31, 2025, in addition to headwinds from foreign exchange rate trends, we continued to see an impact from additional customer scrutiny being placed on larger deals and lower seat expansion rates due to the challenging macroeconomic environment. As a result, we have experienced, and may continue to experience, increased customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets for services that we offer. While we believe IT budgets have tightened and some larger deals have required more scrutiny across verticals and geographies, we also believe we are well-positioned to execute through these dynamic times as Box's ICM platform enables enterprises to streamline their businesses, drive up productivity, reduce risk, and lower costs.

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

RPO as of January 31, 2025 was $1.466 billion, an increase of 12% from January 31, 2024. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites. The increase in RPO was also driven by the addition of new customers and the timing of customer-driven renewals. RPO growth was impacted by 160 basis points from unfavorable foreign currency exchange rates.

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

Billings for the year ended January 31, 2025 were $1.110 billion, an increase of 5% from the year ended January 31, 2024. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites, the addition of new customers, and the timing of customer-driven renewals. Billings growth was impacted by 110 basis points from unfavorable foreign currency exchange rates.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Year Ended January 31,
	2025	2024	2023
GAAP revenue	$1,090,130	$1,037,741	$990,874
Deferred revenue, end of period	608,600	586,871	566,630
Less: deferred revenue, beginning of period	(586,871)	(566,630)	(534,242)
Contract assets, beginning of period	2,452	1,900	1,111
Less: contract assets, end of period	(4,160)	(2,452)	(1,900)
Billings	$1,110,151	$1,057,430	$1,022,473

Non-GAAP Free Cash Flow

We define non-GAAP free cash flow as cash flows from operating activities less net capital expenditures (purchases of property and equipment less proceeds from sales of property and equipment), principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business.

Non-GAAP free cash flow for the year ended January 31, 2025 was $304.6 million, representing an increase of 13% from the year ended January 31, 2024. The increase in non-GAAP free cash flow was primarily driven by the reduction in payments of finance lease liabilities due to our migration to the public cloud from our collocated data centers and the increase in cash flows from operating activities, which is described in more detail under Liquidity and Capital Resources below. The increase was partially offset by an increase in capitalized internal-use software costs.

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

Our net retention rate was 102%, 101%, and 108% as of January 31, 2025, 2024 and 2023, respectively. Our net retention rate continues to be impacted by heightened budget scrutiny, putting pressure on seat expansion within existing customers and increased partial customer churn. As our customers purchase add-on products or our bundled plans, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, are significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Research and Development. Research and development expense consists primarily of employee compensation and related expenses, as well as allocated overhead. Our research and development efforts are focused on scaling our platform, building an ecosystem of best-of-breed applications and platforms, infrastructure, adding enterprise grade features, functionality and enhancements such as workflow automation, intelligent content management capabilities, advanced security, e-signature capability, native visual collaboration and whiteboarding, and artificial intelligence to enhance the ease of use of our intelligent content management platform. We capitalize certain qualifying costs to develop software for internal use incurred during the application development stage.

Sales and Marketing. Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel-related expenses, as well as allocated overhead. Marketing programs include but are not limited to advertising, events, corporate communications, brand building, and product marketing. Sales and marketing expense also consists of public cloud hosting, data center and customer support costs related to providing our cloud-based services to our free users. We market and sell our intelligent content management services worldwide through our direct sales organization and through indirect distribution channels such as strategic resellers. Our sales and marketing expenses are generally higher for acquiring new or expanding existing customers than for renewals of existing customer subscriptions.

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

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. We have historically invested our cash and cash equivalents in overnight deposits, certificates of deposit, money market funds, U.S. treasury securities and non-U.S. government issued securities.

Interest Expense

Interest expense consists primarily of interest charges for our line of credit and convertible senior notes, interest expense related to finance leases, and the amortization of issuance costs of our convertible senior notes.

Other Expense, Net

Other expense, net consists of gains and losses from foreign currency transactions and other income and expense. Other expense, net consists primarily of induced conversion expense related to our 2026 Convertible Notes.

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes consists primarily of state and foreign income taxes payable and, as applicable, changes in our deferred taxes, related valuation allowance positions and uncertain tax positions.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data):

	Year Ended January 31,
	2025	2024	2023
Consolidated Statements of Operations Data:
Revenue	$1,090,130	$1,037,741	$990,874
Cost of revenue (1)	228,105	260,612	252,556
Gross profit	862,025	777,129	738,318
Operating expenses:
Research and development (1)	264,853	248,767	243,529
Sales and marketing (1)	380,154	348,638	331,400
General and administrative (1)	137,384	128,971	126,549
Total operating expenses	782,391	726,376	701,478
Income from operations	79,634	50,753	36,840
Interest income	23,709	18,714	5,904
Interest expense	(6,075)	(3,841)	(4,872)
Other expense, net	(12,108)	(3,040)	(3,465)
Income before income taxes	85,160	62,586	34,407
(Benefit from) provision for income taxes	(159,461)	(66,446)	7,624
Net income	244,621	129,032	26,783
Accretion and dividend on series A convertible preferred stock	(17,143)	(17,105)	(17,110)
Undistributed earnings attributable to preferred stockholders	(25,911)	(12,780)	(1,106)
Net income attributable to common stockholders	$201,567	$99,147	$8,567
Net income per share attributable to common stockholders
Basic	$1.40	$0.69	$0.06
Diluted	$1.36	$0.67	$0.06
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	144,228	144,203	143,592
Diluted	148,643	148,586	150,192

(1)
Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2025	2024	2023
Cost of revenue	$18,656	$19,111	$17,816
Research and development	77,557	70,240	68,900
Sales and marketing	75,281	65,886	58,448
General and administrative	47,509	43,546	40,468
Total stock-based compensation	$219,003	$198,783	$185,632

Comparison of the Years Ended January 31, 2025 and 2024

Revenue

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue	$1,090,130	$1,037,741	$52,389	5%

The $52.4 million, or 5%, increase in revenue during the year ended January 31, 2025 was primarily driven by seat growth in existing customers, continued strong attach rates of our multi-product Suites offerings, particularly Enterprise Plus, and strong growth in Japan. For the year ended January 31, 2025, our Suites attach rate was 85% in deals over $100,000, an increase from 78% for the year ended January 31, 2024. The increase was partially offset by the weakening of foreign currency exchange rates, which negatively impacted our revenue growth rate by 210 basis points, and customers partially churning their deployment with Box.

Cost of Revenue

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$228,105	$260,612	$(32,507)	(12)%
Percentage of revenue	20.9%	25.1%
Gross margin	79.1%	74.9%

The $32.5 million, or 12%, decrease in cost of revenue during the year ended January 31, 2025 was primarily due to decreases of $27.3 million in depreciation expense and $20.1 million in bandwidth and data center related expense due to the completion of our migration to the public cloud from our collocated data centers. Additionally, there was an increase of $4.3 million in gains related to the sale of data center assets and decreases of $1.1 million in consulting services, $1.0 million in subscription software contract expense, and $0.9 million in workforce reorganization costs, which were incurred in the prior year. This decrease was partially offset by an increase of $25.0 million in public cloud infrastructure costs, driven by our migration to the public cloud from our collocated data centers. Cost of revenue as a percentage of revenue decreased 420 basis points year-over-year.

Over time, we expect our cost of revenue to increase in absolute dollars but decrease as a percentage of revenue as we invest in public cloud hosting service optimization.

Research and Development

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$264,853	$248,767	$16,086	6%
Percentage of revenue	24%	24%

The $16.1 million, or 6%, increase in research and development expense during the year ended January 31, 2025 was primarily due to increases of $15.5 million and $11.1 million in employee related costs and stock-based compensation expense, respectively, driven by a 22% increase in headcount. The increased employee headcount and related costs are driven by the growth in lower cost regions. This increase was partially offset by an increase of $12.1 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue remained flat year-over-year.

We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our product offerings and services and increase headcount in lower cost regions.

Sales and Marketing

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$380,154	$348,638	$31,516	9%
Percentage of revenue	35%	34%

The $31.5 million, or 9%, increase in sales and marketing expense during the year ended January 31, 2025 was primarily due to increases of $13.0 million and $9.7 million in employee related costs and stock-based compensation expense, respectively, driven by a 7% increase in headcount, and $9.6 million in marketing expenses, driven by increased costs related to marketing events. Sales and marketing expenses as a percentage of revenue increased 100 basis points year-over-year.

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

General and Administrative

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative	$137,384	$128,971	$8,413	7%
Percentage of revenue	13%	12%

The $8.4 million, or 7%, increase in general and administrative expense during the year ended January 31, 2025 was primarily due to increases of $4.8 million and $3.3 million in employee related costs and stock-based compensation expense, respectively, driven by a 9% increase in headcount. General and administrative expense as a percentage of revenue increased 100 basis points year-over-year.

We expect our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we benefit from greater operational scale and efficiency.

Interest Income

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income	$23,709	$18,714	$4,995	27%

The $5.0 million increase during the year ended January 31, 2025 was primarily due to an increase of $5.0 million in interest income on cash and cash equivalents and short-term investments due to higher cash and short-term investment balances.

Interest Expense

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest expense	$(6,075)	$(3,841)	$(2,234)	58%

The $2.2 million increase during the year ended January 31, 2025 was primarily due to an increase of $2.9 million in interest expense related to the Convertible Notes, particularly the 2029 Convertible Notes, which bear interest at a rate of 1.50% per year. This increase was partially offset by a decrease of $0.8 million in interest expense related to our finance leases.

Other Expense, Net

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other expense, net	$(12,108)	$(3,040)	$(9,068)	298%

The $9.1 million increase in other expense, net during the year ended January 31, 2025 was primarily due to the convertible debt inducement expense of $10.1 million. This increase was partially offset by a decrease of $1.4 million in foreign currency losses.

(Benefit from) Provision for Income Taxes

	Year Ended January 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
(Benefit from) provision for income taxes	$(159,461)	$(66,446)	$(93,015)	140%

We monitor the realizability of our deferred tax assets taking into account all relevant factors at each reporting period. As of January 31, 2025, we concluded that it is more likely than not that our U.S. federal and state deferred tax assets are realizable, with the exception of California. We released $201.2 million of our valuation allowance associated with the U.S. federal and state deferred tax assets. Approximately $177.6 million of the total valuation allowance release was related to deferred tax assets to be realized in the future years and the remainder benefited us during the year ended January 31, 2025. As of January 31, 2025, we maintained our valuation allowance associated with the California state deferred tax assets.

The $93.0 million increase during the year ended January 31, 2025 was primarily due to a $102.4 million increase from the $177.6 million net benefit from the release of the U.S. federal and state valuation allowance, which exceeded the prior year's net benefit from the release of the U.K. valuation allowance of $75.2 million. This was partially offset by an increase of $10.0 million in foreign tax expense as a result of increased profitability.

Liquidity and Capital Resources

As of January 31, 2025, we had cash and cash equivalents, restricted cash, and short-term investments of $724.4 million. During the year ended January 31, 2025, we generated operating cash flow of $332.3 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents, and short-term investments, together with our credit facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, public cloud obligations, repayment or refinancing of our debt obligations, settlement of our convertible senior notes and convertible preferred stock, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the years ended January 31, 2025, 2024, and 2023, our cash flows were as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Net cash provided by operating activities	$332,257	$318,727	$297,982
Net cash (used in) provided by investing activities	(23,211)	(82,792)	120,600
Net cash used in financing activities	(62,362)	(272,896)	(396,495)

Operating Activities

For the year ended January 31, 2025, cash provided by operating activities was $332.3 million. The primary factors affecting our operating cash flow during this period were our net income of $244.6 million, stock-based compensation of $219.0 million, amortization of deferred commissions of $52.6 million, depreciation and amortization of our property and equipment, capitalized software, and intangible assets of $22.1 million, and induced conversion expense of $10.1 million, partially offset by $171.2 million in deferred income taxes. Cash provided by operating activities during the year ended January 31, 2025 was further adjusted by net cash outflows of $42.8 million due to changes in our operating assets and liabilities.

The primary drivers for the changes in operating assets and liabilities include a $52.3 million increase in deferred commissions resulting from capitalization of incremental commissions paid to our sales force, a $28.1 million decrease in operating lease liabilities due to recurring lease payments, and a $14.5 million increase in accounts receivable primarily due to timing of our cash collections. These cash outflows were partially offset by a $27.7 million increase in deferred revenue, and a $23.3 million decrease in operating right-of-use assets due to amortization.

Investing Activities

Cash used in investing activities of $23.2 million for the year ended January 31, 2025 was primarily driven by $121.3 million in purchases of short-term investments, $27.6 million in capitalized internal-use software costs, $3.5 million in cash paid for an acquisition, and $2.6 million of fixed asset purchases. These cash outflows were partially offset by $123.5 million in maturities and sales of short-term investments and $8.4 million in proceeds from sales of property.

Financing Activities

Cash used in financing activities of $62.4 million for the year ended January 31, 2025 was primarily driven by $211.1 million in repurchases of our common stock, $191.7 million paid for the partial repurchase of the 2026 Convertible Notes, $79.3 million of employee payroll taxes paid related to net share settlement of stock awards, $52.5 million for the purchase of capped calls related to the 2029 Convertible Notes, $30.0 million principal payments on the revolving loan facility, and $15.0 million of dividend payments to preferred stockholders. These cash outflows were partially offset by $447.8 million in proceeds from the issuance of the 2029 Convertible Notes, net of issuance costs, $30.3 million in proceeds from the settlement of capped calls related to the 2026 Convertible Notes, $25.9 million from issuances of common stock under our employee equity plans, and $19.1 million proceeds from exercise of stock options.

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

In June 2023, we entered into an amended and restated secured credit agreement (the "June 2023 Facility") to provide for a $150.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. In September 2024, we paid down our $30.0 million debt outstanding and had no outstanding debt as of January 31, 2025. In December 2024, we entered into Amendment No. 1 to the June 2023 Facility to decrease the revolving commitments from $150.0 million to $75.0 million and maintain the $45.0 million letter of credit sublimit.

Refer to Note 9 in Part II, Item 8 of this Annual Report on Form 10-K for detailed descriptions of the Convertible Notes and the June 2023 Facility.

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

Share Repurchase Plan

Our Board of Directors has authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions. During the year ended January 31, 2025, we repurchased 7.6 million shares at a weighted average price of $27.90 per share for a total amount of $211.5 million. As of January 31, 2025, $52.0 million remained authorized and available for additional repurchases.

On March 4, 2025, we announced that our Board of Directors authorized an expansion of the share repurchase plan. Under this expansion, an additional $150 million of our class A common stock may be repurchased in open market transactions through March 3, 2026.

Off-Balance Sheet Arrangements

Through January 31, 2025, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces, (ii) purchase obligations not recognized on the consolidated balance sheet as of January 31, 2025, which relate primarily to public cloud hosting services and IT software and support services, and (iii) debt, including obligations under our June 2023 Facility and Convertible Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 6, 8, and 9, respectively, in Part II, Item 8 of this Annual Report on Form 10-K.

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts we believe are more likely than not to be realized. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character, within the carry-back or carry-forward periods available under the applicable tax law. In assessing our need for a valuation allowance, we consider available evidence, including past operating results, expirations or limitations of tax attributes, estimated future taxable income, and the feasibility of tax planning strategies. Our judgment regarding future estimates may change due to many factors, including future market conditions and the ability to successfully execute our business plans and tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our provision for income taxes would increase or decrease in the period in which the assessment is changed. A release of a valuation allowance would result in the recognition of certain deferred tax assets and material income tax benefit in the period of release. As of January 31, 2025, we evaluated all negative and positive evidence and determined that the U.S. federal and state deferred tax assets, with the exception of California, are more likely than not to be realizable resulting in an income tax benefit of $201.2 million. As of January 31, 2025, we maintained our valuation allowance associated with the California state deferred tax assets. As of January 31, 2024, we evaluated all negative and positive evidence and determined that the U.K. deferred tax assets are more likely than not to be realizable resulting in an income tax benefit of $79.1 million. Refer to Note 13 in Part II, Item 8 of this Annual Report on Form 10-K for more information.

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

Non-GAAP operating income and non-GAAP operating margin

We define non-GAAP operating income as GAAP operating income excluding expenses related to stock-based compensation, acquired intangible assets amortization, and as applicable, other special items. Non-GAAP operating margin is defined as non-GAAP operating income divided by revenue. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquired intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology and trade names, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of purchased intangibles is a static expense that is not typically affected by operations during any particular period. We also exclude the following expenses as they are considered by management to be special items outside of our core operating results: (1) fees related to shareholder activism, (2) expenses related to certain litigation, (3) expenses associated with a non-recurring workforce reorganization, consisting primarily of severance and other personnel-related costs, and (4) expenses related to acquisitions.

Non-GAAP net income attributable to common stockholders and non-GAAP net income per share attributable to common stockholders

We define non-GAAP net income attributable to common stockholders as GAAP net income attributable to common stockholders excluding expenses related to stock-based compensation, acquired intangible assets amortization, amortization of debt issuance costs, the income tax benefit from the release of a valuation allowance on deferred tax assets, induced conversion of convertible notes, undistributed earnings attributable to preferred stockholders, and as applicable, other special items as described in the preceding paragraph. We define non-GAAP net income per share attributable to common stockholders as non-GAAP net income attributable to common stockholders divided by the weighted-average outstanding shares.

Non-GAAP Free Cash Flow

We define non-GAAP free cash flow as cash flows from operating activities less net capital expenditures (purchases of property and equipment less proceeds from sales of property and equipment), principal payments of finance lease liabilities, capitalized internal-use software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify adjusting items in our reconciliation of GAAP to non-GAAP financial measures. We consider non-GAAP free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures. The presentation of non-GAAP free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

Our reconciliation of the GAAP to non-GAAP financial measures for years ended January 31, 2025, 2024 and 2023 are as follows (in thousands, except per share data and percentages):

	Year Ended January 31,
	2025	2024	2023
GAAP operating income	$79,634	$50,753	$36,840
Stock-based compensation	219,003	198,783	185,632
Acquired intangible assets amortization	4,214	5,838	5,808
Acquisition-related expenses	378	120	53
Fees related to shareholder activism	—	—	(77)
Expenses related to litigation	419	361	722
Workforce reorganization	—	912	—
Non-GAAP operating income	$303,648	$256,767	$228,978

GAAP operating margin	7.3%	4.9%	3.7%
Stock-based compensation	20.1	19.2	18.7
Acquired intangible assets amortization	0.4	0.6	0.6
Expenses related to litigation	0.1	—	0.1
Non-GAAP operating margin	27.9%	24.7%	23.1%

GAAP net income attributable to common stockholders	$201,567	$99,147	$8,567
Stock-based compensation	219,003	198,783	185,632
Acquired intangible assets amortization	4,214	5,838	5,808
Acquisition-related expenses	378	120	53
Fees related to shareholder activism	—	—	(77)
Expenses related to litigation	419	361	722
Workforce reorganization	—	912	—
Amortization of debt issuance costs	2,662	1,899	1,888
Benefit from the release of a valuation allowance on deferred tax assets	(177,190)	(75,240)	—
Induced conversion expense	10,139	—	—
Undistributed earnings attributable to preferred stockholders	(6,791)	(15,147)	(22,187)
Non-GAAP net income attributable to common stockholders	$254,401	$216,673	$180,406

GAAP net income per share attributable to common stockholders, diluted	$1.36	$0.67	$0.06
Stock-based compensation	1.47	1.34	1.24
Acquired intangible assets amortization	0.03	0.04	0.04
Workforce reorganization	—	0.01	—
Amortization of debt issuance costs	0.02	0.01	0.01
Benefit from the release of a valuation allowance on deferred tax assets	(1.19)	(0.51)	—
Induced conversion expense	0.07	—	—
Undistributed earnings attributable to preferred stockholders	(0.05)	(0.10)	(0.15)
Non-GAAP net income per share attributable to common stockholders, diluted	$1.71	$1.46	$1.20
Weighted-average shares used to compute GAAP net income per share attributable to common stockholders, diluted	148,643	148,586	150,192
Weighted-average shares used to compute non-GAAP net income per share attributable to common stockholders, diluted	148,870	148,586	150,192

GAAP net cash provided by operating activities	$332,257	$318,727	$297,982
Purchases of property and equipment	(2,573)	(4,703)	(5,034)
Proceeds from sales of property and equipment	8,395	2,860	601
Principal payments of finance lease liabilities	(2,141)	(30,176)	(40,353)
Capitalized internal-use software costs	(31,332)	(17,742)	(14,751)
Non-GAAP free cash flow	$304,606	$268,966	$238,445
GAAP net cash (used in) provided by investing activities	$(23,211)	$(82,792)	$120,600
GAAP net cash used in financing activities	$(62,362)	$(272,896)	$(396,495)

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $724.4 million as of January 31, 2025. Our cash and cash equivalents and short-term investments primarily consist of overnight cash deposits, money market funds, U.S. treasury securities, certificates of deposit and non-U.S. government issued securities. We do not enter into investments for trading or speculative purposes.

Our cash and cash equivalents have limited exposure to market risk for changes in interest rates because they have a short-term maturity and are used primarily for working capital purposes. Our portfolio of short-term investments is subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a raise in interest rates. Accordingly, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we sell securities that decline in market value due to changes in interest rates. However, because we classify our short-term investments as "available for sale," no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are caused by expected credit losses.

A hypothetical increase or decrease of 100 basis points in interest rates would not have a material impact on the market value of our portfolio of short-term investments as of January 31, 2025. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

In September 2024, we issued $460.0 million aggregate principal amount of 1.50% convertible senior notes due September 15, 2029. In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026, of which $140.0 million aggregate principal amount was repurchased in September 2024. The Convertible Notes have fixed annual interest rates and therefore we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of the Convertible Notes fluctuates when interest rates change. Additionally, the fair value of the Convertible Notes can be affected by fluctuations in our stock price. We carry the Convertible Notes at face value less unamortized issuance costs on our consolidated balance sheets, and we present the fair value for required disclosures only.

Foreign Currency Risk

Approximately one-third of our revenue is represented by customer contracts denominated in foreign currencies, which include the Japanese Yen, Euro, and British Pound. As our foreign operations continue to grow, specifically in Japan, we have increasing exposure to fluctuations in foreign currency exchange rates.

These fluctuations can result in fluctuations in our total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon translation of these amounts into U.S. dollars. For the year ended January 31, 2025, total revenue was unfavorably impacted by approximately 210 basis points, compared to the corresponding prior period. For the year ended January 31, 2025, total operating expenses were not materially impacted by fluctuations in foreign currency exchange rates.

Additionally, our international subsidiaries maintain certain asset and liability balances as well as operating expenses that are denominated in foreign currencies other than the functional currency and as a result, may cause us to recognize transaction gains and losses in our statement of operations impacting our operating expenses which are recognized in other expense, net on our consolidated statements of operations. For all periods presented, foreign currency exchange gains and losses were not material.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Box, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Box, Inc. (the Company) as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, convertible preferred stock and stockholders’ deficit and cash flows for each of the three years in the period ended January 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 10, 2025 expressed an unqualified opinion thereon.

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

March 10, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Box, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Box, Inc.’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Box, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, convertible preferred stock and stockholders’ deficit and cash flows for each of the three years in the period ended January 31, 2025, and the related notes and our report dated March 10, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California

March 10, 2025

BOX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$624,575	$383,742
Short-term investments	98,241	96,948
Accounts receivable, net	292,707	281,487
Deferred commissions	45,934	45,817
Other current assets	36,322	34,186
Total current assets	1,097,779	842,180
Operating lease right-of-use assets, net	77,970	99,354
Goodwill	76,969	76,750
Deferred commissions, non-current	62,780	63,541
Deferred tax assets	245,417	75,665
Other long-term assets	106,605	83,673
Total assets	$1,667,520	$1,241,163
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$80,069	$79,549
Accrued compensation and benefits	49,721	36,872
Debt, net, current	203,907	—
Deferred revenue	588,379	562,859
Total current liabilities	922,076	679,280
Debt, net, non-current	448,638	370,822
Operating lease liabilities, non-current	68,771	94,165
Other long-term liabilities	30,759	35,863
Total liabilities	1,470,244	1,180,130
Commitments and contingencies (Note 8)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares authorized, issued and outstanding as of January 31, 2025 and 2024	494,238	492,095
Stockholders’ deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 144,113 and 144,353 shares issued and outstanding as of January 31, 2025 and 2024, respectively	14	14
Additional paid-in capital	677,088	785,374
Accumulated other comprehensive loss	(11,921)	(9,686)
Accumulated deficit	(962,143)	(1,206,764)
Total stockholders’ deficit	(296,962)	(431,062)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,667,520	$1,241,163

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2025	2024	2023
Revenue	$1,090,130	$1,037,741	$990,874
Cost of revenue	228,105	260,612	252,556
Gross profit	862,025	777,129	738,318
Operating expenses:
Research and development	264,853	248,767	243,529
Sales and marketing	380,154	348,638	331,400
General and administrative	137,384	128,971	126,549
Total operating expenses	782,391	726,376	701,478
Income from operations	79,634	50,753	36,840
Interest income	23,709	18,714	5,904
Interest expense	(6,075)	(3,841)	(4,872)
Other expense, net	(12,108)	(3,040)	(3,465)
Income before income taxes	85,160	62,586	34,407
(Benefit from) provision for income taxes	(159,461)	(66,446)	7,624
Net income	244,621	129,032	26,783
Accretion and dividend on series A convertible preferred stock	(17,143)	(17,105)	(17,110)
Undistributed earnings attributable to preferred stockholders	(25,911)	(12,780)	(1,106)
Net income attributable to common stockholders	$201,567	$99,147	$8,567
Net income per share attributable to common stockholders
Basic	$1.40	$0.69	$0.06
Diluted	$1.36	$0.67	$0.06
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	144,228	144,203	143,592
Diluted	148,643	148,586	150,192

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended January 31,
	2025	2024	2023
Net income	$244,621	$129,032	$26,783
Other comprehensive loss:
Net foreign currency translation loss	(3,696)	(1,883)	(3,992)
Other	1,461	(738)	1,470
Other comprehensive loss:	(2,235)	(2,621)	(2,522)
Comprehensive income	$242,386	$126,411	$24,261

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2022	500	$487,880	145,081	$15	$972,020	$(4,543)	$(1,362,579)	$(395,087)
Stock consideration in connection with fiscal 2022 acquisition	—	—	559	—	—	—	—	—
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	8,881	—	(62,336)	—	—	(62,336)
Stock-based compensation related to stock awards	—	—	—	—	193,475	—	—	193,475
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	2,110	—	—	(17,110)	—	—	(17,110)
Repurchases of common stock	—	—	(10,220)	(1)	(267,053)	—	—	(267,054)
Other comprehensive loss	—	—	—	—	—	(2,522)	—	(2,522)
Net income	—	—	—	—	—	—	26,783	26,783
Balance as of January 31, 2023	500	$489,990	144,301	$14	$818,996	$(7,065)	$(1,335,796)	$(523,851)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	6,606	—	(47,097)	—	—	(47,097)
Stock-based compensation related to stock awards	—	—	—	—	207,711	—	—	207,711
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	2,105	—	—	(17,105)	—	—	(17,105)
Repurchases of common stock	—	—	(6,554)	—	(177,131)	—	—	(177,131)
Other comprehensive loss	—	—	—	—	—	(2,621)	—	(2,621)
Net income	—	—	—	—	—	—	129,032	129,032
Balance as of January 31, 2024	500	$492,095	144,353	$14	$785,374	$(9,686)	$(1,206,764)	$(431,062)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	7,340	1	(34,296)	—	—	(34,295)
Stock-based compensation related to stock awards	—	—	—	—	219,618	—	—	219,618
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	2,143	—	—	(17,143)	—	—	(17,143)
Repurchases of common stock	—	—	(7,580)	(1)	(211,691)	—		(211,692)
Induced conversion of convertible notes	—	—	—	—	(42,601)	—	—	(42,601)
Purchase of capped calls related to convertible notes	—	—	—	—	(52,486)	—	—	(52,486)
Settlement of capped calls related to convertible notes	—	—	—	—	30,313	—	—	30,313
Other comprehensive loss	—	—	—	—	—	(2,235)	—	(2,235)
Net income	—	—	—	—	—	—	244,621	244,621
Balance as of January 31, 2025	500	$494,238	144,113	$14	$677,088	$(11,921)	$(962,143)	$(296,962)

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$244,621	$129,032	$26,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,103	51,241	65,988
Stock-based compensation expense	219,003	198,783	185,632
Amortization of deferred commissions	52,561	54,227	53,522
Deferred income taxes	(171,225)	(75,292)	1,647
Induced conversion expense	10,139	—	—
Other	(2,101)	2,478	2,312
Changes in operating assets and liabilities
Accounts receivable, net	(14,478)	(21,876)	(8,931)
Deferred commissions	(52,333)	(44,482)	(54,987)
Operating lease right-of-use assets, net	23,279	35,174	40,155
Other assets	(5,386)	7,256	(5,710)
Accounts payable, accrued expenses and other liabilities	6,391	(1,179)	(1,899)
Operating lease liabilities	(28,062)	(49,349)	(44,555)
Deferred revenue	27,745	32,714	38,025
Net cash provided by operating activities	332,257	318,727	297,982
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(121,338)	(169,416)	(102,088)
Maturities of short-term investments	119,896	107,950	240,000
Sales of short-term investments	3,567	—	—
Purchases of property and equipment	(2,573)	(4,703)	(5,034)
Proceeds from sales of property and equipment	8,395	2,860	601
Capitalized internal-use software costs	(27,633)	(16,561)	(12,064)
Other	(3,525)	(2,922)	(815)
Net cash (used in) provided by investing activities	(23,211)	(82,792)	120,600
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net of issuance costs	447,795	—	—
Partial repurchase of convertible notes	(191,713)	—	—
Purchase of capped calls related to convertible notes	(52,486)	—	—
Settlement of capped calls related to convertible notes	30,313	—	—
Principal payments on borrowings	(30,000)	—	—
Repurchases of common stock	(211,060)	(177,131)	(274,172)
Payments of dividends to preferred stockholders	(15,000)	(14,943)	(15,057)
Proceeds from exercise of stock options	19,050	1,343	7,729
Proceeds from issuances of common stock under employee stock purchase plan	25,910	26,860	24,458
Employee payroll taxes paid for net settlement of stock awards	(79,256)	(74,651)	(93,910)
Principal payments of finance lease liabilities	(2,141)	(30,176)	(40,353)
Other	(3,774)	(4,198)	(5,190)
Net cash used in financing activities	(62,362)	(272,896)	(396,495)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,831)	(7,822)	(9,935)
Net increase (decrease) in cash, cash equivalents, and restricted cash	241,853	(44,783)	12,152
Cash, cash equivalents, and restricted cash, beginning of period(1)	384,257	429,040	416,888
Cash, cash equivalents, and restricted cash, end of period(1)	$626,110	$384,257	$429,040
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes, net of tax refunds	$13,648	$8,450	$7,044

(1)
Restricted cash is included in other current assets in the consolidated balance sheets for the periods presented.

See notes to consolidated financial statements

BOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Basis of Presentation

Description of Business

We were incorporated in the state of Washington in April 2005, and were reincorporated in the state of Delaware in March 2008. Box provides the leading ICM platform that enables organizations of all sizes to securely manage cloud content while allowing easy, secure access and sharing of this content from anywhere, on any device.

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

Segments

Our Chief Executive Officer is our chief operating decision maker (CODM). Our CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, we have a single reporting segment and operating unit structure. As part of the review, our CODM uses consolidated net income to measure segment profit or loss. Our CODM does not evaluate segment performance using asset or liability information. Since we operate as a single reporting segment and operating unit structure, financial segment information, including profit or loss information and significant segment expenses, can be found in the consolidated financial statements.

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

We deferred sales commissions costs of $52.0 million, $44.5 million and $55.0 million during the years ended January 31, 2025, 2024 and 2023, respectively, and amortized $52.5 million, $54.2 million and $53.5 million of deferred commissions during the same periods respectively.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed deposit insurance coverage limits.

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of January 31, 2025, two resellers, who are also customers, each accounted for more than 10% of total accounts receivable and as of January 31, 2024, no single customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue in the years ended January 31, 2025, 2024 and 2023.

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

Geographic Locations

For the years ended January 31, 2025, 2024 and 2023, revenue attributable to customers in the United States was 64%, 66% and 67%, respectively. For the years ended January 31, 2025, 2024 and 2023 revenue attributable to customers in Japan was 23%, 21% and 19%, respectively.

As of January 31, 2025 and 2024, substantially all of our property and equipment was located in the United States.

Foreign Currency Translation and Transactions

The functional currency of our principal foreign subsidiary is the U.S. dollar; for the other foreign subsidiaries, the functional currency is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements of our foreign subsidiaries into U.S. dollars are recorded as part of a separate component of the consolidated statements of comprehensive income. Foreign currency transaction gains and losses are included within other expense, net, in the consolidated statements of operations for the period. Monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Translation adjustments were $14.0 million and $10.3 million as of January 31, 2025 and 2024, respectively. We incurred $1.4 million, $3.0 million and $3.4 million in foreign currency exchange losses during the years ended January 31, 2025, 2024 and 2023, respectively.

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

Short-Term Investments

Our short-term investments are primarily comprised of U.S. treasury securities, foreign government securities, and certificates of deposit. We determine the appropriate classification for our short-term investments at the time of purchase and reevaluate such designation at each balance sheet date. We have classified our short-term investments as available-for-sale securities as we may sell these securities at any time for use in operations or for other purposes. We record such securities at fair value in our consolidated balance sheet, with unrealized gains or losses reported as a component of accumulated other comprehensive loss. The amount of unrealized gains or losses reclassified into earnings is based on specific identification when the securities are sold. We periodically evaluate if any security has experienced credit-related declines in fair value, which are recorded against an allowance for credit losses with an offsetting entry to other expense, net on the consolidated statement of operations.

Derivative Instruments and Hedging

We measure derivative instruments at fair value and recognize them as either assets or liabilities on our consolidated balance sheets. We record changes in fair value of derivative instruments designated as cash flow hedges as a component of accumulated other comprehensive loss. When the hedged transaction affects earnings, we subsequently reclassify the net derivative gain or loss within other comprehensive loss into the same line as the hedged item on the consolidated statements of operations to offset the changes in the hedged transaction. Derivatives not designated as hedging instruments are adjusted to fair value through other expense, net, on our consolidated statements of operations in the period during which changes in fair value occur.

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

Research and Development Costs

Research and development costs include personnel costs, including stock-based compensation expense, associated with our engineering personnel and consultants responsible for the design, development and testing of the product, and allocated overhead for facilities, information technology, and employee benefit costs.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the years ended January 31, 2025, 2024 and 2023 were $27.1 million, $17.5 million and $14.7 million, respectively.

Stock-Based Compensation

We determine the fair value of stock options and purchase rights issued to employees under our 2015 Equity Incentive Plan (2015 Plan) and 2015 Employee Stock Purchase Plan (2015 ESPP) on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of our common stock as well as changes in assumptions regarding a number of variables, which include, but are not limited to, the expected common stock price volatility over the term of the awards, the expected term of the awards, risk-free interest rates and the expected dividend yield. We use the market closing price of our Class A common stock as reported on the New York Stock Exchange for the fair value of restricted stock units granted after our initial public offering (IPO).

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

For market-based restricted stock units that vest based upon continued service and achievement of certain market conditions established by the Board of Directors for a predetermined period, the fair value is determined using a Monte Carlo simulation model. The Monte Carlo simulation model requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period. Compensation expense is recognized over the requisite service period based on the accelerated attribution method.

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

Recently Adopted and Issued Accounting Pronouncements

In November 2024, the FASB issued Accounting Standard Update (ASU) 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. We early adopted the new standard, effective November 1, 2024, on a prospective basis. The adoption did not have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about the types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions in the statement of operations. For interim and annual reporting periods, entities will be required to provide this information in tabular format in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the new standard on our consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires greater disaggregation of tax information in rate reconciliation and income taxes paid by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the new standard on our consolidated financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all prior periods presented in the financial statements. We adopted the new standard for the year ended January 31, 2025 and have disclosed the incremental segment information in Note 2.

There were no other recently adopted or issued accounting pronouncements that had a material impact on our consolidated financial statements for the year ended January 31, 2025.

Note 3. Revenue

Deferred Revenue

Deferred revenue was $608.6 million and $586.9 million as of January 31, 2025 and 2024, respectively. During the years ended January 31, 2025 and 2024, we recognized $568.3 million and $546.4 million of revenue that was included in the deferred revenue balance as of January 31, 2024 and 2023, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of January 31, 2025, we had remaining performance obligations from contracts with customers of $1.5 billion. We expect to recognize revenue on approximately 56% and 25% of these remaining performance obligations over the next 12 and 24 months, respectively, with the balance recognized thereafter.

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

The estimated fair value of securities included in cash equivalents and short-term investments, which are classified as Level 1, were as follows (in thousands):

	January 31,
	2025	2024
Cash equivalents:
Money market funds	$188,307	$189,268
Total cash equivalents	188,307	189,268
Short-term investments:
U.S. treasury securities	98,241	61,484
Non-U.S. government issued securities	—	5,464
Total short-term investments (1)	98,241	66,948
Total cash equivalents and short-term investments (1)	$286,548	$256,216

(1)
As of January 31, 2024, we had a certificate of deposit for a total of $30.0 million with an original maturity of more than three months and less than twelve months that is classified as a short-term investment in our consolidated balance sheet. This certificate of deposit is not included in the table above as it does not meet the definition of a security.

There were no material differences between the estimated fair value and amortized cost of our securities included in cash equivalents and short-term investments.

As of January 31, 2025, contractual maturities of our securities included in cash equivalents and short-term investments were as follows (in thousands):

January 31, 2025
Due within one year	$276,539
Due between one to five years	10,009
Total	$286,548

As of January 31, 2025, we do not consider any portion of the unrealized losses to be credit losses.

Fair Value Measurements of Other Financial Instruments

In September 2024, we issued $460.0 million aggregate principal amount of 1.50% convertible senior notes due September 15, 2029. In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. Using the proceeds from the issuance of the 2029 Convertible Notes, we entered into separate and privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $140.0 million aggregate principal amount of the 2026 Convertible Notes, which were completed simultaneously with the new convertible debt offering. The estimated fair values of the Convertible Notes, which we have classified as Level 2 financial instruments, were determined using observable market prices. As of January 31, 2025, the estimated fair value of the 2029 Convertible Notes and 2026 Convertible Notes was $458.1 million and $260.2 million, respectively, and as of January 31, 2024, the estimated fair value of the 2026 Convertible Notes was $392.1 million.

During the year ended January 31, 2025, we entered into foreign currency forward contracts to hedge monetary assets and liabilities denominated in non-functional currencies. These foreign currency forward contracts have maturities of 12 months or less. As of January 31, 2025, we had foreign currency forward contracts not designated as hedging instruments with a total notional value of $67.6 million, and as of January 31, 2024, we did not have foreign currency forward contracts. Our foreign currency forward contracts are classified as Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in active markets, such as currency spot and forward rates. As of January 31, 2025, the gross fair value of these foreign currency forward contracts, recognized in other current assets in the consolidated balance sheet, was not material. The gains and losses recognized for these foreign currency forward contracts were not material during the year ended January 31, 2025.

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	January 31,
	2025	2024
Leasehold improvements	$68,039	$69,494
Computer-related equipment and software	20,876	22,031
Furniture and fixtures	16,595	16,632
Construction in progress	967	697
Total property and equipment	106,477	108,854
Less: accumulated depreciation	(81,498)	(77,501)
Total property and equipment, net	$24,979	$31,353

Depreciation expense related to property and equipment was $8.2 million, $37.0 million and $51.2 million for the years ended January 31, 2025, 2024 and 2023, respectively.

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

We sublease certain floors of our Redwood City and London offices. Our current subleases have total lease terms ranging from 13 to 39 months that will expire at various dates by fiscal year 2029.

The components of lease cost, which were included in operating expenses in our consolidated statements of operations, were as follows (in thousands):

	Year Ended January 31,
	2025	2024
Finance lease cost:
Amortization of finance lease right-of-use assets	$374	$24,708
Interest on finance lease liabilities	12	773
Operating lease cost, gross	29,855	49,365
Variable lease cost, gross	6,871	9,068
Sublease income	(5,567)	(6,692)
Total lease cost	$31,545	$77,222

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended January 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$34,134	$57,006
Operating cash flows for finance leases	12	859
Financing cash flows for finance leases	2,141	30,176
Right-of-use assets obtained in exchange of lease obligations
Operating leases	$2,357	$5,477

The weighted-average remaining term of operating leases was 4.0 years and 4.79 years as of January 31, 2025 and 2024, respectively. The weighted-average discount rate used to measure the present value of our operating lease liabilities was 6.03% and 5.95% as of January 31, 2025 and 2024, respectively.

As of January 31, 2025, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)
2026	$30,264
2027	28,593
2028	25,055
2029	11,996
2030	3,247
Thereafter	7,240
Total lease payments	106,395
Less: imputed interest	(12,211)
Present value of total lease liabilities	$94,184

(1)
Non-cancellable sublease proceeds for the years ending January 31, 2026, 2027, 2028 and 2029 of $2.6 million, $2.1 million, $2.2 million, and $0.6 million, respectively, are not included in the table above.

As of January 31, 2025, we had one operating lease for an office space that has not yet commenced. This operating lease has aggregated undiscounted future payments of $19.1 million and a lease term of nine years. This operating lease is estimated to commence during fiscal year 2026.

Note 7. Intangible Assets

Intangible assets are included in other long-term assets in the consolidated balance sheets. Intangible assets consisted of the following (in thousands):

	January 31,
	2025	2024
Internally developed software	$104,633	$68,133
Acquired developed technology	26,872	23,939
On-premises software	22,889	17,523
Total intangible assets	154,394	109,595
Less: accumulated amortization	(79,884)	(62,820)
Total intangible assets, net	$74,510	$46,775

Intangible assets are amortized on a straight-line basis over the useful life. Amortization expense for intangible assets was $17.1 million, $16.6 million, and $17.7 million for the years ending January 31, 2025, 2024, and 2023, respectively.

As of January 31, 2025, expected amortization expense for intangible assets was as follows (in thousands):

Years ending January 31:
2026	$19,822
2027	12,297
2028	5,184
Total	$37,303

As of January 31, 2025, we capitalized internally developed software of $37.2 million for numerous projects that were not yet ready for their intended use. The majority of these projects, which generally have a useful life of three years, are expected to commence amortization in fiscal year 2026.

Note 8. Commitments and Contingencies

Letters of Credit

As of January 31, 2025 and 2024, we had letters of credit in the aggregate amount of $11.2 million and $11.4 million, respectively, in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 9.

Purchase Obligations

Our purchase obligations relate primarily to public cloud hosting services and IT software and support services costs and have terms ranging from two to eight years. As of January 31, 2025, future minimum payments under non-cancellable contractual purchases, which were not recognized on our consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Years ending January 31:
2026	$14,914
2027	209,386
2028	9,540
2029	1,730
Total	$235,570

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of January 31, 2025.

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

The 2026 Convertible Notes are convertible at the option of the holders of the 2026 Convertible Notes at any time prior to the close of business on the business day immediately preceding October 15, 2025, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on April 30, 2021 (and only during such fiscal quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the measurement period in which the trading price per $1,000 principal amount of the 2026 Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the 2026 Convertible Notes on each such trading day; (3) if we call the 2026 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.

On or after October 15, 2025, holders of the 2026 Convertible Notes may convert all or any portion of their 2026 Convertible Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions. Effective February 5, 2021, we have made an irrevocable election to settle the principal portion of the 2026 Convertible Notes only in cash. Accordingly, upon conversion, we will pay the principal portion in cash and we will pay or deliver, as the case may be, the conversion premium in cash, shares of common stock or a combination of cash and shares of common stock, at our election.

We may redeem for cash all or any portion of the 2026 Convertible Notes, at our option, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Convertible Notes to be redeemed, plus any accrued and unpaid special interest to, but excluding the redemption date.

Upon the occurrence of a fundamental change (as defined in the indenture governing the 2026 Convertible Notes) prior to the maturity date, subject to certain conditions, holders of the 2026 Convertible Notes may require us to repurchase all or a portion of the 2026 Convertible Notes for cash at a repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date.

In September 2024, using proceeds from the issuance of the 2029 Convertible Notes, we entered into separate and privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $140.0 million aggregate principal amount of the 2026 Convertible Notes for an aggregate amount of $191.7 million of cash. The repurchase was accounted for as an induced conversion. We recognized $10.1 million of induced conversion expense, representing the fair value of the consideration paid to certain holders of the 2026 Convertible Notes in excess of the value to which they were entitled to receive pursuant to the original conversion terms. This expense was recognized in other expense, net on our consolidated statements of operations. The remaining consideration of $42.6 million, after accounting for the induced conversion expense and carrying value of the 2026 Convertible Notes on the date of repurchase, including unamortized debt issuance costs of $1.0 million, was recorded as a reduction to additional paid-in capital.

As of January 31, 2025, the conditions allowing holders of the Convertible Notes to convert were not met.

The net carrying amount of the Convertible Notes consisted of the following (in thousands):

	January 31,		January 31,
	2025		2024
	2029 Convertible Notes	2026 Convertible Notes	2026 Convertible Notes
Principal	$460,000	$205,000	$345,000
Unamortized issuance costs	(11,362)	(1,093)	(3,750)
Net carrying amount	$448,638	$203,907	$341,250

Issuance costs are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs of the 2029 Convertible Notes and 2026 Convertible Notes is 2.06% and 0.56%, respectively. For the years ended January 31, 2025, 2024, and 2023, interest expense related to the 2029 Convertible Notes and 2026 Convertible Notes was not material.

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

Line of Credit

On June 30, 2023, we entered into an amended and restated credit agreement and on December 19, 2024, we entered into Amendment No. 1 to the June 2023 Facility. The amendment, among other changes, (a) decreases the revolving commitments from $150.0 million to $75.0 million and (b) amends the conditions that prevent early maturity of the revolving loan facility so that the maturity date is the earlier of (i) June 30, 2028, (ii) October 16, 2025, except to the extent that our liquidity (as determined in accordance with the June 2023 Facility) is greater than or equal to the outstanding principal amount of our existing 2026 Convertible Notes as of such date, and (iii) February 11, 2028, only in the event that any of our Series A Convertible Preferred Stock remains outstanding as of such date.

The revolving loans accruing interest at a rate per annum equal to, at our option, (a) an adjusted term Secured Overnight Financing Rate (SOFR) (based on one, three, or six-month interest periods) plus a margin ranging from 1.35% to 1.85%, (b) a daily simple SOFR rate plus a margin ranging from 1.35% to 1.85%, or (c) a prime rate plus a margin of 0.35% to 0.85%. The June 2023 Facility provides for a commitment fee of 0.15% to 0.25% per annum, determined based upon our senior secured leverage ratio, on the average daily unused amount of the revolving committed amount, payable quarterly in arrears. Borrowings under the June 2023 Facility are collateralized by substantially all of our assets. The June 2023 Facility requires us to comply with a maximum leverage ratio and a minimum liquidity requirement. Additionally, the June 2023 Facility contains customary affirmative and negative covenants.

In September 2024, we paid down $30.0 million of our outstanding principal balance on the June 2023 Facility. As of January 31, 2025, we had no debt outstanding on the June 2023 Facility and were in compliance with all financial covenants.

Note 10. Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Common Stock

The holder of each share of Class A common stock is entitled to 1 vote per share. As of January 31, 2025 and 2024, we had authorized 1,000,000,000 shares of Class A common stock, par value of $0.0001 per share. 144,112,756 and 144,353,060 shares of Class A common stock were issued and outstanding as of January 31, 2025 and 2024, respectively.

Preferred Stock

As of January 31, 2025 and 2024, we had authorized 100,000,000 shares of undesignated preferred stock, par value of $0.0001 per share. 500,000 shares of Series A Convertible Preferred Stock were issued and outstanding as of January 31, 2025 and 2024.

Treasury Stock

As of January 31, 2025 and 2024, we held an aggregate of 3,107,809 shares of common stock as treasury stock.

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

We have applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and have therefore classified the Series A Preferred Stock as mezzanine equity. The Series A Preferred Stock was recorded outside of stockholders’ deficit because the shares may be redeemed at the option of the holders and that redemption option is not solely within our control. Upon issuance, we recorded the Series A Preferred Stock, net of issuance costs. We have elected to accrete the issuance costs through the date the shares can first be redeemed at the option of the holders, which is the seventh anniversary of the Closing Date using the effective interest rate method. During the years ended January 31, 2025 and 2024, accretion recognized was not material.

During the years ended January 31, 2025 and 2024, we paid cash dividends to our Series A Preferred Stockholders in the amount of $15.0 million in both periods. As of January 31, 2025, we had accrued dividends of $1.3 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to our accumulated deficit.

Share Repurchase Plan

Our Board of Directors has authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions. We periodically enter into pre-set trading plans adopted in accordance with Rule 10b5-1 to effect repurchases under our share repurchase plan.

During the year ended January 31, 2025, we repurchased 7.6 million shares at a weighted average price of $27.90 per share for a total amount of $211.5 million. During the year ended January 31, 2024, we repurchased 6.6 million shares at a weighted average price of $27.01 for a total amount of $177.0 million. As of January 31, 2025, $52.0 million remained authorized and available for additional repurchases.

On March 4, 2025, we announced that our Board of Directors authorized an expansion of the share repurchase plan. Under this expansion, an additional $150 million of our class A common stock may be repurchased in open market transactions through March 3, 2026.

Note 11. Stock-Based Compensation

Employee Equity Plans

In January 2015, our Board of Directors adopted the 2015 Plan, which became effective prior to the completion of our IPO. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our Board of Directors at the time of grant. Generally, our restricted stock units vest over four years and, (a) for employee new hire restricted stock unit grants, twenty-five percent vest one year from the vesting commencement date and continue to vest 1/16th per quarter thereafter; or (b) for employee refresh restricted stock unit grants, 1/16th per quarter vest from the vesting commencement date. On July 2, 2024, our stockholders approved the amended and restated 2015 Plan. Subject to the adjustment provisions, the maximum number of shares that may be issued under the 2015 Plan is (a) 9,000,000 shares of our Class A common stock, plus (b) any shares subject to awards granted under our 2011 Equity Incentive Plan, as amended, and the 2015 Plan that were outstanding on or prior to the approval of the amended and restated 2015 Plan, and that subsequently expire, are forfeited to or repurchased, or otherwise terminate without having been exercised or issued in full, up to a maximum of 20,228,040 shares. As of January 31, 2025, 8,594,162 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of January 31, 2025, 2,823,385 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2023	2,373,063	$17.32	3.81	$34,820
Options exercised	(89,520)	7.75
Balance as of January 31, 2024	2,283,543	$17.69	2.93	$18,975
Options exercised	(1,271,158)	17.52
Balance as of January 31, 2025	1,012,385	$17.90	2.80	$15,679
Exercisable as of January 31, 2025	1,012,385	$17.90	2.80	$15,679

Shares Subject to Options Outstanding Weighted-Average Weighted-Remaining Average Exercise Contractual Life Aggregate Shares Price (Years) Intrinsic Value (in thousands) Balance as of January 31, 2019 Options granted Option exercised Options forfeited/cancelled Balance as of January 31, 2020 Options granted Option exercised Options forfeited/cancelled Balance as of January 31, 2021 Vested and expected to vest as of January 31, 2021 Exercisable as of January 31, 2021 9,096,961 $9.01 4.97 $ 108,731 577,082 19.89 (659,34) 9.05 (242,110) 17.63 8,772,585 $ 9.48 4.27 $ 60,221 31,666 12.48 (1,994,667) 5.14 (192,547) 10.73 6,617,037 $ 10.773.77 $ 48,098 6,554,892 $ 10.68 3.74 $ 48,092 5,348,780 $ 8.59 2.87 $ 47,974

The aggregate intrinsic value of exercisable options as of January 31, 2025 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the years ended January 31, 2025, 2024 and 2023 was $14.8 million, $1.6 million, and $60.0 million, respectively. During the year ended January 31, 2025, we realized $2.2 million in tax benefits in connection with the stock options exercised. The tax benefits realized in connection with stock option exercises during the years ended January 31, 2024 and 2023 were not material. The aggregate estimated fair value of stock options granted to employees that vested during the years ended January 31, 2024 and 2023 was not material. No stock options vested during the year ended January 31, 2025 and there were no options granted to employees during the years ended January 31, 2025, 2024 and 2023.

Restricted Stock Units

The following table summarizes the restricted stock unit activity, inclusive of performance-based and market-based restricted stock units, under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2023	14,665,753	$24.89
Granted	8,966,588	26.34
Vested	(8,069,193)	24.09
Forfeited/cancelled	(1,483,553)	25.84
Unvested balance - January 31, 2024	14,079,595	$26.17
Granted	10,058,585	29.05
Vested	(7,628,341)	26.15
Forfeited/cancelled	(1,833,465)	27.02
Unvested balance - January 31, 2025	14,676,374	$28.04

er of Weighted- Restricted Average Stock Units Grant Date Outstanding Fair Value Unvested balance - January 31, 2019 18,098,707 $ 19.35 Granted 12,436,586 18.81 Vested, net of shares withheld for employee payroll taxes (4,166,907) 19.92 Forfeited/cancelled (4,560,279) 19.77 Unvested balance - January 31, 2020 21,808,107 $ 18.85 Granted 10,702,574 15.82 Vested, net of shares withheld for employee payroll taxes (5,100,239) 18.28 Forfeited/cancelled (13,079,764) 17.87 Unvested balance - January 31, 2021 14,330,678 $ 17.68

The total fair value of vested restricted stock units for the years ended January 31, 2025, 2024 and 2023 was $226.9 million, $214.6 million, and $215.3 million. During the year ended January 31, 2025, we realized $42.1 million in tax benefits in connection with the vesting and issuance of restricted stock units. The tax benefits realized in connection with the vesting and issuance of restricted stock units during the years ended January 31, 2024 and 2023 were not material. As of January 31, 2025, there was $370.7 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, inclusive of performance-based and market-based restricted stock units, granted to employees that is expected to be recognized over a weighted-average period of 2.56 years.

Executive Bonus Plan

We use performance-based incentives for certain employees, including our named executive officers, to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals (the "Executive Bonus Plan"). Based on a review of our actual achievement of the pre-established corporate financial objectives and additional inputs from our Compensation Committee, the Executive Bonus Plan for fiscal year 2024 was determined, settled and paid out in the first quarter of fiscal year 2025 in the form of cash and fully vested restricted stock units. During the first quarter of fiscal year 2025, our Compensation Committee also adopted and approved the performance criteria and targets for the Executive Bonus Plan for fiscal year 2025, which is expected to be paid out in the form of cash and fully vested restricted stock units in the first quarter of fiscal year 2026.

During the years ended January 31, 2025 and 2024, we recognized stock-based compensation expense related to Executive Bonus Plans in the amount of $13.4 million and $6.2 million, respectively. The unrecognized compensation expense related to the ungranted and unvested Executive Bonus Plan for fiscal year 2025 is $3.1 million, based on the expected performance against the pre-established corporate financial objectives as of January 31, 2025, which is expected to be recognized during the first quarter of fiscal year 2026.

Performance-Based and Market-Based Restricted Stock Units

During the years ended January 31, 2025, 2024 and 2023, we granted performance-based restricted stock units to our named executive officers. The performance-based restricted stock units are subject to vesting based on the achievement of both performance-based and service-based conditions. The performance-based restricted stock units vest annually over a period of three years from the date of grant, subject to the executive's continued employment. The number of shares that can be earned ranges from 0% to 150% of the target number of shares granted based on the relative performance of the company compared to the specific performance metrics. In order to vest, the performance condition is only required to be met in the first year following the grant date.

In December 2024, we granted 600,000 market-based restricted stock units, subject to vesting based on the achievement of both market-based and service-based conditions. The market-based restricted stock units are eligible to vest based on the achievement of stock price goals over a performance period that ends on the fourth anniversary of the grant date. The total number of market-based restricted stock units is divided into three equal tranches with each tranche subject to both a stock price goal and a minimum service requirement.

The $20.59 average grant date fair value per market-based restricted stock unit was determined using a Monte Carlo simulation model and stock-based compensation expense is recognized over the requisite service period based on the accelerated attribution method, even if the Price Hurdles are not met.

During the years ended January 31, 2025, 2024, and 2023, stock-based compensation expense related to performance-based and market-based restricted stock units $5.5 million, $2.8 million, and $1.3 million, respectively.

2015 ESPP

As of January 31, 2025, there was $5.5 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over a weighted-average period of less than one year.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended January 31,
	2025	2024	2023
Cost of revenue	$18,656	$19,111	$17,816
Research and development	77,557	70,240	68,900
Sales and marketing	75,281	65,886	58,448
General and administrative	47,509	43,546	40,468
Total stock-based compensation	$219,003	$198,783	$185,632

Year Ended January 31, 2021 2020 2019 Cost of revenue $ 18,936 $ 16,769 $ 14,065 Research and development 61,145 62,565 45,189 Sales and marketing 42,015 38,030 36,864 General and administrative 32,196 28,624 23,178 Total stock-based compensation $ 154,292 $ 145,988 $ 119,296

During the years ended January 31, 2025, 2024 and 2023, we capitalized $10.6 million, $7.0 million, and $4.4 million, respectively, of stock-based compensation expense related to eligible internal-use software projects.

Determination of Fair Value

We estimated the fair value of 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2025			2024			2023
Employee Stock Purchase Plan
Expected term (in years)	0.5	–	2.0	0.5	–	2.0	0.5	–	2.0
Risk-free interest rate	3.6%	–	5.4%	4.1%	–	5.5%	0.9%	–	4.0%
Volatility	28%	–	35%	27%	–	40%	33%	–	44%
Dividend yield			0%			0%			0%

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

Note 12. Net Income per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended January 31,
	2025	2024	2023
Numerator:
Net income	$244,621	$129,032	$26,783
Accretion and dividend on series A convertible preferred stock	(17,143)	(17,105)	(17,110)
Undistributed earnings attributable to preferred stockholders	(25,911)	(12,780)	(1,106)
Net income attributable to common stockholders, basic and diluted	$201,567	$99,147	$8,567

Denominator:
Weighted-average number of shares used to compute net income per share attributable to common stockholders, basic	144,228	144,203	143,592
Dilutive effect of awards issued under employee equity plans	3,434	3,549	5,552
Dilutive effect of shares related to the convertible senior notes	981	834	1,048
Weighted-average number of shares used to compute net income per share attributable to common stockholders, diluted	148,643	148,586	150,192

Net income per share attributable to common stockholders, basic	$1.40	$0.69	$0.06
Net income per share attributable to common stockholders, diluted	$1.36	$0.67	$0.06

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended January 31,
	2025	2024	2023
Options to purchase common stock	—	7	—
Restricted stock units	3	57	87
Employee stock purchase plan	107	664	831
Shares related to convertible preferred stock	18,540	18,587	18,540
Shares related to the convertible senior notes	227	—	—
Total	18,877	19,315	19,458

Note 13. Income Taxes

The components of income before income taxes were as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
United States	$13,890	$14,174	$(7,103)
Foreign	71,270	48,412	41,510
Total	$85,160	$62,586	$34,407

The components of (benefit from) provision for income taxes were as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Current:
State	$1,196	$1,887	$1,431
Foreign	10,568	6,959	4,546
Total	11,764	8,846	5,977
Deferred:
Federal	(154,032)	(91)	58
State	(23,614)	59	65
Foreign	6,421	(75,260)	1,524
Total	(171,225)	(75,292)	1,647
(Benefit from) provision for income taxes	$(159,461)	$(66,446)	$7,624

The following is a reconciliation of the difference between the effective income tax rate and the federal statutory rate of 21% (in thousands):

	Year Ended January 31,
	2025	2024	2023
Tax at statutory federal rate	$17,884	$13,139	$7,225
State taxes, net of federal benefit	2,782	3,792	(1,794)
U.S. tax on foreign earnings	17,389	14,569	14,357
Foreign rate difference	2,022	819	(53)
Nondeductible expenses	828	701	893
Induced conversion expense	2,129	—	—
Research and development credit	(7,880)	(7,916)	(6,870)
Change in reserve for unrecognized tax benefits	7,880	7,916	6,870
Stock-based compensation	1,032	3,555	(7,069)
Change in valuation allowance, including the effect of tax rate change	(203,542)	(102,573)	(5,995)
Other	15	(448)	60
Total (benefit from) provision for income taxes	$(159,461)	$(66,446)	$7,624

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2025	2024
Deferred tax assets:
Net operating loss carryover	$149,519	$194,008
Stock-based compensation	10,365	9,426
Capitalized research and development	93,398	76,361
Depreciation and amortization	11,218	11,428
Operating lease liabilities	20,582	28,050
Other	10,012	11,692
Total deferred tax assets	295,094	330,965
Valuation allowance	(28,526)	(230,686)
Total deferred tax assets, net of valuation allowance	266,568	100,279
Deferred tax liabilities:
Operating lease right-of-use assets, net	(15,307)	(21,291)
Deferred commissions	(3,502)	(2,836)
Goodwill with indefinite life amortization	(1,932)	(1,505)
Other	(57)	—
Total deferred tax liabilities	(20,798)	(25,632)
Net deferred tax assets	$245,770	$74,647

We assess the realizability of deferred tax assets by considering whether it is more likely than not that some portion or all the deferred tax assets will not be realized. As a result, we continue to maintain a valuation allowance against our California deferred tax assets to the extent they are not offset by liabilities from uncertain tax positions.

In the fourth quarter of fiscal year 2025, we concluded that it is more likely than not that our U.S. federal and state deferred tax assets, with the exception of California, are realizable. We released $201.2 million of our valuation allowance associated with the U.S. federal and state deferred tax assets. These U.S. federal and state deferred tax assets were created primarily as a result of net operating loss carryforwards from historical business operations. A significant improvement in our profitability over the last three years coupled with anticipated future earnings provided positive evidence to support the conclusion that sufficient taxable income will be generated in the future and a valuation allowance is no longer necessary. As of January 31, 2025, we maintained our valuation allowance associated with the California state deferred tax assets.

During the years ended January 31, 2025 and 2024, the valuation allowance decreased by $202.2 million and $101.2 million, respectively.

Provisions enacted in the 2017 Tax Cuts and Jobs Act related to the capitalization for tax purposes of research and experimental (R&E) expenditures became effective for tax years beginning after December 31, 2021. Beginning in the year ended January 31, 2023, we began capitalizing and amortizing R&E expenditures over five years for domestic research and 15 years for international research rather than expensing these costs as incurred. As a result, we recorded a net deferred tax asset of $90.2 million and $68.0 million, respectively, related to the capitalization requirement during the years ended January 31, 2025 and 2024.

As of January 31, 2025, we had federal, state and foreign net operating loss carryforwards of $233.7 million, $487.3 million and $268.5 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards generated prior to fiscal year 2019 will expire at various dates beginning in 2037, if not utilized. We have federal net operating loss carryforwards of $125.3 million, which can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2027, if not utilized. The foreign net operating loss carryforwards do not expire. In addition, as of January 31, 2025, we had federal and state research and development tax credit carryforwards of $69.4 million and $65.6 million, respectively. The federal research and development tax credit carryforwards will expire beginning in 2026, if not utilized. The state research and development tax credit carryforwards do not expire.

Utilization of the federal and state net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. We completed a Section 382 ownership change analysis through fiscal year 2025 tax periods, which concluded that our net operating losses are not permanently limited. Subsequent ownership changes may further affect the limitation in future years but we do not expect that the annual limitations will significantly impact our ability to utilize net operating loss or tax credit carryforward.

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

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Unrecognized tax benefits—beginning of period	$118,981	$103,636	$90,678
Reductions for tax positions related to prior year	(49)	—	—
Additions for tax positions related to prior year	—	1,733	209
Additions for tax positions related to current year	13,642	13,612	12,749
Unrecognized tax benefits—end of period	$132,574	$118,981	$103,636

It is reasonably possible that within the next 12 months our unrecognized tax benefits related to these matters may decrease by up to approximately $70.0 million due to refinement of certain tax return positions.

As of January 31, 2025, the balance of unrecognized tax benefits was $132.6 million of which $69.1 million, if recognized, would affect the effective tax rate and $63.5 million would result in adjustment to deferred tax assets with corresponding adjustments to the valuation allowance. The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of January 31, 2024 and 2023.

Our policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of our income tax provision. Interest and penalties were not significant during the years ended January 31, 2025, 2024 and 2023.

We file tax returns in the U.S. for federal, California, and other states. All tax years remain open to examination for both federal and state purposes as a result of our net operating loss and credit carryforwards. We file tax returns in the U.K. and other foreign jurisdictions in which we operate. Tax years 2021 onwards remain open to examination for the U.K. Certain tax years remain open to examination under the statute of limitations of the respective countries in which our other foreign subsidiaries are located.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2025. The effectiveness of our internal control over financial reporting as of January 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

During the three months ended January 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 annual meeting of stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our year ended January 31, 2025, and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit		Incorporated by References
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Box, Inc., as amended.	10-K	001-36805	3.1	March 13, 2023

3.2	Amended and Restated Bylaws of Box, Inc., effective February 13, 2024.	8-K	001-36805	3.1	February 16, 2024

3.3	Certificate of Retirement of Class B Common Stock of Box, Inc., dated June 16, 2018.	8-K	001-36805	3.1	June 15, 2018

3.4	Certificate of Designations Designating the Series A Convertible Preferred Stock.	8-K	001-36805	3.1	May 18, 2021

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194767	4.1	July 7, 2014

4.2	Description of Capital Stock.

4.3	Indenture, dated as of January 14, 2021, between Box, Inc. U.S. National Bank Association, as trustee.	8-K	001-36805	4.1	January 15, 2021

4.4	Form of 0% Convertible Senior Notes due 2026 (included in Exhibit 4.3).	8-K	001-36805	4.2	January 15, 2021

4.5	Indenture, dated as of September 20, 2024, between Box, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-36805	4.1	September 20, 2024

4.6	Form of 1.50% Convertible Senior Notes due 2029 (included in Exhibit 4.5).	8-K	001-36805	4.2	September 20, 2024

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194767	10.1	July 7, 2014

10.2*	Box, Inc. Amended and Restated 2015 Equity Incentive Plan, effective July 2, 2024.	8-K	001-36805	10.1	July 5, 2024

10.3*	Box, Inc. Amended and Restated 2015 Employee Stock Purchase Plan and related form agreements.	10-Q	001-36805	10.1	December 3, 2021

10.4*	Box, Inc. Amended 2015 Equity Incentive Plan Form of Global Restricted Stock Unit Agreement.	S-8	333-254219	99.3	March 12, 2021

10.5*	Box, Inc. 2011 Equity Incentive Plan and related form agreements.	S-1/A	333-194767	10.4	January 9, 2015

10.6*	Box, Inc. Executive Incentive Plan.	S-1/A	333-194767	10.6	July 7, 2014

10.7*	Box, Inc. Outside Director Compensation Policy, amended and restated on April 1, 2024.	10-Q	001-36805	10.1	May 30, 2024

10.8*	Form of Change in Control and Severance Agreement between the Registrant and each of Aaron Levie and Dylan Smith.	S-1/A	333-194767	10.7	December 10, 2014

10.9*	Offer Letter and Change in Control and Severance Agreement between the Registrant and Olivia Nottebohm.	8-K	001-36805	10.1	November 3, 2023

10.10	Office Lease between the Registrant and Redwood City Partners, LLC, dated as of September 15, 2014.	S-1/A	333-194767	10.18	January 9, 2015

10.11	First Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of March 17, 2015.	10-Q	001-36805	10.4	June 4, 2020

10.12	Second Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of October 22, 2015.	10-Q	001-36805	10.5	June 4, 2020

10.13	Third Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of September 21, 2017.	10-Q	001-36805	10.6	June 4, 2020

10.14	Fourth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of November 6, 2018.	10-Q	001-36805	10.7	June 4, 2020

10.15	Fifth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of April 30, 2019.	10-Q	001-36805	10.8	June 4, 2020

10.16	Sixth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of November 21, 2023.	10-K	001-36805	10.16	March 11, 2024

10.17	Amended and Restated Credit Agreement, dated as of June 30, 2023, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	July 3, 2023

10.18	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 19, 2024, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	December 20, 2024

10.19‡	Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of August 10, 2017.	10-Q	001-36805	10.1	June 6, 2019

10.20‡	Amendment No. 1 to the Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of July 31, 2018.	10-Q	001-36805	10.2	June 6, 2019

10.21‡	Amendment No. 2 to the Colocation Facilities Agreement between the Registrant and Switch Communications Group, L.L.C., dated as of March 15, 2019.	10-Q	001-36805	10.3	June 6, 2019

10.22	Purchase Agreement, dated September 17, 2024, by and among Box, Inc. and Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the several initial purchasers named in Schedule I thereto.	8-K	001-36805	10.1	September 20, 2024

10.23	Form of Capped Call Transaction Confirmation.	8-K	001-36805	10.2	January 15, 2021

10.24	Form of Capped Call Transaction Confirmation.	8-K	001-36805	10.2	September 20, 2024

10.25	Investment Agreement, dated April 7, 2021, by and among Box, Inc. and Powell Investors III L.P., KKR-Milton Credit Holdings L.P., KKR-NYC Credit C L.P., Tailored Opportunistic Credit Fund, CPS Holdings (US) L.P. and CPS Holdings (US) L.P.	8-K	001-36805	10.1	April 8, 2021

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

		8-K	001-36805	10.2	May 18, 2021

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

19.1	Insider Trading Policy.

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy.	10-K	001-36805	97.1	March 11, 2024

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 10, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Aaron Levie	Chief Executive Officer (Principal Executive Officer)	March 10, 2025
Aaron Levie

/s/ Dylan Smith	Chief Financial Officer (Principal Financial Officer)	March 10, 2025
Dylan Smith

/s/ Eli Berkovitch	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 10, 2025
Eli Berkovitch

/s/ Sue Barsamian	Director	March 10, 2025
Sue Barsamian

/s/ Dana Evan	Director	March 10, 2025
Dana Evan

/s/ Jack Lazar	Director	March 10, 2025
Jack Lazar

/s/ Dan Levin	Director	March 10, 2025
Dan Levin

/s/ Bethany Mayer	Director	March 10, 2025
Bethany Mayer

/s/ Steve Murphy	Director	March 10, 2025
Steve Murphy

/s/ Amit Walia	Director	March 10, 2025
Amit Walia