Form 10-Q
period 2025-04-30
BOX INC
filed 2025-05-29
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

As of April 30, 2025, the number of shares of the registrant’s Class A common stock outstanding was 144,793,367.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	April 30,	January 31,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$689,628	$624,575
Short-term investments	100,777	98,241
Accounts receivable, net	178,078	292,707
Other current assets	87,687	82,256
Total current assets	1,056,170	1,097,779
Operating lease right-of-use assets, net	82,620	77,970
Goodwill	80,526	76,969
Deferred tax assets	248,458	245,417
Other long-term assets	173,595	169,385
Total assets	$1,641,369	$1,667,520
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$85,448	$80,069
Accrued compensation and benefits	29,856	49,721
Debt, net, current	204,191	203,907
Deferred revenue	557,345	588,379
Total current liabilities	876,840	922,076
Debt, net, non-current	449,231	448,638
Operating lease liabilities, non-current	71,535	68,771
Other long-term liabilities	29,180	30,759
Total liabilities	1,426,786	1,470,244
Commitments and contingencies (Note 6)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares authorized, issued and outstanding as of April 30 and January 31, 2025	494,716	494,238
Stockholders’ deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 144,793 and 144,113 shares issued and outstanding as of April 30 and January 31, 2025, respectively	14	14
Additional paid-in capital	681,363	677,088
Accumulated other comprehensive loss	(7,561)	(11,921)
Accumulated deficit	(953,949)	(962,143)
Total stockholders’ deficit	(280,133)	(296,962)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,641,369	$1,667,520

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 30,
	2025	2024
Revenue	$276,272	$264,658
Cost of revenue	60,673	58,252
Gross profit	215,599	206,406
Operating expenses:
Research and development	72,301	62,673
Sales and marketing	99,099	92,673
General and administrative	37,861	33,053
Total operating expenses	209,261	188,399
Income from operations	6,338	18,007
Interest income	6,698	5,689
Interest expense	(2,696)	(805)
Other income (expense), net	2,804	(1,026)
Income before income taxes	13,144	21,865
Provision for income taxes	4,950	4,643
Net income	$8,194	$17,222
Accretion and dividend on series A convertible preferred stock	(4,228)	(4,240)
Undistributed earnings attributable to preferred stockholders	(451)	(1,469)
Net income attributable to common stockholders	$3,515	$11,513
Net income per share attributable to common stockholders
Basic	$0.02	$0.08
Diluted	$0.02	$0.08
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	144,434	145,299
Diluted	149,614	148,757

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2025	2024
Net income	$8,194	$17,222
Other comprehensive income (loss):
Foreign currency translation gain (loss)	8,254	(1,762)
Change in cash flow hedges, net of tax	(3,890)	(213)
Other, net of tax	(4)	(135)
Other comprehensive income (loss), net:	4,360	(2,110)
Comprehensive income	$12,554	$15,112

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Three Months Ended April 30, 2025
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2025	500	$494,238	144,113	$14	$677,088	$(11,921)	$(962,143)	$(296,962)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	2,265	—	(8,113)	—	—	(8,113)
Stock-based compensation related to stock awards	—	—	—	—	66,225	—	—	66,225
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	478	—	—	(4,228)	—	—	(4,228)
Repurchases of common stock	—	—	(1,585)	—	(49,609)	—	—	(49,609)
Other comprehensive income, net	—	—	—	—	—	4,360	—	4,360
Net income	—	—	—	—	—	—	8,194	8,194
Balance as of April 30, 2025	500	$494,716	144,793	$14	$681,363	$(7,561)	$(953,949)	$(280,133)

	Three Months Ended April 30, 2024
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2024	500	$492,095	144,353	$14	$785,374	$(9,686)	$(1,206,764)	$(431,062)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	2,608	1	3,921	—	—	3,922
Stock-based compensation related to stock awards	—	—	—	—	55,634	—	—	55,634
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	490	—	—	(4,240)	—	—	(4,240)
Repurchases of common stock	—	—	(1,373)	—	(37,240)	—	—	(37,240)
Other comprehensive loss, net	—	—	—	—	—	(2,110)	—	(2,110)
Net income	—	—	—	—	—	—	17,222	17,222
Balance as of April 30, 2024	500	$492,585	145,588	$15	$803,449	$(11,796)	$(1,189,542)	$(397,874)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,194	$17,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,896	4,688
Stock-based compensation expense	54,894	51,162
Amortization of deferred commissions	13,319	13,360
Other	(2,214)	817
Changes in operating assets and liabilities:
Accounts receivable, net	120,354	135,565
Deferred commissions	(8,568)	(7,850)
Operating lease right-of-use assets, net	5,656	8,536
Other assets	(3,761)	(1,666)
Accounts payable, accrued expenses and other liabilities	(14,509)	(16,186)
Operating lease liabilities	(6,287)	(8,937)
Deferred revenue	(46,915)	(65,507)
Net cash provided by operating activities	127,059	131,204
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(33,319)	(47,489)
Maturities of short-term investments	31,650	24,896
Sales of short-term investments	—	3,567
Purchases of property and equipment	(349)	(1,276)
Proceeds from sales of property and equipment	38	2,696
Capitalized internal-use software costs	(8,411)	(5,564)
Net cash used in investing activities	(10,391)	(23,170)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(49,659)	(32,134)
Payments of dividends to preferred stockholders	(3,750)	(3,750)
Proceeds from exercise of stock options	202	9,637
Proceeds from issuances of common stock under employee stock purchase plan	16,654	15,677
Employee payroll taxes paid for net settlement of stock awards	(24,790)	(21,309)
Other	(433)	(3,816)
Net cash used in financing activities	(61,776)	(35,695)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	10,277	(6,211)
Net increase in cash, cash equivalents, and restricted cash	65,169	66,128
Cash, cash equivalents, and restricted cash, beginning of period(1)	626,110	384,257
Cash, cash equivalents, and restricted cash, end of period(1)	$691,279	$450,385

(1)
Restricted cash is included in other current assets in the condensed consolidated balance sheets for the periods presented.

See notes to condensed consolidated financial statements.

BOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

We were incorporated in the state of Washington in April 2005, and were reincorporated in the state of Delaware in March 2008. Box provides the leading Intelligent Content Management (ICM) platform that enables organizations of all sizes to securely manage cloud content while allowing easy, secure access and sharing of this content from anywhere, on any device.

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

In the opinion of our management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of our balance sheets, statements of operations, statements of comprehensive income, statements of convertible preferred stock and stockholders' deficit, and the statements of cash flows for the interim periods, but are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending January 31, 2026. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2025, which was filed with the SEC on March 10, 2025.

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

Segments

Our Chief Executive Officer is our chief operating decision maker (CODM). Our CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, we have a single reporting segment and operating unit structure. As part of the review, our CODM uses consolidated net income to measure segment profit or loss. Our CODM does not evaluate segment performance using asset or liability information. Since we operate as a single reporting segment and operating unit structure, financial segment information, including profit or loss information and significant segment expenses, can be found in the condensed consolidated financial statements.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits, at times, may exceed deposit insurance coverage limits.

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of April 30, 2025 one reseller, who is also a customer, accounted for more than 10% of total accounts receivable and as of January 31, 2025, two resellers, who are also customers, each accounted for more than 10% of total accounts receivable. No single customer represented over 10% of our revenue for the three months ended April 30, 2025 and 2024.

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

Geographic Locations

For the three months ended April 30, 2025 and 2024, revenue attributable to customers in the United States was 63% and 64%, respectively, and revenue attributable to customers in Japan was 24% and 22%, respectively.

As of April 30, 2025 and January 31, 2025, substantially all of our property and equipment was located in the United States.

Summary of Significant Accounting Policies

Derivative Instruments and Hedging

We use derivatives such as foreign currency forward contracts to protect our business against the impact of fluctuations in foreign exchange rates on future cash flows and earnings. These derivatives are designated as cash flow hedges. Gains or losses from derivatives designated as cash flow hedges are initially deferred to other comprehensive income (loss), net and are subsequently recognized in revenue in the same period the hedged item impacts earnings. The maturities of these forward contracts are generally no more than 24 months.

We also use derivatives to economically hedge gains and losses from remeasurement of monetary assets and liabilities denominated in non-functional currencies. These derivatives generally have maturities of 12 months or less. Gains or losses from derivatives not designated as cash flow hedges are recognized immediately in other income (expense), net in the condensed consolidated statements of operations.

The fair value of all of our derivatives are classified in the condensed consolidated balance sheets in other current assets and accounts payable, accrued expenses and other current liabilities for derivatives maturing within 12 months after the balance sheet date and other long-term assets and other long-term liabilities for derivatives maturing beyond 12 months after the balance sheet date. Cash flow arising from maturities of derivatives both designated as cash flow hedges and functioning as economic hedges are classified as operating activities in the condensed consolidated statements of cash flows.

We have executed master netting agreements with the respective counterparties of the foreign currency forward contracts, subject to applicable requirements, and are permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. These derivatives are not subject to any credit contingent features negotiated with the respective counterparties. We are not required to pledge nor are we entitled to receive cash collateral related to these contracts. As of April 30, 2025, the potential effects of these rights of setoff associated with our foreign currency forward contracts were not material.

Workforce Reorganization

During fiscal year 2026, we conducted a workforce reorganization effort to better align our resources with our strategic priorities. This resulted in charges of approximately $7.1 million in the first quarter of fiscal year 2026, primarily consisting of severance and termination benefits, continuation of employee health benefits, and other personnel related costs.

There have been no other material changes to our significant accounting policies and estimates during the three months ended April 30, 2025 from those disclosed in our Form 10-K for the year ended January 31, 2025.

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

Note 2. Revenue

Deferred Revenue

Deferred revenue was $574.1 million and $608.6 million as of April 30, 2025 and January 31, 2025, respectively. During the three months ended April 30, 2025 and 2024, we recognized $229.0 million and $226.1 million of revenue that was included in the deferred revenue balance as of January 31, 2025 and 2024, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of April 30, 2025, we had remaining performance obligations from contracts with customers of $1.5 billion. We expect to recognize revenue on approximately 55% and 25% of these remaining performance obligations over the next 12 and 24 months, respectively, with the balance recognized thereafter.

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
•
Level 3—Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. These inputs are based on our own assumptions used to measure assets and liabilities at fair value and require significant management judgment or estimation. There were no level 3 financial assets or liabilities for the periods presented.

Financial assets and liabilities subject to the fair value disclosure requirements were as follows (in thousands):

	April 30, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$182,775	$—	$182,775
Total cash equivalents	182,775	—	182,775
Short-term investments:
U.S. treasury securities	100,777	—	100,777
Total short-term investments	100,777	—	100,777
Other current assets:
Forward contracts designated as cash flow hedges	—	242	242
Forward contracts not designated as cash flow hedges	—	118	118
Total other current assets	—	360	360
Total assets	$283,552	$360	$283,912

Other current liabilities:
Forward contracts designated as cash flow hedges	$—	$(2,614)	$(2,614)
Forward contracts not designated as cash flow hedges	—	(2,067)	(2,067)
Total current liabilities	—	(4,681)	(4,681)
Other non-current liabilities:
Forward contracts designated as cash flow hedges	—	(123)	(123)
Total non-current liabilities	—	(123)	(123)
Total liabilities	$—	$(4,804)	$(4,804)

	January 31, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$188,307	$—	$188,307
Total cash equivalents	188,307	—	188,307
Short-term investments:
U.S. treasury securities	98,241	—	98,241
Total short-term investments	98,241	—	98,241
Total cash equivalents and short-term investments	$286,548	$—	$286,548

As of January 31, 2025, forward contracts in total assets and total liabilities were not material.

There were no material differences between the estimated fair value and amortized cost of our cash equivalents and short-term investments.

As of April 30, 2025, contractual maturities of our cash equivalents and short-term investments were as follows (in thousands):

April 30, 2025
Due within one year	$278,513
Due between one to five years	5,039
Total	$283,552

As of April 30, 2025, we do not consider any portion of the unrealized losses to be credit losses.

Fair Value Measurements of Other Financial Instruments

In September 2024, we issued $460.0 million aggregate principal amount of 1.50% convertible senior notes due September 15, 2029 (the “2029 Convertible Notes”). In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026 (the “2026 Convertible Notes” and together with the 2029 Convertible Notes, the “Convertible Notes”). Using the proceeds from the issuance of the 2029 Convertible Notes, we entered into separate and privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $140.0 million aggregate principal amount of the 2026

Convertible Notes, which were completed simultaneously with the new convertible debt offering. The estimated fair values of the Convertible Notes, which we have classified as Level 2 financial instruments, were determined using observable market prices. As of April 30, 2025, the estimated fair value of the 2029 Convertible Notes and 2026 Convertible Notes was $452.2 million and $251.2 million, respectively, and as of January 31, 2025, the estimated fair value of the 2029 Convertible Notes and 2026 Convertible Notes was $458.1 million and $260.2 million, respectively.

Note 4. Derivative Instruments

The notional amounts of our outstanding foreign currency forward contracts were as follows (in thousands):

	April 30,	January 31,
	2025	2025
Forward contracts designated as cash flow hedges	$142,021	$34,082
Forward contracts not designated as cash flow hedges	68,003	67,551
Total	$210,025	$101,632

Pre-tax losses associated with foreign currency forward contracts were as follows (in thousands):

Three Months Ended
April 30, 2025
Forward contracts designated as cash flow hedges
Loss recognized in other comprehensive income (loss), net	$(4,453)

Forward contracts not designated as cash flow hedges
Loss recognized in net income	(5,040)
Total loss	$(9,493)

Pre-tax gains (losses) associated with foreign currency forward contracts were not material for the three months ended April 30, 2024.

As of April 30, 2025, the amount we expect to reclassify out of accumulated other comprehensive loss into earnings within the next twelve months is not material.

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

We sublease certain floors of our Redwood City and London offices. Our current subleases have total lease terms ranging from 24 to 39 months that will expire at various dates by fiscal year 2029.

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended
	April 30,
	2025	2024
Operating lease cost, gross	$6,847	$10,186
Variable lease cost, gross	1,760	2,010
Sublease income	(1,514)	(1,419)
Other	—	386
Total lease cost	$7,093	$11,163

As of April 30, 2025, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)
Remainder of 2026	$23,234
2027	30,791
2028	26,865
2029	12,372
2030	3,624
Thereafter	15,840
Total lease payments	112,726
Less: imputed interest	(14,821)
Present value of total lease liabilities	$97,905

(1)
Non-cancellable sublease proceeds for the remainder of the year ending January 31, 2026 and the years ending January 31, 2027, 2028, and 2029 of $2.2 million, $2.4 million, $2.2 million, and $0.6 million, respectively, are not included in the table above.

As of April 30, 2025, we had two operating leases for office spaces that have not yet commenced. The operating leases have aggregated undiscounted future payments of $29.1 million and lease terms of nine years. The operating leases are estimated to commence during fiscal years 2026 and 2027.

Note 6. Commitments and Contingencies

Letters of Credit

As of April 30, 2025 and January 31, 2025, we had letters of credit in the aggregate amount of $11.2 million in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 7.

Purchase Obligations

Our purchase obligations relate primarily to public cloud hosting services and IT software and support services costs and have terms ranging from two to eight years. As of April 30, 2025, future minimum payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Years ending January 31:
Remainder of 2026	$10,353
2027	184,549
2028	12,192
2029	1,730
Total	$208,824

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2025.

Note 7. Debt

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

There have been no changes to the conversion or redemption terms of the 2029 Convertible Notes during the three months ended April 30, 2025 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2025.

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

There have been no changes to the conversion or redemption terms of the 2026 Convertible Notes during the three months ended April 30, 2025 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2025.

As of April 30, 2025, the conditions allowing holders of the Convertible Notes to convert were not met.

The net carrying amount of the Convertible Notes consisted of the following (in thousands):

	April 30,		January 31,
	2025		2025
	2029 Convertible Notes	2026 Convertible Notes	2029 Convertible Notes	2026 Convertible Notes
Principal	$460,000	$205,000	$460,000	$205,000
Unamortized issuance costs	(10,769)	(809)	(11,362)	(1,093)
Net carrying amount	$449,231	$204,191	$448,638	$203,907

Issuance costs are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs of the 2029 Convertible Notes and 2026 Convertible Notes is 2.06% and 0.56%, respectively. Interest expense recognized related to the 2029 Convertible Notes and 2026 Convertible Notes for the three months ended April 30, 2025 was $2.6 million and for the three months ended April 30, 2024 was not material.

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

Line of Credit

On June 30, 2023, we entered into an amended and restated secured credit agreement (the “June 2023 Facility”) and on December 19, 2024, we entered into Amendment No. 1 to the June 2023 Facility to provide for a $75.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. There have been no changes to the terms and conditions of the June 2023 Facility during the three months ended April 30, 2025 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2025.

As of April 30, 2025, we had no debt outstanding on the June 2023 Facility and were in compliance with all financial covenants.

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

There have been no changes to the terms and conditions of the Series A Preferred Stock during the three months ended April 30, 2025 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2025.

During the three months ended April 30, 2025, we paid cash dividends to our Series A Preferred Stockholders in the amount of $3.8 million and as of April 30, 2025, we had accrued dividends of $1.2 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position.

Share Repurchase Plan

Our Board of Directors has authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions and on March 4, 2025, we announced that our Board of Directors authorized the repurchase of an additional $150 million shares of our Class A common stock. We periodically enter into pre-set trading plans adopted in accordance with Rule 10b5-1 to effect repurchases under our share repurchase plan.

During the three months ended April 30, 2025, we repurchased 1.6 million shares at a weighted average price of $31.28 per share for a total amount of $49.6 million. During the three months ended April 30, 2024, we repurchased 1.4 million shares at a weighted average price of $27.10 per share for a total amount of $37.2 million. As of April 30, 2025, $152.4 million remained available for additional repurchases.

Note 9. Stock-Based Compensation

Employee Equity Plans

We currently have two employee equity plans that have been adopted by our Board of Directors. These plans, the 2015 Equity Incentive Plan (as amended or otherwise modified, the “2015 Plan”) and the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), are described in more detail in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2025. As of April 30, 2025, 3,363,102 shares and 2,059,623 shares were reserved for future issuance under the 2015 Plan and the 2015 ESPP, respectively.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2025	1,012,385	$17.90	2.80	$15,679
Options exercised	(11,534)	17.55
Balance as of April 30, 2025	1,000,851	$17.91	2.59	$13,325
Exercisable as of April 30, 2025	1,000,851	$17.91	2.59	$13,325

Restricted Stock Units

The following table summarizes the restricted stock unit activity, inclusive of performance-based and market-based restricted stock units, under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2025	14,676,374	$28.04
Granted	6,395,780	30.07
Vested	(2,307,940)	27.49
Forfeited/cancelled	(334,878)	28.01
Unvested balance - April 30, 2025	18,429,336	$28.82

As of April 30, 2025, there was $482.1 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, inclusive of performance-based and market-based restricted stock units, granted to employees that is expected to be recognized over a weighted-average period of 2.88 years.

Executive Bonus Plan

We use performance-based incentives for certain employees, including our named executive officers, to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals (the “Executive Bonus Plan”). Based on a review of our actual achievement of the pre-established corporate financial objectives and additional inputs from our Compensation Committee, the Executive Bonus Plan for fiscal year 2025 was determined, settled and paid out in the first quarter of fiscal year 2026 in the form of cash and fully vested restricted stock units. During the first quarter of fiscal year 2026, our Compensation Committee also adopted and approved the performance criteria and targets for the Executive Bonus Plan for fiscal year 2026, which is expected to be paid out in the form of cash and fully vested restricted stock units in the first quarter of fiscal year 2027.

During the three months ended April 30, 2025, we recognized stock-based compensation expense related to Executive Bonus Plans in the amount of $4.5 million. The unrecognized compensation expense related to the ungranted and unvested Executive Bonus Plan for fiscal year 2026 is $12.4 million, based on the expected performance against the pre-established corporate financial objectives as of April 30, 2025, which is expected to be recognized over a remaining weighted-average period of less than one year.

2015 ESPP

As of April 30, 2025, there was $5.6 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over a weighted-average period of 1.19 years.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 30,
	2025	2024
Cost of revenue	$4,832	$4,621
Research and development	18,806	17,819
Sales and marketing	17,867	17,783
General and administrative	13,389	10,939
Total stock-based compensation	$54,894	$51,162

Note 10. Net Income per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended April 30,
	2025	2024
Numerator:
Net income	$8,194	$17,222
Accretion and dividend on series A convertible preferred stock	(4,228)	(4,240)
Undistributed earnings attributable to preferred stockholders	(451)	(1,469)
Net income attributable to common stockholders, basic and diluted	$3,515	$11,513

Denominator:
Weighted-average number of shares used to compute net income per share attributable to common stockholders, basic	144,434	145,299
Dilutive effect of awards issued under employee equity plans	3,664	2,694
Dilutive effect of shares related to the convertible senior notes	1,516	764
Weighted-average number of shares used to compute net income per share attributable to common stockholders, diluted	149,614	148,757

Net income per share attributable to common stockholders, basic	$0.02	$0.08
Net income per share attributable to common stockholders, diluted	$0.02	$0.08

The dilutive effect was computed using the if-converted method for convertible instruments and the treasury stock method for all other potential common shares.

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended April 30,
	2025	2024
Options to purchase common stock	—	26
Restricted stock units	96	4,511
Employee stock purchase plan	200	870
Shares related to convertible preferred stock	18,539	18,540
Total	18,835	23,947

Note 11. Income Taxes

We are subject to income taxes in the U.S. and the foreign jurisdictions in which we operate. The provision for income taxes was $5.0 million and $4.6 million for the three months ended April 30, 2025 and 2024, respectively. Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.

For the three months ended April 30, 2025, the difference between the U.S. statutory rate and our effective tax rate was primarily due to U.S. tax on foreign earnings, non-deductible stock-based compensation expenditures, state income taxes, and differing foreign tax rates.

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

We file tax returns in the U.S. for federal, California, and other states. All tax years remain open to examination for both federal and state purposes as a result of our net operating loss and credit carryforwards. We file tax returns in the United Kingdom (U.K.) and other foreign jurisdictions in which we operate. Tax years ending on January 31, 2021 and onwards remain open to examination for the U.K. Certain tax years remain open to examination under the statute of limitations of the respective countries in which our other foreign subsidiaries are located.

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

In addition, we continue to innovate by expanding our core services and offerings. In January 2025, we introduced our brand-new Enterprise Advanced plan to allow our customers to access the full power of the ICM platform. In addition to the current capabilities included in the Enterprise Plus plan, Enterprise Advanced includes the following products:

•
Box Apps, our no-code application builder that makes it easier to create content-centric business processes throughout the enterprise;
•
Box AI Studio, our no-code solution that allows organizations to create their custom Box AI agents with the latest model of their choice from our list of trusted providers;
•
Box Doc Gen API, our solution that enables users to leverage JavaScript Object Notation (JSON) data from custom and third-party applications to dynamically generate customer documents;
•
Box Forms, our solution that enables users to easily create web and mobile forms within Box to streamline data collection and automatically trigger business process workflows;
•
Box Doc Gen, our solution that enables users to dynamically generate custom documents directly in Box using data from Box Forms submissions, metadata, Box Relay workflow variables, and manual data entry;
•
Box Doc Gen for Salesforce, our solution that provides Salesforce users with the ability to dynamically generate documents directly in Salesforce with data sources from Salesforce objects and records;
•
Box AI extract agents, our solution that automates metadata extraction and reduces manual work using Box AI;
•
Box Archive, our solution that provides advanced data preservation with long-term content storage.

In addition, we recently achieved Federal Risk and Authorization Management Program (FedRAMP) High Authorization, giving U.S. government agencies and authorized government contractors the ability to leverage Box’s ICM platform, including Box AI and Box Hubs, for highly sensitive data.

We offer our solution to our customers as a subscription-based service, with subscription fees based on the requirements of our customers, including the number of users and functionality deployed. The duration of our contracts with customers varies, and we typically invoice our customers at the beginning of the term, in annual, multi-year, quarterly or monthly installments. We recognize revenue as we satisfy our performance obligations. Accordingly, due to our subscription model, we recognize revenue for our subscription services ratably over the term of the contract.

Current Period Highlights

For the three months ended April 30, 2025 and 2024, our revenue was $276.3 million and $264.7 million, respectively, representing year-over-year growth of 4%, or 5% growth on a constant currency basis. As of April 30, 2025, our remaining performance obligations were $1.469 billion, representing a 21% increase from our remaining performance obligations of $1.212 billion as of April 30, 2024, or 17% growth on a constant currency basis. For the three months ended April 30, 2025, our gross profit was $215.6 million and our gross margin was 78.0%, compared to our gross profit of $206.4 million and our gross margin of 78.0% for the three months ended April 30, 2024. For the three months ended April 30, 2025, our operating income was $6.3 million and our operating margin was 2.3%, compared to our operating income of $18.0 million and our operating margin of 6.8% for the three months ended April 30, 2024. For the three months ended April 30, 2025, our net cash provided by operating activities was $127.1 million, compared to our net cash provided by operating activities of $131.2 million for the three months ended April 30, 2024. For the three months ended April 30, 2025, our non-GAAP free cash flow was $118.3 million, compared to our non-GAAP free cash flow of $123.2 million for the three months ended April 30, 2024.

To supplement our current period highlights, we present growth on a constant currency basis for revenue and remaining performance obligations. Growth on a constant currency basis is determined by comparing current period reported results with the current results calculated using the equivalent rates in the prior period.

During the three months ended April 30, 2025, we conducted a workforce reorganization effort to better align our resources with our strategic priorities. This resulted in charges of approximately $7.1 million in the first quarter of fiscal year 2026, primarily consisting of severance and termination benefits, continuation of employee health benefits, and other personnel related costs. We expect to incur additional charges as we finalize related actions in the second quarter of fiscal year 2026.

Impact of Macroeconomic Factors on Our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Economic conditions, including impacts from inflation, higher interest rates, tariffs, slower growth, the stronger dollar versus foreign currencies, particularly the Japanese Yen, reductions in U.S. federal spending, the ongoing Russia-Ukraine conflict and the ongoing conflict in the Middle East, and other changes in economic conditions, may adversely affect our results of operations and financial performance. During the three months ended April 30, 2025, in addition to headwinds from foreign exchange rate trends, we continued to see an impact from additional customer scrutiny being placed on larger deals and lower seat expansion rates due to the challenging macroeconomic environment. As a result, we have experienced, and may continue to experience, customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets for services that we offer. While we believe IT budgets have tightened and some larger deals have required more scrutiny across verticals and geographies, we also believe we are well-positioned to execute through these dynamic times as Box's ICM platform enables enterprises to streamline their businesses, drive up productivity, reduce risk, and lower costs.

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

RPO as of April 30, 2025 was $1.469 billion, an increase of 21% from April 30, 2024. As of April 30, 2025, short-term RPO was $812 million, an increase of 13% from April 30, 2024, and long-term RPO was $657 million, an increase of 32% from April 30,

2024. The increase in RPO was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites. The increase in RPO was also driven by the addition of new customers and the timing of customer-driven renewals. RPO growth was impacted by 390 basis points from favorable foreign currency exchange rates.

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

Billings for the three months ended April 30, 2025 were $242.3 million, an increase of 27% from the three months ended April 30, 2024. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites, the addition of new customers, and the timing of customer-driven renewals. Billings growth was impacted by 1,000 basis points from favorable foreign currency exchange rates.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended
	April 30,
	2025	2024
GAAP revenue	$276,272	$264,658
Deferred revenue, end of period	574,119	513,572
Less: deferred revenue, beginning of period	(608,600)	(586,871)
Contract assets, beginning of period	4,160	2,452
Less: contract assets, end of period	(3,662)	(3,345)
Billings	$242,289	$190,466

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

Non-GAAP free cash flow for the three months ended April 30, 2025 was $118.3 million, a decrease of 4% from the three months ended April 30, 2024. The decrease in non-GAAP free cash flow was primarily driven by the decrease in cash flows from operating activities, which is described in more detail under Liquidity and Capital Resources below, a decrease in proceeds from sales of property and equipment, and an increase in capitalized internal-use software costs. The decrease was partially offset by the reduction in payments of financial lease liabilities due to our migration to the public cloud from our collocated data centers.

A calculation of non-GAAP free cash flow starting with net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended
	April 30,
	2025	2024
GAAP net cash provided by operating activities	$127,059	$131,204
Purchases of property and equipment	(349)	(1,276)
Proceeds from sales of property and equipment	38	2,696
Principal payments of finance lease liabilities	—	(2,141)
Capitalized internal-use software costs	(8,411)	(7,239)
Non-GAAP free cash flow	$118,337	$123,244

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

Our net retention rate was 102% and 101% as of April 30, 2025 and 2024, respectively. Our net retention rate continues to be impacted by heightened budget scrutiny, putting pressure on seat expansion within existing customers and increased partial customer churn. As our customers purchase add-on products or our bundled plans, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, are significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Interest Expense

Interest expense consists primarily of interest charges and the amortization of issuance costs for our convertible senior notes.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains and losses from foreign currency transactions and foreign currency forward contracts not designated as cash flow hedges.

Provision for Income Taxes

Provision for income taxes consists primarily of U.S. and foreign income taxes.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended
	April 30,
	2025	2024
Consolidated Statements of Operations Data:
Revenue	$276,272	$264,658
Cost of revenue (1)	60,673	58,252
Gross profit	215,599	206,406
Operating expenses:
Research and development (1)	72,301	62,673
Sales and marketing (1)	99,099	92,673
General and administrative (1)	37,861	33,053
Total operating expenses	209,261	188,399
Income from operations	6,338	18,007
Interest income	6,698	5,689
Interest expense	(2,696)	(805)
Other income (expense), net	2,804	(1,026)
Income before income taxes	13,144	21,865
Provision for income taxes	4,950	4,643
Net income	$8,194	$17,222
Accretion and dividend on series A convertible preferred stock	(4,228)	(4,240)
Undistributed earnings attributable to preferred stockholders	(451)	(1,469)
Net income attributable to common stockholders	$3,515	$11,513
Net income per share attributable to common stockholders
Basic	$0.02	$0.08
Diluted	$0.02	$0.08
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	144,434	145,299
Diluted	149,614	148,757

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30,
	2025	2024
Cost of revenue	$4,832	$4,621
Research and development	18,806	17,819
Sales and marketing	17,867	17,783
General and administrative	13,389	10,939
Total stock-based compensation	$54,894	$51,162

Comparison of the Three Months Ended April 30, 2025 and 2024

Revenue

	Three Months Ended
	April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue	$276,272	$264,658	$11,614	4%

The $11.6 million, or 4%, increase in revenue for the three months ended April 30, 2025 was primarily driven by seat growth in existing customers, continued strong attach rates of our multi-product Suites offerings, which include Enterprise Plus and Enterprise Advanced, and strong growth in Japan. The increase was partially offset by the weakening of foreign currency exchange rates, which negatively impacted our revenue growth rate by 90 basis points, and customers partially churning their deployment with Box.

Cost of Revenue

	Three Months Ended
	April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$60,673	$58,252	$2,421	4%
Percentage of revenue	22.0%	22.0%
Gross margin	78.0%	78.0%

The $2.4 million, or 4%, increase in cost of revenue for the three months ended April 30, 2025 was primarily due to a $5.2 million increase in public cloud infrastructure costs, a $2.4 million increase in amortization of internal-use software, and $0.8 million in workforce reorganization expenses recognized during the three months ended April 30, 2025. This increase was partially offset by decreases of $3.9 million in bandwidth and data center related expense due to the completion of our migration to the public cloud from our collocated data centers and $1.8 million in subscription software contract expense. Cost of revenue as a percentage of revenue remained flat year-over-year.

Over time, we expect our cost of revenue to increase in absolute dollars but decrease as a percentage of revenue as we invest in public cloud hosting service optimization.

Research and Development

	Three Months Ended
	April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$72,301	$62,673	$9,628	15%
Percentage of revenue	26%	24%

The $9.6 million, or 15%, increase in research and development expense for the three months ended April 30, 2025 was primarily due to increases of $6.2 million and $1.7 million in employee related costs and stock-based compensation expense, respectively, driven by a 21% increase in headcount. The increased employee headcount and related costs are driven by the growth in lower cost regions. Additionally, $3.6 million in workforce reorganization expenses were recognized during the three months ended April 30, 2025 and there was an increase of $0.8 million in subscription software contract expense. This increase was partially offset by an increase of $3.4 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue increased 200 basis points year-over-year.

We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our product offerings and services and increase headcount in lower cost regions.

Sales and Marketing

	Three Months Ended
	April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$99,099	$92,673	$6,426	7%
Percentage of revenue	36%	35%

The $6.4 million, or 7%, increase in sales and marketing expense for the three months ended April 30, 2025 was primarily due to $2.1 million in workforce reorganization expenses recognized during the three months ended April 30, 2025 and an increase of $1.9 million in employee related costs driven by a 3% increase in headcount. Additionally, there were increases of $0.7 million in consulting services, $0.6 million in marketing expense, $0.6 million in subscription software contract expense, and $0.6 million in office related costs. Sales and marketing expenses as a percentage of revenue increased 100 basis points year-over-year.

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

General and Administrative

	Three Months Ended
	April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative	$37,861	$33,053	$4,808	15%
Percentage of revenue	14%	12%

The $4.8 million, or 15%, increase in general and administrative expense for the three months ended April 30, 2025 was primarily due to an increase of $2.5 million and $1.2 million in stock-based compensation expense and employee related costs, respectively, driven by a 9% increase in headcount. Additionally, there was an increase of $0.4 million in litigation expense and $0.2 million in workforce reorganization expenses recognized during the three months ended April 30, 2025. General and administrative expense as a percentage of revenue increased 200 basis points year-over-year.

We expect our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we benefit from greater operational scale and efficiency.

Interest Income

	Three Months Ended
	April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income	$6,698	$5,689	$1,009	18%

The $1.0 million increase for the three months ended April 30, 2025 was primarily due to an increase of $1.0 million in interest income on cash and cash equivalents and short-term investments due to higher cash and short-term investment balances.

Interest Expense

	Three Months Ended
	April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest expense	$(2,696)	$(805)	$(1,891)	235%

The $1.9 million increase for the three months ended April 30, 2025 was primarily due to an increase of $2.1 million in interest expense related to the Convertible Notes, particularly the 2029 Convertible Notes, which bear interest at a rate of 1.50% per year.

Other Income (Expense), Net

	Three Months Ended
	April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$2,804	$(1,026)	$3,830	-373%

The $3.8 million increase for the three months ended April 30, 2025 was primarily due to an increase of $10.0 million in foreign currency gains, partially offset by an increase of $6.2 million in losses on foreign currency forward contracts.

Provision for Income Taxes

	Three Months Ended
	April 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$4,950	$4,643	$307	7%

The $0.3 million, or 7%, increase for the three months ended April 30, 2025 was primarily due to increases in foreign income taxes resulting from foreign profitability and U.S. income taxes resulting from the release of our U.S. valuation allowance in the year ended January 31, 2025.

Liquidity and Capital Resources

As of April 30, 2025, we had cash and cash equivalents, restricted cash, and short-term investments of $792.1 million. During the three months ended April 30, 2025, we generated operating cash flow of $127.1 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents, and short-term investments, together with our credit facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, public cloud obligations, repayment or refinancing of our debt obligations, settlement of our convertible senior notes and convertible preferred stock, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the three months ended April 30, 2025 and 2024, our cash flows were as follows (in thousands):

	Three Months Ended
	April 30,
	2025	2024	$ Change
Net cash provided by operating activities	$127,059	$131,204	$(4,145)
Net cash used in investing activities	(10,391)	(23,170)	12,779
Net cash used in financing activities	(61,776)	(35,695)	(26,081)

Operating Activities

The $4.1 million decrease in net cash provided by operating activities for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 was primarily due to a $9.0 million decrease in our net income, partially offset by a $2.9 million increase in adjustments to reconcile net income to net cash provided by operating activities and $2.0 million in net cash provided from changes in operating assets and liabilities. The increase in adjustments to reconcile net income to net cash provided by operating activities was primarily related to a $3.7 million increase in stock-based compensation expense, a $3.4 million increase in unrealized losses related to our derivative instruments, a decrease of $2.8 million of gain on sales of data center assets in the prior period, and a $2.2 million increase in depreciation and amortization expense, partially offset by a $9.7 million increase in unrealized gains related to foreign currency remeasurement. The change in operating assets and liabilities was primarily due to an $18.6 million decrease in deferred revenue due to the timing of revenue recognition, a $2.7 million decrease in operating lease liabilities due to recurring lease payments, and a $1.7 million decrease in accounts payables and accruals due to payments made in the period. These were partially offset by a $15.2 million decrease in accounts receivable due to timing of our cash collections, a $2.9 million decrease in operating lease right-of-use assets due to amortization, a $2.1 million decrease in other assets, and a $0.7 million increase in deferred commissions resulting from capitalization of incremental commissions paid to our sales force.

Investing Activities

The $12.8 million decrease in net cash used in investing activities for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 was primarily due to a $14.2 million decrease in purchases of short-term investments and a $3.2 million increase in maturities and sales of short-term investments, partially offset by a $2.8 million increase in capitalized internally developed software costs and a $2.7 million decrease in proceeds from sales of property and equipment.

Financing Activities

The $26.1 million increase in net cash used in financing activities for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 was primarily due to a $17.5 million increase in repurchases of our common stock, an $8.5 million decrease in proceeds from issuances of common stock under our employee equity plans, and a $3.5 million increase in employee payroll taxes paid related to net share settlement of stock awards, partially offset by a $2.1 million decrease in principal payment of finance lease liabilities and a $1.7 million decrease in capitalized internally developed software costs.

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

In June 2023, we entered into an amended and restated secured credit agreement and in December 2024, we entered into Amendment No. 1 to the June 2023 Facility to provide for a $75.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. As of April 30, 2025, we had no debt outstanding on the June 2023 Facility.

Refer to Note 7 in Part I, Item 1. Financial Statements for a detailed description of the Convertible Notes and the June 2023 Facility.

Series A Convertible Preferred Stock

On April 7, 2021, we entered into an investment agreement with KKR and certain other investors relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value of $0.0001 per share, for an aggregate purchase price of $500 million, or $1,000 per share. Refer to Note 8 in Part I, Item 1. Financial Statements for a detailed description of our Series A Convertible Preferred Stock.

Share Repurchase Plan

Our Board of Directors has authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions and on March 4, 2025, we announced that our Board of Directors authorized the repurchase of an additional $150 million shares of our Class A common stock. During the three months ended April 30, 2025, we repurchased 1.6 million shares at a weighted average price of $31.28 per share for a total amount of $49.6 million. As of April 30, 2025, $152.4 million remained authorized and available for additional repurchases.

Off-Balance Sheet Arrangements

Through April 30, 2025, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces, (ii) purchase obligations not recognized on the condensed consolidated balance sheet as of April 30, 2025, which relate primarily to public cloud hosting services and IT software and support services, and (iii) debt, including obligations under our June 2023 Facility and Convertible Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 5, 6, and 7, respectively, in Part I, Item 1. Financial Statements.

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

There have been no material changes to our critical accounting estimates during the three months ended April 30, 2025 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2025.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $792.1 million as of April 30, 2025. Our cash and cash equivalents and short-term investments primarily consist of overnight cash deposits, money market funds, U.S. treasury securities, certificates of deposit and non-U.S. government issued securities. We do not enter into investments for trading or speculative purposes.

Our cash and cash equivalents have limited exposure to market risk for changes in interest rates because they have a short-term maturity and are used primarily for working capital purposes. Our portfolio of short-term investments is subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a raise in interest rates. Accordingly, our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if we sell securities that decline in market value due to changes in interest rates. However, because we classify our short-term investments as “available for sale,” no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are caused by expected credit losses.

A hypothetical increase or decrease of 100 basis points in interest rates would not have a material impact on the market value of our portfolio of short-term investments as of April 30, 2025. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

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

These fluctuations can result in fluctuations in our total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon translation of these amounts into U.S. dollars. For the three months ended April 30, 2025, total revenue was unfavorably impacted by approximately 90 basis points compared to the corresponding prior period. For the three months ended April 30, 2025, total operating expenses were not materially impacted by fluctuations in foreign currency exchange rates.

Additionally, our international subsidiaries maintain certain asset and liability balances as well as operating expenses that are denominated in foreign currencies other than the functional currency and as a result, may cause us to recognize transaction gains and losses in our statement of operations impacting our operating expenses which are recognized in other income (expense), net on our condensed consolidated statements of operations.

To mitigate risks associated with fluctuations in foreign currency exchange rates, we have entered into foreign currency derivative contracts to hedge unrealized gains and losses from remeasurement resulting from net outstanding monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended April 30, 2025, we recognized $2.8 million in foreign currency exchange gains, net of the losses recognized on our foreign currency derivative contracts. For the three months ended April 30, 2024, foreign currency exchange losses were not material. We have also entered into foreign currency derivative contracts designated as cash flow hedges to mitigate the impact of fluctuations in foreign exchange rates on future cash flows and earnings.

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

To improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Our net retention rate has fluctuated from period to period and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 102 and 101% as of April 30, 2025 and 2024, respectively.

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

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The U.S. and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect the industries to which we sell our services. An economic downturn, recession, or uncertainty about economic conditions, including volatility in the credit, equity and foreign exchange markets, inflation, rising interest rates, tariffs, potential U.S. sovereign default, bank failures and financial instability, supply chain disruptions, unemployment trends, the adverse effects of pandemics and geopolitical issues, such as the ongoing Russia-Ukraine conflict and the conflict in the Middle East, could cause customers to delay or reduce their information technology spending. This has in the past and may in the future result in reduced sales, longer sales cycles, reduced renewal rates, slower adoption of new technologies, and increased price competition. Any of these events would likely have an adverse effect on our business, operating results and financial position. We continue to face challenges from customers scrutinizing deals more closely due to the economic environment. In addition, there can be no assurance that enterprise content management and collaboration spending levels will increase following any recovery.

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

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the relative value of the U.S. dollar and foreign currencies, particularly the Japanese Yen, and to a lesser extent, the British pound and the Euro, may impact our operating results. For example, the Japanese Yen has experienced a decline in value vis-à-vis the U.S. dollar, which negatively affected our results of operations during the year ended January 31, 2025 and the three months ended April 30, 2025 and could continue to negatively impact our results of operations in future periods. We currently primarily manage our exchange rate risk by maintaining offsetting foreign currency assets and liabilities and by minimizing non-U.S. dollar cash balances, and we began implementing hedging programs in fiscal year 2025 to further mitigate the risk of exchange rate fluctuations. Such practices may not ultimately be available and/or effective at mitigating the foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, any hedging strategies we deploy are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be negatively affected in the future.

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
•
general economic, industry and market conditions, including those caused by the Russia-Ukraine conflict and the conflict in the Middle East, and as a result of inflation, rising interest rates, tariffs, or bank failures and financial instability;
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

These laws and regulations, which may be enforceable by private parties and/or governmental entities, are constantly evolving and can be subject to significant change. A number of existing data protection and privacy laws, as well as new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Union’s General Data Protection Regulation (GDPR) imposes significant obligations on companies regarding the handling of personal data and provides for penalties for noncompliance of up to the greater of 20 million Euros or four percent of a company’s global revenue. Further, local data protection authorities in Europe may adopt regulations and/or guidance more stringent than the GDPR, which may impose additional compliance costs or other burdens that impact our business. Additionally, developments relating to cross-border data transfer may result in the European Commission (EC), European Data Protection Board and/or other regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data from the European Economic Area (EEA), Switzerland, or the U.K. to the U.S. For example, revised standard contractual clauses were published by regulators in EEA, Switzerland and the U.K., which we adopted in our data processing addenda. However, we cannot guarantee that our relevant policies and measures will ensure compliance due to possible fluctuations in these laws and related frameworks and their interpretation and enforcement. Moreover, European governments and the U.S. government have cooperated to adopt the EU-U.S. Data Privacy Framework, U.K.-U.S. Data Bridge and Swiss-U.S. Data Privacy Framework (together, the “Data Privacy Framework”), replacing the EU-U.S. Privacy Shield Framework. While the Data Privacy Framework could benefit the industry as a whole, and we presently maintain self-certification under the Data Privacy Framework, maintaining compliance with the Data Privacy Framework could result in additional costs. The EU-U.S. Data Privacy Framework has also already faced legal challenges, and more generally, the Data Privacy Framework may be subject to future reviews, and subject to suspension, amendment, repeal, or limitations.

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

Changes in tariffs, sanctions, international treaties, export/import laws and other trade restrictions or trade disputes may delay the introduction and sale of our services in international markets, prevent our customers with international operations from deploying our services or, in some cases, prevent the export or import of our services to certain countries, governments, persons or entities altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our services, or in our decreased ability to export or sell our services to existing or potential customers with international operations. Any decrease in the use of our services, limitations on our ability to export or sell our services, or increased costs resulting from changes in tariffs or other trade restrictions, would likely adversely affect our business, financial condition and operating results.

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

We repurchase shares of our Class A common stock in open market transactions from time to time pursuant to publicly announced stock repurchase program approved by our Board of Directors. During fiscal year 2025, we repurchased 7.6 million shares for a total amount of $211.5 million and during fiscal year 2024, we repurchased 6.6 million shares for a total amount of $177.0 million. For the three months ended April 30, 2025, we repurchased 1.6 million shares for a total amount of $49.6 million. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices, and we are not obligated to repurchase a specified number or dollar value of shares. As a result, there can be no guarantee around the timing or volume of our share repurchases or that we will have adequate cash flow to fund any repurchases. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

As of April 30, 2025, we had outstanding debt, including an aggregate principal amount of (i) $460.0 million issued under the 2029 Convertible Notes and (ii) $205.0 million issued under the 2026 Convertible Notes. During specified periods, the Convertible Notes are convertible at the option of the holders under certain conditions or upon occurrence of certain events as described in Note 9, Part II, Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2025. If one or more holders of the Convertible Notes elect to convert their notes, we are required to settle the principal of the Convertible Notes in cash upon any conversion of such notes, which could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we may be required under applicable accounting standards to reclassify the carrying value of the Convertible Notes as current, rather than long-term, if any of the conditions to the convertibility of the Convertible Notes are satisfied. This reclassification could materially reduce our reported working capital.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended April 30, 2025 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2025 to February 28, 2025	324	$33.68	324	$41,116
March 1, 2025 to March 31, 2025	324	$32.57	324	$180,547
April 1, 2025 to April 30, 2025	937	$30.00	937	$152,390
Total	1,585		1,585

(1)
On March 4, 2025, we announced that our Board of Directors authorized the repurchase of an additional $150 million shares of our Class A Common Stock. During the three months ended April 30, 2025, we repurchased 1.6 million shares at a weighted average price of $31.28 per share for a total amount of $49.6 million. We periodically enter into pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act to effect such repurchases. The authorized repurchase plan will expire on March 3, 2026.

Items 3 and 4 are not applicable and have been omitted.

Item 5. OTHER INFORMATION

During the three months ended April 30, 2025, the following directors and officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows.

On March 28, 2025, Aaron Levie, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Rule 10b5-1 trading arrangement allows for the sale of up to 60,000 shares of our Class A common stock, commencing on July 10, 2025 and continuing until all shares are sold or April 1, 2026, whichever comes first.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended April 30, 2025.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Box, Inc. Outside Director Compensation Policy, amended and restated on April 15, 2025.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 29, 2025

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)