Form 10-Q
period 2025-07-31
BOX INC
filed 2025-08-27
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

As of July 31, 2025, the number of shares of the registrant’s Class A common stock outstanding was 144,885,814.

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
•
our expectations regarding the potential of artificial intelligence (AI) and its impact on Box;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	July 31,	January 31,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$657,826	$624,575
Short-term investments	100,032	98,241
Accounts receivable, net	189,561	292,707
Other current assets	95,321	82,256
Total current assets	1,042,740	1,097,779
Operating lease right-of-use assets, net	82,559	77,970
Goodwill	80,781	76,969
Deferred tax assets	240,158	245,417
Other long-term assets	178,343	169,385
Total assets	$1,624,581	$1,667,520
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$79,022	$80,069
Accrued compensation and benefits	35,932	49,721
Debt, net, current	204,476	203,907
Deferred revenue	533,729	588,379
Total current liabilities	853,159	922,076
Debt, net, non-current	449,822	448,638
Other long-term liabilities	95,677	99,530
Total liabilities	1,398,658	1,470,244
Commitments and contingencies (Note 6)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares authorized, issued and outstanding as of July 31 and January 31, 2025	495,278	494,238
Stockholders’ deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 144,886 and 144,113 shares issued and outstanding as of July 31 and January 31, 2025, respectively	14	14
Additional paid-in capital	674,962	677,088
Accumulated other comprehensive loss	(3,827)	(11,921)
Accumulated deficit	(940,504)	(962,143)
Total stockholders’ deficit	(269,355)	(296,962)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,624,581	$1,667,520

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Revenue	$293,999	$270,039	$570,271	$534,697
Cost of revenue	61,522	55,513	122,195	113,765
Gross profit	232,477	214,526	448,076	420,932
Operating expenses:
Research and development	71,717	65,445	144,018	128,118
Sales and marketing	102,198	95,235	201,297	187,908
General and administrative	37,984	33,566	75,845	66,619
Total operating expenses	211,899	194,246	421,160	382,645
Income from operations	20,578	20,280	26,916	38,287
Interest income	6,715	5,387	13,413	11,076
Interest expense	(2,680)	(796)	(5,376)	(1,601)
Other (expense) income, net	(872)	108	1,932	(918)
Income before income taxes	23,741	24,979	36,885	46,844
Provision for income taxes	10,296	4,483	15,246	9,126
Net income	$13,445	$20,496	$21,639	$37,718
Accretion and dividend on series A convertible preferred stock	(4,312)	(4,310)	(8,540)	(8,550)
Undistributed earnings attributable to preferred stockholders	(1,036)	(1,845)	(1,488)	(3,313)
Net income attributable to common stockholders	$8,097	$14,341	$11,611	$25,855
Net income per share attributable to common stockholders
Basic	$0.06	$0.10	$0.08	$0.18
Diluted	$0.05	$0.10	$0.08	$0.18
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	144,896	144,070	144,669	144,678
Diluted	151,102	146,525	150,369	147,634

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Net income	$13,445	$20,496	$21,639	$37,718
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(865)	1,498	7,389	(264)
Change in cash flow hedges, net of tax	4,693	(481)	803	(694)
Other, net of tax	(94)	120	(98)	(15)
Other comprehensive income (loss), net:	3,734	1,137	8,094	(973)
Comprehensive income	$17,179	$21,633	$29,733	$36,745

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Three Months Ended July 31, 2025
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of April 30, 2025	500	$494,716	144,793	$14	$681,363	$(7,561)	$(953,949)	$(280,133)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,332	—	(21,121)	—	—	(21,121)
Stock-based compensation related to stock awards	—	—	—	—	59,301	—	—	59,301
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	562	—	—	(4,312)	—	—	(4,312)
Repurchases of common stock	—	—	(1,239)	—	(40,269)	—	—	(40,269)
Other comprehensive income, net	—	—	—	—	—	3,734	—	3,734
Net income	—	—	—	—	—	—	13,445	13,445
Balance as of July 31, 2025	500	$495,278	144,886	$14	$674,962	$(3,827)	$(940,504)	$(269,355)

	Three Months Ended July 31, 2024
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of April 30, 2024	500	$492,585	145,588	$15	$803,449	$(11,796)	$(1,189,542)	$(397,874)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,521	—	(10,674)	—	—	(10,674)
Stock-based compensation related to stock awards	—	—	—	—	53,783	—	—	53,783
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	560	—	—	(4,310)	—	—	(4,310)
Repurchases of common stock	—	—	(3,881)	(1)	(101,956)	—	—	(101,957)
Other comprehensive income, net	—	—	—	—	—	1,137	—	1,137
Net income	—	—	—	—	—	—	20,496	20,496
Balance as of July 31,2024	500	$493,145	143,228	$14	$740,292	$(10,659)	$(1,169,046)	$(439,399)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Six Months Ended July 31, 2025
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2025	500	$494,238	144,113	$14	$677,088	$(11,921)	$(962,143)	$(296,962)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	3,597	—	(29,234)	—	—	(29,234)
Stock-based compensation related to stock awards	—	—	—	—	125,526	—	—	125,526
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	1,040	—	—	(8,540)	—	—	(8,540)
Repurchases of common stock	—	—	(2,824)	—	(89,878)	—	—	(89,878)
Other comprehensive income, net	—	—	—	—	—	8,094	—	8,094
Net income	—	—	—	—	—	—	21,639	21,639
Balance as of July 31, 2025	500	$495,278	144,886	$14	$674,962	$(3,827)	$(940,504)	$(269,355)

	Six Months Ended July 31, 2024
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2024	500	$492,095	144,353	$14	$785,374	$(9,686)	$(1,206,764)	$(431,062)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	4,129	1	(6,753)	—	—	(6,752)
Stock-based compensation related to stock awards	—	—	—	—	109,417	—	—	109,417
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	1,050	—	—	(8,550)	—	—	(8,550)
Repurchases of common stock	—	—	(5,254)	(1)	(139,196)	—	—	(139,197)
Other comprehensive loss, net	—	—	—	—	—	(973)	—	(973)
Net income	—	—	—	—	—	—	37,718	37,718
Balance as of July 31, 2024	500	$493,145	143,228	$14	$740,292	$(10,659)	$(1,169,046)	$(439,399)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,639	$37,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,626	9,984
Stock-based compensation expense	115,652	106,273
Amortization of deferred commissions	26,685	26,538
Deferred income taxes	9,519	3,521
Other	(8,111)	(1,119)
Changes in operating assets and liabilities:
Accounts receivable, net	105,779	103,301
Deferred commissions	(21,358)	(19,288)
Operating lease right-of-use assets, net	10,600	13,350
Other assets	(7,765)	(595)
Accounts payable, accrued expenses and other liabilities	(15,563)	(14,399)
Operating lease liabilities	(12,516)	(15,326)
Deferred revenue	(66,164)	(82,456)
Net cash provided by operating activities	173,023	167,502
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(52,437)	(56,455)
Maturities of short-term investments	52,200	75,896
Sales of short-term investments	—	3,567
Purchases of property and equipment	(2,419)	(1,674)
Proceeds from sales of property and equipment	245	5,991
Capitalized internal-use software costs	(16,490)	(11,677)
Net cash (used in) provided by investing activities	(18,901)	15,648
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(89,583)	(138,686)
Payments of dividends to preferred stockholders	(7,500)	(7,500)
Proceeds from exercise of stock options	1,455	15,353
Proceeds from issuances of common stock under employee stock purchase plan	16,654	15,677
Employee payroll taxes paid for net settlement of stock awards	(47,343)	(37,783)
Other	(735)	(4,163)
Net cash used in financing activities	(127,052)	(157,102)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,373	(2,589)
Net increase in cash, cash equivalents, and restricted cash	33,443	23,459
Cash, cash equivalents, and restricted cash, beginning of period(1)	626,110	384,257
Cash, cash equivalents, and restricted cash, end of period(1)	$659,553	$407,716

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of Box and its wholly owned subsidiaries, have been prepared in accordance with GAAP and applicable rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements.

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

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits are often in excess of deposit insurance coverage limits.

We sell to a broad range of customers. Our revenue is derived primarily from the United States across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the United States. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of July 31, 2025 no customer accounted for more than 10% of total accounts receivable and as of January 31, 2025, two resellers, who are also customers, each accounted for more than 10% of total accounts receivable. No single customer represented over 10% of our revenue for the three and six months ended July 31, 2025 and 2024.

We serve our customers and users from public cloud hosting operated by third parties. In order to reduce the risk of down time of our subscription services, we have public cloud hosting services established in various locations in the United States (U.S.) and abroad and we have internal procedures to restore services in the event of disaster. Even with these procedures for disaster recovery in place, our cloud services could be significantly interrupted during the implementation of the procedures to restore services.

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

We also use derivatives to economically hedge gains and losses from remeasurement of monetary assets and liabilities denominated in non-functional currencies. These derivatives generally have maturities of 12 months or less. Gains or losses from derivatives not designated as cash flow hedges are recognized immediately in other (expense) income, net in the condensed consolidated statements of operations.

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

We have executed master netting agreements with the respective counterparties of the foreign currency forward contracts, subject to applicable requirements, and are permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. These derivatives are not subject to any credit contingent features negotiated with the respective counterparties. We are not required to pledge nor are we entitled to receive cash collateral related to these contracts. As of July 31, 2025, the potential effects of these rights of setoff associated with our foreign currency forward contracts were not material.

Workforce Reorganization

During fiscal year 2026, we conducted a workforce reorganization effort to better align our resources with our strategic priorities. This resulted in charges of approximately $1.1 million and $8.2 million for the three and six months ended July 31, 2025, respectively, primarily consisting of severance and termination benefits, continuation of employee health benefits, and other personnel related costs.

There have been no other material changes to our significant accounting policies and estimates during the six months ended July 31, 2025 from those disclosed in our Form 10-K for the year ended January 31, 2025.

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

Note 2. Revenue

Revenue by Geographic Locations

For the three and six months ended July 31, 2025, revenue attributable to customers in the United States was 62% and revenue attributable to customers in Japan was 26% and 25%, respectively. For the three and six months ended July 31, 2024 revenue attributable to customers in the United States was 65% and revenue attributable to customers in Japan was 22%.

Deferred Revenue

Deferred revenue was $547.3 million and $608.6 million as of July 31, 2025 and January 31, 2025, respectively. During the three months ended July 31, 2025 and 2024, we recognized $244.6 million and $222.5 million of revenue that was included in the deferred revenue balance as of April 30, 2025 and 2024, respectively. During the six months ended July 31, 2025 and 2024, we recognized $409.6 million and $397.5 million of revenue that was included in the deferred revenue balance as of January 31, 2025 and 2024, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of July 31, 2025, we had remaining performance obligations from contracts with customers of $1.5 billion. We expect to recognize revenue on approximately 55% and 25% of these remaining performance obligations over the next 12 and 24 months, respectively, with the balance recognized thereafter.

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

Financial assets and liabilities subject to the fair value disclosure requirements were as follows (in thousands):

	July 31, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$166,420	$—	$166,420
Total cash equivalents	166,420	—	166,420
Short-term investments:
U.S. treasury securities	100,032	—	100,032
Total short-term investments	100,032	—	100,032
Other current assets:
Forward contracts designated as cash flow hedges	—	4,312	4,312
Forward contracts not designated as cash flow hedges	—	2,869	2,869
Total other current assets	—	7,181	7,181
Other non-current assets:
Forward contracts designated as cash flow hedges	—	48	48
Total non-current assets	—	48	48
Total assets	$266,452	$7,229	$273,681

Other current liabilities:
Forward contracts designated as cash flow hedges	$—	$(382)	$(382)
Forward contracts not designated as cash flow hedges	—	(122)	(122)
Total current liabilities	—	(504)	(504)
Other non-current liabilities:
Forward contracts designated as cash flow hedges	—	(26)	(26)
Total non-current liabilities	—	(26)	(26)
Total liabilities	$—	$(530)	$(530)

	January 31, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$188,307	$—	$188,307
Total cash equivalents	188,307	—	188,307
Short-term investments:
U.S. treasury securities	98,241	—	98,241
Total short-term investments	98,241	—	98,241
Total cash equivalents and short-term investments	$286,548	$—	$286,548

As of January 31, 2025, forward contracts in total assets and total liabilities were not material.

There were no material differences between the estimated fair value and amortized cost of our cash equivalents and short-term investments.

As of July 31, 2025, remaining contractual maturities of our cash equivalents and short-term investments were all within one year and we do not consider any portion of the unrealized losses to be credit losses.

Fair Value Measurements of Other Financial Instruments

In September 2024, we issued $460.0 million aggregate principal amount of 1.50% convertible senior notes due September 15, 2029 (the “2029 Convertible Notes”). In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026 (the “2026 Convertible Notes” and together with the 2029 Convertible Notes, the “Convertible Notes”). Using the proceeds from the issuance of the 2029 Convertible Notes, we entered into separate and privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $140.0 million aggregate principal amount of the 2026 Convertible Notes, which were completed simultaneously with the new convertible debt offering. The estimated fair values of the Convertible Notes, which we have classified as Level 2 financial instruments, were determined using observable market prices. As of July 31, 2025, the estimated fair value of the 2029 Convertible Notes and 2026 Convertible Notes was $463.0 million and $263.2 million, respectively, and as of January 31, 2025, the estimated fair value of the 2029 Convertible Notes and 2026 Convertible Notes was $458.1 million and $260.2 million, respectively.

Note 4. Derivative Instruments

The notional amounts of our outstanding foreign currency forward contracts were as follows (in thousands):

	July 31,	January 31,
	2025	2025
Forward contracts designated as cash flow hedges	$113,197	$34,082
Forward contracts not designated as cash flow hedges	70,153	67,551
Total	$183,350	$101,632

Pre-tax losses associated with foreign currency forward contracts were as follows (in thousands):

	Three Months Ended	Six Months Ended
	July 31, 2025	July 31, 2025
Forward contracts designated as cash flow hedges
Gain recognized in other comprehensive income (loss), net	$5,894	$1,441

Forward contracts not designated as cash flow hedges
Gain (loss) recognized in net income	491	(4,549)
Total gain (loss)	$6,385	$(3,108)

Pre-tax gains (losses) associated with foreign currency forward contracts were not material for the three and six months ended July 31, 2024.

As of July 31, 2025, the amount we expect to reclassify out of accumulated other comprehensive loss into earnings within the next twelve months is not material.

Note 5. Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices with lease periods expiring primarily between fiscal years 2027 and 2037. Certain of these arrangements have free or escalating rent payment provisions and optional renewal or termination clauses. Our operating leases typically include variable lease payments, which are primarily comprised of common area maintenance and utility charges for our offices and power and network connections for our data centers, that are determined based on actual consumption. Our operating lease agreements do not contain any residual value guarantees, covenants, or other restrictions.

We sublease certain floors of our Redwood City and London offices. Our current subleases have total lease terms ranging from 24 to 39 months that will expire at various dates by fiscal year 2029.

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Operating lease cost, gross	$6,568	$6,498	$12,999	$16,606
Variable lease cost, gross	1,655	1,528	3,832	3,618
Sublease income	(1,036)	(1,516)	(2,666)	(2,935)
Other	—	—	—	386
Total lease cost	$7,187	$6,510	$14,165	$17,675

As of July 31, 2025, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)
Remainder of 2026	$15,542
2027	31,223
2028	27,438
2029	12,953
2030	4,205
Thereafter	19,377
Total lease payments	$110,738
Less: imputed interest	(15,116)
Present value of total lease liabilities	$95,622

(1)
Non-cancellable sublease proceeds for the remainder of the year ending January 31, 2026 and the years ending January 31, 2027, 2028, and 2029 of $1.0 million, $2.5 million, $2.2 million, and $0.6 million, respectively, are not included in the table above.

As of July 31, 2025, we had two operating leases for office spaces that have not yet commenced. The operating leases have aggregated undiscounted future payments of $25.0 million and lease terms ranging from approximately ten to eleven years. The operating leases are estimated to commence during fiscal years 2026 and 2027.

Note 6. Commitments and Contingencies

Letters of Credit

As of July 31, 2025 and January 31, 2025, we had letters of credit in the aggregate amount of $12.3 million and $11.2 million, respectively, in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 7.

Purchase Obligations

Our purchase obligations relate primarily to public cloud hosting services and IT software and support services costs and have terms ranging from two to eight years. As of July 31, 2025, future minimum payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Years ending January 31:
Remainder of 2026	$7,196
2027	158,501
2028	14,393
2029	2,424
2030	694
Total	$183,208

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2025.

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

There have been no changes to the conversion or redemption terms of the 2029 Convertible Notes during the six months ended July 31, 2025 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2025.

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

There have been no changes to the conversion or redemption terms of the 2026 Convertible Notes during the six months ended July 31, 2025 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2025.

As of July 31, 2025, the conditions allowing holders of the Convertible Notes to convert were not met.

The net carrying amount of the Convertible Notes consisted of the following (in thousands):

	July 31,		January 31,
	2025		2025
	2029 Convertible Notes	2026 Convertible Notes	2029 Convertible Notes	2026 Convertible Notes
Principal	$460,000	$205,000	$460,000	$205,000
Unamortized issuance costs	(10,178)	(524)	(11,362)	(1,093)
Net carrying amount	$449,822	$204,476	$448,638	$203,907

Issuance costs are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs of the 2029 Convertible Notes and 2026 Convertible Notes is 2.06% and 0.56%, respectively. Interest expense recognized related to the 2029 Convertible Notes and 2026 Convertible Notes for the three and six months ended July 31, 2025 was $2.6 million and $5.2 million, respectively, and was not material for the three and six months ended July 31, 2024.

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

Line of Credit

On June 30, 2023, we entered into an amended and restated secured credit agreement (the “June 2023 Facility”) and on December 19, 2024, we entered into Amendment No. 1 to the June 2023 Facility to provide for a $75.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. There have been no changes to the terms and conditions of the June 2023 Facility during the six months ended July 31, 2025 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2025.

As of July 31, 2025, we had no debt outstanding on the June 2023 Facility and were in compliance with all financial covenants.

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

There have been no changes to the terms and conditions of the Series A Preferred Stock during the six months ended July 31, 2025 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2025.

During the six months ended July 31, 2025, we paid cash dividends to our Series A Preferred Stockholders in the amount of $7.5 million and as of July 31, 2025, we had accrued dividends of $1.3 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position.

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

During the three months ended July 31, 2025, we repurchased 1.2 million shares at a weighted average price of $32.48 per share for a total amount of $40.2 million. During the six months ended July 31, 2025, we repurchased 2.8 million shares at a weighted average price of $31.81 per share for a total amount of $89.8 million. As of July 31, 2025, $112.1 million remained available for additional repurchases.

Note 9. Stock-Based Compensation

Employee Equity Plans

We currently have two employee equity plans that have been adopted by our Board of Directors. These plans, the 2015 Equity Incentive Plan (as amended or otherwise modified, the “2015 Plan”) and the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), are described in more detail in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2025. As of July 31, 2025, 3,692,406 shares and 2,059,623 shares were reserved for future issuance under the 2015 Plan and the 2015 ESPP, respectively.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2025	1,012,385	$17.90	2.80	$15,679
Options exercised	(83,033)	17.52
Balance as of July 31, 2025	929,352	$17.94	2.53	$13,163
Exercisable as of July 31, 2025	929,352	$17.94	2.53	$13,163

Restricted Stock Units

The following table summarizes the restricted stock unit activity, inclusive of performance-based and market-based restricted stock units, under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2025	14,676,374	$28.04
Granted	7,256,188	30.74
Vested	(4,206,817)	27.77
Forfeited/cancelled	(885,693)	27.71
Unvested balance - July 31, 2025	16,840,052	$29.29

As of July 31, 2025, there was $447.9 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, inclusive of performance-based and market-based restricted stock units, granted to employees that is expected to be recognized over a weighted-average period of 2.75 years.

Executive Bonus Plan

We use performance-based incentives for certain employees, including our named executive officers, to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals (the “Executive Bonus Plan”). Based on a review of our actual achievement of the pre-established corporate financial objectives and additional inputs from our Compensation Committee, the Executive Bonus Plan for fiscal year 2025 was determined, settled and paid out in the first quarter of fiscal year 2026 in the form of fully vested restricted stock units and cash. During the first quarter of fiscal year 2026, our Compensation Committee also adopted and approved the performance criteria and targets for the Executive Bonus Plan for fiscal year 2026, which is expected to be paid out in the form of fully vested restricted stock units and cash in the first quarter of fiscal year 2027.

During the six months ended July 31, 2025, we recognized stock-based compensation expense related to Executive Bonus Plans in the amount of $7.9 million. The unrecognized compensation expense related to the ungranted and unvested Executive Bonus Plan for fiscal year 2026 is $10.4 million, based on the expected performance against the pre-established corporate financial objectives as of July 31, 2025, which is expected to be recognized over a remaining weighted-average period of less than one year.

2015 ESPP

As of July 31, 2025, there was $3.8 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over a weighted-average period of 1.11 years.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2024	2024	2025	2024
Cost of revenue	$5,666	$4,731	$10,498	$9,352
Research and development	21,380	19,676	40,186	37,495
Sales and marketing	19,679	19,173	37,546	36,956
General and administrative	14,033	11,531	27,422	22,470
Total stock-based compensation	$60,758	$55,111	$115,652	$106,273

Note 10. Net Income per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Numerator:
Net income	$13,445	$20,496	$21,639	$37,718
Accretion and dividend on series A convertible preferred stock	(4,312)	(4,310)	(8,540)	(8,550)
Undistributed earnings attributable to preferred stockholders	(1,036)	(1,845)	(1,488)	(3,313)
Net income attributable to common stockholders, basic and diluted	$8,097	$14,341	$11,611	$25,855

Denominator:
Weighted-average number of shares used to compute net income per share attributable to common stockholders, basic	144,896	144,070	144,669	144,678
Dilutive effect of awards issued under employee equity plans	4,345	2,098	4,004	2,395
Dilutive effect of shares related to the convertible senior notes	1,861	357	1,696	561
Weighted-average number of shares used to compute net income per share attributable to common stockholders, diluted	151,102	146,525	150,369	147,634

Net income per share attributable to common stockholders, basic	$0.06	$0.10	$0.08	$0.18
Net income per share attributable to common stockholders, diluted	$0.05	$0.10	$0.08	$0.18

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

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Options to purchase common stock	—	25	—	25
Restricted stock units	479	7,303	265	5,453
Employee stock purchase plan	370	1,638	282	1,242
Shares related to convertible preferred stock	18,564	18,541	18,566	18,540
Total	19,413	27,507	19,113	25,260

Note 11. Income Taxes

We are subject to income taxes in the U.S. and the foreign jurisdictions in which we operate. The provision for income taxes was $10.3 million and $15.2 million for the three and six months ended July 31, 2025, respectively, and $4.5 million and $9.1 million for the three and six months ended July 31, 2024, respectively. Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.

For the three and six months ended July 31, 2025, the difference between the U.S. statutory rate and our effective tax rate was primarily due to U.S. tax on foreign earnings, non-deductible stock-based compensation expenditures, state income taxes, and differing foreign tax rates.

For the three and six months ended July 31, 2024, the difference between the U.S. statutory rate and our effective tax rate was primarily due to the valuation allowance on our U.S. deferred tax assets, state income taxes, driven by the capitalization of research and development expenditures, and differing foreign tax rates.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, which includes provisions for the immediate expensing of domestic research and development costs, enhanced deductions for capital expenditures, and modifications to U.S. tax on foreign earnings. The provisions impacting us have been reflected in the condensed consolidated financial statements for the period ended July 31, 2025 and did not have a material impact. We will continue to monitor, assess, and update the potential impact on our condensed consolidated financial statements as new information becomes available. Should future results and forecasts differ from management’s estimates, it is possible there could be future adjustments that may result in an increase or decrease in tax expense in the period such changes in estimates are made.

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

We file tax returns in the U.S. for federal, California, and other states. All tax years remain open to examination for both federal and state purposes as a result of our net operating loss and credit carryforwards. We file tax returns in the United Kingdom (U.K.) and other foreign jurisdictions in which we operate. Tax years ending on January 31, 2022 and onwards remain open to examination for the U.K. Certain tax years remain open to examination under the statute of limitations of the respective countries in which our other foreign subsidiaries are located.

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

We continue to innovate by expanding our core services and offerings. We recently launched our remote Box Model Context Protocol (MCP) Server, a secure content layer for AI that ensures any external AI agent adheres to existing Box security permissions and access policies. In January 2025, we introduced our Enterprise Advanced plan to allow our customers to access the full power of the ICM platform. In addition to the current capabilities included in the Enterprise Plus plan, Enterprise Advanced includes the following products:

•
Box AI Extract Agents, our solution that aims to accurately extract metadata and contextual data to enable automated workflows, improve data quality, and reduce manual work;
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

We also continue to focus on industry-specific content needs. We recently announced a collaboration with the U.S. General Services Administration (GSA) supporting OneGov, which provides federal agencies with democratized access to Box AI. In addition, our achievement of Federal Risk and Authorization Management Program (FedRAMP) High Authorization in the first quarter of fiscal year 2026 gives U.S. government agencies and authorized government contractors the ability to leverage Box’s ICM platform, including Box AI and Box Hubs, for highly sensitive data.

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

Current Period Highlights

For the three months ended July 31, 2025 and 2024, our revenue was $294.0 million and $270.0 million, respectively, representing year-over-year growth of 9%, or 7% growth on a constant currency basis. As of July 31, 2025, our remaining performance obligations were $1.476 billion, representing a 16% increase from our remaining performance obligations of $1.272 billion as of July 31, 2024, as reported and on a constant currency basis. For the three months ended July 31, 2025, our gross profit was $232.5 million and our gross margin was 79.1%, compared to our gross profit of $214.5 million and our gross margin of 79.4% for the three months ended July 31, 2024. For the three months ended July 31, 2025, our operating income was $20.6 million and our operating margin was 7.0%, compared to our operating income of $20.3 million and our operating margin of 7.5% for the three months ended July 31, 2024. For the three months ended July 31, 2025, our net cash provided by operating activities was $46.0 million, a 27% increase from our net cash provided by operating activities of $36.3 million for the three months ended July 31, 2024. For the three months ended July 31, 2025, our non-GAAP free cash flow was $35.7 million, a 9% increase from our non-GAAP free cash flow of $32.7 million for the three months ended July 31, 2024.

To supplement our current period highlights, we present growth on a constant currency basis for revenue and remaining performance obligations. Growth on a constant currency basis is determined by comparing current period reported results with the current results calculated using the equivalent rates in the prior period.

During the six months ended July 31, 2025, we conducted a workforce reorganization effort to better align our resources with our strategic priorities. This resulted in charges of approximately $1.1 million and $8.2 million for the three and six months ended July 31, 2025, respectively, primarily consisting of severance and termination benefits, continuation of employee health benefits, and other personnel related costs.

Impact of Macroeconomic Factors on Our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Economic conditions, including impacts from inflation, higher interest rates, tariffs, slower growth, the stronger dollar versus foreign currencies, particularly the Japanese Yen, reductions in U.S. federal spending, the ongoing Russia-Ukraine conflict and the ongoing conflict in the Middle East, and other changes in economic conditions, may adversely affect our results of operations and financial performance. During the three months ended July 31, 2025, in addition to volatility from foreign exchange rate trends, we continued to see an impact from additional customer scrutiny being placed on larger deals due to the challenging macroeconomic environment. As a result, we may continue to experience customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets for services that we offer. While we believe IT budgets have tightened and some larger deals have required more scrutiny across verticals and geographies, we also believe we are well-positioned to execute through these dynamic times as Box's ICM platform enables enterprises to streamline their businesses, drive up productivity, reduce risk, and lower costs.

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

RPO as of July 31, 2025 was $1.476 billion, an increase of 16% from July 31, 2024. As of July 31, 2025, short-term RPO was $811.9 million, an increase of 12% from July 31, 2024, and long-term RPO was $664.4 million, an increase of 21% from July 31, 2024. The increase in RPO was driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites, the timing of customer-driven renewals and average contract terms, and the addition of new customers. RPO growth was not materially impacted by fluctuations in foreign currency exchange rates.

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

Billings for the three and six months ended July 31, 2025 were $264.9 million and $507.2 million, respectively, representing an increase of 3% from the three months ended July 31, 2024 and an increase of 13% from the six months ended July 31, 2024. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites, the addition of new customers, and the timing of customer-driven renewals. Billings growth was also impacted by fluctuations in foreign currency exchange rates. For the three months ended July 31, 2025, billings growth was unfavorably impacted by approximately 250 basis points and for the six months ended July 31, 2025, billings was favorably impacted by approximately 280 basis points.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
GAAP revenue	$293,999	$270,039	$570,271	$534,697
Deferred revenue, end of period	547,263	502,104	547,263	502,104
Less: deferred revenue, beginning of period	(574,119)	(513,572)	(608,600)	(586,871)
Contract assets, beginning of period	3,662	3,345	4,160	2,452
Less: contract assets, end of period	(5,931)	(5,481)	(5,931)	(5,481)
Billings	$264,874	$256,435	$507,163	$446,901

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

Non-GAAP free cash flow for the three and six months ended July 31, 2025 was $35.7 million and $154.1 million, respectively, representing an increase of 9% from the three months ended July 31, 2024 and a decrease of 1% from the six months ended July 31, 2024. The increase in non-GAAP free cash flow for the three months ended July 31, 2025 was primarily driven by the increase in cash flows from operating activities, partially offset by a decrease in proceeds from sales of property and equipment, an increase in capitalized internal-use software costs, and an increase in purchases of property and equipment. The decrease in non-GAAP free cash flow for the six months ended July 31, 2025 was primarily driven by a decrease in proceeds from sales of property and equipment, an increase in capitalized internal-use software costs, and an increase in purchases of property and equipment. The decrease was partially offset by the increase in cash flows from operating activities and the reduction in payments of financial lease liabilities due to our migration to the public cloud from our collocated data centers. The year-over-year changes in cash flows from operating activities for the three and six months ended July 31, 2025 are described in more detail under Liquidity and Capital Resources below.

A calculation of non-GAAP free cash flow starting with net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
GAAP net cash provided by operating activities	$45,964	$36,298	$173,023	$167,502
Purchases of property and equipment	(2,070)	(398)	(2,419)	(1,674)
Proceeds from sales of property and equipment	207	3,295	245	5,991
Principal payments of finance lease liabilities	—	—	—	(2,141)
Capitalized internal-use software costs	(8,381)	(6,460)	(16,792)	(13,699)
Non-GAAP free cash flow	$35,720	$32,735	$154,057	$155,979

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

Our net retention rate was 103% and 102% as of July 31, 2025 and 2024, respectively. Our net retention rate continues to be impacted by heightened budget scrutiny, putting pressure on seat expansion within existing customers and increased partial customer churn. As our customers purchase add-on products or our bundled plans, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, are significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Other (Expense) Income, Net

Other (expense) income, net consists primarily of gains and losses from foreign currency transactions and foreign currency forward contracts not designated as cash flow hedges.

Provision for Income Taxes

Provision for income taxes consists primarily of U.S. and foreign income taxes.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Consolidated Statements of Operations Data:
Revenue	$293,999	$270,039	$570,271	$534,697
Cost of revenue (1)	61,522	55,513	122,195	113,765
Gross profit	232,477	214,526	448,076	420,932
Operating expenses:
Research and development (1)	71,717	65,445	144,018	128,118
Sales and marketing (1)	102,198	95,235	201,297	187,908
General and administrative (1)	37,984	33,566	75,845	66,619
Total operating expenses	211,899	194,246	421,160	382,645
Income from operations	20,578	20,280	26,916	38,287
Interest income	6,715	5,387	13,413	11,076
Interest expense	(2,680)	(796)	(5,376)	(1,601)
Other (expense) income, net	(872)	108	1,932	(918)
Income before income taxes	23,741	24,979	36,885	46,844
Provision for income taxes	10,296	4,483	15,246	9,126
Net income	$13,445	$20,496	$21,639	$37,718
Accretion and dividend on series A convertible preferred stock	(4,312)	(4,310)	(8,540)	(8,550)
Undistributed earnings attributable to preferred stockholders	(1,036)	(1,845)	(1,488)	(3,313)
Net income attributable to common stockholders	$8,097	$14,341	$11,611	$25,855
Net income per share attributable to common stockholders
Basic	$0.06	$0.10	$0.08	$0.18
Diluted	$0.05	$0.10	$0.08	$0.18
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	144,896	144,070	144,669	144,678
Diluted	151,102	146,525	150,369	147,634

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2025	2024	2025	2024
Cost of revenue	$5,666	$4,731	$10,498	$9,352
Research and development	21,380	19,676	40,186	37,495
Sales and marketing	19,679	19,173	37,546	36,956
General and administrative	14,033	11,531	27,422	22,470
Total stock-based compensation	$60,758	$55,111	$115,652	$106,273

Comparison of the Three and Six Months Ended July 31, 2025 and 2024

Revenue

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue	$293,999	$270,039	$23,960	9%	$570,271	$534,697	$35,574	7%

The $24.0 million, or 9%, and $35.6 million, or 7%, increases in revenue for the three and six months ended July 31, 2025, respectively, were primarily driven by seat growth in existing customers and continued strong attach rates of our multi-product Suites offerings, which include Enterprise Plus and Enterprise Advanced. The increases were also impacted by the strengthening of foreign currency exchange rates, which positively impacted our revenue growth rates by approximately 200 basis points and 70 basis points for the three and six months ended July 31, 2025, respectively. The increases were partially offset by customers partially churning their deployment with Box.

Cost of Revenue

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$61,522	$55,513	$6,009	11%	$122,195	$113,765	$8,430	7%
Percentage of revenue	20.9%	20.6%			21.4%	21.3%
Gross margin	79.1%	79.4%			78.6%	78.7%

The $6.0 million, or 11%, increase in cost of revenue for the three months ended July 31, 2025 was primarily due to a $3.2 million increase in amortization of internal-use software, a $2.1 million increase in public cloud infrastructure costs, and a decrease of $1.8 million in gains related to the sale of data center assets. This increase was partially offset by a decrease of $1.5 million in subscription software contract expense. Cost of revenue as a percentage of revenue increased 30 basis points year-over-year.

The $8.4 million, or 7%, increase in cost of revenue for the six months ended July 31, 2025 was primarily due to a $7.3 million increase in public cloud infrastructure costs, a $6.2 million increase in amortization of internal-use software, and a decrease of $2.0 million in gains related to the sale of data center assets. This increase was partially offset by decreases of $3.8 million in bandwidth and data center related expense due to the completion of our migration to the public cloud from our collocated data centers and $3.4 million in subscription software contract expense. Cost of revenue as a percentage of revenue increased 10 basis points year-over-year.

Over time, we expect our cost of revenue to increase in absolute dollars but decrease as a percentage of revenue as we invest in public cloud hosting service optimization.

Research and Development

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)
Research and development	$71,717	$65,445	$6,272	10%	$144,018	$128,118	$15,900	12%
Percentage of revenue	24%	24%			25%	24%

The $6.3 million, or 10%, increase in research and development expense for the three months ended July 31, 2025 was primarily due to increases of $4.0 million and $2.6 million in employee related costs and stock-based compensation expense, respectively, driven by a 14% increase in headcount. The increased employee headcount and related costs are driven by the growth in lower cost regions. Additionally, there was an increase of $1.3 million in subscription software contract expense and $0.4 million in workforce reorganization expenses were recognized during the three months ended July 31, 2025. This was partially offset by an increase of $2.6 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue remained flat year-over-year.

The $15.9 million, or 12%, increase in research and development expense for the six months ended July 31, 2025 was primarily due to increases of $10.0 million and $4.3 million in employee related costs and stock-based compensation expense, respectively, driven by a 14% increase in headcount. The increased employee headcount and related costs are driven by the growth in lower cost regions. Additionally, $4.1 million in workforce reorganization expenses were recognized during the six months ended July 31, 2025 and there was an increase of $2.2 million in subscription software contract expense. This was partially offset by an increase of $6.0 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue increased 100 basis points year-over-year.

We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our product offerings and services and increase headcount in lower cost regions.

Sales and Marketing

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$102,198	$95,235	$6,963	7%	$201,297	$187,908	$13,389	7%
Percentage of revenue	35%	35%			35%	35%

The $7.0 million, or 7%, increase in sales and marketing expense for the three months ended July 31, 2025 was primarily due to increases of $3.1 million and $0.6 million in employee related costs and stock-based compensation expense, respectively, driven by a 6% increase in headcount. Additionally, there were increases of $1.5 million in marketing expenses and $1.1 million in office related costs. Sales and marketing expenses as a percentage of revenue remained flat year-over-year.

The $13.4 million, or 7%, increase in sales and marketing expense for the six months ended July 31, 2025 was primarily due to an increase of $5.2 million in employee related costs driven by a 6% increase in headcount, an increase of $2.1 million in marketing expenses, and $2.0 million in workforce reorganization expenses recognized during the six months ended July 31, 2025. Additionally, there were increases of $2.0 million in office related costs and $1.2 million in consulting services. Sales and marketing expenses as a percentage of revenue remained flat year-over-year.

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

General and Administrative

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)
General and administrative	$37,984	$33,566	$4,418	13%	$75,845	$66,619	$9,226	14%
Percentage of revenue	13%	12%			13%	12%

The $4.4 million, or 13%, increase in general and administrative expense for the three months ended July 31, 2025 was primarily due to increases of $2.4 million and $1.2 million in stock-based compensation expense and employee related costs, respectively, driven by an 8% increase in headcount. Additionally, there was $0.6 million in workforce reorganization expenses recognized during the three months ended July 31, 2025. General and administrative expense as a percentage of revenue increased 100 basis points year-over-year.

The $9.2 million, or 14%, increase in general and administrative expense for the six months ended July 31, 2025 was primarily due to increases of $4.9 million and $2.4 million in stock-based compensation expense and employee related costs, respectively, driven by an 8% increase in headcount. Additionally, there was $0.8 million in workforce reorganization expenses recognized during the six months ended July 31, 2025 and an increase of $0.7 million in litigation expense. General and administrative expense as a percentage of revenue increased 100 basis points year-over-year.

We expect our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we benefit from greater operational scale and efficiency.

Interest Income

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest income	$6,715	$5,387	$1,328	25%	$13,413	$11,076	$2,337	21%

The $1.3 million and $2.3 million increases for the three and six months ended July 31, 2025, respectively, were primarily due to increases of $1.3 million and $2.3 million, respectively, in interest income on cash and cash equivalents and short-term investments due to higher cash and short-term investment balances.

Interest Expense

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)
Interest expense	$2,680	$796	$1,884	237%	$5,376	$1,601	$3,775	236%

The $1.9 million and $3.8 million increases for the three and six months ended July 31, 2025, respectively, were primarily due to increases of $2.1 million and $4.3 million, respectively, in interest expense related to the Convertible Notes, particularly the 2029 Convertible Notes, which bear interest at a rate of 1.50% per year.

Other (Expense) Income, Net

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)
Other (expense) income, net	$(872)	$108	$(980)	-907%	$1,932	$(918)	$2,850	-310%

The $1.0 million decrease for the three months ended July 31, 2025 was primarily due to an increase of $3.7 million in foreign currency losses, partially offset by an increase of $2.6 million in gains on foreign currency forward contracts.

The $2.9 million increase for the six months ended July 31, 2025 was primarily due to an increase of $6.3 million in foreign currency gains, partially offset by an increase of $3.6 million in losses on foreign currency forward contracts.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$10,296	$4,483	$5,813	130%	$15,246	$9,126	$6,120	67%

The $5.8 million increase for the three months ended July 31, 2025 was primarily due to increases in foreign income taxes resulting from foreign profitability and U.S. income taxes resulting from the release of our U.S. valuation allowance in the year ended January 31, 2025.

The $6.1 million increase for the six months ended July 31, 2025 was primarily due to increases in foreign income taxes resulting from foreign profitability and U.S. income taxes resulting from the release of our U.S. valuation allowance in the year ended January 31, 2025.

Liquidity and Capital Resources

As of July 31, 2025, we had cash and cash equivalents, restricted cash, and short-term investments of $759.6 million. During the six months ended July 31, 2025, we generated operating cash flow of $173.0 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents, and short-term investments, together with our credit facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, public cloud obligations, repayment or refinancing of our debt obligations, settlement of our convertible senior notes and convertible preferred stock, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the six months ended July 31, 2025 and 2024, our cash flows were as follows (in thousands):

	Six Months Ended
	July 31,
	2025	2024	$ Change
Net cash provided by operating activities	$173,023	$167,502	$5,521
Net cash (used in) provided by investing activities	(18,901)	15,648	(34,549)
Net cash used in financing activities	(127,052)	(157,102)	30,050

Operating Activities

The $5.5 million increase in net cash provided by operating activities for the six months ended July 31, 2025 compared to the six months ended July 31, 2024 was primarily due to a $13.2 million increase in adjustments to reconcile net income to net cash provided by operating activities and an $8.4 million increase in net cash provided from changes in operating assets and liabilities, partially offset by a $16.1 million decrease in our net income.

The $13.2 million increase in adjustments to reconcile net income to net cash provided by operating activities was primarily related to a $9.4 million increase in stock-based compensation expense, a $6.0 million increase in deferred income taxes, a decrease of $2.0 million of net gain on sales of data center assets in the prior period, and a $4.6 million increase in depreciation and amortization expense, partially offset by a $5.9 million increase in unrealized gains related to foreign currency remeasurement, and a $3.6 million increase in unrealized gains related to our derivative instruments.

The $8.4 million increase in operating assets and liabilities was primarily due to a $16.3 million decrease in deferred revenue due to the timing of revenue recognition, a $2.8 million decrease in operating lease liabilities due to recurring lease payments, and a $2.5 million increase in accounts receivable due to timing of our cash collections. These were partially offset by a $7.2 million increase in other assets, a $2.8 million decrease in operating lease right-of-use assets due to amortization, a $2.1 million increase in deferred commissions resulting from capitalization of incremental commissions paid to our sales force, and a $1.2 million increase in accounts payables and accruals due to timing of payments.

Investing Activities

The $34.6 million increase in net cash used in investing activities for the six months ended July 31, 2025 compared to the six months ended July 31, 2024 was primarily due to a $27.3 million increase in maturities and sales of short-term investments, a $5.7 million decrease in proceeds from sales of property and equipment, and a $4.8 million increase in capitalized internally developed software costs, partially offset by a $4.0 million decrease in purchases of short-term investments.

Financing Activities

The $30.1 million decrease in net cash used in financing activities for the six months ended July 31, 2025 compared to the six months ended July 31, 2024 was primarily due to a $49.1 million decrease in repurchases of our common stock, a $2.1 million decrease in principal payment of finance lease liabilities, and a $1.7 million decrease in capitalized internally developed software costs. These were partially offset by a $12.9 million decrease in proceeds from issuances of common stock under our employee equity plans and a $9.6 million increase in employee payroll taxes paid related to net share settlement of stock awards.

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

In June 2023, we entered into an amended and restated secured credit agreement and in December 2024, we entered into Amendment No. 1 to the June 2023 Facility to provide for a $75.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. As of July 31, 2025, we had no debt outstanding on the June 2023 Facility.

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

Share Repurchase Plan

Our Board of Directors has authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions and on March 4, 2025, we announced that our Board of Directors authorized the repurchase of an additional $150 million shares of our Class A common stock. During the three months ended July 31, 2025, we repurchased 1.2 million shares at a weighted average price of $32.48 per share for a total amount of $40.2 million. During the six months ended July 31, 2025, we repurchased 2.8 million shares at a weighted average price of $31.81 per share for a total amount of $89.8 million. As of July 31, 2025, $112.1 million remained authorized and available for additional repurchases.

Off-Balance Sheet Arrangements

Through July 31, 2025, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces, (ii) purchase obligations not recognized on the condensed consolidated balance sheet as of July 31, 2025, which relate primarily to public cloud hosting services and IT software and support services, and (iii) debt, including obligations under our June 2023 Facility and Convertible Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 5, 6, and 7, respectively, in Part I, Item 1. Financial Statements.

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

There have been no material changes to our critical accounting estimates during the six months ended July 31, 2025 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2025.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $759.6 million as of July 31, 2025. Our cash and cash equivalents and short-term investments primarily consist of overnight cash deposits, money market funds, U.S. treasury securities, certificates of deposit and non-U.S. government issued securities. We do not enter into investments for trading or speculative purposes.

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

A hypothetical increase or decrease of 100 basis points in interest rates would not have a material impact on the market value of our portfolio of short-term investments as of July 31, 2025. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

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

These fluctuations can result in fluctuations in our total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon translation of these amounts into U.S. dollars. For the three and six months ended July 31, 2025, revenue growth was favorably impacted by approximately 200 basis points and 70 basis points, respectively, compared to the corresponding prior period. For the three and six months ended July 31, 2025, total operating expenses were not materially impacted by fluctuations in foreign currency exchange rates.

Additionally, our international subsidiaries maintain certain asset and liability balances as well as operating expenses that are denominated in foreign currencies other than the functional currency and as a result, may cause us to recognize transaction gains and losses in our statement of operations impacting our operating expenses which are recognized in other (expense) income, net on our condensed consolidated statements of operations.

To mitigate risks associated with fluctuations in foreign currency exchange rates, we have entered into foreign currency derivative contracts to hedge unrealized gains and losses from remeasurement resulting from net outstanding monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the six months ended July 31, 2025, we recognized $2.0 million in foreign currency exchange gains, net of the losses recognized on our foreign currency derivative contracts. For the three months ended July 31, 2025 and the three and six months ended July 31, 2024, foreign currency exchange gains and losses were not material. We have also entered into foreign currency derivative contracts designated as cash flow hedges to mitigate the impact of fluctuations in foreign exchange rates on future cash flows and earnings.

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

To improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Our net retention rate has fluctuated from period to period and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 103% and 102% as of July 31, 2025 and 2024, respectively.

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

Issues relating to the use of new and evolving technologies such as generative AI powered by large language models and machine learning that we integrate into our product offerings may cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. For example, in May 2024, the European Council adopted the AI Act (the “EU AI Act”), which imposes significant obligations related to the use of AI systems and is anticipated to impact the entire AI ecosystem in the European Union. Additionally, as the EU AI Act is implemented, subsequent guidance, standards and regulations, as well as regulatory bodies within respective member states are expected, which may present unforeseen risks and related challenges. In January 2025, President Trump issued an Executive Order on AI that rescinded former President Biden’s Executive order on AI, and announced efforts to invest in AI infrastructure and innovation. In July 2025, the U.S. federal government released a policy roadmap and set of initiatives referred to as America’s AI Action Plan. With this shift in AI policy at the federal level, it is unclear the extent to which this may present opportunities or risks to Box in the adoption of AI, including integrating with AI systems developed outside the U.S. that may be, for example, more cost effective. Conversely, at the state level, states such as Arkansas, California, Colorado, Illinois, Maryland, Montana, New York, and Texas have enacted several AI-specific bills covering the deployment and regulation of AI technology, which may impact Box. Developing, testing, and deploying third-party AI systems may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our margins and adversely affect our business and operating results. Our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

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

We sell our services and incur operating expenses in various currencies. Therefore, fluctuations in the relative value of the U.S. dollar and foreign currencies, particularly the Japanese Yen, and to a lesser extent, the British pound and the Euro, may impact our operating results. For example, the Japanese Yen has experienced a decline in value vis-à-vis the U.S. dollar, which negatively affected our results of operations during the year ended January 31, 2025. We currently primarily manage our exchange rate risk by maintaining offsetting foreign currency assets and liabilities and by minimizing non-U.S. dollar cash balances, and we began implementing hedging programs in fiscal year 2025 to further mitigate the risk of exchange rate fluctuations. Such practices may not ultimately be available and/or effective at mitigating the foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, any hedging strategies we deploy are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be negatively affected in the future.

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

We cannot guarantee that any security measures that we or third parties on which we rely have implemented will be completely effective against current or future security threats, or that our systems and networks or those of such third parties have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain bugs, vulnerabilities, or compromised code that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us or our products or services. Given that our customers manage significant amounts of sensitive and proprietary information on our platform, and many of our customers are in heavily regulated industries where there may be a greater concentration of sensitive and proprietary data, our reputation and market position are particularly sensitive to impacts from actual or perceived security breaches or incidents, security vulnerabilities, or concerns regarding security. If our security measures or those of third parties on which we rely are or are believed to be inadequate or breached or otherwise compromised as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques, improper user configuration or otherwise, and this results in, or is believed to result in, unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of our data or our customers’ data, or any other disruption of the confidentiality, integrity or availability of our data or our customers’ data, we could incur significant liability to various parties, including our customers and individuals or organizations whose information is stored by our customers, and our business, reputation or competitive position may be harmed. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents or vulnerabilities. We have observed increased levels of sophistication in the types of techniques, including social engineering techniques, that malicious third parties may use in an attempt to gain access to our or our users’ data. Due to the Russia-Ukraine conflict and the conflict in the Middle East, or other areas of geopolitical tension around the world, we and the third parties on which we rely are vulnerable to a heightened risk of cybersecurity attacks, social engineering attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our supply chain and our systems, operations and platform. Additionally, many of our personnel and personnel of the third parties on which we rely work remotely at least part of the time, which imposes additional risks to our business, including increased risk of industrial espionage, theft of assets, phishing, and other cybersecurity attacks, and inadvertent or unauthorized access to or dissemination of sensitive, proprietary, or confidential information. We also expect to incur significant costs in our ongoing efforts to detect and prevent security breaches and other security-related incidents, and in the event of actual or perceived security breaches or other security-related incidents. Additionally, our service providers and other third parties on which we rely may suffer, or be perceived to suffer, security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

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

These laws and regulations, which may be enforceable by private parties and/or governmental entities, are constantly evolving and can be subject to significant change. A number of existing data protection and privacy laws, as well as new laws coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Union’s General Data Protection Regulation (GDPR) imposes significant obligations on companies regarding the handling of personal data and provides for penalties for noncompliance of up to the greater of 20 million Euros or four percent of a company’s global revenue. Further, local data protection authorities in Europe may adopt regulations and/or guidance more stringent than the GDPR, which may impose additional compliance costs or other burdens that impact our business. Additionally, developments relating to cross-border data transfer may result in the European Commission (EC), European Data Protection Board and/or other regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data across borders, including transfers from the European Economic Area (EEA), Switzerland, or the U.K. to the U.S. For example, revised standard contractual clauses were published by regulators in EEA, Switzerland and the U.K., which we adopted in our data processing addenda. However, we cannot guarantee that our relevant policies and measures will ensure compliance due to possible fluctuations in these laws and related frameworks and their interpretation and enforcement. Moreover, European governments and the U.S. government have cooperated to adopt the EU-U.S. Data Privacy Framework, the U.K. extension to the EU-U.S. Data Privacy Framework and Swiss-U.S. Data Privacy Framework (together, the “Data Privacy Framework”), replacing the EU-U.S. Privacy Shield Framework. While the Data Privacy Framework could benefit the industry as a whole, and we presently maintain self-certification under the Data Privacy Framework, maintaining compliance with the Data Privacy Framework could result in additional costs. The EU-U.S. Data Privacy Framework has also already faced legal challenges, and more generally, the Data Privacy Framework may be subject to future reviews, and subject to suspension, amendment, repeal, or limitations.

The U.K. made targeted amendments to its data protection regime in the U.K. Data (Use and Access) Act, effective June 19, 2025. Among other impacts, these amendments may affect the EC’s determination that the U.K. provides an adequate level of data protection, which generally permits personal data transfers from the EEA to the U.K. Furthermore, additional or modified guidance regarding, or changes to, U.K. cross border data transfers and/or overall U.K. data protection laws and/or guidance could occur, which may require us to change our policies, practices and engage in additional contractual negotiations. Such legislative and regulatory changes may result in increased costs of compliance and limitations on our customers and us.

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and amended and expanded the CCPA. The CPRA’s substantive provisions became effective on January 1, 2023, and the newly formed California Privacy Protection Agency began its rulemaking process to adopt proposed regulations, with an enforcement date of March 29, 2024. Our CPRA compliance efforts are subject to change and may result in continued uncertainty and require additional costs and expenses to ensure readiness, compliance and decrease risks. Further, other states have been considering, and in some cases enacting, laws relating to privacy and cybersecurity, many of which are comprehensive privacy statutes imposing obligations similar to the CCPA and CPRA. For example, laws enacted in Colorado, Delaware, Iowa, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Tennessee, Texas, Utah, and Virginia are currently effective, and a Maryland law is set to go into effect before the end of 2025. Additionally, laws enacted in Indiana, Kentucky and Rhode Island will become effective in 2026. Other U.S. states are anticipated to follow suit. Other states have also enacted privacy laws relating to particular subject matter, such as Washington's enactment of the My Health, My Data Act, which includes a private right of action. Efforts to comply with these laws and related fluctuations in laws relating to privacy and cybersecurity at the federal, state and local levels may impact readiness and compliance, along with the potential to incur additional costs. We cannot fully predict the impact of these laws and other proposed federal and state laws relating to privacy and cybersecurity on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

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

Our future effective tax rates and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes to limitations on our utilization of net operating losses, or by changes in the tax rules and regulations in the jurisdictions in which we do business. For example, on July 4, 2025, the U.S. enacted federal tax legislation commonly referred to as the One Big Beautiful Bill Act. This legislation extends and modifies provisions from the 2017 Tax Cuts and Jobs Act and introduces new tax measures affecting both businesses and individuals. We are continuing to evaluate the long-term implications of this legislation on us. The Inflation Reduction Act of 2022 also imposed a 1% excise tax on certain repurchases of stock and a 15% alternative minimum tax on adjusted financial statement income.

Further, in 2021, the Organization for Economic Cooperation and Development (OECD) introduced a framework, referred to as Pillar Two, which contemplates a global minimum effective tax rate of 15%. In 2023, Pillar Two was implemented by the Council of the European Union and its member states. Similar directives under Pillar Two are already adopted or expected to be adopted by taxing authorities in other countries where we do business, including the U.K. However, on June 28, 2025, the G7 released a joint statement announcing an understanding regarding a proposed “side-by-side” solution that would exempt U.S.-parented multinational businesses from certain provisions of Pillar Two; however, no agreement regarding implementation of the proposal has yet been reached. We have evaluated the impact of Pillar Two to our financial position and concluded it to be not material. We will continue to monitor developments to Pillar Two in countries where we do business. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows.

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

We repurchase shares of our Class A common stock in open market transactions from time to time pursuant to publicly announced stock repurchase program approved by our Board of Directors. During fiscal year 2025, we repurchased 7.6 million shares for a total amount of $211.5 million and during fiscal year 2024, we repurchased 6.6 million shares for a total amount of $177.0 million. For the six months ended July 31, 2025, we repurchased 2.8 million shares for a total amount of $89.8 million. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices, and we are not obligated to repurchase a specified number or dollar value of shares. As a result, there can be no guarantee around the timing or volume of our share repurchases or that we will have adequate cash flow to fund any repurchases. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

As of July 31, 2025, we had outstanding debt, including an aggregate principal amount of (i) $460.0 million issued under the 2029 Convertible Notes and (ii) $205.0 million issued under the 2026 Convertible Notes. During specified periods, the Convertible Notes are convertible at the option of the holders under certain conditions or upon occurrence of certain events as described in Note 9, Part II, Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2025. If one or more holders of the Convertible Notes elect to convert their notes, we are required to settle the principal of the Convertible Notes in cash upon any conversion of such notes, which could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we may be required under applicable accounting standards to reclassify the carrying value of the Convertible Notes as current, rather than long-term, if any of the conditions to the convertibility of the Convertible Notes are satisfied. This reclassification could materially reduce our reported working capital.

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

Pursuant to that certain Investment Agreement dated April 7, 2021, by and among Box, Inc. and Powell Investors III L.P., KKR-Milton Credit Holdings L.P., KKR-NYC Credit C L.P., Tailored Opportunistic Credit Fund, and CPS Holdings (US) L.P. (the “Investment Agreement”), KKR had the right to designate one candidate for nomination for election to our Board of Directors for so long as KKR and its permitted transferees maintained a minimum aggregate holdings of our stock as described in further detail in the Investment Agreement; however, KKR has waived its rights to designate or nominate an Investor Designee (as defined in the Investment Agreement) to the Board pursuant to the Investment Agreement.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended July 31, 2025 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2025 to May 31, 2025	413	$31.54	413	$139,373
June 1, 2025 to June 30, 2025	42	$34.02	42	$137,939
July 1, 2025 to July 31, 2025	784	$32.89	784	$112,145
Total	1,239		1,239

(1)
During the three months ended July 31, 2025, we repurchased 1.2 million shares at a weighted average price of $32.48 per share for a total amount of $40.2 million. We periodically enter into pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act to effect such repurchases. The authorized repurchase plan will expire on March 3, 2026.

Items 3 and 4 are not applicable and have been omitted.

Item 5. OTHER INFORMATION

During the three months ended July 31, 2025, the following directors and officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K, as follows.

On May 29, 2025, Dylan Smith, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Rule 10b5-1 trading arrangement allows for the sale of up to 221,000 shares of our Class A common stock, commencing on September 10, 2025 and continuing until all shares are sold or July 10, 2026, whichever comes first.

On June 27, 2025, Jack Lazar, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Rule 10b5-1 trading arrangement allows for the sale of up to 15,000 shares of our Class A common stock, commencing on September 26, 2025 and continuing until all shares are sold or June 27, 2026, whichever comes first.

On July 9, 2025, Olivia Nottebohm, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Rule 10b5-1 trading arrangement allows for the sale of up to 75% of the net shares of our Class A common stock that Ms. Nottebohm will receive from the vesting of outstanding awards of performance stock units and restricted stock units during the term of the plan. The Rule 10b5-1 trading arrangement will commence on October 10, 2025 and continue until all shares are sold or September 18, 2026, whichever comes first.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the three months ended July 31, 2025.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Box, Inc., effective June 27, 2025.	8-K	001-36805	3.1	July 3, 2025

10.1*	Box, Inc. Amended and Restated 2015 Equity Incentive Plan, effective June 27, 2025.	8-K	001-36805	10.1	July 3, 2025

10.2*	Box, Inc. Amended and Restated 2015 Employee Stock Purchase Plan, effective June 27, 2025.	8-K	001-36805	10.2	July 3, 2025

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: August 27, 2025

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)