Form 10-Q
period 2025-10-31
BOX INC
filed 2025-12-03
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 30, 2025, the number of shares of the registrant’s Class A common stock outstanding was 143,227,818.

TABLE OF CONTENTS

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of October 31, 2025 and January 31, 2025	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2025 and 2024	6
	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended October 31, 2025 and 2024	7
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Deficit for the Three and Nine Months Ended October 31, 2025 and 2024	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2025 and 2024	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	36
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 5.	Other Information	62
Item 6.	Exhibits	63
	Signatures	64

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	October 31,	January 31,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$633,159	$624,575
Short-term investments	96,482	98,241
Accounts receivable, net	204,928	292,707
Other current assets	89,302	82,256
Total current assets	1,023,871	1,097,779
Operating lease right-of-use assets, net	90,963	77,970
Goodwill	81,297	76,969
Deferred tax assets	229,822	245,417
Intangible assets, net	91,616	74,510
Other assets, non-current	91,681	94,875
Total assets	$1,609,250	$1,667,520
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$79,383	$80,069
Accrued compensation and benefits	34,899	49,721
Debt, net, current	204,762	203,907
Deferred revenue	533,927	588,379
Total current liabilities	852,971	922,076
Debt, net, non-current	450,415	448,638
Operating lease liabilities, non-current	72,416	68,771
Other liabilities, non-current	24,284	30,759
Total liabilities	1,400,086	1,470,244
Commitments and contingencies (Note 6)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares authorized, issued and outstanding as of October 31 and January 31, 2025	495,813	494,238
Stockholders’ deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 144,186 and 144,113 shares issued and outstanding as of October 31 and January 31, 2025, respectively	14	14
Additional paid-in capital	642,241	677,088
Accumulated other comprehensive loss	(465)	(11,921)
Accumulated deficit	(928,439)	(962,143)
Total stockholders’ deficit	(286,649)	(296,962)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,609,250	$1,667,520

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Revenue	$301,107	$275,913	$871,378	$810,610
Cost of revenue	61,575	55,556	183,770	169,321
Gross profit	239,532	220,357	687,608	641,289
Operating expenses:
Research and development	73,947	67,865	217,965	195,983
Sales and marketing	103,066	95,407	304,363	283,315
General and administrative	37,456	33,674	113,301	100,293
Total operating expenses	214,469	196,946	635,629	579,591
Income from operations	25,063	23,411	51,979	61,698
Interest income	6,218	5,805	19,631	16,881
Interest expense	(2,683)	(1,610)	(8,059)	(3,211)
Other (expense) income, net	(1,195)	(10,314)	737	(11,232)
Income before income taxes	27,403	17,292	64,288	64,136
Provision for income taxes	15,338	4,399	30,584	13,525
Net income	$12,065	$12,893	$33,704	$50,611
Accretion and dividend on series A convertible preferred stock	(4,285)	(4,282)	(12,825)	(12,832)
Undistributed earnings attributable to preferred stockholders	(885)	(985)	(2,373)	(4,302)
Net income attributable to common stockholders	$6,895	$7,626	$18,506	$33,477
Net income per share attributable to common stockholders
Basic	$0.05	$0.05	$0.13	$0.23
Diluted	$0.05	$0.05	$0.12	$0.23
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	144,383	143,479	144,572	144,275
Diluted	149,447	149,071	150,060	148,002

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Net income	$12,065	$12,893	$33,704	$50,611
Other comprehensive income (loss):
Foreign currency translation gain (loss)	102	(205)	7,491	(469)
Change in cash flow hedges, net of tax	3,140	860	3,943	166
Other, net of tax	120	45	22	30
Other comprehensive income (loss), net:	3,362	700	11,456	(273)
Comprehensive income	$15,427	$13,593	$45,160	$50,338

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Three Months Ended October 31, 2025
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of July 31, 2025	500	$495,278	144,886	$14	$674,962	$(3,827)	$(940,504)	$(269,355)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,692	—	(9,231)	—	—	(9,231)
Stock-based compensation related to stock awards	—	—	—	—	57,648	—	—	57,648
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	535	—	—	(4,285)	—	—	(4,285)
Repurchases of common stock	—	—	(2,392)	—	(76,853)	—	—	(76,853)
Other comprehensive income, net	—	—	—	—	—	3,362	—	3,362
Net income	—	—	—	—	—	—	12,065	12,065
Balance as of October 31, 2025	500	$495,813	144,186	$14	$642,241	$(465)	$(928,439)	$(286,649)

	Three Months Ended October 31, 2024
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of July 31, 2024	500	$493,145	143,228	$14	$740,292	$(10,659)	$(1,169,046)	$(439,399)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,724	—	(9,256)	—	—	(9,256)
Stock-based compensation related to stock awards	—	—	—	—	54,159	—	—	54,159
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	532	—	—	(4,282)	—	—	(4,282)
Repurchases of common stock	—	—	(1,003)	—	(29,923)	—	—	(29,923)
Induced conversion of convertible notes	—	—	—	—	(42,601)	—	—	(42,601)
Purchase of capped calls related to convertible notes	—	—	—	—	(52,486)	—	—	(52,486)
Settlement of capped calls related to convertible notes	—	—	—	—	30,313	—	—	30,313
Other comprehensive income, net	—	—	—	—	—	700	—	700
Net income	—	—	—	—	—	—	12,893	12,893
Balance as of October 31,2024	500	$493,677	143,949	$14	$686,216	$(9,959)	$(1,156,153)	$(479,882)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Nine Months Ended October 31, 2025
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2025	500	$494,238	144,113	$14	$677,088	$(11,921)	$(962,143)	$(296,962)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	5,289	1	(38,465)	—	—	(38,464)
Stock-based compensation related to stock awards	—	—	—	—	183,174	—	—	183,174
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	1,575	—	—	(12,825)	—	—	(12,825)
Repurchases of common stock	—	—	(5,216)	(1)	(166,731)	—	—	(166,732)
Other comprehensive income, net	—	—	—	—	—	11,456	—	11,456
Net income	—	—	—	—	—	—	33,704	33,704
Balance as of October 31, 2025	500	$495,813	144,186	$14	$642,241	$(465)	$(928,439)	$(286,649)

	Nine Months Ended October 31, 2024
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2024	500	$492,095	144,353	$14	$785,374	$(9,686)	$(1,206,764)	$(431,062)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	5,853	1	(16,009)	—	—	(16,008)
Stock-based compensation related to stock awards	—	—	—	—	163,576	—	—	163,576
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	1,582	—	—	(12,832)	—	—	(12,832)
Repurchases of common stock	—	—	(6,257)	(1)	(169,119)	—	—	(169,120)
Induced conversion of convertible notes	—	—	—	—	(42,601)	—	—	(42,601)
Purchase of capped calls related to convertible notes	—	—	—	—	(52,486)	—	—	(52,486)
Settlement of capped calls related to convertible notes	—	—	—	—	30,313	—	—	30,313
Other comprehensive loss, net	—	—	—	—	—	(273)	—	(273)
Net income	—	—	—	—	—	—	50,611	50,611
Balance as of October 31, 2024	500	$493,677	143,949	$14	$686,216	$(9,959)	$(1,156,153)	$(479,882)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,704	$50,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,609	15,910
Stock-based compensation expense	174,960	161,857
Amortization of deferred commissions	39,895	39,377
Deferred income taxes	19,637	4,866
Induced conversion expense	—	10,139
Other	(5,063)	(7,362)
Changes in operating assets and liabilities:
Accounts receivable, net	88,111	90,764
Deferred commissions	(34,813)	(30,860)
Operating lease right-of-use assets, net	16,101	18,171
Other assets	(4,211)	(26)
Accounts payable, accrued expenses and other liabilities	(22,644)	(10,519)
Operating lease liabilities	(19,865)	(21,658)
Deferred revenue	(63,354)	(91,186)
Net cash provided by operating activities	246,067	230,084
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(82,260)	(90,676)
Maturities of short-term investments	86,400	97,396
Sales of short-term investments	—	3,567
Purchases of property and equipment	(4,152)	(1,945)
Proceeds from sales of property and equipment	252	8,395
Capitalized software costs	(26,453)	(19,031)
Other	—	(3,525)
Net cash used in investing activities	(26,213)	(5,819)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes, net of issuance costs	—	448,953
Partial repurchase of convertible notes	—	(191,713)
Purchase of capped calls related to convertible notes	—	(52,486)
Settlement of capped calls related to convertible notes	—	30,313
Principal payments on borrowings	—	(30,000)
Repurchases of common stock	(166,436)	(168,651)
Payments of dividends to preferred stockholders	(11,250)	(11,250)
Proceeds from exercise of stock options	1,455	16,170
Proceeds from issuances of common stock under employee stock purchase plan	27,168	25,910
Employee payroll taxes paid for net settlement of stock awards	(67,088)	(58,089)
Other	(735)	(4,163)
Net cash (used in) provided by financing activities	(216,886)	4,994
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,740	(3,470)
Net increase in cash, cash equivalents, and restricted cash	8,708	225,789
Cash, cash equivalents, and restricted cash, beginning of period(1)	626,110	384,257
Cash, cash equivalents, and restricted cash, end of period(1)	$634,818	$610,046

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

We sell to a broad range of customers. Our revenue is derived primarily from the United States (U.S.) across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the U.S. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of October 31, 2025, no customer accounted for more than 10% of total accounts receivable and as of January 31, 2025, two resellers, who are also customers, each accounted for more than 10% of total accounts receivable. No single customer represented over 10% of our revenue for the three and nine months ended October 31, 2025 and 2024.

We serve our customers and users from public cloud hosting operated by third parties. In order to reduce the risk of down time of our subscription services, we have public cloud hosting services established in various locations in the U.S. and abroad and we have internal procedures to restore services in the event of disaster. Even with these procedures for disaster recovery in place, our cloud services could be significantly interrupted during the implementation of the procedures to restore services.

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

The fair value of all of our derivatives are classified in the condensed consolidated balance sheets in other current assets and accounts payable, accrued expenses and other current liabilities for derivatives maturing within 12 months after the balance sheet date and other assets, non-current and other liabilities, non-current for derivatives maturing beyond 12 months after the balance sheet date. Cash flows arising from maturities of derivatives both designated as cash flow hedges and functioning as economic hedges are classified as operating activities in the condensed consolidated statements of cash flows.

We have executed master netting agreements with the respective counterparties of the foreign currency forward contracts, subject to applicable requirements, and are permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. These derivatives are not subject to any credit contingent features negotiated with the respective counterparties. We are not required to pledge nor are we entitled to receive cash collateral related to these contracts. As of October 31, 2025, the potential effects of these rights of setoff associated with our foreign currency forward contracts were not material.

Workforce Reorganization

During fiscal year 2026, we conducted a workforce reorganization effort to better align our resources with our strategic priorities. This resulted in charges of approximately $0.2 million and $8.3 million for the three and nine months ended October 31, 2025, respectively, primarily consisting of severance and termination benefits, continuation of employee health benefits, and other personnel related costs.

There have been no other material changes to our significant accounting policies and estimates during the nine months ended October 31, 2025 from those disclosed in our Form 10-K for the year ended January 31, 2025.

Recently Adopted and Issued Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software by eliminating project stages and requiring capitalization once a project is (1) authorized with committed funding and (2) is probable of completion. This ASU is effective for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual reporting period. We are currently evaluating the impact of this new standard.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregation of tax information on the rate reconciliation and income taxes paid disclosures. This ASU is effective for fiscal years beginning after December 15, 2024. We intend to adopt this new standard in our Annual Report on Form 10-K for the year ended January 31, 2026. The adoption of this new standard will result in disclosures with additional disaggregated tax information.

Note 2. Revenue

Revenue by Geographic Locations

For the three and nine months ended October 31, 2025, revenue attributable to customers in the U.S. was 62% and 63%, respectively, and revenue attributable to customers in Japan was 26% and 25%, respectively. For the three and nine months ended October 31, 2024 revenue attributable to customers in the U.S. was 64% and 65%, respectively, and revenue attributable to customers in Japan was 24% and 23%, respectively.

Deferred Revenue

Deferred revenue was $546.0 million and $608.6 million as of October 31, 2025 and January 31, 2025, respectively. During the three months ended October 31, 2025 and 2024, we recognized $241.6 million and $225.4 million of revenue that was included in the deferred revenue balance as of July 31, 2025 and 2024, respectively. During the nine months ended October 31, 2025 and 2024, we recognized $526.4 million and $512.1 million of revenue that was included in the deferred revenue balance as of January 31, 2025 and 2024, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of October 31, 2025, we had remaining performance obligations from contracts with customers of $1.5 billion. We expect to recognize revenue on approximately 55% and 80% of these remaining performance obligations over the next 12 and 24 months on a cumulative basis, respectively, with the balance recognized thereafter.

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

Financial assets and liabilities subject to the fair value disclosure requirements were as follows (in thousands):

	October 31, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$228,982	$—	$228,982
Short-term investments:
U.S. treasury securities	96,482	—	96,482
Other current assets:
Forward contracts designated as cash flow hedges	—	7,034	7,034
Forward contracts not designated as cash flow hedges	—	1,574	1,574
Total current assets	325,464	8,608	334,072
Other assets, non-current:
Forward contracts designated as cash flow hedges	—	1,500	1,500
Total assets	$325,464	$10,108	$335,572

Other current liabilities:
Forward contracts designated as cash flow hedges	$—	$(282)	$(282)
Forward contracts not designated as cash flow hedges	—	(249)	(249)
Total current liabilities	—	(531)	(531)

	January 31, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$188,307	$—	$188,307
Short-term investments:
U.S. treasury securities	98,241	—	98,241
Total cash equivalents and short-term investments	$286,548	$—	$286,548

As of January 31, 2025, forward contracts in total assets and total liabilities were not material.

There were no material differences between the estimated fair value and amortized cost of our cash equivalents and short-term investments.

As of October 31, 2025, remaining contractual maturities of our cash equivalents and short-term investments were as follows (in thousands):

October 31, 2025
Due within one year	$307,277
Due between one to five years	18,187
Total	$325,464

As of October 31, 2025, we do not consider any portion of the unrealized losses to be credit losses.

Fair Value Measurements of Other Financial Instruments

In September 2024, we issued $460.0 million aggregate principal amount of 1.50% convertible senior notes due September 15, 2029 (the “2029 Convertible Notes”). In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026 (the “2026 Convertible Notes” and together with the 2029 Convertible Notes, the “Convertible Notes”). Using the proceeds from the issuance of the 2029 Convertible Notes, we entered into separate and privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $140.0 million aggregate principal amount of the 2026 Convertible Notes, which were completed simultaneously with the new convertible debt offering. The estimated fair values of the Convertible Notes, which we have classified as Level 2 financial instruments, were determined using observable market prices. As of October 31, 2025, the estimated fair value of the 2029 Convertible Notes and 2026 Convertible Notes was $463.6 million and $255.7 million, respectively, and as of January 31, 2025, the estimated fair value of the 2029 Convertible Notes and 2026 Convertible Notes was $458.1 million and $260.2 million, respectively.

Note 4. Derivative Instruments

The notional amounts of our outstanding foreign currency forward contracts were as follows (in thousands):

	October 31,	January 31,
	2025	2025
Forward contracts designated as cash flow hedges	$182,605	$34,082
Forward contracts not designated as cash flow hedges	65,775	67,551
Total	$248,380	$101,633

Pre-tax gains (losses) associated with foreign currency forward contracts were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	October 31, 2025	October 31, 2025
Forward contracts designated as cash flow hedges
Gain recognized in other comprehensive income (loss), net	$4,187	$5,957
Gain reclassified from accumulated other comprehensive loss into net income	1,144	815
Total gain	$5,331	$6,772

Forward contracts not designated as cash flow hedges
Gain (loss) recognized in net income	249	(4,300)

Pre-tax gains (losses) associated with foreign currency forward contracts were not material for the three and nine months ended October 31, 2024.

As of October 31, 2025, the amount we expect to reclassify out of accumulated other comprehensive loss into earnings within the next twelve months is not material.

Note 5. Leases

We have entered into various non-cancellable operating lease agreements for certain of our offices with lease periods expiring primarily between fiscal years 2028 and 2037. Certain of these arrangements have free or escalating rent payment provisions and optional renewal or termination clauses. Our operating leases typically include variable lease payments, which are primarily comprised of common area maintenance and utility charges for our offices, that are determined based on actual consumption. Our operating lease agreements do not contain any residual value guarantees, covenants, or other restrictions.

We sublease certain floors of our Redwood City and London offices. Our current subleases have total lease terms ranging from 24 to 39 months that will expire at various dates by fiscal year 2029.

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Operating lease cost, gross	$7,036	$6,414	$20,034	$23,158
Variable lease cost, gross	1,877	1,867	5,709	5,347
Sublease income	(514)	(1,427)	(3,180)	(4,362)
Other	—	—	—	386
Total lease cost	$8,399	$6,854	$22,563	$24,529

As of October 31, 2025, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)
Remainder of 2026	$8,045
2027	32,747
2028	29,782
2029	14,920
2030	5,344
Thereafter	26,394
Total lease payments	$117,232
Less: imputed interest	(17,195)
Present value of total lease liabilities	$100,037

(1)
Non-cancellable sublease proceeds for the remainder of the year ending January 31, 2026 and the years ending January 31, 2027, 2028, and 2029 of $0.6 million, $2.7 million, $2.2 million, and $0.5 million, respectively, are not included in the table above.

As of October 31, 2025, we had one operating lease for an office space that has not yet commenced. This operating lease has aggregated undiscounted future payments of $11.1 million and a lease term of approximately ten years. The operating lease is estimated to commence during fiscal year 2027.

Note 6. Commitments and Contingencies

Letters of Credit

As of October 31, 2025 and January 31, 2025, we had letters of credit in the aggregate amount of $12.3 million and $11.2 million, respectively, in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 7.

Purchase Obligations

Our purchase obligations relate primarily to public cloud hosting services and IT software and support services costs and have terms ranging from two to five years. As of October 31, 2025, future minimum payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Years ending January 31:
Remainder of 2026	$4,983
2027	38,802
2028	109,864
2029	124,564
2030	132,310
Thereafter	176,346
Total	$586,869

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of October 31, 2025.

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

There have been no changes to the conversion or redemption terms of the 2029 Convertible Notes during the nine months ended October 31, 2025 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2025.

As of October 31, 2025, the conditions allowing holders of the 2029 Convertible Notes to convert were not met.

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

There have been no changes to the conversion or redemption terms of the 2026 Convertible Notes during the nine months ended October 31, 2025 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2025.

The 2026 Convertible Notes became convertible at the option of the holders on October 15, 2025, in accordance with the conversion privilege in the indenture governing the 2026 Convertible Notes. Holders are entitled to convert all or a portion of their 2026 Convertible Notes at any time up to the close of business on the second scheduled trading day immediately preceding the maturity date of the 2026 Convertible Notes. As of October 31, 2025, none of the 2026 Convertible Notes converted.

The net carrying amount of the Convertible Notes consisted of the following (in thousands):

	October 31,		January 31,
	2025		2025
	2029 Convertible Notes	2026 Convertible Notes	2029 Convertible Notes	2026 Convertible Notes
Principal	$460,000	$205,000	$460,000	$205,000
Unamortized issuance costs	(9,585)	(238)	(11,362)	(1,093)
Net carrying amount	$450,415	$204,762	$448,638	$203,907

Issuance costs are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs of the 2029 Convertible Notes and 2026 Convertible Notes is 2.06% and 0.56%, respectively. Interest expense recognized related to the 2029 Convertible Notes and 2026 Convertible Notes for the three and nine months ended October 31, 2025 was $2.6 million and $7.8 million, respectively, and was not material for the three and nine months ended October 31, 2024.

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

Line of Credit

On June 30, 2023, we entered into an amended and restated secured credit agreement (the “June 2023 Facility”) and on December 19, 2024, we entered into Amendment No. 1 to the June 2023 Facility to provide for a $75.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. There have been no changes to the terms and conditions of the June 2023 Facility during the nine months ended October 31, 2025 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2025.

As of October 31, 2025, we had no debt outstanding on the June 2023 Facility and were in compliance with all financial covenants.

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

There have been no changes to the terms and conditions of the Series A Preferred Stock during the nine months ended October 31, 2025 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2025.

During the nine months ended October 31, 2025, we paid cash dividends to our Series A Preferred Stockholders in the amount of $11.3 million and as of October 31, 2025, we had accrued dividends of $1.3 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position.

Share Repurchase Plan

Our Board of Directors has authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions. We periodically enter into pre-set trading plans adopted in accordance with Rule 10b5-1 to effect repurchases under our share repurchase plan.

During the three months ended October 31, 2025, we repurchased 2.4 million shares at a weighted average price of $32.11 per share for a total amount of $76.8 million. During the nine months ended October 31, 2025, we repurchased 5.2 million shares at a weighted average price of $31.95 per share for a total amount of $166.6 million. As of October 31, 2025, $35.5 million remained available for additional repurchases.

On December 2, 2025, we announced that our Board of Directors authorized an expansion of the share repurchase plan. Under this expansion, an additional $150 million of our class A common stock may be repurchased in open market transactions through December 1, 2026.

Note 9. Stock-Based Compensation

Employee Equity Plans

We currently have two employee equity plans that have been adopted by our Board of Directors. These plans, the 2015 Equity Incentive Plan (as amended or otherwise modified, the “2015 Plan”) and the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), are described in more detail in Item 8. Financial Statements and Supplementary Data in our Form 10-K for the year ended January 31, 2025. As of October 31, 2025, 8,968,397 shares and 7,591,319 shares were reserved for future issuance under the 2015 Plan and the 2015 ESPP, respectively.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2025	1,012,385	$17.90	2.80	$15,679
Options exercised	(83,033)	17.52
Balance as of October 31, 2025	929,352	$17.94	2.27	$13,154
Exercisable as of October 31, 2025	929,352	$17.94	2.27	$13,154

Restricted Stock Units

The following table summarizes the restricted stock unit activity, inclusive of performance-based and market-based restricted stock units, under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2025	14,676,374	$28.04
Granted	7,913,383	30.97
Vested	(6,044,547)	28.08
Forfeited/cancelled	(1,206,617)	28.01
Unvested balance - October 31, 2025	15,338,593	$29.54

As of October 31, 2025, there was $401.5 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, inclusive of performance-based and market-based restricted stock units, granted to employees that is expected to be recognized over a weighted-average period of 2.62 years.

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

During the nine months ended October 31, 2025, we recognized stock-based compensation expense related to Executive Bonus Plans in the amount of $11.1 million. The unrecognized compensation expense related to the ungranted and unvested Executive Bonus Plan for fiscal year 2026 is $7.2 million, based on the expected performance against the pre-established corporate financial objectives as of October 31, 2025, which is expected to be recognized over a remaining weighted-average period of less than one year.

2015 ESPP

As of October 31, 2025, there was $17.5 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over a weighted-average period of 1.76 years.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Cost of revenue	$5,602	$4,640	$16,100	$13,992
Research and development	20,316	19,925	60,502	57,420
Sales and marketing	20,095	19,635	57,641	56,591
General and administrative	13,295	11,384	40,717	33,854
Total stock-based compensation	$59,308	$55,584	$174,960	$161,857

Note 10. Net Income per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Numerator:
Net income	$12,065	$12,893	$33,704	$50,611
Accretion and dividend on series A convertible preferred stock	(4,285)	(4,282)	(12,825)	(12,832)
Undistributed earnings attributable to preferred stockholders	(885)	(985)	(2,373)	(4,302)
Net income attributable to common stockholders, basic and diluted	$6,895	$7,626	$18,506	$33,477

Denominator:
Weighted-average number of shares used to compute net income per share attributable to common stockholders, basic	144,383	143,479	144,572	144,275
Dilutive effect of awards issued under employee equity plans	3,453	4,234	3,821	3,009
Dilutive effect of shares related to the convertible senior notes	1,611	1,358	1,667	718
Weighted-average number of shares used to compute net income per share attributable to common stockholders, diluted	149,447	149,071	150,060	148,002

Net income per share attributable to common stockholders, basic	$0.05	$0.05	$0.13	$0.23
Net income per share attributable to common stockholders, diluted	$0.05	$0.05	$0.12	$0.23

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

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Restricted stock units	1,177	729	567	269
Employee stock purchase plan	123	151	119	51
Shares related to convertible preferred stock	18,566	18,540	18,566	18,540
Shares related to the convertible senior notes	—	427	—	308
Total	19,866	19,847	19,252	19,168

Note 11. Income Taxes

We are subject to income taxes in the U.S. and the foreign jurisdictions in which we operate. The provision for income taxes was $15.3 million and $30.6 million for the three and nine months ended October 31, 2025, respectively, and $4.4 million and $13.5 million for the three and nine months ended October 31, 2024, respectively. Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.

For the three and nine months ended October 31, 2025, the difference between the U.S. statutory rate and our effective tax rate was primarily due to U.S. tax on foreign earnings, non-deductible stock-based compensation expenditures, state income taxes, and differing foreign tax rates.

For the three and nine months ended October 31, 2024, the difference between the U.S. statutory rate and our effective tax rate was primarily due to the valuation allowance on our U.S. deferred tax assets, state income taxes, driven by the capitalization of research and development expenditures, and differing foreign tax rates.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted, which includes provisions for the immediate expensing of domestic research and development costs, enhanced deductions for capital expenditures, and modifications to U.S. tax on foreign earnings. The provisions impacting us have been reflected in the condensed consolidated financial statements for the period ended October 31, 2025 and did not have a material impact. We will continue to monitor, assess, and update the potential impact on our condensed consolidated financial statements as new information becomes available. Should future results and forecasts differ from management’s estimates, it is possible there could be future adjustments that may result in an increase or decrease in tax expense in the period such changes in estimates are made.

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

We continue to innovate by expanding our core services and offerings. We recently launched our remote Box Model Context Protocol (MCP) Server, a secure content layer for AI that ensures any external AI agent adheres to existing Box security permissions and access policies. We also announced the following innovations at our annual BoxWorks event during the third quarter of fiscal year 2026:

•
Box Extract, our solution that will simplify the process of metadata extraction across the enterprise with AI agents;
•
Box Automate, our content-focused agentic workflow automation solution that will be built natively in Box to orchestrate work across agents and teams;
•
Box Shield Pro, our solution that will deliver a powerful new suite of security capabilities powered by AI that help safeguard sensitive data, improve threat detection, and protect against ransomware;
•
Enhancements to Box AI, including a simplified interface that makes it easy to apply AI actions to content anywhere in the Box User Interface as well as improvements to the custom agent building experience for Box Admins.

In January 2025, we introduced our Enterprise Advanced plan to allow our customers to access the full power of the ICM platform. In addition to the current capabilities included in the Enterprise Plus plan, Enterprise Advanced includes the following products:

•
Box AI Extract Agents that accurately extract metadata and contextual data to enable automated workflows, improve data quality, and reduce manual work;
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

We also continue to focus on industry-specific content needs. Our collaboration with the U.S. General Services Administration (GSA) supporting OneGov, announced in the third quarter of fiscal year 2026, provides federal agencies with democratized access to Box AI. In addition, our achievement of Federal Risk and Authorization Management Program (FedRAMP) High Authorization in the first quarter of fiscal year 2026 gives U.S. government agencies and authorized government contractors the ability to leverage Box’s ICM platform, including Box AI and Box Hubs, for highly sensitive data.

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

Current Period Highlights

For the three months ended October 31, 2025 and 2024, our revenue was $301.1 million and $275.9 million, respectively, representing year-over-year growth of 9%, or 8% growth on a constant currency basis. As of October 31, 2025, our remaining performance obligations were $1.5 billion, representing a 18% increase from our remaining performance obligations of $1.282 billion as of October 31, 2024, or 19% growth on a constant currency basis. For the three months ended October 31, 2025, our gross profit was $239.5 million and our gross margin was 79.6%, compared to our gross profit of $220.4 million and our gross margin of 79.9% for the three months ended October 31, 2024. For the three months ended October 31, 2025, our operating income was $25.1 million and our operating margin was 8.3%, compared to our operating income of $23.4 million and our operating margin of 8.5% for the three months ended October 31, 2024. For the three months ended October 31, 2025, our net cash provided by operating activities was $73.0 million, a 17% increase from our net cash provided by operating activities of $62.6 million for the three months ended October 31, 2024. For the three months ended October 31, 2025, our non-GAAP free cash flow was $61.4 million, a 7% increase from our non-GAAP free cash flow of $57.4 million for the three months ended October 31, 2024.

To supplement our current period highlights, we present growth on a constant currency basis for revenue and remaining performance obligations. Growth on a constant currency basis is determined by comparing current period reported results with the current results calculated using the equivalent rates in the prior period, excluding the effect of hedging.

During the nine months ended October 31, 2025, we conducted a workforce reorganization effort to better align our resources with our strategic priorities. This resulted in charges of approximately $0.2 million and $8.3 million for the three and nine months ended October 31, 2025, respectively, primarily consisting of severance and termination benefits, continuation of employee health benefits, and other personnel related costs.

Impact of Macroeconomic Factors on Our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Economic conditions, including impacts from inflation, higher interest rates, tariffs, slower growth, the stronger dollar versus foreign currencies, particularly the Japanese Yen, government shutdowns, reductions in U.S. federal spending, the ongoing Russia-Ukraine conflict and the ongoing conflict in the Middle East, and other changes in economic conditions, may adversely affect our results of operations and financial performance. During the three months ended October 31, 2025, we experienced volatility from foreign exchange rate trends and a challenging macroeconomic environment. As a result, we may continue to experience customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets for services that we offer.

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

RPO as of October 31, 2025 was $1.5 billion, an increase of 18% from October 31, 2024. As of October 31, 2025, short-term RPO was $837 million, an increase of 14% from October 31, 2024, and long-term RPO was $680 million, an increase of 25% from October 31, 2024. The increase in RPO was driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites, the timing of customer-driven renewals and longer average contract terms, and the addition of new customers. RPO growth was unfavorably impacted by fluctuations in foreign currency exchange rates by approximately 30 basis points.

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

Billings for the three and nine months ended October 31, 2025 were $296.0 million and $803.2 million, respectively, representing an increase of 12% from the three months ended October 31, 2024 and an increase of 13% from the nine months ended October 31, 2024. The increases in billings were primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites, the addition of new customers, and the timing of customer-driven renewals. Billings growth was also impacted by fluctuations in foreign currency exchange rates. For the three months ended October 31, 2025, billings growth was unfavorably impacted by approximately 20 basis points and for the nine months ended October 31, 2025, billings was favorably impacted by approximately 170 basis points.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
GAAP revenue	$301,107	$275,913	$871,378	$810,610
Deferred revenue, end of period	545,991	491,304	545,991	491,304
Less: deferred revenue, beginning of period	(547,263)	(502,104)	(608,600)	(586,871)
Contract assets, beginning of period	5,931	5,481	4,160	2,452
Less: contract assets, end of period	(9,734)	(5,909)	(9,734)	(5,909)
Billings	$296,032	$264,685	$803,195	$711,586

Non-GAAP Free Cash Flow

We define non-GAAP free cash flow as cash flows from operating activities less net capital expenditures (purchases of property and equipment less proceeds from sales of property and equipment), principal payments of finance lease liabilities, capitalized software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business.

Non-GAAP free cash flow for the three and nine months ended October 31, 2025 was $61.4 million and $215.4 million, respectively, representing an increase of 7% from the three months ended October 31, 2024 and an increase of 1% from the nine months ended October 31, 2024. The increase in non-GAAP free cash flow for the three months ended October 31, 2025 was primarily driven by the increase in cash flows from operating activities, partially offset by an increase in capitalized software costs, a decrease in proceeds from sales of property and equipment, and an increase in purchases of property and equipment. The decrease in non-GAAP free cash flow for the nine months ended October 31, 2025 was primarily driven by the increase in cash flows from operating activities and the reduction in payments of financial lease liabilities due to our migration to the public cloud from our collocated data centers, partially offset by a decrease in proceeds from sales of property and equipment, an increase in capitalized software costs, and an increase in purchases of property and equipment. The year-over-year changes in cash flows from operating activities for the three and nine months ended October 31, 2025 are described in more detail under Liquidity and Capital Resources below.

A calculation of non-GAAP free cash flow starting with net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
GAAP net cash provided by operating activities	$73,044	$62,582	$246,067	$230,084
Purchases of property and equipment	(1,726)	(271)	(4,152)	(1,945)
Proceeds from sales of property and equipment	—	2,404	252	8,395
Principal payments of finance lease liabilities	—	—	—	(2,141)
Capitalized software costs	(9,963)	(7,354)	(26,755)	(21,053)
Non-GAAP free cash flow	$61,355	$57,361	$215,412	$213,340

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

Our net retention rate was 104% and 102% as of October 31, 2025 and 2024, respectively. Our net retention rate continues to be impacted by heightened budget scrutiny, putting pressure on seat expansion within existing customers and increased partial customer churn. As our customers purchase add-on products or our bundled plans, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, are significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Cost of Revenue

Our cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, public cloud hosting costs, depreciation of servers and equipment, security services and other tools, as well as amortization expense associated with acquired technology and capitalized software. We allocate overhead such as rent, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below.

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

Provision for Income Taxes

Provision for income taxes consists primarily of U.S. and foreign income taxes.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Consolidated Statements of Operations Data:
Revenue	$301,107	$275,913	$871,378	$810,610
Cost of revenue (1)	61,575	55,556	183,770	169,321
Gross profit	239,532	220,357	687,608	641,289
Operating expenses:
Research and development (1)	73,947	67,865	217,965	195,983
Sales and marketing (1)	103,066	95,407	304,363	283,315
General and administrative (1)	37,456	33,674	113,301	100,293
Total operating expenses	214,469	196,946	635,629	579,591
Income from operations	25,063	23,411	51,979	61,698
Interest income	6,218	5,805	19,631	16,881
Interest expense	(2,683)	(1,610)	(8,059)	(3,211)
Other (expense) income, net	(1,195)	(10,314)	737	(11,232)
Income before income taxes	27,403	17,292	64,288	64,136
Provision for income taxes	15,338	4,399	30,584	13,525
Net income	$12,065	$12,893	$33,704	$50,611
Accretion and dividend on series A convertible preferred stock	(4,285)	(4,282)	(12,825)	(12,832)
Undistributed earnings attributable to preferred stockholders	(885)	(985)	(2,373)	(4,302)
Net income attributable to common stockholders	$6,895	$7,626	$18,506	$33,477
Net income per share attributable to common stockholders
Basic	$0.05	$0.05	$0.13	$0.23
Diluted	$0.05	$0.05	$0.12	$0.23
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	144,383	143,479	144,572	144,275
Diluted	149,447	149,071	150,060	148,002

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2025	2024	2025	2024
Cost of revenue	$5,602	$4,640	$16,100	$13,992
Research and development	20,316	19,925	60,502	57,420
Sales and marketing	20,095	19,635	57,641	56,591
General and administrative	13,295	11,384	40,717	33,854
Total stock-based compensation	$59,308	$55,584	$174,960	$161,857

Comparison of the Three and Nine Months Ended October 31, 2025 and 2024

Revenue

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Revenue	$301,107	$275,913	$25,194	9%	$871,378	$810,610	$60,768	7%

The $25.2 million, or 9%, and $60.8 million, or 7%, increases in revenue for the three and nine months ended October 31, 2025, respectively, were primarily driven by seat growth, net of churn in existing customers and continued strong attach rates of our multi-product Suites offerings, which include Enterprise Plus and Enterprise Advanced. The increases were also impacted by the strengthening of foreign currency exchange rates, which positively impacted our revenue growth rates by approximately 80 basis points and 70 basis points for the three and nine months ended October 31, 2025, respectively.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Cost of revenue	$61,575	$55,556	$6,019	11%	$183,770	$169,321	$14,449	9%
Percentage of revenue	20.4%	20.1%			21.1%	20.9%
Gross margin	79.6%	79.9%			78.9%	79.1%

The $6.0 million, or 11%, increase in cost of revenue for the three months ended October 31, 2025 was primarily due to a $3.6 million increase in amortization of capitalized software, a decrease of $2.5 million in gains related to the sale of data center assets, and a $1.8 million increase in public cloud infrastructure costs. This increase was partially offset by decreases of $0.9 million in subscription software contract expense and $0.8 million in contractor related costs. Cost of revenue as a percentage of revenue increased approximately 30 basis points year-over-year.

The $14.4 million, or 9%, increase in cost of revenue for the nine months ended October 31, 2025 was primarily due to a $9.9 million increase in amortization of capitalized software, a $9.1 million increase in public cloud infrastructure costs, and a decrease of $4.5 million in gains related to the sale of data center assets. This increase was partially offset by decreases of $4.4 million in subscription software contract expense, $3.8 million in bandwidth and data center related expense due to the completion of our migration to the public cloud from our collocated data centers, and $1.1 million in contractor related costs. Cost of revenue as a percentage of revenue increased 20 basis points year-over-year.

Over time, we expect our cost of revenue to increase in absolute dollars but decrease as a percentage of revenue as we invest in public cloud hosting service optimization.

Research and Development

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Research and development	$73,947	$67,865	$6,082	9%	$217,965	$195,983	$21,982	11%
Percentage of revenue	25%	25%			25%	24%

The $6.1 million, or 9%, increase in research and development expense for the three months ended October 31, 2025 was primarily due to increases of $4.3 million and $1.1 million in employee related costs and stock-based compensation expense, respectively, both driven by a 9% increase in headcount. The increased employee headcount and related costs are primarily driven by the growth in lower cost regions. Additionally, we had increases of $1.2 million in subscription software contract expense, $1.0 million in office related expenses and $0.5 million in a public cloud infrastructure costs. The increase was partially offset by an increase of $2.4 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue remained flat year-over-year.

The $22.0 million, or 11%, increase in research and development expense for the nine months ended October 31, 2025 was primarily due to increases of $14.2 million and $5.3 million in employee related costs and stock-based compensation expense, respectively, both driven by a 9% increase in headcount. The increased employee headcount and related costs are primarily driven by the growth in lower cost regions. Additionally, we had increases of $4.0 million in workforce reorganization expenses, $3.4 million in subscription software contract expense, $1.3 million in a public cloud infrastructure costs, and $1.3 million in office related expenses. The increase was partially offset by an increase of $8.5 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue increased approximately 100 basis points year-over-year.

We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our product offerings and services and increase headcount in lower cost regions.

Sales and Marketing

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Sales and marketing	$103,066	$95,407	$7,659	8%	$304,363	$283,315	$21,048	7%
Percentage of revenue	34%	35%			35%	35%

The $7.7 million, or 8%, increase in sales and marketing expense for the three months ended October 31, 2025 was primarily due to increases of $2.8 million in employee related costs, driven by a 6% increase in headcount, $2.4 million in marketing expenses, $1.0 million in office related costs, and $0.9 million in commission expenses. Sales and marketing expenses as a percentage of revenue decreased approximately 100 basis points year-over-year.

The $21.0 million, or 7%, increase in sales and marketing expense for the nine months ended October 31, 2025 was primarily due to increases of $7.1 million in employee related costs, driven by a 6% increase in headcount, $4.6 million in marketing expenses, and $3.0 million in office related costs. Additionally, we had increases of $2.1 million in workforce reorganization expenses, $1.6 million in subscription software contract expense, and $1.5 million in consulting services. Sales and marketing expenses as a percentage of revenue remained flat year-over-year.

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

General and Administrative

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
General and administrative	$37,456	$33,674	$3,782	11%	$113,301	$100,293	$13,008	13%
Percentage of revenue	12%	12%			13%	12%

The $3.8 million, or 11%, increase in general and administrative expense for the three months ended October 31, 2025 was primarily due to increases of $1.9 million and $1.1 million in stock-based compensation expense and employee related costs, respectively, both driven by a 7% increase in headcount. Additionally, we had increases of $0.3 million in litigation expense and $0.2 million in subscription software contract expense. General and administrative expense as a percentage of revenue increased approximately 100 basis points year-over-year.

The $13.0 million, or 13%, increase in general and administrative expense for the nine months ended October 31, 2025 was primarily due to increases of $6.8 million and $3.2 million in stock-based compensation expense and employee related costs, respectively, both driven by an 7% increase in headcount. Additionally, we had increases of $1.0 million in litigation expense, $0.9 million in workforce reorganization expenses, and $0.8 million in subscription software contract expense. General and administrative expense as a percentage of revenue increased approximately 100 basis points year-over-year.

We expect our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we benefit from greater operational scale and efficiency.

Interest Income

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Interest income	$6,218	$5,805	$413	7%	$19,631	$16,881	$2,750	16%

The $0.4 million and $2.8 million increases for the three and nine months ended October 31, 2025, respectively, were primarily due to increases of $0.4 million and $2.8 million, respectively, in interest income on cash and cash equivalents and short-term investments due to higher cash and short-term investment balances.

Interest Expense

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Interest expense	$2,683	$1,610	$1,073	67%	$8,059	$3,211	$4,848	151%

The $1.1 million and $4.8 million increases for the three and nine months ended October 31, 2025, respectively, were primarily due to increases of $1.2 million and $5.4 million, respectively, in interest expense related to the Convertible Notes, particularly the 2029 Convertible Notes, which bear interest at a rate of 1.50% per year.

Other (Expense) Income, Net

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Other (expense) income, net	$(1,195)	$(10,314)	$9,119	-88%	$737	$(11,232)	$11,969	-107%

The $9.1 million increase for the three months ended October 31, 2025 was primarily due the convertible debt inducement expense of $10.1 million recognized during three months ended October 31, 2024 and an increase of $0.7 million in gains on foreign currency forward contracts, partially offset by an increase of $1.7 million in foreign currency losses.

The $12.0 million increase for the nine months ended October 31, 2025 was primarily due the convertible debt inducement expense of $10.1 million recognized during the nine months ended October 31, 2024 and an increase of $4.6 million in foreign currency gains, partially offset by an increase of $2.9 million in losses on foreign currency forward contracts.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	October 31,		Change		October 31,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Provision for income taxes	$15,338	$4,399	$10,939	249%	$30,584	$13,525	$17,059	126%

The $10.9 million increase for the three months ended October 31, 2025 was primarily due to increases in foreign income taxes resulting from foreign profitability and U.S. income taxes resulting from the release of our U.S. valuation allowance in the year ended January 31, 2025.

The $17.1 million increase for the nine months ended October 31, 2025 was primarily due to increases in foreign income taxes resulting from foreign profitability and U.S. income taxes resulting from the release of our U.S. valuation allowance in the year ended January 31, 2025.

Liquidity and Capital Resources

As of October 31, 2025, we had cash and cash equivalents, restricted cash, and short-term investments of $731.3 million. During the nine months ended October 31, 2025, we generated operating cash flow of $246.1 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents, and short-term investments, together with our credit facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, public cloud obligations, repayment or refinancing of our debt obligations, settlement of our convertible senior notes and convertible preferred stock, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the nine months ended October 31, 2025 and 2024, our cash flows were as follows (in thousands):

	Nine Months Ended
	October 31,
	2025	2024	$ Change
Net cash provided by operating activities	$246,067	$230,084	$15,983
Net cash used in investing activities	(26,213)	(5,819)	(20,394)
Net cash (used in) provided by financing activities	(216,886)	4,994	(221,880)

Operating Activities

The $16.0 million increase in net cash provided by operating activities for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024 was primarily due to a $28.3 million increase in adjustments to reconcile net income to net cash provided by operating activities and a $4.6 million increase in net cash provided from changes in operating assets and liabilities, partially offset by a $16.9 million decrease in our net income.

The $28.3 million increase in adjustments to reconcile net income to net cash provided by operating activities was primarily due to a $14.8 million increase in deferred income taxes driven by net utilization of deferred tax assets, a $13.1 million increase in stock-based compensation expense driven by an increase in headcount, and a $7.7 million increase in depreciation and amortization expense driven by an increase in amortization of capitalized software, partially offset by a decrease of $10.1 million in induced conversion expense recognized during the nine months ended October 31, 2024 related to the 2026 Convertible Notes.

The $4.6 million increase in net cash provided from changes in operating assets and liabilities was primarily due to a $27.8 million decrease in deferred revenue due to the timing of revenue recognition and a $1.8 million decrease in operating lease liabilities due to recurring lease payments. These were partially offset by a $12.1 million increase in accounts payables and accruals due to timing of payments, a $4.2 million increase in other assets, a $4.0 million increase in deferred commissions resulting from capitalization of incremental commissions paid to our sales force, a $2.7 million decrease in accounts receivable due to timing of our cash collections, and a $2.1 million decrease in operating lease right-of-use assets due to amortization.

Investing Activities

The $20.4 million increase in net cash used in investing activities for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024 was primarily due to a $14.6 million increase in maturities and sales of short-term investments, an $8.1 million decrease in proceeds from sales of property and equipment, and a $7.4 million increase in capitalized software costs, partially offset by a $8.4 million decrease in purchases of short-term investments.

Financing Activities

The $221.9 million decrease in net cash used in financing activities for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024 was primarily due to the following nonrecurring activities that were recognized during the nine months ended October 31, 2024: $449.0 million in proceeds from the issuance of the 2029 Convertible Notes, net of issuance costs and $30.3 million in proceeds from the settlement of capped calls related to the 2026 Convertible Notes, partially offset by $191.7 million paid for the partial repurchase of our 2026 Convertible Notes, $52.5 million for the purchase of capped calls related to the 2029 Convertible Notes, and $30.0 million principal payments on our June 2023 Facility. Additionally, the decrease was driven by a $14.7 million decrease in proceeds from the exercise of stock options and a $9.0 million increase in employee payroll taxes paid related to net share settlement of stock awards.

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

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. In September 2024, using proceeds from the issuance of the 2029 Convertible Notes, we entered into separate and privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $140.0 million aggregate principal amount of the 2026 Convertible Notes. The 2026 Convertible Notes are senior unsecured obligations and do not bear regular interest. Each $1,000 principal amount of the 2026 Convertible Notes is convertible into 38.7962 shares of our Class A common stock, which is equivalent to a conversion price of approximately $25.78 per share, subject to adjustment upon the occurrence of specified events. Upon conversion, we will satisfy our conversion obligation by paying cash up to the aggregate principal amount of the 2026 Convertible Notes to be converted and we will deliver the conversion premium in shares of common stock.

In June 2023, we entered into an amended and restated secured credit agreement and in December 2024, we entered into Amendment No. 1 to the June 2023 Facility to provide for a $75.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. As of October 31, 2025, we had no debt outstanding on the June 2023 Facility.

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

Share Repurchase Plan

Our Board of Directors has authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions. During the three months ended October 31, 2025, we repurchased 2.4 million shares at a weighted average price of $32.11 per share for a total amount of $76.8 million. During the nine months ended October 31, 2025, we repurchased 5.2 million shares at a weighted average price of $31.95 per share for a total amount of $166.6 million. As of October 31, 2025, $35.5 million remained authorized and available for additional repurchases.

On December 2, 2025, we announced that our Board of Directors authorized an expansion of the share repurchase plan. Under this expansion, an additional $150 million of our class A common stock may be repurchased in open market transactions through December 1, 2026.

Off-Balance Sheet Arrangements

Through October 31, 2025, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces, (ii) purchase obligations not recognized on the condensed consolidated balance sheet as of October 31, 2025, which relate primarily to public cloud hosting services and IT software and support services, and (iii) debt, including obligations under our June 2023 Facility and Convertible Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 5, 6, and 7, respectively, in Part I, Item 1. Financial Statements.

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

There have been no material changes to our critical accounting estimates during the nine months ended October 31, 2025 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2025.

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

Non-GAAP Free Cash Flow

We define non-GAAP free cash flow as cash flows from operating activities less net capital expenditures (purchases of property and equipment less proceeds from sales of property and equipment), principal payments of finance lease liabilities, capitalized software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify adjusting items in our reconciliation of GAAP to non-GAAP financial measures. We consider non-GAAP free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures. The presentation of non-GAAP free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $731.3 million as of October 31, 2025. Our cash and cash equivalents and short-term investments primarily consist of overnight cash deposits, money market funds, U.S. treasury securities, certificates of deposit and non-U.S. government issued securities. We do not enter into investments for trading or speculative purposes.

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

A hypothetical increase or decrease of 100 basis points in interest rates would not have a material impact on the market value of our portfolio of short-term investments as of October 31, 2025. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

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

These fluctuations can result in fluctuations in our total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon translation of these amounts into U.S. dollars. For the three and nine months ended October 31, 2025, revenue growth was favorably impacted by approximately 80 basis points and 70 basis points, respectively, compared to the corresponding prior period. For the three and nine months ended October 31, 2025, total operating expenses were not materially impacted by fluctuations in foreign currency exchange rates.

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

To mitigate risks associated with fluctuations in foreign currency exchange rates, we have entered into foreign currency derivative contracts to hedge unrealized gains and losses from remeasurement resulting from net outstanding monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended October 31, 2025, we recognized $1.2 million in foreign currency exchange losses, net of the gains recognized on our foreign currency derivative contracts. For the nine months ended October 31, 2025, and the three and nine months ended October 31, 2024, foreign currency exchange gains and losses were not material. We have also entered into foreign currency derivative contracts designated as cash flow hedges to mitigate the impact of fluctuations in foreign exchange rates on future cash flows and earnings.

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

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following:

•
If we do not compete effectively, our customers do not renew their subscriptions or expand their use of our services, or if we are unable to attract new customers to our higher-tiered Enterprise Advanced plan or at rates that are consistent with our expectations, or if the market for cloud-based enterprise services declines or develops more slowly than we expect, our business could be adversely affected.
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

To improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Our net retention rate has fluctuated from period to period and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 104% and 102% as of October 31, 2025 and 2024, respectively.

Our net retention rate may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, the effectiveness of our customer support services, the performance of our partners and resellers, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, our ability to successfully integrate new or acquired technology into our products, our ability to execute on our product roadmap, our customers’ budgets and spending levels, and the effects of global economic conditions, especially if challenging macroeconomic conditions continue. If our customers do not renew their subscriptions, renew them on less favorable terms, purchase fewer seats, or fail to purchase new product offerings, our revenue may decline, and we may not realize improved operating results from our customer base. Our future success depends on our customers’ adoption of our intelligent content management platform and purchase of our higher-tiered Suites plan, including our Enterprise Advanced plan.

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

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to enhance our existing services or offer new services that achieve market acceptance or keep pace with rapid technological developments, our business could be adversely affected. The success of any new services or enhancements to our existing services, such as Box AI, Box Apps, Box Automate, Box Extract, Box Hubs, Box Doc Gen and Box Forms, depends on several factors, including their timely completion, introduction and market acceptance. We also may experience business or economic disruptions that could adversely affect the productivity of our employees and result in delays in our product development process. We maintain a hybrid workforce (with a mix of employees working from offices and others working remotely), which may lead to disruptions and decreased productivity that could result in delays in our product development process. Failure in this regard may significantly impair our revenue growth and our future financial results. Our product development efforts could also be impacted by our workforce location strategy as we hire an increasing number of our employees in international locations, such as Poland. In addition, because our services are designed to operate on a variety of systems, we must continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems, and other software, communication, browser and database technologies. We may not be successful in developing these modifications and enhancements or bringing them to market in a timely fashion, which may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

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

We sell to government customers, which can be highly competitive, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements may change, or we may lose one or more government certifications, and in doing so restrict our ability to sell into the government sector or maintain existing government customers until we attain revised certifications. Government demand and payment for our products and services are affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Moreover, an extended federal government shutdown, ongoing efforts to reduce U.S. federal spending and to make the federal government operate more efficiently, a prolonged continuing resolution, breach of the federal debt ceiling, or potential U.S. sovereign default may limit or delay federal government spending on our solutions and adversely affect our revenue. For example, prior government shutdowns have caused some federal customers to delay purchases of our solutions. Government entities may also have statutory, contractual or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future operating results.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. In addition, we have opened, and may continue to open, international offices and hire employees to work at these offices in order to gain access to additional talent. We have continued to migrate a larger portion of our development to lower cost regions, and have entered into a long-term operating lease in Poland to support our growth. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, geographic, social, and political risks that differ from those in the U.S. Because of significant differences between international and U.S. markets, we may not succeed in creating demand for our services outside of the U.S. or in effectively selling our services in all of the international markets we enter. In addition, we will face challenges in doing business internationally that could adversely affect our business, including:

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
•
differing labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the U.S.;
•
new and different sources of competition;
•
weaker protection for intellectual property and other legal rights than in the U.S. and practical difficulties in enforcing intellectual property and other rights outside of the U.S.;
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

We cannot guarantee that any security measures that we or third parties on which we have implemented will be completely effective against current or future security threats, or that our systems and networks or those of such third parties have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain bugs, vulnerabilities, or compromised code that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us or our products or services. Given that our customers manage significant amounts of sensitive and proprietary information on our platform, and many of our customers are in heavily regulated industries where there may be a greater concentration of sensitive and proprietary data, our reputation and market position are particularly sensitive to impacts from actual or perceived security breaches or incidents, security vulnerabilities, or concerns regarding security. If our security measures or those of third parties on which we rely are or are believed to be inadequate or breached or otherwise compromised as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques, improper user configuration or otherwise, and this results in, or is believed to result in, unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of our data or our customers’ data, or any other disruption of the confidentiality, integrity or availability of our data or our customers’ data, we could incur significant liability to various parties, including our customers and individuals or organizations whose information is stored by our customers, and our business, reputation or competitive position may be harmed. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents or vulnerabilities. We have observed increased levels of sophistication in the types of techniques, including social engineering techniques, that malicious third parties may use in an attempt to gain access to our or our users’ data. Due to the Russia-Ukraine conflict and the conflict in the Middle East, or other areas of geopolitical tension around the world, we and the third parties on which we rely are vulnerable to a heightened risk of cybersecurity attacks, social engineering attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our supply chain and our systems, operations and platform. Additionally, many of our personnel and personnel of the third parties on which we rely work remotely at least part of the time, which imposes additional risks to our business, including increased risk of industrial espionage, theft of assets, phishing, and other cybersecurity attacks, and inadvertent or unauthorized access to or dissemination of sensitive, proprietary, or confidential information. We also expect to incur significant costs in our ongoing efforts to detect and prevent security breaches and other security-related incidents, and in the event of actual or perceived security breaches or other security-related incidents. Additionally, our service providers and other third parties on which we rely may suffer, or be perceived to suffer, security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

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

Users can use our services to store identifying information or information that otherwise is considered personal information. Federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers, businesses and other individuals and entities. Data protection, privacy, consumer protection, cybersecurity and other laws and regulations, particularly in Europe, are often more restrictive than those in the U.S. The costs of compliance with, and other burdens imposed by, such laws, policies and regulations that apply to our business or our customers’ businesses may limit the use and adoption of our services and reduce overall demand for them.

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

We may also become subject to new laws that regulate non-personal information. For example, the European Union’s Data Act (EU Data Act) imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal information outside the European Economic Area. Depending on how the EU Data Act and any similar laws are implemented, interpreted and enforced, we may have to adapt our business practices, contractual arrangements, and services in the EEA to comply with such obligations, which could impact our regional revenue and results of operations.

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and amended and expanded the CCPA. The CPRA’s substantive provisions became effective on January 1, 2023, and the newly formed California Privacy Protection Agency began its rulemaking process to adopt proposed regulations, with an enforcement date of March 29, 2024. Our CPRA compliance efforts are subject to change and may result in continued uncertainty and require additional costs and expenses to ensure readiness, compliance and decrease risks. Further, other states have been considering, and in some cases enacting, laws relating to privacy and cybersecurity, many of which are comprehensive privacy statutes imposing obligations similar to the CCPA and CPRA. For example, laws enacted in Colorado, Delaware, Iowa, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Tennessee, Texas, Utah, and Virginia are currently effective. Additionally, laws enacted in Indiana, Kentucky and Rhode Island will become effective in 2026. Other U.S. states are anticipated to follow suit. Other states have also enacted privacy laws relating to particular subject matter, such as Washington's enactment of the My Health, My Data Act, which includes a private right of action. Efforts to comply with these laws and related fluctuations in laws relating to privacy and cybersecurity at the federal, state and local levels may impact readiness and compliance, along with the potential to incur additional costs. We cannot fully predict the impact of these laws and other proposed federal and state laws relating to privacy and cybersecurity on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

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

We currently store and process our customers’ information in third-party cloud computing and hosting facilities inside and outside of the U.S. Following migration of our storage and processing operations to cloud computing and hosting facilities operated by third parties, our service has become more susceptible to interruptions or delays that are out of our direct control. These third parties are vulnerable to operational and technological disruptions, including from cyber-attacks and security breaches and incidents, which may negatively impact our ability to provide services to our customers and operate our business. Similarly, as part of our disaster recovery arrangements, our production environment and all of our customers’ data is typically replicated on third-party storage platforms located inside and outside of the U.S. These facilities may be located in areas prone to natural disasters and may experience events such as earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct, including by state-sponsored or otherwise well-funded actors. Any damage to, or lack of availability or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, could result in interruptions in our service, which may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rate and our ability to attract new customers. We may only have limited remedies against third-party providers in the event of any service disruptions. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Our business will also be harmed if our customers and potential customers believe our service is unreliable. Despite precautions taken by these third-party providers, the occurrence of disasters, security issues (including an act of terrorism or an armed conflict), certain geopolitical events, labor or trade disputes, or pandemics, could lead to a decision to close the facilities without adequate notice or other unanticipated problems that result in lengthy interruptions in our service or cause us to not comply with certification requirements. Even with the disaster recovery arrangements, we have never performed a full live failover of our services and, in an actual disaster, we could learn our recovery arrangements are not sufficient to address all possible scenarios and our service could be interrupted for a longer period than expected. We have encountered issues in the past that have caused Box services to be temporarily unavailable that resulted in our issuing service credits to some of our customers, and we cannot assure you that we will not experience interruptions or delays in our service in the future. If third parties are unable to perform services for us because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase and our customers’ use of our products could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business.

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

In addition, while the long-term effects of climate change on the global economy and the technology industry in particular are unclear, we recognize that there are inherent climate related risks wherever business is conducted. Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our California corporate offices have historically experienced, and are projected to continue to experience, physical climate change risks, including drought and water scarcity, warmer temperatures, rising sea levels, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations. Transitional climate change risks may subject us to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business and untimely or inaccurate disclosure could adversely affect our reputation, business or financial performance.

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

Our future success depends upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, representing diverse backgrounds, experiences, and skill sets, including senior management, software engineers, and sales representatives. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. In addition to hiring new employees, we must continue to focus on retaining our best employees, and fostering a diverse and inclusive work environment that enables all of our employees to prosper. Competition for highly skilled personnel is intense, particularly in the San Francisco Bay Area, where our headquarters is located. We may need to invest significant amounts of cash and equity to attract new employees and retain existing employees, and we may never realize returns on these investments. Moreover, changes to immigration laws or the availability of work visas, including recent changes to the H1-B visa program, could adversely affect our ability to attract, hire, and retain qualified personnel. Furthermore, as some of our employees work remotely from geographic areas across the globe and more of our employees work remotely on a permanent basis, we may need to reallocate our investment of resources and closely monitor a variety of local regulations and requirements, and we may experience unpredictability in our expenses and employee work culture. If we are not able to effectively add and retain employees, or if our employees do not perform to the standards we expect of them, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

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

We believe that our culture has been and will continue to be a key contributor to our success. We expect to continue to hire additional employees as we expand our business. As our organization expands globally and as employees’ workplace expectations develop, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture globally. These difficulties may be further amplified by our decision to maintain a hybrid workforce. If we do not continue to develop our company culture or maintain our core values as we grow and evolve both in the U.S. and abroad, we may be unable to foster the innovation, creativity and teamwork we believe we need to support our growth.

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

On occasion, we may need additional financing for a variety of reasons, including servicing our liabilities, operating or growing our business, responding to business opportunities, undertaking acquisitions, funding stock repurchases, satisfying our dividend or share redemption obligations of our Series A Convertible Preferred Stock, or repaying and/or settling conversions of our 1.50% convertible senior notes due September 15, 2029 (the “2029 Convertible Notes”) or our 0.00% convertible senior notes due January 15, 2026 (the “2026 Convertible Notes” and together with the 2029 Convertible Notes, the “Convertible Notes”).

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

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. These or other changes in accounting principles could adversely affect our financial results. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

Section 22 of the Securities Act of 1933 establishes concurrent jurisdiction for federal and state courts over Securities Act claims. Accordingly, both state and federal courts have jurisdiction to hear such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act against any person in connection with an offering of our securities.

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

We repurchase shares of our Class A common stock in open market transactions from time to time pursuant to publicly announced stock repurchase program approved by our Board of Directors. During fiscal year 2025, we repurchased 7.6 million shares for a total amount of $211.5 million and during fiscal year 2024, we repurchased 6.6 million shares for a total amount of $177.0 million. For the nine months ended October 31, 2025, we repurchased 5.2 million shares for a total amount of $166.6 million. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices, and we are not obligated to repurchase a specified number or dollar value of shares. As a result, there can be no guarantee around the timing or volume of our share repurchases or that we will have adequate cash flow to fund any repurchases. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the U.S. implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

As of October 31, 2025, we had outstanding debt, including an aggregate principal amount of (i) $460.0 million issued under the 2029 Convertible Notes and (ii) $205.0 million issued under the 2026 Convertible Notes. During specified periods, the Convertible Notes are convertible at the option of the holders under certain conditions or upon occurrence of certain events as described in Note 9, Part II, Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2025. If one or more holders of the Convertible Notes elect to convert their notes, we are required to settle the principal of the Convertible Notes in cash upon any conversion of such notes, which could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we may be required under applicable accounting standards to reclassify the carrying value of the Convertible Notes as current, rather than long-term, if any of the conditions to the convertibility of the Convertible Notes are satisfied. This reclassification could materially reduce our reported working capital.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended October 31, 2025 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
August 1, 2025 to August 31, 2025	1,268	$31.74	1,268	$72,086
September 1, 2025 to September 30, 2025	368	$32.44	368	$60,159
October 1, 2025 to October 31, 2025	756	$32.58	756	$35,519
	2,392		2,392

(1)
During the three months ended October 31, 2025, we repurchased 2.4 million shares at a weighted average price of $32.11 per share for a total amount of $76.8 million. We periodically enter into pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act to effect such repurchases. On December 2, 2025, we announced that our Board of Directors authorized a $150 million expansion of the share repurchase plan. The authorized repurchase plan will expire on December 1, 2026.

Items 3 and 4 are not applicable and have been omitted.

Item 5. OTHER INFORMATION

During the three months ended October 31, 2025, the following directors and officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

On September 22, 2025, Bethany Mayer, the Chair of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Rule 10b5-1 trading arrangement allows for the sale of up to 4,060 shares of our Class A common stock, commencing on December 22, 2025 and continuing until all shares are sold or July 31, 2026, whichever comes first.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the three months ended October 31, 2025.

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

Date: December 3, 2025

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)