Form 10-K
period 2026-01-31
BOX INC
filed 2026-03-09
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s Class A common stock on July 31, 2025 as reported by the New York Stock Exchange on such date was approximately $4.5 billion. Shares of the registrant’s Class A common stock held by each executive officer and director of the registrant have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 27, 2026, the number of shares of the registrant’s Class A common stock outstanding was 138,449,581.

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 31, 2026.

Box, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2026

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

•
our belief regarding the sufficiency of our cash, cash equivalents, short-term investments, and our credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months and beyond, and our expectations regarding our long-term capital requirements;
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

We focus our efforts on larger enterprises, delivering solutions to use cases within key industries, capitalizing on international growth in key regions, and utilizing our partner ecosystem where most advantageous. In addition to our high-touch enterprise sales efforts, we field inbound inquiries and online sales opportunities through our proven self-service purchasing online platform. We further expand our market reach by leveraging our network of channel partners that include both value-added resellers and systems integrators. Additionally, we offer individuals a free version of Box that allows them to experience the Box ICM platform first-hand without commitment. Use of Box often spreads virally within and across organizations, as users adopt Box and invite new users to collaborate. This motion will often lead to an initial sale with an organization uniting their various users into an enterprise-governed implementation, and from there we continue our high-touch sales efforts, with a focus on use case expansion. Ultimately, our sales strategy is focused on ensuring that new and existing customers both understand and experience the transformative impact of Box.

We have a rich technology partner ecosystem, offering integrations with partners such as Adobe, Apple, Cisco, CrowdStrike, Google, Guidewire, IBM, Microsoft, Okta, Oracle-NetSuite, Palo Alto Networks, Salesforce, ServiceNow, Slack, USDM, Workday, and Zoom. This gives our customers seamless and secure access to their content across all their workflows and applications. In addition, in-house enterprise developers and independent software developers can use our developer platform and open application programming interfaces (APIs) to rapidly build and provision new applications that leverage and extend the core functionality of our services, increasingly with a focus on specific industries and vertical market use cases. To date, tens of thousands of third-party developers have leveraged our platform as the secure content layer for their applications.

We are committed to powering how the world does more good together. Founded in 2014, Box.org serves thousands of nonprofits globally with donated or discounted Box product, employee volunteer hours and grants from the Box Impact Fund. Box.org focuses on areas where Box is uniquely positioned to make an impact, including child welfare, crisis response and the environment.

The Box Solution

We offer web, mobile and desktop applications of our solution on a single platform, as well as the ability to develop custom applications. Four core capabilities differentiate Box from competitors: advanced data protection and compliance, modern workflow and collaboration experiences, a flexible and interoperable platform, and integration with advanced AI models. Box features and functionality include the following:

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
•
Intelligent Threat Detection and Smart Access with Box Shield and Box Shield Pro. Box Shield provides granular, near real-time threat detection and protection capabilities. Box Shield leverages advanced machine learning to scan files for sophisticated malware (including ransomware) and identify suspicious user behavior to detect and prevent threats before they become data breaches. Box Shield reduces the risk of accidental data leakage through native security classifications and granular access controls, and can automatically apply classification to content by identifying predefined attributes or personal identifiable information. In December 2025, we announced the general availability of Box Shield Pro, our innovative solution designed to expand the classification and threat protection capabilities of Box Shield. Box Shield Pro includes an AI Classification Agent, which streamlines data organization with context-driven automated classification, Additionally, it enhances Ransomware Activity Detection, providing advanced detection and alerting for ransomware events. Moreover, the AI Threat Analysis Agent further strengthens security by delivering AI-generated summaries for threat alerts.
•
Comprehensive Data Governance Strategy with Box Governance. Box serves as a secure, centralized system of record for retaining content for operational use while supporting adherence to applicable laws and regulations. Box Governance allows administrators to manage the lifecycle of content and has robust integrations with leading eDiscovery vendors. Box Governance allows customers to create and manage retention policies with an automated disposition action to meet an enterprise's specific business needs and maintain compliance. With Box Governance, organizations can apply legal holds to preserve content and protect content from being deleted, helping customers to reduce legal risk.

•
Box Zones for In-Region Data Storage. Box Zones enables businesses around the globe to adopt Box as their modern content management platform by letting them store and manage their content locally in certain regions. This helps organizations address region-specific compliance mandates associated with data residency and privacy.
•
Box Shuttle for Content Migration. Box makes it easy for organizations to move their existing data to Box, no matter where it is currently stored. Box Shuttle is our content migration tool, which enables petabyte-scale content migration from numerous source systems, including file servers, cloud sharing tools, and content management systems. Organizations can perform a full migration entirely within Box while leveraging advanced features such as in-depth analysis of existing data on third-party systems, migration simulations to verify configuration and mapping, retention of content features such as permissions and version history, and robust during- and post-migration analysis. For tailored migration needs, Box Consulting offers comprehensive migration services, from tool enablement to fully managed migrations – helping organizations get their content into Box.
•
Box Archive for Long-term Storage. Box Archive is a long-term, compliant content preservation solution built directly on the Box ICM platform. It is designed to help organizations protect and preserve inactive data for long periods while ensuring it remains secure, immutable, and easily accessible. Unlike traditional archival solutions that often rely on “cold storage” (which can take hours or days to retrieve), Box Archive ensures that archived content is highly available with similar response times as active content.
•
Focus on Industry-Specific Capabilities. Box offers solutions for industry-specific content needs, especially in industries that have more complex content, compliance, and collaboration challenges. Box works to target specific business problems within these industries with a combination of Box and industry partner technologies such as industry-specific tools like Guidewire's insurance platform and horizontal tools like Salesforce's customer relationship management platform. Our platform can be configured to meet strict industry compliance requirements like Federal Risk and Authorization Management Program (FedRAMP) High, Financial Industry Regulatory Authority (FINRA), GxP, Health Insurance Portability and Accountability Act (HIPAA), State Risk and Authorization Management (StateRAMP), and more. We offer implementation services through Box Consulting as well as key industry-oriented partners. Some of the key industries we serve include life sciences, financial services, retail and consumer packaged goods, and public sectors.
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

Modern Workflow and Collaboration Experiences

•
Intelligent, No-code Box Apps. Box Apps provides users with the flexibility to develop intelligent, no-code apps to accelerate mission-critical work throughout their business. Using our intuitive, no-code builder, both business process owners and IT can create purpose-built applications with custom dashboards, metadata views and integrated content workflows. Box Apps brings together the right content, metadata and workflows provisioned to the specific set of users who can use it to accelerate their daily work. Users can manage metadata at scale, leveraging AI to extract and validate metadata from content. With smart content processing, advanced search and retrieval capabilities, and seamless content workflows integration, Box Apps empowers our customers to work with content their way.
•
Connected Box Forms. Box Forms enables users to collect information and content needed for key business processes natively in Box. Users can quickly design, preview and publish engaging web and mobile forms with an intuitive, drag-and-drop builder. Box Forms enables customization of form layouts, conditional logic, and corporate branding, ensuring a tailored and engaging end-user experience. Users can integrate these forms to appropriate downstream tasks such as review and approval, document generation and e-signatures requests. By streamlining data collection and process automation, Box Forms supports key business functions, including vendor submissions, service requests, and client or project onboarding.
•
Automated Document Generation with Box Doc Gen. Box Doc Gen gives users the ability to dynamically generate documents on-demand by combining data from a variety of sources. Users can create templates to map data sources to predefined document tags, automating document creation at scale. Box Doc Gen is available in three modalities – natively in Box via Box Relay, through the Box for Salesforce managed package, and via Box APIs. These three modalities enable users to include document generation steps seamlessly within their existing workflows. Box Doc Gen also integrates with Box Sign, enabling seamless e-signature workflows – a common use case for document automation.
•
Box Sign for Electronic Signatures. Box Sign, our natively integrated e-signature capability, provides organizations with secure, seamless e-signature workflows, such as signing contracts, employment offers, or statements of work, right where their content lives – with enterprise-grade security, privacy, and compliance built in. Box Sign provides a seamless signer and sender experience across web and mobile devices, with flexible template options, support for more than 20 languages, and additional security features such as signer authentication and password protection. Our native integration with Box Sign empowers customers to leverage its functionalities alongside Box Shield and Box Relay. Customers can deploy Shield's access policies to restrict signature requests to authorized users. They can also use Relay to streamline and automate post-signature workflows. We also offer APIs that allow organizations to power e-signatures in their custom integrations and applications to embed e-signature workflows in common business processes. For life sciences customers, Box Sign (as part of Box GxP Validation) supports compliance with 21 CFR Part 11 regulation for electronic signatures to address FDA-regulated use cases.
•
Box Relay for Automation and Workflow Management. Box Relay, our no-code process automation tool for content-centric workflows, enables users to build process automations in Box in a matter of minutes without writing code. Box Relay provides hundreds of combinations of triggers and outcomes that enable a wide variety of file, folder, task, metadata and e-signature actions such as routing documents to specific folders, assigning tasks to individuals or teams, securing documents with watermarking and security classifications, dynamically naming files and folders at runtime, and managing metadata. In addition, we provide a library of pre-built Box Relay workflow templates for users to get started quickly, and reporting capabilities to make it easy for users to track and manage their own workflows. Box Relay integrates with Box Shield to automatically secure content and with Box Sign to automate post-signature workflows.

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
•
Real-Time Collaboration, Content Authoring and Coauthoring with Box Notes. Our native content authoring tool, Box Notes, enables users to seamlessly share and collaborate in real time with internal teams and external partners. Box Notes combines lightweight word processing functionality with easy-to-use tables, content organization, and commenting features to make it simple for users to work together on projects in real time. Our pre-built integrations with Microsoft 365 and Google Workspace allow users to preview, open, create new, and co-author on content in real-time in the application of their choice.
•
Box Hubs for Intelligent Portals. Box Hubs enables users to securely curate and publish content in centralized portals that can be shared across the organization – without needing IT or administrator resources. All content published in a Hub retains Box’s enterprise-grade security, governance, and compliance capabilities, so that content is only made available to its intended audience.
•
Box Canvas for Whiteboarding and Visual Collaboration. Box Canvas, our native visual collaboration and white boarding tool, brings working together to life with new ways to connect, innovate, and share securely. Box Canvas offers a flexible, virtual environment where users can ideate, brainstorm and collaborate visually directly in Box.
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

A Flexible and Interoperable Platform

•
Leading Pre-Built Integrations. Box provides a unified and secure content layer across the enterprise technology stack. We offer more than 1,500 pre-built integrations with leading enterprise technology providers, including Adobe, Apple, Cisco, CrowdStrike, Google, Guidewire, IBM, Microsoft, Okta, Oracle-NetSuite, Palo Alto Networks, Salesforce, ServiceNow, Slack, USDM, Workday, and Zoom. Our integrations offer seamless interoperability that boosts user productivity and maintains enterprise security, privacy and compliance policies. To make the entire enterprise ecosystem more secure, we continue to add or enhance integrations within our Box Trust Partner Program. We also have a developer platform, a developer community, and robust set of APIs that provide organizations with the ability to build custom integrations and solution applications on Box.
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

Integration with Advanced AI Models

•
Box AI Platform. Box AI is an AI content platform that natively integrates advanced AI models into the Box platform and offers users AI agents to simplify and accelerate work across the entire content journey, including collaboration, content generation, and content curation – all while maintaining the enterprise-grade security, compliance, and privacy of Box.
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
•
Intelligent Documents. Box AI for Documents enables users to ask questions about a document to quickly uncover key findings or summarize complex topics, such as generating insights from a report. With the provided answers, users can also view citations and audit the source of the AI-generated statement.
•
AI for Real-Time Collaboration. Box AI for Notes helps to increase productivity further, and users are able to create content from scratch, generate new material from existing information, or refine drafted material.
•
Box Hubs for Intelligent Portals. Box Hubs is also available with Box AI. Using Box AI for Hubs, users can easily find answers to critical questions across multiple documents in Box and generate new content. All content published in a Hub will retain Box’s enterprise-grade security, governance, and compliance capabilities, so that content is only made available to its intended audience.
•
Box AI API. Box AI API enables developers to integrate Box AI capabilities into custom applications, while maintaining the same enterprise-grade security, compliance, and privacy of Box. The Box AI API provides additional flexibility to customers by bringing AI to their existing applications, empowering even more industry and departmental use cases.

•
Metadata Extraction with Box Extract. In January 2026, we announced the general availability of Box Extract, which enables users to use industry-leading AI models to extract key information from their content. These enriched metadata insights enhance content classification, security, business decision-making, and workflow automation, streamlining critical business processes. Metadata extraction can be performed on demand by users with a single action or applied at scale via Box API, enriching the content with key information to drive mission-critical business processes.
•
Box AI Studio for AI Agents. Box AI Studio enables Box administrators to build, deploy and manage custom AI agents to accelerate work. Agents can be quickly created and configured to use the latest AI models offered by our trusted providers, customized to respond in precise, standardized formats, tested on a user’s Box content in a safe and secure playground, and deployed to specific users within an organization. Users can easily select the right agent with the built-in agent switcher to get instant, relevant and structured answers. These agents can be configured via the Box AI Studio user interface and Box API. Users can build industry and department-specific agents tailored to their business needs and integrate multiple AI models to optimize accuracy and efficiency.

Customers

As of January 31, 2026, we had over 100,000 paying organizations, and our solution was offered in 25 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services. Organizations typically purchase our solution in the following ways: (i) employees in one or more small groups within the organization may individually purchase our service; (ii) organizations may purchase IT-sponsored, enterprise-level agreements with deployments for specific, targeted use cases ranging from tens to thousands of user seats; (iii) organizations may purchase IT-sponsored, enterprise-level agreements where the number of user seats sold is intended to accommodate and enable nearly all information workers within the organization in whatever use cases they desire to adopt over the term of the subscription; and (iv) organizations may purchase our Box Platform service to create custom business applications for their internal use and extended ecosystem of customers, suppliers and partners.

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

No single customer represented 10% or more of our revenue in the year ended January 31, 2026. Our geographic revenue and segment information is set forth in Note 2 in Part II, Item 8 of this Annual Report on Form 10-K.

Sales and Marketing

We offer our solution to customers as a subscription-based service, with subscription fees based on customer requirements, including the number of users, API and AI unit entitlements, and functionality deployed. The duration of our contracts with customers ranges from one to three years or more, and we typically invoice our customers at the beginning of the contract term, in annual, multi-year, quarterly or monthly installments. We recognize revenue as we satisfy our performance obligations. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the term of the contract.

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

Sales and marketing expenses were $404.0 million, $380.2 million and $348.6 million for the years ended January 31, 2026, 2025 and 2024, respectively.

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

Research and development expenses were $294.5 million, $264.9 million and $248.8 million for the years ended January 31, 2026, 2025 and 2024, respectively.

Competition

The content management market is large, highly competitive and highly fragmented. It is subject to rapidly evolving technology, shifting customer needs and frequent introductions of new products and services. We face competition from a broad spectrum of technology providers: traditional content management vendors who deploy on-premise and offer deep records management, business process workflow, and archival capabilities; newer enterprise vendors who are beginning to enter the content collaboration market; vendors whose core competency is simple file sync and share, which can be deployed on-premises, hybrid, or via a SaaS delivery model; and social collaboration vendors who focus on the conversations that occur between teams. With our expanded product offerings and use cases, we also now compete with companies in the e-signature, content collaboration, workflow automation, AI, and security and governance markets. In the content management market, our primary competitors include, but are not limited to, Microsoft (SharePoint) and OpenText (Documentum). In the enterprise file sync and share market, our primary competitors include, but are not limited to, Microsoft (OneDrive), Google (Drive) and, to a lesser extent, Dropbox. We also compete with companies in the e-signature, content collaboration, workflow automation, artificial intelligence, and security and governance markets.

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

Intellectual Property

We rely on a combination of trade secrets, patents, copyrights and trademarks, as well as contractual protections, to establish and protect our intellectual property rights. As of January 31, 2026, our patents were set to expire between 2028 and 2044. We intend to pursue additional patent protection to the extent that we believe it would be beneficial and cost effective.

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

Backlog

We generally sign annual and multi-year subscription contracts for our ICM platform. The frequency of our invoices to each customer is negotiated and varies among our subscription contracts. We continued to focus on annual payment frequencies for multi-year contracts in the twelve months ended January 31, 2026. As a result, for multi-year contracts, we frequently invoice an initial amount at contract signing followed by subsequent annual invoices. Until amounts are invoiced, they are typically not recorded in deferred revenue, billings or elsewhere in our consolidated financial statements other than disclosed as part of remaining performance obligations. To the extent future invoicing is determined to be certain, we consider such future subscription invoices to be non-cancellable backlog, which is disclosed as part of remaining performance obligations. Future invoicing is determined to be certain when we have an executed non-cancellable contract or a significant penalty that is due upon cancellation. We had $1.06 billion and $861.4 million of non-cancellable backlog as of January 31, 2026 and 2025, respectively. The increase of non-cancellable backlog as of January 31, 2026 was driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites, the timing of customer-driven renewals, longer average contract terms, and the addition of new customers. Non-cancellable backlog was favorably impacted by foreign currency exchange rates.

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

Human Capital Resources

As of January 31, 2026, we employed 2,912 people. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be very good.

Belonging at Box

At Box, our goal is to fully leverage and engage the individual talents and capabilities of our diverse teams, ultimately creating an environment where employees feel they belong and can do their best work. We approach fostering a sense of belonging through the following areas:

Culture: At Box, we prioritize creating an environment where everyone can thrive, regardless of their background or identity. We focus on fostering a sense of belonging through our “Boxer Mindsets,” which promote behaviors that support inclusion for all employees. We also provide educational opportunities such as courses for people leaders on topics such as fostering psychologically safe environments and allyship courses to equip employees with the tools they need to create healthy and supportive environments for all individuals.

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
•
On-Demand Learning: We offer all employees access to an on-demand learning platform so they can develop a wide variety of skills at a time and place of their choosing. We offer thousands of learning resources from top content providers aimed at personal development, management, leadership and tech-based functional skill development to employees eager to learn.
•
AI certification: In fiscal year 2026, we implemented a mandatory in-house AI foundations training, which covered AI history, key concepts, and internal and external use cases.

Pay Equity

We hold ourselves accountable, which is why we signed the California Equal Pay Pledge. As part of our commitment, we conduct an annual company-wide pay analysis to promote and measure equitable compensation across genders, ethnicities, and age groups. In addition, we externally benchmark the compensation we provide for each role to ensure pay parity and provide periodic updates to the Compensation Committee of our Board of Directors.

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

We offer competitive paid time off and time off for holidays. We also provide various wellness initiatives such as meditation sessions, free coaching and therapy sessions for both employees and their dependents.

Additionally, long-tenured employees have the opportunity to take sabbaticals, while our comprehensive benefits package includes family support and customized perks to support individuals throughout their career journey.

Sustainability

At Box, we are committed to operating sustainably. Recognizing the impact of climate change on the global economy, our company, and our stakeholders, we continue to focus on understanding our environmental footprint and strengthening how we manage our impact over time.

In fiscal year 2026, by analyzing emissions across our operations and value chain from fiscal year 2025, we gained critical insights that inform our strategy to improve environmental impact. This work builds on our efforts to support a more sustainable future and provides a strong foundation for engaging stakeholders, optimizing our practices, and driving accountability.

•
Understanding Our Footprint: In fiscal year 2026, working with a third party, we completed our second comprehensive greenhouse gas (GHG) assessment. This assessment covered Scope 1, Scope 2, and Scope 3 emissions from fiscal year 2025 and further refined our understanding of our emissions profile to inform opportunities for improvement. We also obtained limited assurance over our Scope 1 and Scope 2 emissions, which provides an independent review of our environmental data and disclosures under applicable assurance standards.
•
Science Based Targets: In fiscal year 2026, we committed to the Science Based Targets initiative, reflecting an important milestone in strengthening our approach to climate governance and long-term emissions management.
•
Environmental Transparency for Our Customers: To address ongoing interest and demand from customers and prospects, we published an AI & Sustainability Data Sheet that shares information on the environmental considerations of our platform and our approach to responsible AI development.
•
Internal Policies and External Regulations: In fiscal year 2026, we adopted a company-wide environmental policy that establishes governance, roles, and expectations for managing environmental impacts across our operations. We continue to monitor evolving environmental and climate-related regulations and assess their potential implications for our business.
•
Rating Partners: We participated in environmental, social, and governance surveys and evaluations for organizations such as Carbon Disclosure Project, Ecovadis, and Institutional Shareholder Services, Inc.
•
Sustainable Offices: Our office buildings worldwide have received a number of certifications, including:
▪
BREEAM Certification in London and Warsaw.
▪
Energy Star Certified in Austin, Chicago, Redwood City and San Francisco.
▪
Fitwel Certification in Redwood City and San Francisco.
▪
LEED Platinum Certification in London.
▪
LEED Gold Certification in Austin, Redwood City, and San Francisco.
▪
LEED Silver Certification in New York.
▪
WELL Building Institute Gold Standard in Warsaw.
▪
WELL Health Safety Rated in Chicago and Warsaw.
▪
100% Renewable Electricity in Tokyo.
▪
CASBEE S rank in Tokyo.

•
Employee Engagement and Support: We support our employees with internal events focused on sustainability, engaging both remote and office-based employees throughout the year. Our commitment to sustainability extends beyond operations and includes efforts to foster awareness and participation across our workforce.

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

We also use our investor relations website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on certain X accounts, such as @box and @levie. Information on, or that can be accessed through, our websites or these X accounts is not part of this Annual Report on Form 10-K, and the inclusion of our website addresses and X accounts are inactive textual references only.

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

Risk Factors Summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following:

•
If we do not compete effectively, our customers do not renew their subscriptions or expand their use of our services, or if we are unable to attract new customers or expand deployments with existing customers to our higher-tiered Enterprise Advanced plan or at rates that are consistent with our expectations, or if the market for cloud-based enterprise services declines or develops more slowly than we expect, our business could be adversely affected.
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

With the introduction of new technologies and market entrants, we expect competition to intensify in the future and our primary competitors may change. For example, disruptive technologies such as generative AI may fundamentally alter the market for our services in unpredictable ways, including reduced customer demand and increased costs of doing business. As AI becomes increasingly integrated into our markets, competitors may be able to incorporate AI capabilities more efficiently or achieve faster adoption than we do, which could adversely affect demand for our offerings. If we fail to compete effectively, our business will be harmed. Some of our competitors offer their products or services at lower prices or for free as part of a broader bundled product sale or enterprise license arrangement, which has placed pricing pressure on our business. If we are unable to achieve our target pricing levels, our operating results will be negatively impacted. For us to compete effectively, we need to introduce new products and services in a timely and cost-effective manner, meet customer expectations and needs at prices that customers are willing to pay, and continue to enhance the features and functionalities of our intelligent content management platform. In addition, pricing pressures and increased competition could result in reduced sales, lower margins, losses or the failure of our services to achieve or maintain widespread market acceptance, any of which could harm our business.

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products or services, including larger sales and customer support teams and broader distribution relationships with channel partners, consultants, system integrators, and resellers. Competitors may offer products or services at lower prices or with greater depth than our services. Our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards or customer requirements. Furthermore, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. To remain competitive, we must continue to invest in product development, go-to-market capabilities and technology upgrades, and we may need to allocate significant resources to address rapid technological change and frequent new product introductions. If we are unable to make these investments or otherwise compete effectively, our business and operating results could be harmed.

Our business depends substantially on customers renewing their subscriptions with us and expanding their use of our services. Any decline in our customer renewals or failure to convince our customers to broaden their use of our services would harm our future operating results.

To improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Our net retention rate has fluctuated from period to period and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 104% and 102% as of January 31, 2026 and 2025, respectively.

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

If we are unable to attract new customers, or expand deployments with existing customers, at rates that are consistent with our expectations, our future revenue and operating results could be adversely impacted.

To improve our operating results and continue growing our business, it is important that we continue to attract new customers and expand deployments of our solutions and products with existing customers. To the extent we are successful in increasing our customer base, we could incur increased losses because costs associated with new customers are generally incurred up front, while revenue is recognized ratably over the term of our subscription services. Alternatively, to the extent we are unsuccessful in increasing our customer base, we could also incur increased losses as costs associated with marketing programs and new products intended to attract new customers would not be offset by incremental revenue and cash flow. Changes in economic conditions may financially impact our existing and prospective customers and cause them to delay or reduce their technology spending, which may adversely affect our ability to attract new customers. For example, our business continues to be impacted by pressure from customers’ lower headcount growth and greater budget scrutiny on IT decisions. All of these factors could negatively impact our future revenue and operating results.

Adverse economic conditions have in the past and may in the future result in reduced sales, longer sales cycles, reduced renewal rates, slower adoption of new technologies and increased price competition, any of which could negatively impact our business.

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The United States (U.S.) and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect the industries to which we sell our services. An economic downturn, recession, or uncertainty about economic conditions, including volatility in the credit, equity and foreign exchange markets, inflation, rising interest rates, tariffs, potential U.S. sovereign default, bank failures and financial instability, supply chain disruptions, poor liquidity, reduced corporate profitability, unemployment trends, the adverse effects of pandemics and geopolitical issues, such as the ongoing Russia-Ukraine conflict and conflicts in the Middle East, could cause customers to delay or reduce their information technology spending. This has in the past and may in the future result in reduced sales, longer sales cycles, reduced renewal rates, slower adoption of new technologies, and increased price competition. These conditions can arise suddenly and the full impact can be difficult to predict. Any of these events would likely have an adverse effect on our business, operating results and financial position. We continue to face challenges from customers scrutinizing deals more closely due to the economic environment. In addition, there can be no assurance that enterprise content management and collaboration spending levels will increase following any recovery.

If we are not able to successfully launch new products and services or provide enhancements or new features to our existing products and services, our business could be adversely affected.

Our industry is marked by rapid technological developments and new and enhanced applications and services. If we are unable to enhance our existing services or offer new services that achieve market acceptance or keep pace with rapid technological developments, our business could be adversely affected. The success of any new services or enhancements to our existing services, such as Box AI, Box Apps, Box Automate, Box Extract, Box Shield Pro, Box Hubs, Box Doc Gen and Box Forms, depends on several factors, including their timely completion, introduction and market acceptance. We also may experience business or economic disruptions that could adversely affect the productivity of our employees and result in delays in our product development process. We maintain a hybrid workforce (with a mix of employees working from offices and others working remotely), which may lead to disruptions and decreased productivity that could result in delays in our product development process. Failure in this regard may significantly impair our revenue growth and our future financial results. Our product development efforts could also be impacted by our workforce location strategy as we hire an increasing number of our employees in international locations, such as Poland. In addition, because our services are designed to operate on a variety of systems, we must continuously modify and enhance our services to keep pace with changes in internet-related hardware, mobile operating systems, and other software, communication, browser and database technologies. We may not be successful in developing these modifications and enhancements or bringing them to market in a timely fashion, which may negatively impact our customer renewal rates, limit the market for our solutions, or impair our ability to attract new customers. Furthermore, modifications to existing platforms or technologies will increase our research and development expenses. Any failure of our services to operate effectively with existing or future network platforms and technologies could reduce the demand for our services, result in customer dissatisfaction and adversely affect our business.

Issues relating to the use of artificial intelligence and machine learning could adversely affect our business and operating results.

Issues relating to the use of new and evolving technologies such as generative AI powered by large language models and machine learning that we integrate into our product offerings may cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI, including risks related to accuracy, bias, toxicity, privacy and security, data provenance, and the adequacy of AI development, deployment, content labeling and governance, may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. AI technologies, including generative AI, may produce outputs that appear correct but are factually inaccurate or flawed, and customers or others may rely on such outputs to their detriment, which could expose us to reputational harm, competitive harm, and/or legal liability. Generative AI may also produce content that includes copyrighted or other protected material, and if we or our customers use such content or rights holders seek to enforce their rights, we may be exposed to claims and associated costs. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. For example, in May 2024, the European Council adopted the AI Act (the “EU AI Act”), which imposes significant obligations related to the use of AI systems and is anticipated to impact the entire AI ecosystem in the European Union. Additionally, as the EU AI Act is implemented, subsequent guidance, standards and regulations, as well as regulatory bodies within respective member states are expected, which may present unforeseen risks and related challenges. In January 2025, President Trump issued an Executive Order on AI that rescinded former President Biden’s Executive order on AI, and announced efforts to invest in AI infrastructure and innovation. In July 2025, the U.S. federal government released a policy roadmap and set of initiatives referred to as America’s AI Action Plan. With this shift in AI policy at the federal level, it is unclear the extent to which this may present opportunities or risks to Box in the adoption of AI, including integrating with AI systems developed outside the U.S. that may be, for example, more cost effective. Conversely, at the state level, states such as Arkansas, California, Colorado, Illinois, Maryland, Montana, New York, and Texas have enacted several AI-specific bills covering the deployment and regulation of AI technology, which may impact Box. Developing, testing, and deploying third-party AI systems may also increase the cost profile of our product offerings due to the nature of the computing costs involved in such systems, which could impact our margins and adversely affect our business and operating results. Our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or interruptions or if they are no longer available on commercially reasonable terms or prices. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

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

A key element of our growth strategy is to expand our international operations and develop a worldwide customer base. In addition, we have opened, and may continue to open, international offices and hire employees to work at these offices in order to gain access to additional talent. We have continued to migrate a larger portion of our development to lower cost regions to support our growth. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic, geographic, social, and political risks that differ from those in the U.S. Because of significant differences between international and U.S. markets, we may not succeed in creating demand for our services outside of the U.S. or in effectively selling our services in all of the international markets we enter. In addition, we will face challenges in doing business internationally that could adversely affect our business, including:

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
•
adverse tax consequences; and
•
unstable regional, economic, social and political conditions, such as the Russia-Ukraine conflict and conflicts in the Middle East.

We are exposed to fluctuations in currency exchange rates, which could adversely affect our operating results or financial position.

We sell our services and incur operating expenses in various currencies. Fluctuations in the relative value of the U.S. dollar and foreign currencies, particularly the Japanese Yen, and to a lesser extent, the British Pound, the Euro, and the Polish Zloty, have in the past and may in the future negatively impact our operating results. We manage our exchange rate risk by maintaining offsetting foreign currency assets and liabilities, minimizing non-U.S. dollar cash balances, and through our foreign currency hedging programs that we began implementing in fiscal year 2025. Such practices may not ultimately be available and/or effective at mitigating the foreign currency risk to which we are exposed. If we are unsuccessful in detecting material exposures in a timely manner, any hedging strategies we deploy are not effective, or there are no hedging strategies available for certain exposures that are prudent given the associated risks and the potential mitigation of the underlying exposure achieved, our operating results or financial position could be negatively affected in the future.

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
•
general economic, industry and market conditions, including those caused by the Russia-Ukraine conflict and conflicts in the Middle East, and as a result of inflation, fluctuations in foreign currency exchange rates, rising interest rates, tariffs, or bank failures and financial instability;
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

We cannot guarantee that any security measures that we or third parties on which we have implemented will be completely effective against current or future security threats, or that our systems and networks or those of such third parties have not been breached or otherwise compromised, or that they and any software in our or their supply chains do not contain bugs, vulnerabilities, or compromised code that could result in a breach of or disruption to our systems and networks or the systems and networks of third parties that support us or our products or services. Given that our customers manage significant amounts of sensitive and proprietary information on our platform, and many of our customers are in heavily regulated industries where there may be a greater concentration of sensitive and proprietary data, our reputation and market position are particularly sensitive to impacts from actual or perceived security breaches or incidents, security vulnerabilities, or concerns regarding security. If our security measures or those of third parties on which we rely are or are believed to be inadequate or breached or otherwise compromised as a result of third-party action, employee negligence, error or malfeasance, product defects, social engineering techniques, improper user configuration or otherwise, and this results in, or is believed to result in, unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of our data or our customers’ data, or any other disruption of the confidentiality, integrity or availability of our data or our customers’ data, we could incur significant liability to various parties, including our customers and individuals or organizations whose information is stored by our customers, and our business, reputation or competitive position may be harmed. Techniques used to obtain unauthorized access to, or to sabotage, systems or networks, are constantly evolving and generally are not recognized until launched against a target. Therefore, we may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other security-related incidents or vulnerabilities. We have observed increased levels of sophistication in the types of techniques, including social engineering techniques, that malicious third parties may use in an attempt to gain access to our or our users’ data. Due to the Russia-Ukraine conflict and conflicts in the Middle East, or other areas of geopolitical tension around the world, we and the third parties on which we rely are vulnerable to a heightened risk of cybersecurity attacks, social engineering attacks, viruses, malware, ransomware, hacking or similar breaches and incidents from nation-state and affiliated actors, including attacks that could materially disrupt our supply chain and our systems, operations and platform. Additionally, many of our personnel and personnel of the third parties on which we rely work remotely at least part of the time, which imposes additional risks to our business, including increased risk of industrial espionage, theft of assets, phishing, and other cybersecurity attacks, and inadvertent or unauthorized access to or dissemination of sensitive, proprietary, or confidential information. We also expect to incur significant costs in our ongoing efforts to detect and prevent security breaches and other security-related incidents, and in the event of actual or perceived security breaches or other security-related incidents. Additionally, our service providers and other third parties on which we rely may suffer, or be perceived to suffer, security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

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

These laws and regulations, which may be enforceable by private parties and/or governmental entities, are constantly evolving and can be subject to significant change. A number of existing data protection and privacy laws and regulations, as well as new laws and regulations coming into effect and/or proposals pending before federal, state and foreign legislative and regulatory bodies could affect our business. For example, the European Union’s General Data Protection Regulation (GDPR) imposes significant obligations on companies regarding the handling of personal data and provides for penalties for noncompliance of up to the greater of 20 million Euros or four percent of a company’s global revenue. Further, local data protection authorities in Europe may adopt regulations and/or guidance more stringent than the GDPR, which may impose additional compliance costs or other burdens that impact our business. Additionally, developments relating to cross-border data transfer may result in the European Commission (EC), European Data Protection Board and/or other regulators applying differing standards for, and requiring ad hoc verification of, transfers of personal data across borders, including transfers from the European Economic Area (EEA), Switzerland, or the United Kingdom (U.K.) to the U.S. For example, revised standard contractual clauses were published by regulators in EEA, Switzerland and the U.K., which we adopted in our data processing addenda. However, we cannot guarantee that our relevant policies and measures will ensure compliance due to possible fluctuations in these laws and regulations and related frameworks and their interpretation and enforcement. Moreover, European governments and the U.S. government have cooperated to adopt the EU-U.S. Data Privacy Framework, the U.K. extension to the EU-U.S. Data Privacy Framework and Swiss-U.S. Data Privacy Framework (together, the “Data Privacy Framework”), replacing the EU-U.S. Privacy Shield Framework. While the Data Privacy Framework could benefit the industry as a whole, and we presently maintain self-certification under the Data Privacy Framework, maintaining compliance with the Data Privacy Framework could result in additional costs. The EU-U.S. Data Privacy Framework has also already faced legal challenges, and more generally, the Data Privacy Framework may be subject to future reviews, and subject to suspension, amendment, repeal, or limitations.

The U.K. made targeted amendments to its data protection regime in the U.K. Data (Use and Access) Act, effective June 19, 2025. Furthermore, additional or modified guidance regarding, or changes to, U.K. cross border data transfers and/or overall U.K. data protection laws and/or guidance could occur. Any of these may require us to change our policies, practices and engage in additional contractual negotiations. Such legislative and regulatory changes may result in increased costs of compliance and limitations on our customers and us.

We may also be or become subject to new laws and regulations that regulate non-personal information. For example, the European Union’s Data Act (EU Data Act) imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal information outside the European Economic Area. Depending on how the EU Data Act and any similar laws or regulations are implemented, interpreted and enforced, we may have to adapt our business practices, contractual arrangements, and services in the EEA to comply with such obligations, which could impact our regional revenue and results of operations.

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and amended and expanded the CCPA. The CPRA’s substantive provisions became effective on January 1, 2023, and the California Privacy Protection Agency has adopted regulations implementing the CPRA. Our CPRA compliance efforts are subject to change and may result in continued uncertainty and require additional costs and expenses to ensure readiness, compliance and decrease risks. Further, other states have been considering, and in some cases enacting, laws relating to privacy and cybersecurity, many of which are comprehensive privacy statutes imposing obligations similar to the CCPA and CPRA. For example, laws enacted in Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia are currently effective. Other U.S. states are anticipated to follow suit. Other states have also enacted privacy laws relating to particular subject matter, such as Washington's enactment of the My Health, My Data Act, which includes a private right of action. The U.S. Department of Justice has also issued regulations restricting, and imposing obligations in connection with, certain transfers of sensitive personal information. Efforts to comply with these laws and regulations and related fluctuations in laws and regulations relating to privacy and cybersecurity at the federal, state and local levels may impact readiness and compliance, along with the potential to incur additional costs. We cannot fully predict the impact of these laws and regulations and other proposed federal and state laws and regulations relating to privacy and cybersecurity on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

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

We also expect laws, regulations, industry standards, and other obligations worldwide relating to privacy, data protection, and cybersecurity to continue to evolve, and that there will continue to be new, modified, and re-interpreted laws, regulations, standards, and other obligations in these areas. For example, the Network and Information Security Directive II (NIS2), adopted in 2023, aims to enhance cybersecurity across critical infrastructure and essential services in the European Union. It expands on the 2016 NIS Directive and broadens its scope to include additional sectors while enforcing stricter governance and accountability requirements. NIS2 requires all 27 EU member states to have issued implementing legislation by October 2024; however, some EU member states have not finalized their respective legislation and guidance. Additionally, the Digital Operational Resilience Act (DORA), which became effective in January 2025, establishes a universal framework for managing and mitigating information and communication technology risk that applies to entities in the financial sector and their third-party cloud service providers, such as Box. Under DORA, third-party cloud service providers can face significant penalties for non-compliance, including fines of up to $5 million euros for violations. However, the specific impact and effects of these new and evolving laws and regulations are uncertain and subject to change over time as they are implemented. As a result, we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of, existing laws and regulations, industry standards, or other obligations may have on us or our business. Moreover, these existing and proposed laws, regulations, standards, and other actual or asserted obligations can be difficult and costly to comply with, delay or impede the development or adoption of our products and services, reduce the overall demand for our products and services, increase our operating costs, require modifications to our policies, practices, or products or services, require significant management time and attention, and slow the pace at which we close (or prevent us from closing) sales transactions. Additionally, any actual or alleged noncompliance with these laws, regulations, standards, or other actual or asserted obligations could result in negative publicity and subject us to investigations and other proceedings by regulatory authorities, claims, demands, and litigation by private entities, or other requested remedies or demands, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties and other damages and liabilities. In addition to the possibility of fines, proceedings, demands, claims, and litigation, we may find it necessary or appropriate to fundamentally change our business activities and practices, including the establishment of in-region data storage or other data processing operations, or modify or cease offering certain products or services, any of which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new offerings and features could be limited.

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

To grow our business and to expand our reach in the market, we expect to be more dependent on our relationships with third parties, such as alliance partners, resellers, distributors, system integrators and developers. For example, we have entered into agreements with partners such as Adobe, Apple, Carahsoft, Cisco, CrowdStrike, Google, Guidewire, IBM, Macnica, Microsoft, Mitsui Knowledge Industry, Okta, Oracle-NetSuite, Palo Alto Networks, Salesforce, ServiceNow, Slack, USDM, Workday, and Zoom to market, resell, or integrate with our services. Identifying partners and resellers, and negotiating and documenting relationships with them, requires significant time and resources.

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

On occasion, we may need additional financing for a variety of reasons, including servicing our liabilities, operating or growing our business, responding to business opportunities, undertaking acquisitions, funding stock repurchases, satisfying our dividend or share redemption obligations of our Series A Convertible Preferred Stock, or repaying and/or settling conversions of our 1.50% convertible senior notes due September 15, 2029 (the “2029 Convertible Notes”).

For example, in September 2024, we issued $460.0 million aggregate principal amount of 2029 Convertible Notes. We may require additional capital to satisfy our obligations to pay cash upon conversion or at maturity of the 2029 Convertible Notes or to repurchase the 2029 Convertible Notes in the event of a fundamental change. Additionally, in May 2021, we issued and sold 500,000 shares of our Series A Convertible Preferred Stock for an aggregate purchase price of $500 million. Our ability to refinance or obtain additional financing, if and when required, will depend on investor and lender demand, our operating performance, the condition of the capital markets and other factors. We cannot guarantee that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our existing stockholders may experience dilution. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support the operation or growth of our business could be significantly impaired and our operating results may be harmed. Rising interest rates may reduce our access to equity-linked or debt capital and increase our cost of borrowings, which could adversely impact our business, operating results and financial position.

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

Our future effective tax rates and results from operations could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes to limitations on our utilization of net operating losses, or by changes in the tax rules and regulations in the jurisdictions in which we do business. For example, on July 4, 2025, the U.S. enacted federal tax legislation commonly referred to as the One Big Beautiful Bill Act (OBBBA). This legislation extends and modifies provisions from the 2017 Tax Cuts and Jobs Act and introduces new tax measures affecting both businesses and individuals. We are continuing to evaluate the long-term implications of this legislation on us. The Inflation Reduction Act of 2022 also imposed a 1% excise tax on certain repurchases of stock and a 15% alternative minimum tax on adjusted financial statement income.

Further, in 2021, the Organization for Economic Cooperation and Development (OECD) introduced a framework, referred to as Pillar Two, which contemplates a global minimum effective tax rate of 15%. In 2023, Pillar Two was implemented by the Council of the European Union and its member states. Similar directives under Pillar Two are already adopted or expected to be adopted by taxing authorities in other countries where we do business, including the U.K. The OECD and participating jurisdictions have recently agreed to a “side-by-side” solution that would exempt U.S.-parented multinational businesses from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026. We have evaluated the impact of the side-by-side solution to our financial position and concluded it to be not material. We will continue to monitor OECD-related developments to the side-by-side solution in countries where we do business. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows.

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

As of January 31, 2026, we had U.S. federal net operating loss carryforwards of approximately $111.1 million, state net operating loss carryforwards of approximately $462.6 million, and foreign net operating loss carryforwards of approximately $239.9 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. If we experience ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.

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

We repurchase shares of our Class A common stock in open market transactions from time to time pursuant to publicly announced stock repurchase program approved by our Board of Directors. During fiscal year 2026, we repurchased 9.7 million shares for a total amount of $292.9 million and during fiscal year 2025, we repurchased 7.6 million shares for a total amount of $211.5 million. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices, and we are not obligated to repurchase a specified number or dollar value of shares. As a result, there can be no guarantee around the timing or volume of our share repurchases or that we will have adequate cash flow to fund any repurchases. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the U.S. implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

As of January 31, 2026, we had outstanding debt, including an aggregate principal amount of $460.0 million issued under the 2029 Convertible Notes. During specified periods, the 2029 Convertible Notes are convertible at the option of the holders under certain conditions or upon occurrence of certain events as described in Note 9, Part II, Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2025. If one or more holders of the 2029 Convertible Notes elect to convert their notes, we are required to settle the principal of the 2029 Convertible Notes in cash upon any conversion of such notes, which could adversely affect our liquidity. In addition, even if holders of the 2029 Convertible Notes do not elect to convert their notes, we may be required under applicable accounting standards to reclassify the carrying value of the 2029 Convertible Notes as current, rather than long-term, if any of the conditions to the convertibility of the 2029 Convertible Notes are satisfied. This reclassification could materially reduce our reported working capital.

Holders of the 2029 Convertible Notes also have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change (as defined in the indenture governing the 2029 Convertible Notes) at a repurchase price equal to 100% of the principal amount of the 2029 Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any. If the 2029 Convertible Notes have not previously been converted or repurchased, we will be required to repay the outstanding principal amount of the 2029 Convertible Notes, plus accrued and unpaid special interest, if any, in cash at maturity. The 2029 Convertible Notes are scheduled to mature on September 15, 2029.

Our ability to make required cash payments in connection with conversions of the 2029 Convertible Notes, repurchase the 2029 Convertible Notes in the event of a fundamental change, or to repay or refinance the 2029 Convertible Notes will depend on market conditions and our past and expected future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the 2029 Convertible Notes in an optimally productive and profitable manner. Since inception, our business has generated net losses, and while we were profitable in fiscal years 2026, 2025 and 2024, we may incur significant losses in the future and may not maintain profitability on a consistent basis. As a result, we may not have enough available cash or be able to obtain financing, or financing at acceptable terms, at the time we are required to repurchase or repay the 2029 Convertible Notes or pay cash with respect to 2029 Convertible Notes being converted.

In addition, our ability to repurchase or pay cash upon conversion or at maturity of the 2029 Convertible Notes may be limited by law or regulatory authority. Our ability to service our debt also depends on the operating results of our subsidiaries and upon the ability of such subsidiaries to provide us with cash generated by the subsidiaries. Any dividends, loans or other distributions to us from our subsidiaries may be subject to legal, contractual or other restrictions and are subject to other business and tax considerations. Our failure to repurchase 2029 Convertible Notes following a fundamental change or to pay cash upon conversion or at maturity of the 2029 Convertible Notes as required by the indenture would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under our senior credit facility, our other outstanding indebtedness, or agreements governing our future indebtedness and could have a material adverse effect on our business, results of operations, and financial condition. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2029 Convertible Notes or to pay cash upon conversion or at maturity of the 2029 Convertible Notes.

The capped call transactions we entered into in connection with the issuance of the 2029 Convertible Notes may affect the value of our Class A common stock.

In connection with the issuance of the 2029 Convertible Notes, we entered into capped call transactions with various counterparties (the “2029 Capped Calls”). The 2029 Capped Calls cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the 2029 Convertible Notes. The 2029 Capped Calls are expected generally to reduce or offset the potential dilution to our Class A common stock upon any conversion of the 2029 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price.

From time to time, the counterparties to the 2029 Capped Calls or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the 2029 Convertible Notes. This activity could also cause or prevent an increase or a decrease in the market price of our Class A common stock.

We are subject to counterparty risk with respect to the 2029 Capped Calls.

The counterparties to the 2029 Capped Calls that we entered into are financial institutions, and we will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the 2029 Capped Calls. Our exposure to the credit risk of the counterparties will not be secured by any collateral.

Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to one or more 2029 Capped Calls becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our Class A common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, the counterparty may fail to deliver the consideration required to be delivered to us under the 2029 Capped Calls and we may experience more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the counterparties.

The holders of Series A Convertible Preferred Stock are entitled to vote on an as-converted to Class A common stock basis and have rights to approve certain actions.

In May 2021, we issued 500,000 shares of our Series A Convertible Preferred Stock to a group of investors led by KKR & Co. Inc. (collectively “KKR”). The holders of our Series A Convertible Preferred Stock are generally entitled to vote with the holders of our Class A common stock on all matters submitted for a vote of holders of shares of Class A common stock (voting together with the holders of shares of Class A common stock as one class) on an as-converted basis.

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

Cybersecurity Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee. The Audit Committee and our Board Chair oversee management’s implementation of our cybersecurity risk management program.

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

Senior leaders of global cybersecurity, governance, risk and compliance teams, including our Chief Information Security Officer, are responsible for assessing and managing our material risks from cybersecurity threats. They also have primary responsibility for our overall cybersecurity risk management program and supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Information Security Officer brings 15 years of cybersecurity and risk management experience to her work at Box. She has built and led security teams across regulated industries in technology, healthcare, and financial services. Our management team’s experience includes industry-specific expertise in SaaS technology, regulatory compliance knowledge, previous leadership roles in cybersecurity or related fields, as well as a track record of successfully implementing effective cyber risk mitigation strategies.

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

Holders of Record

As of February 27, 2026, there were 88 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

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

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Share repurchase activity during the three months ended January 31, 2026 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
November 1, 2025 to November 30, 2025	959	$30.58	959	6,207
December 1, 2025 to December 31, 2025	976	$30.13	976	126,809
January 1, 2026 to January 31, 2026	2,502	$27.02	2,502	59,199
Total	4,437		4,437

(1)
During the three months ended January 31, 2026, we repurchased 4.4 million shares at a weighted average price of $28.47 per share for a total amount of $126.3 million. We periodically enter into pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act to effect such repurchases. On December 2, 2025, we announced that our Board of Directors authorized a $150 million expansion of the share repurchase plan. The authorized repurchase plan will expire on December 1, 2026.

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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, or S&P 500, and the NASDAQ Computer Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on January 31, 2020 and its relative performance is tracked through January 31, 2026. The returns shown are based on historical results and are not intended to suggest future performance.

	Base
	Period
Company/Index	1/31/2021	1/31/2022	1/31/2023	1/31/2024	01/31/2025	01/31/2026
Box, Inc.	$100	$151	$184	$150	$193	$146
S&P 500 Index	100	122	110	130	163	187
NASDAQ Computer Index	100	125	97	151	198	257

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

A discussion regarding our financial condition and results of operations for the year ended January 31, 2026 compared to the year ended January 31, 2025 is presented below. A discussion regarding our financial condition and results of operations for the year ended January 31, 2025 compared to the year ended January 31, 2024 can be found under Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on March 10, 2025, which is available on the SEC’s website at www.sec.gov.

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

With our SaaS platform, customers can work with their content as they need – from secure external collaboration and workspaces to e-signature processes and content workflows – improving employee productivity and accelerating business processes. IT teams can establish a space for compliant content management, and developers can easily create customized portals for white-labeled content collaboration. Administrators have a wide range of security, data protection, and compliance features they can activate to help meet legal and regulatory requirements, internal policies, and industry standards. The Box ICM platform enables a broad range of high-value business use cases and integrates with more than 1,500 leading business applications. With hundreds of file formats and media types supported, Box is compatible with multiple application environments, operating systems, and devices – ensuring that workers can securely access their critical business content whenever and wherever they need it.

We offer our solution to our customers as a subscription-based service, with subscription fees based on the requirements of our customers, including the number of users and functionality deployed. The duration of our contracts with customers ranges from one to three years or more, and we typically invoice our customers at the beginning of the term, in annual, multi-year, quarterly or monthly installments. We recognize revenue as we satisfy our performance obligations. Accordingly, due to our subscription model, we recognize revenue for our subscription services ratably over the term of the contract.

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

As of January 31, 2026, we had over 100,000 paying organizations, and our solution was offered in 25 languages. We define paying organizations as separate and distinct buying entities, such as a company, an educational or government institution, or a distinct business unit of a large corporation, that have entered into a subscription agreement with us to utilize our services.

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

Current Period Highlights

For the years ended January 31, 2026 and 2025, our revenue was $1.18 billion and $1.09 billion, respectively, representing year-over-year growth of 8%, or 7% growth on a constant currency basis. As of January 31, 2026, our remaining performance obligations were $1.71 billion, representing a 17% increase from our remaining performance obligations of $1.47 billion as of January 31, 2025, or 16% growth on a constant currency basis. For the year ended January 31, 2026, our gross profit was $932.6 million, and our gross margin was 79.2%, compared to our gross profit of $862.0 million and our gross margin of 79.1% for the year ended January 31, 2025. For the year ended January 31, 2026, our operating income was $83.2 million and our operating margin was 7.1%, compared to our operating income of $79.6 million and our operating margin of 7.3% for the year ended January 31, 2025. For the year ended January 31, 2026, our net cash provided by operating activities was $356.5 million, a 7% increase from our net cash provided by operating activities of $332.3 million for the year ended January 31, 2025. For the year ended January 31, 2026, our non-GAAP free cash flow was $312.9 million, a 3% increase from our non-GAAP free cash flow of $304.6 million for the year ended January 31, 2025.

To supplement our current period highlights, we present growth on a constant currency basis for revenue and remaining performance obligations. Growth on a constant currency basis is determined by comparing current period reported results with the current results calculated using the equivalent rates in the prior period, excluding the effect of hedging.

Continuous Innovation

During the year ended January 31, 2026, several new products and product enhancements were made generally available or announced, including:

•
Box Extract, our solution that simplifies the process of metadata extraction across the enterprise with AI agents.

•
Box Automate, our content-focused agentic workflow automation solution that will be built natively in Box to orchestrate work across agents and teams.
•
Box Shield Pro, our solution that delivers a powerful new suite of security capabilities powered by AI that helps safeguard sensitive data, improve threat detection, and protect against ransomware.
•
Enhancements to Box AI, including a simplified interface that makes it easy to apply AI actions to content anywhere in the Box User Interface as well as improvements to the customer agent building experience for Box administrators.
•
Remote Box Model Context Protocol (MCP) Server, a secure content layer for AI that ensures any external AI agent adheres to existing Box security permissions and access policies.
•
Box Archive, our solution that provides advanced data preservation with long-term content storage.

Impact of Macroeconomic Factors on Our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Economic conditions, including impacts from inflation, higher interest rates, tariffs, slower growth, the stronger dollar versus foreign currencies, particularly the Japanese Yen, government shutdowns, reductions in U.S. federal spending, the ongoing Russia-Ukraine conflict and conflicts in the Middle East, and other changes in economic conditions, may adversely affect our results of operations and financial performance. As a result, we may continue to experience customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets for services that we offer.

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

Remaining Performance Obligations

Remaining performance obligations (RPO) represent, at a point in time, contracted revenue that has not yet been recognized. RPO consists of deferred revenue and backlog. Backlog is defined as non-cancellable contracts deemed certain to be invoiced and recognized as revenue in future periods. Future invoicing is determined to be certain when we have an executed non-cancellable contract or a significant penalty is due upon cancellation. Short-term RPO consists of the portion that is expected to be recognized within the next 12 months. While Box believes RPO is a leading indicator of revenue as it represents sales activity not yet recognized in revenue, it is not necessarily indicative of future revenue growth as it is influenced by several factors, including seasonality, contract renewal timing, average contract terms and foreign currency exchange rates. Box monitors RPO to manage the business and evaluate performance.

RPO as of January 31, 2026 was $1.71 billion, an increase of 17% from January 31, 2025. As of January 31, 2026, short-term RPO was $913.7 million, an increase of 12% from January 31, 2025, and long-term RPO was $797.0 million, an increase of 22% from January 31, 2025. The increase in RPO was driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites, the timing of customer-driven renewals, longer average contract terms, and the addition of new customers. RPO growth was favorably impacted by approximately 70 basis points due to fluctuations in foreign currency exchange rates.

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

Billings for the year ended January 31, 2026 were $1.22 billion, an increase of 10% from the year ended January 31, 2025. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites, the addition of new customers, and the timing of customer-driven renewals. Billings growth was favorably impacted by approximately 170 basis points due to fluctuations in foreign currency exchange rates.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Year Ended January 31,
	2026	2025	2024
GAAP revenue	$1,177,253	$1,090,130	$1,037,741
Deferred revenue, end of period	656,697	608,600	586,871
Less: deferred revenue, beginning of period	(608,600)	(586,871)	(566,630)
Contract assets, beginning of period	4,160	2,452	1,900
Less: contract assets, end of period	(6,479)	(4,160)	(2,452)
Billings	$1,223,031	$1,110,151	$1,057,430

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

Non-GAAP free cash flow for the year ended January 31, 2026 was $312.9 million, representing an increase of 3% from the year ended January 31, 2025. The increase in non-GAAP free cash flow was primarily driven by the increase in cash flows from operating activities and the reduction in payments of finance lease liabilities due to our migration to the public cloud from our collocated data centers, partially offset by a decrease in proceeds from sales of property and equipment, an increase in capitalized software costs, and an increase in purchases of property and equipment. The year-over-year changes in cash flows from operating activities are described in more detail under Liquidity and Capital Resources below.

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

Our net retention rate was 104%, 102%, and 101% as of January 31, 2026, 2025 and 2024, respectively. Our net retention rate continues to be impacted by heightened budget scrutiny, putting pressure on seat expansion within existing customers and increased partial customer churn. As our customers purchase add-on products or our bundled plans, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, are significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

We recognize revenue as we satisfy our performance obligations. Accordingly, due to our subscription model, we recognize revenue for our subscription and premier services ratably over the contract term. The duration of our contracts with customers ranges from one to three years or more, and we typically invoice our customers at the beginning of the term, in annual, multi-year, quarterly or monthly installments. Our subscription and premier services contracts are typically non-cancellable and do not contain refund-type provisions.

Professional services are generally billed on a fixed price basis, for which revenue is recognized over time based on the proportion performed. Professional services revenue was not material as a percentage of total revenue for all periods presented.

Revenue is presented net of sales and other taxes we collect on behalf of governmental authorities.

Cost of Revenue

Our cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, public cloud hosting costs, depreciation of servers and equipment, security services and other tools, as well as amortization expense associated with acquired technology and capitalized software development. We allocate overhead such as facilities, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below.

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

Benefit from Income Taxes

Benefit from income taxes consists primarily of U.S. and foreign income taxes and, as applicable, changes in our deferred taxes, related valuation allowance positions and uncertain tax positions.

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data):

	Year Ended January 31,
	2026	2025	2024
Consolidated Statements of Operations Data:
Revenue	$1,177,253	$1,090,130	$1,037,741
Cost of revenue (1)	244,647	228,105	260,612
Gross profit	932,606	862,025	777,129
Operating expenses:
Research and development (1)	294,542	264,853	248,767
Sales and marketing (1)	403,992	380,154	348,638
General and administrative (1)	150,883	137,384	128,971
Total operating expenses	849,417	782,391	726,376
Income from operations	83,189	79,634	50,753
Interest income	24,740	23,709	18,714
Interest expense	(10,698)	(6,075)	(3,841)
Other income (expense), net	1,498	(12,108)	(3,040)
Income before income taxes	98,729	85,160	62,586
Benefit from income taxes	(16,654)	(159,461)	(66,446)
Net income	115,383	244,621	129,032
Accretion and dividend on series A convertible preferred stock	(17,138)	(17,143)	(17,105)
Undistributed earnings attributable to preferred stockholders	(11,192)	(25,911)	(12,780)
Net income attributable to common stockholders	$87,053	$201,567	$99,147
Net income per share attributable to common stockholders
Basic	$0.60	$1.40	$0.69
Diluted	$0.58	$1.36	$0.67
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	144,195	144,228	144,203
Diluted	149,155	148,643	148,586

(1)
Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2026	2025	2024
Cost of revenue	$21,831	$18,656	$19,111
Research and development	81,364	77,557	70,240
Sales and marketing	76,568	75,281	65,886
General and administrative	53,953	47,509	43,546
Total stock-based compensation	$233,716	$219,003	$198,783

Comparison of the Years Ended January 31, 2026 and 2025

Revenue

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue	$1,177,253	$1,090,130	$87,123	8%

The $87.1 million, or 8%, increase in revenue during the year ended January 31, 2026 was primarily driven by seat growth, net of churn in existing customers and continued strong attach rates of our multi-product Suites offerings, particularly Enterprise Plus and Enterprise Advanced. The increase was also impacted by the strengthening of foreign currency exchange rates, which positively impacted our revenue growth rate by approximately 80 basis points.

Cost of Revenue

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of revenue	$244,647	$228,105	$16,542	7%
Percentage of revenue	20.8%	20.9%
Gross margin	79.2%	79.1%

The $16.5 million, or 7%, increase in cost of revenue during the year ended January 31, 2026 was primarily due to a $13.7 million increase in amortization of capitalized software, a $7.9 million increase in public cloud infrastructure costs, and a decrease of $4.5 million in gains related to the sale of data center assets due to the completion of our migration to the public cloud from our collocated data centers. This increase was partially offset by a decrease of $4.8 million in subscription software contract expense and decreases of $4.1 million in bandwidth and data center related expense and $1.3 million in contractor related costs due to the completion of our migration to the public cloud from our collocated data centers. Cost of revenue as a percentage of revenue decreased approximately 10 basis points year-over-year.

Over time, we expect our cost of revenue to increase in absolute dollars but decrease as a percentage of revenue as we invest in public cloud hosting service optimization.

Research and Development

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Research and development	$294,542	$264,853	$29,689	11%
Percentage of revenue	25%	24%

The $29.7 million, or 11%, increase in research and development expense during the year ended January 31, 2026 was primarily due to increases of $18.4 million and $6.6 million in employee related costs and stock-based compensation expense, respectively, driven by a 5% increase in headcount. The increased employee headcount and related costs are primarily driven by the growth in lower cost regions. Additionally, we had increases of $4.8 million in workforce reorganization expenses, $4.7 million in subscription software contract expense, $3.3 million in office related costs, and $2.5 million in public cloud infrastructure costs. The increase was partially offset by an increase of $10.6 million in capitalized internally developed software costs. Research and development expenses as a percentage of revenue increased approximately 100 basis points year-over-year.

We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our product offerings and services and increase headcount in lower cost regions.

Sales and Marketing

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$403,992	$380,154	$23,838	6%
Percentage of revenue	34%	35%

The $23.8 million, or 6%, increase in sales and marketing expense during the year ended January 31, 2026 was primarily due to increases of $10.6 million and $1.4 million in employee related costs and stock-based compensation expense, respectively, driven by a 5% increase in headcount, $3.1 million in workforce reorganization expenses, and $2.0 million in subscription software contract expense. Additionally, we had increases of $1.9 million in office related costs, $1.8 million in commission expenses, $1.7 million in consulting services, and $1.6 million in marketing expenses. Sales and marketing expenses as a percentage of revenue decreased approximately 100 basis points year-over-year.

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

General and Administrative

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
General and administrative	$150,883	$137,384	$13,499	10%
Percentage of revenue	13%	13%

The $13.5 million, or 10%, increase in general and administrative expense during the year ended January 31, 2026 was primarily due to increases of $6.3 million and $3.4 million in stock-based compensation expense and employee related costs, respectively, driven by a 4% increase in headcount. Additionally, we had increases of $1.3 million in workforce reorganization expenses, $1.0 million in subscription software contract expense, and $1.0 million in litigation expense. General and administrative expense as a percentage of revenue remained flat year-over-year.

We expect our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we benefit from greater operational scale and efficiency.

Interest Income

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest income	$24,740	$23,709	$1,031	4%

The $1.0 million increase during the year ended January 31, 2026 was primarily due to an increase in interest income on cash and cash equivalents and short-term investments due to higher average cash and short-term investment balances, partially offset by lower interest rates on our investments.

Interest Expense

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Interest expense	$10,698	$6,075	$4,623	76%

The $4.6 million increase during the year ended January 31, 2026 was primarily due to an increase of $5.4 million in interest expense related to the 2029 Convertible Notes, which bear interest at a rate of 1.50% per year compared to the 0.00% convertible notes that matured in 2026 (the "2026 Convertible Notes" and together with the 2029 Convertible Notes, the "Convertible Notes").

Other Income (Expense), Net

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Other income (expense), net	$1,498	$(12,108)	$13,606	(112)%

The $13.6 million increase during the year ended January 31, 2026 was primarily due to the convertible debt inducement expense of $10.1 million recognized during the year ended January 31, 2025 and an increase of $3.1 million in net foreign currency gains.

Benefit from Income Taxes

	Year Ended January 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Benefit from income taxes	$(16,654)	$(159,461)	$142,807	(90)%

The $142.8 million decrease during the year ended January 31, 2026 was primarily due to a one-time $177.6 million net benefit from the release of the U.S. valuation allowance in the year ended January 31, 2025, partially offset by a $48.4 million net benefit from adjusting our federal research and development (R&D) credits carryforwards and related uncertain tax positions (UTP) in the year ended January 31, 2026. Additionally, we had increases in foreign and U.S. income taxes resulting from increased profitability, partially offset by the benefit of the current year R&D credit and favorable shift in the mix of our jurisdictional earnings.

Liquidity and Capital Resources

As of January 31, 2026, we had cash and cash equivalents, restricted cash, and short-term investments of $479.6 million. During the year ended January 31, 2026, we generated operating cash flow of $356.5 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents, and short-term investments, together with our credit facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, public cloud obligations, repayment or refinancing of our debt obligations, settlement of our convertible senior notes and convertible preferred stock, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the years ended January 31, 2026, 2025, and 2024, our cash flows were as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Net cash provided by operating activities	$356,450	$332,257	$318,727
Net cash used in investing activities	(42,702)	(23,211)	(82,792)
Net cash used in financing activities	(569,522)	(62,362)	(272,896)

Operating Activities

The $24.2 million increase in net cash provided by operating activities for the year ended January 31, 2026 compared to the year ended January 31, 2025 was primarily due to a $152.4 million increase in non-cash items and a

$1.0 million increase in net cash provided from changes in operating assets and liabilities, partially offset by a $129.2 million decrease in our net income.

The $152.4 million increase in non-cash items was primarily due to a $139.7 million decrease in deferred income tax benefit, a $14.7 million increase in stock-based compensation expense driven by an increase in headcount, and a $10.8 million increase in depreciation and amortization expense driven by an increase in amortization of capitalized software, partially offset by a decrease of $10.1 million in induced conversion expense recognized during the year ended January 31, 2025 related to the 2026 Convertible Notes.

The $1.0 million increase in net cash provided from changes in operating assets and liabilities was primarily due to a $19.2 million change in deferred revenue due to the timing of revenue recognition, a $2.1 million change in other assets due to the timing of prepayments, and a $2.0 million change in operating lease liabilities due to recurring lease payments. These were partially offset by a $16.7 million change in accounts receivable due to the timing of our cash collections, a $4.1 million change in deferred commissions resulting from capitalization of incremental commissions paid to our sales force, and a $1.7 million change in operating lease right-of-use assets due to amortization.

Investing Activities

The $19.5 million increase in net cash used in investing activities for the year ended January 31, 2026 compared to the year ended January 31, 2025 was primarily due to a $20.9 million decrease in maturities and sales of short-term investments, an $8.1 million decrease in proceeds from sales of property and equipment, and a $7.5 million increase in capitalized software costs, partially offset by a $17.0 million decrease in purchases of short-term investments.

Financing Activities

The $507.2 million increase in net cash used in financing activities for the year ended January 31, 2026 compared to the year ended January 31, 2025 was primarily due to nonrecurring activities that were recognized during the year ended January 31, 2025, including $447.8 million in proceeds from the issuance of the 2029 Convertible Notes, net of issuance costs and $30.3 million in proceeds from the settlement of capped calls related to the 2026 Convertible Notes (the “2026 Capped Calls” and together with the 2029 Capped Calls, the “Capped Calls”), partially offset by $191.7 million paid for the partial repurchase of our 2026 Convertible Notes, $52.5 million for the purchase of 2029 Capped Calls, and $30.0 million used for principal payments on our secured credit agreement. Additionally, the decrease was driven by $205.0 million used for remaining principal payments upon the maturity of the 2026 Convertible Notes during the year ended January 31, 2026, a $78.8 million increase used for repurchases of our common stock, and a $17.6 million decrease in proceeds from the exercise of stock options.

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

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. In September 2024, using proceeds from the issuance of the 2029 Convertible Notes, we entered into separate and privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $140.0 million aggregate principal amount of the 2026 Convertible Notes. Upon maturity in 2026, we settled in full the $205.0 million outstanding principal amount in cash.

In June 2023, we entered into an amended and restated secured credit agreement (the “June 2023 Facility”) and in December 2024, we entered into Amendment No. 1 to the June 2023 Facility to provide for a $75.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. As of January 31, 2026, we had no debt outstanding on the June 2023 Facility.

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

Share Repurchase Plan

Our Board of Directors has authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions. On December 2, 2025, we announced that our Board of Directors authorized a $150 million expansion of the share repurchase plan. During the year ended January 31, 2026, we repurchased 9.7 million shares at a weighted average price of $30.35 per share for a total amount of $292.9 million. As of January 31, 2026, $59.2 million remained authorized and available for additional repurchases.

Off-Balance Sheet Arrangements

Through January 31, 2026, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces, (ii) purchase obligations not recognized on the consolidated balance sheet as of January 31, 2026, which relate primarily to public cloud hosting services and IT software and support services, and (iii) debt, including obligations under our June 2023 Facility and 2029 Convertible Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 7, 8, and 9, respectively, in Part II, Item 8 of this Annual Report on Form 10-K.

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts we believe are more likely than not to be realized. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character, within the carry-back or carry-forward periods available under the applicable tax law. In assessing our need for a valuation allowance, we consider available evidence, including past operating results, expirations or limitations of tax attributes, estimated future taxable income, and the feasibility of tax planning strategies. Our judgment regarding future estimates may change due to many factors, including future market conditions and the ability to successfully execute our business plans and tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our provision for income taxes would increase or decrease in the period in which the assessment is changed. A release of a valuation allowance would result in the recognition of certain deferred tax assets and material income tax benefit in the period of release. As of January 31, 2026 and 2025, we evaluated all negative and positive evidence and determined that our net deferred tax assets, with the exception of those in California, are more likely than not to be realizable.

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

Non-GAAP operating income, non-GAAP operating margin, non-GAAP net income attributable to common stockholders, and non-GAAP net income per share attributable to common stockholders.

We define these non-GAAP financial measures as the respective GAAP measures, excluding expenses related to stock-based compensation, acquired intangible assets amortization, and as applicable, other special items. Although stock-based compensation is an important aspect of the compensation of our employees and executives, determining the fair value of certain of the stock-based instruments we utilize involves estimation and the expense recorded may bear little resemblance to the actual value realized upon the vesting or future exercise of the related stock-based awards. Management believes it is useful to exclude stock-based compensation in order to better understand the long-term performance of our core business and to facilitate comparison of our results to those of peer companies. Management also views amortization of acquired intangible assets, such as the amortization of the cost associated with an acquired company’s developed technology and trade names, as items arising from pre-acquisition activities determined at the time of an acquisition. While these intangible assets are continually evaluated for impairment, amortization of the cost of purchased intangibles is a static expense that is not typically affected by operations during any particular period. We exclude the following expenses as they are considered by management to be special items outside of our core operating results: (1) expenses related to certain litigation, (2) expenses associated with a non-recurring workforce reorganization, consisting primarily of severance and other personnel-related costs, and (3) expenses related to acquisitions. In addition to these expenses, we exclude the following items to calculate non-GAAP net income attributable to common stockholders: (1) amortization of debt issuance costs, (2) induced conversion of convertible notes, (3) the income tax benefit from the release of a valuation allowance on deferred tax assets, (4) non-recurring benefits of federal R&D credits carryforwards and related UTP, (5) the income tax effects of non-GAAP adjustments, and (6) undistributed earnings attributable to preferred stockholders. Non-GAAP operating margin is defined as non-GAAP operating income as a percentage of revenue. Non-GAAP net income per share attributable to common stockholders is defined as non-GAAP net income attributable to common stockholders divided by the weighted-average outstanding shares.

Non-GAAP Free Cash Flow

We define non-GAAP free cash flow as cash flows from operating activities less net capital expenditures (purchases of property and equipment less proceeds from sales of property and equipment), principal payments of finance lease liabilities, capitalized software development costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify adjusting items in our reconciliation of GAAP to non-GAAP financial measures. We consider non-GAAP free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures. The presentation of non-GAAP free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

Our reconciliation of the GAAP to non-GAAP financial measures for years ended January 31, 2026, 2025 and 2024 are as follows (in thousands, except per share data and percentages):

	Year Ended January 31,
	2026		2025		2024
GAAP operating income and operating margin	$83,189	7.1%	$79,634	7.3%	$50,753	4.9%
Stock-based compensation	233,716	19.9	219,003	20.1	198,783	19.2
Acquired intangible assets amortization	3,974	0.3	4,214	0.4	5,838	0.6
Acquisition-related expenses	592	—	378	—	120	—
Expenses related to litigation	1,483	0.1	419	0.1	361	—
Workforce reorganization	10,629	0.9	—	—	912	—
Non-GAAP operating income and operating margin	$333,583	28.3%	$303,648	27.9%	$256,767	24.7%

GAAP net income and net income per share attributable to common stockholders, diluted	$87,053	$0.58	$201,567	$1.36	$99,147	$0.67
Stock-based compensation	233,716	1.57	219,003	1.47	198,783	1.34
Acquired intangible assets amortization	3,974	0.03	4,214	0.03	5,838	0.04
Acquisition-related expenses	1,973	0.01	378	—	120	—
Expenses related to litigation	1,483	0.01	419	—	361	—
Workforce reorganization	10,629	0.07	—	—	912	0.01
Amortization of debt issuance costs	3,517	0.03	2,662	0.02	1,899	0.01
Induced conversion expense (1)	—	—	10,139	0.07	—	—
Benefit from the release of a valuation allowance on deferred tax assets	—	—	(177,190)	(1.19)	(75,240)	(0.51)
Benefit from federal R&D credit	(48,381)	(0.32)	—	—	—	—
Income tax effects of non-GAAP adjustments (2)	(63,478)	(0.43)	—	—	—	—
Undistributed earnings attributable to preferred stockholders	(16,339)	(0.11)	(6,791)	(0.05)	(15,147)	(0.10)
Non-GAAP net income and net income per share attributable to common stockholders, diluted	$214,147	$1.44	$254,401	$1.71	$216,673	$1.46
Weighted-average shares used to compute GAAP net income per share attributable to common stockholders, diluted (1)	149,155		148,643		148,586
Weighted-average shares used to compute non-GAAP net income per share attributable to common stockholders, diluted	149,155		148,870		148,586

GAAP net cash provided by operating activities	$356,450		$332,257		$318,727
Purchases of property and equipment	(6,074)		(2,573)		(4,703)
Proceeds from sales of property and equipment	309		8,395		2,860
Principal payments of finance lease liabilities	—		(2,141)		(30,176)
Capitalized internal-use software costs	(37,763)		(31,332)		(17,742)
Non-GAAP free cash flow	$312,922		$304,606		$268,966
GAAP net cash used in investing activities	$(42,702)		$(23,211)		$(82,792)
GAAP net cash used in financing activities	$(569,522)		$(62,362)		$(272,896)

(1)
For the year ended January 31, 2025, weighted-average shares used to compute GAAP net income per share attributable to common stockholders, diluted exclude weighted-average shares related to the induced conversion of the 2026 Convertible Notes because the impact was antidilutive.
(2)
Non-GAAP tax provision for the year ended January 31, 2026 uses a long-term projected tax rate of 25%, which reflects currently available information and could be subject to change.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $479.6 million as of January 31, 2026. Our cash and cash equivalents and short-term investments primarily consist of overnight cash deposits, money market funds, U.S. treasury securities, certificates of deposit and non-U.S. government issued securities. We do not enter into investments for trading or speculative purposes.

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

A hypothetical increase or decrease of 100 basis points in interest rates would not have a material impact on the market value of our portfolio of short-term investments as of January 31, 2026. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

In September 2024, we issued $460.0 million aggregate principal amount of 1.50% convertible senior notes due September 15, 2029. The 2029 Convertible Notes have fixed annual interest rates and therefore we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of the 2029 Convertible Notes fluctuates when interest rates change. Additionally, the fair value of the 2029 Convertible Notes can be affected by fluctuations in our stock price. We carry the 2029 Convertible Notes at face value less unamortized issuance costs on our consolidated balance sheets, and we present the fair value for required disclosures only.

Foreign Currency Risk

Approximately 40% of our revenue is represented by customer contracts denominated in foreign currencies, which include the Japanese Yen, Euro, and British Pound. As our foreign operations continue to grow, specifically in Japan, we have increasing exposure to fluctuations in foreign currency exchange rates.

These fluctuations can result in fluctuations in our total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon translation of these amounts into U.S. dollars. For the year ended January 31, 2026, revenue growth was favorably impacted by approximately 80 basis points compared to the corresponding prior period due to fluctuations in foreign currency exchange rates. For the year ended January 31, 2026, total operating expenses were unfavorably impacted by approximately 60 basis points compared to the corresponding period due to fluctuations in foreign currency exchange rates.

Additionally, our international subsidiaries maintain certain asset and liability balances as well as operating expenses that are denominated in foreign currencies other than the functional currency and as a result, may cause us to recognize transaction gains and losses in our statement of operations impacting our operating expenses which are recognized in other income (expense), net on our consolidated statements of operations.

To mitigate risks associated with fluctuations in foreign currency exchange rates, we have entered into foreign currency derivative contracts to economically hedge unrealized gains and losses from remeasurement resulting from net outstanding monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. For all periods presented, foreign currency exchange gains and losses were not material. We have also entered into foreign currency derivative contracts designated as cash flow hedges to mitigate the impact of fluctuations in foreign exchange rates on future cash flows and earnings.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Box, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Box, Inc. (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, convertible preferred stock and stockholders’ deficit and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2026 expressed an unqualified opinion thereon.

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

Auditing the Company's revenue recognition required significant effort in the evaluation of terms and conditions in contracts that may impact revenue recognition.

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

March 9, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Box, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Box, Inc.’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Box, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, convertible preferred stock and stockholders’ deficit and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and our report dated March 9, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California

March 9, 2026

BOX, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$375,130	$624,575
Short-term investments	102,932	98,241
Accounts receivable, net	325,136	292,707
Deferred commissions	46,102	45,934
Other current assets	41,973	36,322
Total current assets	891,273	1,097,779
Property and equipment, net	23,847	24,979
Operating lease right-of-use assets, net	97,626	77,970
Goodwill	82,290	76,969
Deferred commissions, non-current	65,689	62,780
Deferred tax assets	283,997	245,417
Intangible assets, net	94,311	74,510
Other assets, non-current	7,027	7,116
Total assets	$1,546,060	$1,667,520
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$96,983	$80,069
Accrued compensation and benefits	57,791	49,721
Debt, net, current	—	203,907
Deferred revenue	647,893	588,379
Total current liabilities	802,667	922,076
Debt, net, non-current	451,011	448,638
Operating lease liabilities, non-current	76,970	68,771
Other liabilities, non-current	18,314	30,759
Total liabilities	1,348,962	1,470,244
Commitments and contingencies (Note 8)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares authorized, issued and outstanding as of January 31, 2026 and 2025	496,376	494,238
Stockholders’ deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 140,911 and 144,113 shares issued and outstanding as of January 31, 2026 and 2025, respectively	14	14
Additional paid-in capital	547,610	677,088
Accumulated other comprehensive loss	(142)	(11,921)
Accumulated deficit	(846,760)	(962,143)
Total stockholders’ deficit	(299,278)	(296,962)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,546,060	$1,667,520

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2026	2025	2024
Revenue	$1,177,253	$1,090,130	$1,037,741
Cost of revenue	244,647	228,105	260,612
Gross profit	932,606	862,025	777,129
Operating expenses:
Research and development	294,542	264,853	248,767
Sales and marketing	403,992	380,154	348,638
General and administrative	150,883	137,384	128,971
Total operating expenses	849,417	782,391	726,376
Income from operations	83,189	79,634	50,753
Interest income	24,740	23,709	18,714
Interest expense	(10,698)	(6,075)	(3,841)
Other income (expense), net	1,498	(12,108)	(3,040)
Income before income taxes	98,729	85,160	62,586
Benefit from income taxes	(16,654)	(159,461)	(66,446)
Net income	115,383	244,621	129,032
Accretion and dividend on series A convertible preferred stock	(17,138)	(17,143)	(17,105)
Undistributed earnings attributable to preferred stockholders	(11,192)	(25,911)	(12,780)
Net income attributable to common stockholders	$87,053	$201,567	$99,147
Net income per share attributable to common stockholders
Basic	$0.60	$1.40	$0.69
Diluted	$0.58	$1.36	$0.67
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	144,195	144,228	144,203
Diluted	149,155	148,643	148,586

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended January 31,
	2026	2025	2024
Net income	$115,383	$244,621	$129,032
Other comprehensive income (loss):
Foreign currency translation gain (loss)	9,585	(3,696)	(1,883)
Change in cash flow hedges, net of tax	2,168	1,446	(785)
Other, net of tax	26	15	47
Other comprehensive income (loss), net:	11,779	(2,235)	(2,621)
Comprehensive income	$127,162	$242,386	$126,411

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
Balance as of January 31, 2023	500	$489,990	144,301	$14	$818,996	$(7,065)	$(1,335,796)	$(523,851)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	6,606	—	(47,097)	—	—	(47,097)
Stock-based compensation related to stock awards	—	—	—	—	207,711	—	—	207,711
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	2,105	—	—	(17,105)	—	—	(17,105)
Repurchases of common stock	—	—	(6,554)	—	(177,131)	—	—	(177,131)
Other comprehensive loss, net	—	—	—	—	—	(2,621)	—	(2,621)
Net income	—	—	—	—	—	—	129,032	129,032
Balance as of January 31, 2024	500	$492,095	144,353	$14	$785,374	$(9,686)	$(1,206,764)	$(431,062)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	7,340	1	(34,296)	—	—	(34,295)
Stock-based compensation related to stock awards	—	—	—	—	219,618	—	—	219,618
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	2,143	—	—	(17,143)	—	—	(17,143)
Repurchases of common stock	—	—	(7,580)	(1)	(211,691)	—	—	(211,692)
Induced conversion of 2026 Convertible Notes	—	—	—	—	(42,601)	—	—	(42,601)
Purchase of 2029 Capped Calls	—	—	—	—	(52,486)	—	—	(52,486)
Settlement of 2026 Capped Calls	—	—	—	—	30,313	—	—	30,313
Other comprehensive loss, net	—	—	—	—	—	(2,235)	—	(2,235)
Net income	—	—	—	—	—	—	244,621	244,621
Balance as of January 31, 2025	500	$494,238	144,113	$14	$677,088	$(11,921)	$(962,143)	$(296,962)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	6,444	1	(56,655)	—	—	(56,654)
Stock-based compensation related to stock awards	—	—	—	—	238,322	—	—	238,322
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	2,138	—	—	(17,138)	—	—	(17,138)
Repurchases of common stock	—	—	(9,652)	(1)	(294,009)	—	—	(294,010)
Settlement of 2026 Convertible Notes upon maturity	—	—	1,141	—	2	—	—	2
Exercise of 2026 Capped Calls	—	—	(1,135)	—	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	11,779	—	11,779
Net income	—	—	—	—	—	—	115,383	115,383
Balance as of January 31, 2026	500	$496,376	140,911	$14	$547,610	$(142)	$(846,760)	$(299,278)

See notes to consolidated financial statements

BOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115,383	$244,621	$129,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,908	22,103	51,241
Stock-based compensation expense	233,716	219,003	198,783
Amortization of deferred commissions	53,343	52,561	54,227
Deferred income taxes	(31,544)	(171,225)	(75,292)
Induced conversion expense	—	10,139	—
Other	(5,551)	(2,101)	2,478
Changes in operating assets and liabilities:
Accounts receivable, net	(31,215)	(14,478)	(21,876)
Deferred commissions	(56,449)	(52,333)	(44,482)
Operating lease right-of-use assets, net	21,541	23,279	35,174
Other assets	(3,313)	(5,386)	7,256
Accounts payable, accrued expenses and other liabilities	6,805	6,391	(1,179)
Operating lease liabilities	(26,111)	(28,062)	(49,349)
Deferred revenue	46,937	27,745	32,714
Net cash provided by operating activities	356,450	332,257	318,727
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(104,363)	(121,338)	(169,416)
Maturities of short-term investments	102,600	119,896	107,950
Sales of short-term investments	—	3,567	—
Purchases of property and equipment	(6,074)	(2,573)	(4,703)
Proceeds from sales of property and equipment	309	8,395	2,860
Capitalized internal-use software costs	(35,174)	(27,633)	(16,561)
Other	—	(3,525)	(2,922)
Net cash used in investing activities	(42,702)	(23,211)	(82,792)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 2029 Convertible Notes, net of issuance costs	—	447,795	—
Partial repurchase of 2026 Convertible Notes	—	(191,713)	—
Purchase of 2029 Capped Calls	—	(52,486)	—
Settlement of 2026 Capped Calls	—	30,313	—
Principal payments on borrowings	—	(30,000)	—
Principal payments upon maturity of 2026 Convertible Notes	(205,000)	—	—
Repurchases of common stock	(289,845)	(211,060)	(177,131)
Payments of dividends to preferred stockholders	(15,000)	(15,000)	(14,943)
Proceeds from exercise of stock options	1,455	19,050	1,343
Proceeds from issuances of common stock under employee stock purchase plan	27,168	25,910	26,860
Employee payroll taxes paid for net settlement of stock awards	(85,278)	(79,256)	(74,651)
Principal payments of finance lease liabilities	—	(2,141)	(30,176)
Other	(3,022)	(3,774)	(4,198)
Net cash used in financing activities	(569,522)	(62,362)	(272,896)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,352	(4,831)	(7,822)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(249,422)	241,853	(44,783)
Cash, cash equivalents, and restricted cash, beginning of period(1)	626,110	384,257	429,040
Cash, cash equivalents, and restricted cash, end of period(1)	$376,688	$626,110	$384,257

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ from these estimates. Such estimates include, but are not limited to, the fair value of acquired intangible assets, the useful lives of intangible assets, the incremental borrowing rate we use to determine our lease liabilities, uncertain tax positions and the valuation allowance of deferred income tax assets. Management bases its estimates on historical experience and on various other assumptions which management believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Cost of Revenue

Cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation and related expenses for data center operations, customer support and professional services personnel, public cloud hosting costs, depreciation of servers and equipment, security services and other tools, as well as amortization expense associated with acquired technology and capitalized software development. We allocate overhead such as facilities, information technology costs and employee benefit costs to all departments based on headcount.

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

We deferred sales commissions costs of $56.1 million, $52.0 million and $44.5 million during the years ended January 31, 2026, 2025 and 2024, respectively, and amortized $53.0 million, $52.5 million and $54.2 million of deferred commissions during the same periods respectively.

Certain Risks and Concentrations

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. Although we deposit our cash with multiple financial institutions, our deposits are often in excess of deposit insurance coverage limits.

We sell to a broad range of customers. Our revenue is derived primarily from the U.S. across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the U.S. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of January 31, 2026, no customer accounted for more than 10% of total accounts receivable and as of January 31, 2025, two resellers, who are also customers, accounted for more than 10% of total accounts receivable. No single customer represented over 10% of revenue in the years ended January 31, 2026, 2025 and 2024.

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

Geographic Locations

For the years ended January 31, 2026, 2025 and 2024, revenue attributable to customers in the U.S. was 62%, 64% and 66%, respectively. For the years ended January 31, 2026, 2025 and 2024 revenue attributable to customers in Japan was 25%, 23% and 21%, respectively.

The following table summarizes long-lived assets by geographic location, which includes property and equipment, net and operating lease right-of-use assets, net (in thousands):

	January 31,
	2026	2025
United States	$56,488	$70,065
Poland	47,717	22,255
United Kingdom	14,919	6,745
Other	2,349	3,884
Total long-lived assets	$121,473	$102,949

Foreign Currency Translation and Transactions

The functional currency of our foreign subsidiaries is the local currency in which the foreign subsidiary operates or the U.S. dollar. Adjustments resulting from translating foreign functional currency financial statements of our foreign subsidiaries into U.S. dollars are recorded as part of a separate component of the consolidated statements of comprehensive income. Foreign currency transaction gains and losses are included within other income (expense), net, in the consolidated statements of operations for the period. Monetary assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date and nonmonetary assets and liabilities denominated in foreign currency are translated into U.S. dollars using historical exchange rates. Revenue and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

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

Short-Term Investments

Our short-term investments are primarily comprised of U.S. treasury securities and certificates of deposit. We determine the appropriate classification for our short-term investments at the time of purchase and reevaluate such designation at each balance sheet date. We have classified our short-term investments as available-for-sale securities as we may sell these securities at any time for use in operations or for other purposes. We record such securities at fair value in our consolidated balance sheet, with unrealized gains or losses reported as a component of accumulated other comprehensive loss. The amount of unrealized gains or losses reclassified into earnings is based on specific identification when the securities are sold. We periodically evaluate if any security has experienced credit-related declines in fair value, which are recorded against an allowance for credit losses with an offsetting entry to other income (expense), net on the consolidated statement of operations.

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

We also use derivatives to economically hedge gains and losses from remeasurement of monetary assets and liabilities denominated in non-functional currencies. These derivatives generally have maturities of 12 months or less. Gains or losses from derivatives not designated as cash flow hedges are recognized immediately in other income (expense), net in the consolidated statements of operations.

The fair value of all of our derivatives are classified in the consolidated balance sheets in other current assets and accounts payable, accrued expenses and other current liabilities for derivatives maturing within 12 months after the balance sheet date and other assets, non-current and other liabilities, non-current for derivatives maturing beyond 12 months after the balance sheet date. Cash flows arising from maturities of derivatives both designated as cash flow hedges and functioning as economic hedges are classified as operating activities in the consolidated statements of cash flows.

We executed master netting agreements with the respective counterparties of the foreign currency forward contracts, subject to applicable requirements, and are permitted to net settle transactions of the same currency with a single net amount payable by one party to the other. These derivatives are not subject to any credit contingent features negotiated with the respective counterparties. We are not required to pledge nor are we entitled to receive cash collateral related to these contracts. As of January 31, 2026, the potential effects of these rights of setoff associated with our foreign currency forward contracts were not material.

Accounts Receivable and Related Allowance

Accounts receivable are recorded at the invoiced amounts and do not bear interest. We maintain an allowance for accounts receivable based upon expected collectability. We assess the collectability of the accounts by taking into consideration the aging of our trade receivables, historical experience, reasonable and supportable forecasts of future economic conditions, and management judgment. We write off trade receivables against the allowance when management determines a balance is uncollectible and no longer intends to actively pursue collection of the receivable.

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

We measure right-of-use assets based on the corresponding lease liabilities adjusted for (i) prepayments made to the lessor at or before the commencement date, (ii) initial direct costs we incur, and (iii) tenant incentives under the lease. We evaluate the recoverability of our right-of-use assets for possible impairment in accordance with our long-lived assets policy. We do not recognize right-of-use assets or lease liabilities for short-term leases, which have a lease term of twelve months or less, and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Operating leases are reflected in operating lease right-of-use assets, accounts payable, accrued expenses, and other current liabilities, and operating lease liabilities, non-current on our consolidated balance sheets.

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

Capitalized Software Development Costs

We capitalize costs to develop software for internal use incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Once an application has reached the development stage, qualifying internal and external costs are capitalized until the application is substantially complete and ready for its intended use. Capitalized qualifying costs are amortized on a straight-line basis when the software is ready for its intended use over an estimated useful life, which is generally three years. Internal-use software costs also include third-party on-premises software, which is amortized over the license term. We evaluate the useful lives of these assets on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the years ended January 31, 2026, 2025 and 2024 were $28.7 million, $27.1 million and $17.5 million, respectively.

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

We elected to account for the income tax effects of global intangible low-taxed income (GILTI) as a period cost in the year the tax is incurred.

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

On July 4, 2025, the OBBBA was enacted, which includes provisions for the immediate expensing of domestic research and development costs, enhanced deductions for capital expenditures, and modifications to U.S. tax on foreign earnings. Our ability to immediately expense domestic-incurred research and experimental (R&E) costs as reinstated by OBBBA resulted in a reduction in the U.S. taxation of profits derived from our foreign operations, which benefited our effective tax rate.

Workforce Reorganization

During fiscal year 2026, we conducted a workforce reorganization effort to better align our resources with our strategic priorities. This resulted in charges of approximately $10.6 million for the year ended January 31, 2026, primarily consisting of severance and termination benefits, continuation of employee health benefits, and other personnel related costs.

Recently Adopted and Issued Accounting Pronouncements

In September 2025, the FASB issued Accounting Standards Update (ASU) 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software by eliminating project stages and requiring capitalization once a project is (1) authorized with committed funding and (2) is probable of completion. This ASU is effective for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual reporting period. We are currently evaluating the impact of this new standard on our consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about the types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions in the statement of operations. For interim and annual reporting periods, entities will be required to provide this information in tabular format in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this new standard on our consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires greater disaggregation of tax information on the rate reconciliation and income taxes paid disclosures. This ASU is effective for fiscal years beginning after December 15, 2024. We adopted this new standard, effective January 31,

2026, on a prospective basis. The adoption resulted in disclosures with additional disaggregated tax information. Refer to Note 13 in Part II, Item 8 of this Annual Report on Form 10-K for detailed income tax disclosures.

There were no other recently adopted or issued accounting pronouncements that had a material impact on our consolidated financial statements for the year ended January 31, 2026.

Note 3. Revenue

Deferred Revenue

Deferred revenue was $656.7 million and $608.6 million as of January 31, 2026 and 2025, respectively. During the years ended January 31, 2026 and 2025, we recognized $588.4 million and $568.3 million of revenue that was included in the deferred revenue balance as of January 31, 2025 and 2024, respectively.

Contract Assets

Contract assets were $6.5 million and $4.2 million as of January 31, 2026 and 2025, respectively, and are included in accounts receivable, net in the consolidated balance sheets.

Transaction Price Allocated to the Remaining Performance Obligations

As of January 31, 2026, we had remaining performance obligations from contracts with customers of $1.71 billion. We expect to recognize revenue on approximately 53% and 78% of these remaining performance obligations over the next 12 and 24 months on a cumulative basis, respectively, with the balance recognized thereafter.

Note 4. Fair Value of Financial Instruments

Fair Value Measurements of Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities subject to the fair value disclosure requirements were as follows (in thousands):

	January 31, 2026
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$68,169	$—	$68,169
Short-term investments:
U.S. treasury securities	102,932	—	102,932
Other current assets:
Forward contracts designated as cash flow hedges	—	6,150	6,150
Total current assets	171,101	6,150	177,251
Other assets, non-current:
Forward contracts designated as cash flow hedges	—	855	855
Total assets	$171,101	$7,005	$178,106

Other current liabilities:
Forward contracts designated as cash flow hedges	$—	$802	$802
Forward contracts not designated as cash flow hedges	—	906	906
Total current liabilities	—	1,708	1,708
Other liabilities, non-current:
Forward contracts designated as cash flow hedges	—	185	185
Total liabilities	$—	$1,893	$1,893

	January 31, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$188,307	$—	$188,307
Short-term investments:
U.S. treasury securities	98,241	—	98,241
Total cash equivalents and short-term investments	$286,548	$—	$286,548

As of January 31, 2025, forward contracts were not material.

There were no material differences between the estimated fair value and amortized cost of our cash equivalents and short-term investments.

As of January 31, 2026, remaining contractual maturities of our cash equivalents and short-term investments were as follows (in thousands):

January 31, 2026
Due within one year	$144,730
Due between one to five years	26,371
Total	$171,101

As of January 31, 2026, we do not consider any portion of the unrealized losses to be credit losses.

Fair Value Measurements of Other Financial Instruments

The Convertible Notes are recorded at principal less unamortized issuance costs in the consolidated balance sheets but are measured at fair value on a quarterly basis for disclosure purposes. The estimated fair values of the Convertible Notes, which we have classified as Level 2 financial instruments, were determined using observable market prices. The net carrying amounts and estimated fair values of the Convertible Notes were as follows (in thousands):

	January 31,
	2026		2025
	Net Carrying Amount	Estimated Fair Value	Net Carrying Amount	Estimated Fair Value
2026 Convertible Notes	$—	$—	$203,907	$260,248
2029 Convertible Notes	451,011	434,378	448,638	458,103
Total	$451,011	$434,378	$652,545	$718,351

Refer to Note 9 for detailed calculations of the net carrying amounts of the Convertible Notes. We settled the 2026 Convertible Notes in full at maturity.

Note 5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	January 31,
	2026	2025
Leasehold improvements	$69,344	$68,039
Computer-related equipment and software	22,942	20,876
Furniture and fixtures	19,104	16,595
Construction in progress	1,232	967
Total property and equipment	112,622	106,477
Less: accumulated depreciation	(88,775)	(81,498)
Total property and equipment, net	$23,847	$24,979

Depreciation expense related to property and equipment was $8.3 million, $8.2 million and $37.0 million for the years ended January 31, 2026, 2025 and 2024, respectively.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	January 31,
	2026	2025
Internally developed software	$116,942	104,633
Acquired developed technology	3,658	26,872
On-premises software	9,964	22,889
Total intangible assets	130,564	154,394
Less: accumulated amortization	(36,253)	(79,884)
Total intangible assets, net	$94,311	$74,510

Intangible assets are amortized on a straight-line basis over the useful life. Amortization expense for intangible assets was $31.2 million, $17.1 million, and $16.6 million for the years ending January 31, 2026, 2025, and 2024, respectively.

As of January 31, 2026, expected amortization expense for intangible assets was as follows (in thousands):

Years ending January 31:
2027	$38,048
2028	35,720
2029	18,366
2030	2,177
Total	$94,311

As of January 31, 2026, we capitalized internally developed software of $46.9 million for numerous projects that were not yet ready for their intended use. The majority of these projects, which generally have a useful life of three years, are expected to commence amortization in fiscal year 2027.

Note 6. Derivative Instruments

The notional amounts of our outstanding foreign currency forward contracts were as follows (in thousands):

	January 31,
	2026	2025
Forward contracts designated as cash flow hedges	$219,196	$34,082
Forward contracts not designated as cash flow hedges	63,404	67,551
Total	$282,600	$101,633

Pre-tax gains (losses) associated with foreign currency forward contracts were as follows (in thousands):

Year Ended January 31,
2026
Forward contracts designated as cash flow hedges
Gain recognized in other comprehensive income (loss), net	$3,589
Gain reclassified from accumulated other comprehensive loss into net income	4,065
Total gain	$7,654

Forward contracts not designated as cash flow hedges
Loss recognized in net income	$(6,899)
Net Gain	$755

Pre-tax gains (losses) associated with foreign currency forward contracts were not material for the year ended January 31, 2025.

As of January 31, 2026, we expect to reclassify $5.3 million of pre-tax gains out of accumulated other loss into earnings within the next twelve months.

Note 7. Leases

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

The components of lease cost, which were included in operating expenses in our consolidated statements of operations, were as follows (in thousands):

	Year Ended January 31,
	2026	2025
Operating lease cost, gross	$26,931	$29,855
Variable lease cost, gross	7,717	6,871
Sublease income	(3,620)	(5,567)
Other	—	386
Total lease cost	$31,028	$31,545

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended January 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$34,555	$34,134
Right-of-use assets obtained in exchange of operating lease obligations	34,622	2,357

The weighted-average remaining term of operating leases was 5.38 years and 4.0 years as of January 31, 2026 and 2025, respectively. The weighted-average discount rate used to measure the present value of our operating lease liabilities was 6.01% and 6.03% as of January 31, 2026 and 2025, respectively.

As of January 31, 2026, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)
2027	$32,960
2028	31,021
2029	17,850
2030	8,397
2031	7,377
Thereafter	26,288
Total lease payments	123,893
Less: imputed interest	(18,760)
Present value of total lease liabilities	$105,133

(1)
Non-cancellable sublease proceeds for the years ending January 31, 2027, 2028, and 2029 of $4.9 million, $5.1 million, and $1.8 million, respectively, are not included in the table above.

As of January 31, 2026, we had one operating lease for an office space that has not yet commenced. This operating lease has aggregated undiscounted future payments of $11.4 million and a lease term of approximately 10 years. This operating lease is estimated to commence during the first half of fiscal year 2027.

Note 8. Commitments and Contingencies

Letters of Credit

As of January 31, 2026 and 2025, we had letters of credit in the aggregate amount of $12.3 million and $11.2 million, respectively, in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 9.

Purchase Obligations

Our purchase obligations relate primarily to public cloud hosting services and IT software and support services costs and have terms ranging from two to five years. As of January 31, 2026, future minimum payments under non-cancellable contractual purchases, which were not recognized on our consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Years ending January 31:
2027	$22,396
2028	102,598
2029	128,860
2030	132,310
2031	176,346
Total	$562,510

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of January 31, 2026.

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

As of January 31, 2026, the conditions allowing holders of the 2029 Convertible Notes to convert were not met.

2026 Convertible Notes

In January 2021, we issued $345.0 million aggregate principal amount of 0.00% convertible senior notes due January 15, 2026. In September 2024, using proceeds from the issuance of the 2029 Convertible Notes, we entered into separate and privately negotiated transactions with certain holders of the 2026 Convertible Notes to repurchase $140.0 million aggregate principal amount of the 2026 Convertible Notes for an aggregate amount of $191.7 million of cash. The repurchase was accounted for as an induced conversion. We recognized $10.1 million of induced conversion expense, representing the fair value of the consideration paid to certain holders of the 2026 Convertible Notes in excess of the value to which they were entitled to receive pursuant to the original conversion terms. This expense was recognized in other income (expense), net on our consolidated statements of operations. The remaining consideration of $42.6 million, after accounting for the induced conversion expense and carrying value of the 2026 Convertible Notes on the date of repurchase, including unamortized debt issuance costs of $1.0 million, was recorded as a reduction to additional paid-in capital.

The 2026 Convertible Notes became convertible at the option of the holders on October 15, 2025, in accordance with the conversion privilege in the indenture governing the 2026 Convertible Notes. On January 15, 2026, we settled the outstanding $205.0 million aggregate principal amount in cash and the conversion premium by issuing 1.1 million shares of our Class A common stock.

The net carrying amount of the Convertible Notes consisted of the following (in thousands):

	January 31,
	2026		2025
	2029 Convertible Notes	2026 Convertible Notes	2029 Convertible Notes	2026 Convertible Notes
Principal	$460,000	$—	$460,000	$205,000
Unamortized issuance costs	(8,989)	—	(11,362)	(1,093)
Net carrying amount	$451,011	$—	$448,638	$203,907

Issuance costs are being amortized to interest expense over the term of the Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs of the 2029 Convertible Notes is 2.06%. The effective interest rate used to amortize the issuance costs of the 2026 Convertible Notes remained was 0.56% through the maturity date. Interest expense recognized related to the Convertible Notes for the year ended January 31, 2026 was $10.4 million, and was not material for the years ended January 31, 2025 and 2024.

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

In connection with the pricing of the 2026 Convertible Notes, we entered into privately negotiated capped call transactions with certain counterparties. In September 2024, in connection with the repurchase of the 2026 Convertible Notes, we entered into agreements to unwind a portion of the 2026 Capped Calls and received approximately $30.3 million, which was recorded as an increase to additional paid-in capital. Upon maturity of the 2026 Convertible Notes, we exercised the remaining outstanding 2026 Capped Calls, which offset the shares issued from settling the conversion premium by 1.1 million shares.

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

As of January 31, 2026, we had no debt outstanding on the June 2023 Facility and were in compliance with all financial covenants.

Note 10. Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Common Stock

The holder of each share of Class A common stock is entitled to 1 vote per share. As of January 31, 2026 and 2025, we had authorized 1,000,000,000 shares of Class A common stock, par value of $0.0001 per share. 140,910,671 and 144,112,756 shares of Class A common stock were issued and outstanding as of January 31, 2026 and 2025, respectively.

Preferred Stock

As of January 31, 2026 and 2025, we had authorized 100,000,000 shares of undesignated preferred stock, par value of $0.0001 per share. 500,000 shares of Series A Convertible Preferred Stock were issued and outstanding as of January 31, 2026 and 2025.

Treasury Stock

As of January 31, 2026 and 2025, we held an aggregate of 3,107,809 shares of common stock as treasury stock.

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

We have applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and have therefore classified the Series A Preferred Stock as mezzanine equity. The Series A Preferred Stock was recorded outside of stockholders’ deficit because the shares may be redeemed at the option of the holders and that redemption option is not solely within our control. Upon issuance, we recorded the Series A Preferred Stock, net of issuance costs. We have elected to accrete the issuance costs through the date the shares can first be redeemed at the option of the holders, which is the seventh anniversary of the Closing Date using the effective interest rate method. During the years ended January 31, 2026 and 2025, accretion recognized was not material.

During the years ended January 31, 2026 and 2025, we paid cash dividends to our Series A Preferred Stockholders in the amount of $15.0 million in both periods. As of January 31, 2026, we had accrued dividends of $1.3 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to our accumulated deficit.

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

During the year ended January 31, 2026, we repurchased 9.7 million shares at a weighted average price of $30.35 per share for a total amount of $292.9 million. During the year ended January 31, 2025, we repurchased 7.6 million shares at a weighted average price of $27.90 for a total amount of $211.5 million. As of January 31, 2026, $59.2 million remained authorized and available for additional repurchases.

Note 11. Stock-Based Compensation

Employee Equity Plans

In January 2015, our Board of Directors adopted the 2015 Plan, which became effective prior to the completion of our IPO. Awards granted under the 2015 Plan may be (i) incentive stock options, (ii) nonstatutory stock options, (iii) restricted stock units, (iv) restricted stock awards or (v) stock appreciation rights, as determined by our Board of Directors at the time of grant. Generally, our restricted stock units vest over four years and, (a) for employee new hire restricted stock unit grants, twenty-five percent vest one year from the vesting commencement date and continue to vest 1/16th per quarter thereafter; or (b) for employee refresh restricted stock unit grants, 1/16th per quarter vest from the vesting commencement date. On July 2, 2024, our stockholders approved the amended and restated 2015 Plan. Subject to the adjustment provisions, the maximum number of shares that may be issued under the 2015 Plan is (a) 9,000,000 shares of our Class A common stock, plus (b) any shares subject to awards granted under our 2011 Equity Incentive Plan, as amended, and the 2015 Plan that were outstanding on or prior to the approval of the amended and restated 2015 Plan, and that subsequently expire, are forfeited to or repurchased, or otherwise terminate without having been exercised or issued in full, up to a maximum of 20,228,040 shares. As of January 31, 2026, 9,021,758 shares were reserved for future issuance under the 2015 Plan.

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

On each purchase date, eligible employees may purchase our stock at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the offering date or (2) the fair market value of our stock on the purchase date. In the event the price is lower on the last day of any purchase price period, in addition to using that price as the basis for that purchase period, the offering period resets and the new lower price becomes the new offering price for a new 24 month offering period. As of January 31, 2026, 7,591,319 shares were reserved for future issuance under the 2015 ESPP.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-
		Weighted-	Average Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Balance as of January 31, 2024	2,283,543	$17.69	2.93	$18,975
Options exercised	(1,271,158)	17.52
Balance as of January 31, 2025	1,012,385	17.90	2.80	15,679
Options exercised	(83,033)	17.52
Balance as of January 31, 2026	929,352	$17.94	2.02	$6,954
Exercisable as of January 31, 2026	929,352	$17.94	2.02	$6,954

Shares Subject to Options Outstanding Weighted-Average Weighted-Remaining Average Exercise Contractual Life Aggregate Shares Price (Years) Intrinsic Value (in thousands) Balance as of January 31, 2019 Options granted Option exercised Options forfeited/cancelled Balance as of January 31, 2020 Options granted Option exercised Options forfeited/cancelled Balance as of January 31, 2021 Vested and expected to vest as of January 31, 2021 Exercisable as of January 31, 2021 9,096,961 $9.01 4.97 $ 108,731 577,082 19.89 (659,34) 9.05 (242,110) 17.63 8,772,585 $ 9.48 4.27 $ 60,221 31,666 12.48 (1,994,667) 5.14 (192,547) 10.73 6,617,037 $ 10.773.77 $ 48,098 6,554,892 $ 10.68 3.74 $ 48,092 5,348,780 $ 8.59 2.87 $ 47,974

The aggregate intrinsic value of exercisable options as of January 31, 2026 is calculated based on the difference between the exercise price and the current fair value of our common stock. The aggregate intrinsic value of exercised options for the years ended January 31, 2026, 2025 and 2024 was $1.5 million, $14.8 million, and $1.6 million, respectively. During the years ended January 31, 2026, 2025, and 2024, realized tax benefits in connection with stock options exercised were not material. No stock options vested during the years ended January 31, 2026 and 2025 and the aggregate estimated fair value of stock options that vested during the year ended January 31, 2024 was not material. There were no options granted to employees during the years ended January 31, 2026, 2025 and 2024.

Restricted Stock Units

The following table summarizes the restricted stock unit activity, inclusive of performance-based and market-based restricted stock units, under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2024	14,079,595	$26.17
Granted	10,058,585	29.05
Vested	(7,628,341)	26.15
Forfeited/cancelled	(1,833,465)	27.02
Unvested balance - January 31, 2025	14,676,374	28.04
Granted	9,061,638	30.87
Vested	(7,796,622)	28.22
Forfeited/cancelled	(1,809,177)	28.25
Unvested balance - January 31, 2026	14,132,213	$29.74

er of Weighted- Restricted Average Stock Units Grant Date Outstanding Fair Value Unvested balance - January 31, 2019 18,098,707 $ 19.35 Granted 12,436,586 18.81 Vested, net of shares withheld for employee payroll taxes (4,166,907) 19.92 Forfeited/cancelled (4,560,279) 19.77 Unvested balance - January 31, 2020 21,808,107 $ 18.85 Granted 10,702,574 15.82 Vested, net of shares withheld for employee payroll taxes (5,100,239) 18.28 Forfeited/cancelled (13,079,764) 17.87 Unvested balance - January 31, 2021 14,330,678 $ 17.68

The total fair value of vested restricted stock units for the years ended January 31, 2026, 2025 and 2024 was $249.4 million, $226.9 million, and $214.6 million. During the years ended January 31, 2026 and 2025, we realized tax benefits in connection with the vesting and issuance of restricted stock units of $46.2 million and $42.1 million, respectively. The tax benefits realized in connection with the vesting and issuance of restricted stock units during the year ended January 31, 2024 were not material. As of January 31, 2026, there was $366.4 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, inclusive of performance-based and market-based restricted stock units, granted to employees that is expected to be recognized over a weighted-average period of 2.54 years.

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

During the years ended January 31, 2026 and 2025, we recognized stock-based compensation expense related to Executive Bonus Plans in the amount of $15.9 million and $13.4 million, respectively. The unrecognized compensation expense related to the ungranted and unvested Executive Bonus Plan for fiscal year 2026 is $3.4 million, based on the expected performance against the pre-established corporate financial objectives as of January 31, 2026, which is expected to be recognized during the first quarter of fiscal year 2027.

Performance-Based and Market-Based Restricted Stock Units

During the years ended January 31, 2026, 2025 and 2024, we granted performance-based restricted stock units to our named executive officers. The performance-based restricted stock units are subject to vesting based on the achievement of both performance-based and service-based conditions. The performance-based restricted stock units vest annually over a period of three years from the date of grant, subject to the executive's continued employment.

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

During the years ended January 31, 2026, 2025, and 2024, stock-based compensation expense related to performance-based and market-based restricted stock units was $11.7 million, $5.5 million, and $2.8 million, respectively.

2015 ESPP

As of January 31, 2026, there was $14.3 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over a weighted-average period of 1.53 years.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended January 31,
	2026	2025	2024

Cost of revenue	$21,831	$18,656	$19,111
Research and development	81,364	77,557	70,240
Sales and marketing	76,568	75,281	65,886
General and administrative	53,953	47,509	43,546
Total stock-based compensation	$233,716	$219,003	$198,783

Year Ended January 31, 2021 2020 2019 Cost of revenue $ 18,936 $ 16,769 $ 14,065 Research and development 61,145 62,565 45,189 Sales and marketing 42,015 38,030 36,864 General and administrative 32,196 28,624 23,178 Total stock-based compensation $ 154,292 $ 145,988 $ 119,296

During the years ended January 31, 2026, 2025 and 2024, we capitalized $13.3 million, $10.6 million, and $7.0 million, respectively, of stock-based compensation expense related to eligible capitalized software development projects.

Determination of Fair Value

We estimated the fair value of 2015 ESPP purchase rights using a Black-Scholes option pricing model with the following assumptions:

	Year Ended January 31,
	2026			2025			2024
Employee Stock Purchase Plan
Expected term (in years)	0.5	–	2.0	0.5	–	2.0	0.5	–	2.0
Risk-free interest rate	3.5%	–	4.3%	3.6%	–	5.4%	4.1%	–	5.5%
Volatility	23%	–	32%	28%	–	35%	27%	–	40%
Dividend yield			0%			0%			0%

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

Note 12. Net Income per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended January 31,
	2026	2025	2024
Numerator:
Net income	$115,383	$244,621	$129,032
Accretion and dividend on series A convertible preferred stock	(17,138)	(17,143)	(17,105)
Undistributed earnings attributable to preferred stockholders	(11,192)	(25,911)	(12,780)
Net income attributable to common stockholders, basic and diluted	$87,053	$201,567	$99,147

Denominator:
Weighted-average number of shares used to compute net income per share attributable to common stockholders, basic	144,195	144,228	144,203
Dilutive effect of awards issued under employee equity plans	3,460	3,434	3,549
Dilutive effect of shares related to the convertible senior notes	1,500	981	834
Weighted-average number of shares used to compute net income per share attributable to common stockholders, diluted	149,155	148,643	148,586

Net income per share attributable to common stockholders, basic	$0.60	$1.40	$0.69
Net income per share attributable to common stockholders, diluted	$0.58	$1.36	$0.67

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

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Year Ended January 31,
	2026	2025	2024
Options to purchase common stock	—	—	7
Restricted stock units	210	3	57
Employee stock purchase plan	—	107	664
Shares related to convertible preferred stock	18,566	18,540	18,587
Shares related to the convertible senior notes	—	227	—
Total	18,776	18,877	19,315

Note 13. Income Taxes

The components of income before income taxes were as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
United States	$21,047	$13,890	$14,174
Foreign	77,682	71,270	48,412
Total	$98,729	$85,160	$62,586

The components of benefit from income taxes were as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Current:
Federal	$20	$—	$—
State	1,330	1,196	1,887
Foreign	13,540	10,568	6,959
Total	14,890	11,764	8,846
Deferred:
Federal	(38,611)	(154,032)	(91)
State	855	(23,614)	59
Foreign	6,212	6,421	(75,260)
Total	(31,544)	(171,225)	(75,292)
Benefit from income taxes	$(16,654)	$(159,461)	$(66,446)

A reconciliation of the benefit from income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for the year ended January 31, 2026, after the adoption of ASU 2023-09, is as follows (in thousands):

		Year Ended January 31, 2026
		$	%
Tax at statutory federal rate		$20,763	21.0%
State and local income taxes, net of federal benefit (1)		1,883	1.9%
Foreign tax effects:
Japan
Statutory rate difference between Japan and United States		1,544	1.6%
Other	-	(498)	(0.5)%
United Kingdom
Statutory rate difference between United Kingdom and United States		2,314	2.3%
Stock-based compensation windfalls		(2,065)	(2.1)%
Intra-group transfer of intellectual property		(1,318)	(1.3)%
Other		(99)	(0.1)%
Netherlands
Prior period examination adjustment		3,173	3.2%
Other		57	0.1%
Other foreign jurisdictions		320	0.3%
Effect of cross-border tax laws:
Global intangible low-taxed income		3,498	3.5%
Subpart F income inclusion		1,473	1.5%
Tax credits:
Research and development tax credits		(22,258)	(22.5)%
Nontaxable or nondeductible items:
Non-deductible stock-based compensation		12,626	12.8%
Stock-based compensation windfalls		(6,448)	(6.5)%
Other		1,041	1.1%
Changes in unrecognized tax benefits		(32,703)	(33.1)%
Other Adjustments		43	0.0%
Total benefit from income taxes		$(16,654)	(16.8)%

(1)
The states that contribute to the majority (greater than 50%) of the tax effect in this category include Illinois, New Jersey, New York, and Massachusetts.

A reconciliation of the benefit from income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for the years ended January 31, 2025 and 2024, prior to the adoption of ASU 2023-09, is as follows (in thousands):

	Year Ended January 31,
	2025	2024
Tax at statutory federal rate	$17,884	$13,139
State taxes, net of federal benefit	2,782	3,792
U.S. tax on foreign earnings	17,389	14,569
Foreign rate difference	2,022	819
Nondeductible expenses	828	701
Induced conversion expense	2,129	—
Research and development credit	(7,880)	(7,916)
Change in reserve for unrecognized tax benefits	7,880	7,916
Stock-based compensation	1,032	3,555
Change in valuation allowance, including the effect of tax rate change	(203,542)	(102,573)
Other	15	(448)
Total benefit from income taxes	$(159,461)	$(66,446)

The significant components of our deferred tax assets and liabilities were as follows (in thousands):

	January 31,
	2026	2025
Deferred tax assets:
Net operating loss carryover	$119,976	$149,519
Capitalized research and development	104,649	93,398
Depreciation and amortization	14,787	11,218
Operating lease liabilities	20,550	20,582
Tax credit carryover	97,879	4,058
Other	14,976	16,319
Total deferred tax assets	372,817	295,094
Valuation allowance	(66,601)	(28,526)
Total deferred tax assets, net of valuation allowance	306,216	266,568
Deferred tax liabilities:
Operating lease right-of-use assets, net	(17,033)	(15,307)
Deferred commissions	(4,273)	(3,502)
Goodwill with indefinite life amortization	(2,302)	(1,932)
Other	(1,499)	(57)
Total deferred tax liabilities	(25,107)	(20,798)
Net deferred tax assets	$281,109	$245,770

We assess the realizability of deferred tax assets by considering whether it is more likely than not that some portion or all the deferred tax assets will not be realized. As a result, we continue to maintain a valuation allowance against our California deferred tax assets to the extent they are not offset by liabilities from uncertain tax positions.

During the year ended January 31, 2026, the valuation allowance increased by $38.1 million, primarily due to the increase in our California research and development tax credits. During the year ended January 31, 2025, the valuation allowance decreased by $202.2 million.

Provisions enacted in the 2017 Tax Cuts and Jobs Act related to the capitalization for tax purposes of R&E expenditures became effective for tax years beginning after December 31, 2021. For the years ended January 31, 2023 through January 31, 2025, we capitalized and amortized R&E expenditures over five years for domestic research and 15 years for international research rather than expensing these costs as incurred. On July 4, 2025, OBBBA was enacted, which includes provisions for the immediate expensing of domestic R&E costs. As a result, we immediately expensed domestic R&E costs incurred in the current year. Additionally, our ability to immediately expense domestic-incurred R&E costs as reinstated by OBBBA resulted in a reduction in the U.S. taxation of profits derived from our foreign operations, which benefited our effective tax rate. We recorded a net deferred tax asset of $64.0 million and $90.2 million, respectively, related to the capitalization requirement during the years ended January 31, 2026 and 2025.

As of January 31, 2026, we had federal, state, and foreign net operating loss carryforwards of $111.1 million, $462.6 million and $239.9 million, respectively, available to offset future taxable income. The federal net operating loss carryforwards generated prior to fiscal year 2019 will expire at various dates beginning in 2037, if not utilized. We have federal net operating loss carryforwards of $119.2 million, which can be carried forward indefinitely. The state net operating loss carryforwards will expire at various dates beginning in 2027, if not utilized. The foreign net operating loss carryforwards do not expire. In addition, as of January 31, 2026, we had federal and state research and development tax credit carryforwards of $93.3 million and $79.8 million, respectively. The federal research and development tax credit carryforwards will expire beginning in 2027, if not utilized. The state research and development tax credit carryforwards do not expire.

Utilization of the federal and state net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. We completed a Section 382 ownership change analysis through fiscal year 2026 tax periods, which concluded that our net operating losses are not permanently limited. Subsequent ownership changes may further affect the limitation in future years but we do not expect that the annual limitations will significantly impact our ability to utilize net operating loss or tax credit carryforward.

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

A reconciliation of the gross unrecognized tax benefits is as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Unrecognized tax benefits—beginning of period	$132,574	$118,981	$103,636
Reductions for tax positions related to prior year	(69,833)	(49)	—
Additions for tax positions related to prior year	—	—	1,733
Additions for tax positions related to current year	3,764	13,642	13,612
Unrecognized tax benefits—end of period	$66,505	$132,574	$118,981

As of January 31, 2026, the balance of unrecognized tax benefits was $66.5 million of which $38.1 million, if recognized, would affect the effective tax rate and $28.4 million would result in an adjustment to deferred tax assets with corresponding adjustments to the valuation allowance. As of January 31, 2025, the balance of unrecognized tax benefits was $132.6 million, of which $69.1 million, if recognized, would affect the effective tax rate and $63.5 million would result in an adjustment to deferred tax assets with corresponding adjustments to the valuation allowance. The gross unrecognized tax benefits, if recognized, would not materially affect the effective tax rate as of January 31, 2024.

In the year ended January 31, 2026, we recognized a $48.4 million net benefit from adjusting our federal R&D credits carryforwards and related UTP.

Our policy is to classify interest and penalties associated with uncertain tax positions, if any, as a component of our income tax provision. Interest and penalties were not significant during the years ended January 31, 2026, 2025 and 2024.

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

The amounts of cash paid for income taxes, net of refunds received, were as follows (in thousands):

Year Ended January 31,
2026
State	$1,327
Foreign:
United Kingdom	7,866
Japan	1,148
Netherlands	808
Poland	796
Other	565
Cash paid for income taxes, net of refunds received	$12,510

The amount of cash paid for income taxes, net of refunds received, for the years ended January 31, 2025 and 2024 was $13.6 million and $8.5 million, respectively.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2026. The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. OTHER INFORMATION

During the three months ended January 31, 2026, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2026 annual meeting of stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our year ended January 31, 2026, and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit		Incorporated by References
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Box, Inc., as amended.

3.2	Amended and Restated Bylaws of Box, Inc., effective February 13, 2024.	8-K	001-36805	3.1	February 16, 2024

3.3	Certificate of Retirement of Class B Common Stock of Box, Inc., dated June 16, 2018.	8-K	001-36805	3.1	June 15, 2018

3.4	Certificate of Designations Designating the Series A Convertible Preferred Stock.	8-K	001-36805	3.1	May 18, 2021

4.1	Form of common stock certificate of the Registrant.	S-1/A	333-194767	4.1	July 7, 2014

4.2	Description of Capital Stock.	10-K	001-36805	4.2	March 10, 2025

4.3	Indenture, dated as of September 20, 2024, between Box, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-36805	4.1	September 20, 2024

4.4	Form of 1.50% Convertible Senior Notes due 2029 (included in Exhibit 4.3).	8-K	001-36805	4.2	September 20, 2024

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-194767	10.1	July 7, 2014

10.2*	Box, Inc. Amended and Restated 2015 Equity Incentive Plan, effective June 27, 2025.	8-K	001-36805	10.1	July 3, 2025

10.3*	Box, Inc. Amended and Restated 2015 Employee Stock Purchase Plan, effective June 27, 2025.	8-K	001-36805	10.2	July 3, 2025

10.4*	Box, Inc. Amended and Restated 2015 Equity Incentive Plan Form of Global Restricted Stock Unit Agreement.

10.5*	Box, Inc. Executive Incentive Plan.	S-1/A	333-194767	10.6	July 7, 2014

10.6*	Box, Inc. Outside Director Compensation Policy, amended and restated on April 15, 2025.	10-Q	001-36805	10.1	May 29, 2025

10.7*	Change in Control and Severance Agreement between the Registrant and Aaron Levie.

10.8*	Change in Control and Severance Agreement between the Registrant and Dylan Smith.

10.9*	Change in Control and Severance Agreement between the Registrant and Olivia Nottebohm.

10.10	Office Lease between the Registrant and Redwood City Partners, LLC, dated as of September 15, 2014.	S-1/A	333-194767	10.18	January 9, 2015

10.11	First Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of March 17, 2015.	10-Q	001-36805	10.4	June 4, 2020

10.12	Second Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of October 22, 2015.	10-Q	001-36805	10.5	June 4, 2020

10.13	Third Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of September 21, 2017.	10-Q	001-36805	10.6	June 4, 2020

10.14	Fourth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of November 6, 2018.	10-Q	001-36805	10.7	June 4, 2020

10.15	Fifth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of April 30, 2019.	10-Q	001-36805	10.8	June 4, 2020

10.16	Sixth Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of November 21, 2023.	10-K	001-36805	10.16	March 11, 2024

10.17	Amended and Restated Credit Agreement, dated as of June 30, 2023, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	July 3, 2023

10.18	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 19, 2024, by and between Box, Inc. and Wells Fargo Bank, National Association.	8-K	001-36805	10.1	December 20, 2024

10.19	Purchase Agreement, dated September 17, 2024, by and among Box, Inc. and Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and BofA Securities, Inc., as representatives of the several initial purchasers named in Schedule I thereto.	8-K	001-36805	10.1	September 20, 2024

10.20	Form of Capped Call Transaction Confirmation.	8-K	001-36805	10.2	September 20, 2024

10.21	Investment Agreement, dated April 7, 2021, by and among Box, Inc. and Powell Investors III L.P., KKR-Milton Credit Holdings L.P., KKR-NYC Credit C L.P., Tailored Opportunistic Credit Fund, CPS Holdings (US) L.P. and CPS Holdings (US) L.P.	8-K	001-36805	10.1	April 8, 2021

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

19.1	Insider Trading Policy.	10-K	001-36805	19.1	March 10, 2025

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy.	10-K	001-36805	97.1	March 11, 2024

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 9, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Aaron Levie	Chief Executive Officer (Principal Executive Officer)	March 9, 2026
Aaron Levie

/s/ Dylan Smith	Chief Financial Officer (Principal Financial Officer)	March 9, 2026
Dylan Smith

/s/ Eli Berkovitch	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	March 9, 2026
Eli Berkovitch

/s/ Sue Barsamian	Director	March 9, 2026
Sue Barsamian

/s/ Dana Evan	Director	March 9, 2026
Dana Evan

/s/ Jack Lazar	Director	March 9, 2026
Jack Lazar

/s/ Dan Levin	Director	March 9, 2026
Dan Levin

/s/ Bethany Mayer	Director	March 9, 2026
Bethany Mayer

/s/ Steve Murphy	Director	March 9, 2026
Steve Murphy

/s/ Amit Walia	Director	March 9, 2026
Amit Walia