Form 10-Q
period 2026-04-30
BOX INC
filed 2026-05-27
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of April 30, 2026, the number of shares of the registrant’s Class A common stock outstanding was 138,449,825.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	April 30,	January 31,
	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$378,836	$375,130
Short-term investments	98,207	102,932
Accounts receivable, net	192,343	325,136
Deferred commissions	44,191	46,102
Other current assets	51,986	41,973
Total current assets	765,563	891,273
Operating lease right-of-use assets, net	108,790	97,626
Goodwill	81,723	82,290
Deferred tax assets	275,015	283,997
Intangible assets, net	98,615	94,311
Other assets, non-current	91,942	96,563
Total assets	$1,421,648	$1,546,060
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$86,256	$96,983
Accrued compensation and benefits	31,495	57,791
Deferred revenue	599,277	647,893
Total current liabilities	717,028	802,667
Debt, net, non-current	451,610	451,011
Operating lease liabilities, non-current	79,249	76,970
Other liabilities, non-current	15,265	18,314
Total liabilities	1,263,152	1,348,962
Commitments and contingencies (Note 6)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares authorized, issued and outstanding as of April 30 and January 31, 2026	496,857	496,376
Stockholders’ deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 138,450 and 140,911 shares issued and outstanding as of April 30 and January 31, 2026, respectively	14	14
Additional paid-in capital	492,811	547,610
Accumulated other comprehensive loss	(2,152)	(142)
Accumulated deficit	(829,034)	(846,760)
Total stockholders’ deficit	(338,361)	(299,278)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,421,648	$1,546,060

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 30,
	2026	2025
Revenue	$305,941	$276,272
Cost of revenue	62,735	60,673
Gross profit	243,206	215,599
Operating expenses:
Research and development	75,913	72,301
Sales and marketing	101,870	99,099
General and administrative	37,981	37,861
Total operating expenses	215,764	209,261
Income from operations	27,442	6,338
Interest income	2,986	6,698
Interest expense	(2,401)	(2,696)
Other (expense) income, net	(518)	2,804
Income before income taxes	27,509	13,144
Provision for income taxes	9,783	4,950
Net income	$17,726	$8,194
Accretion and dividend on series A convertible preferred stock	(4,230)	(4,228)
Undistributed earnings attributable to preferred stockholders	(1,587)	(451)
Net income attributable to common stockholders	$11,909	$3,515
Net income per share attributable to common stockholders
Basic	$0.09	$0.02
Diluted	$0.08	$0.02
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	139,150	144,434
Diluted	140,139	149,614

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2026	2025
Net income	$17,726	$8,194
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(2,120)	8,254
Cash flow hedges:
Change in net unrealized gains (losses)	2,341	(3,864)
Net gain reclassified into net income	(2,118)	(26)
Net change in cash flow hedges, net of tax	223	(3,890)
Other, net of tax	(113)	(4)
Other comprehensive (loss) income, net:	(2,010)	4,360
Comprehensive income	$15,716	$12,554

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Three Months Ended April 30, 2026
	Series A Convertible Preferred Stock		Class A Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Deficit
Balance as of January 31, 2026	500	$496,376	140,911	$14	$547,610	$(142)	$(846,760)	$(299,278)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	2,357	—	(4,583)	—	—	(4,583)
Stock-based compensation related to stock awards	—	—	—	—	69,070	—	—	69,070
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	481	—	—	(4,231)	—	—	(4,231)
Repurchases of common stock	—	—	(4,818)	—	(115,055)	—	—	(115,055)
Other comprehensive loss, net	—	—	—	—	—	(2,010)	—	(2,010)
Net income	—	—	—	—	—	—	17,726	17,726
Balance as of April 30, 2026	500	$496,857	138,450	$14	$492,811	$(2,152)	$(829,034)	$(338,361)

	Three Months Ended April 30, 2025
	Series A Convertible Preferred Stock		Class A Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Deficit
Balance as of January 31, 2025	500	$494,238	144,113	$14	$677,088	$(11,921)	$(962,143)	$(296,962)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	2,265	—	(8,113)	—	—	(8,113)
Stock-based compensation related to stock awards	—	—	—	—	66,225	—	—	66,225
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	478	—	—	(4,228)	—	—	(4,228)
Repurchases of common stock	—	—	(1,585)	—	(49,609)	—	—	(49,609)
Other comprehensive income, net	—	—	—	—	—	4,360	—	4,360
Net income	—	—	—	—	—	—	8,194	8,194
Balance as of April 30, 2025	500	$494,716	144,793	$14	$681,363	$(7,561)	$(953,949)	$(280,133)

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,726	$8,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,261	6,896
Stock-based compensation expense	56,313	54,894
Amortization of deferred commissions	13,544	13,319
Deferred income taxes	7,493	2,529
Other	1,441	(4,743)
Changes in operating assets and liabilities:
Accounts receivable, net	130,857	120,354
Deferred commissions	(10,006)	(8,568)
Operating lease right-of-use assets, net	5,477	5,656
Other assets	(12,110)	(3,761)
Accounts payable, accrued expenses and other liabilities	(27,541)	(14,509)
Operating lease liabilities	(6,667)	(6,287)
Deferred revenue	(45,597)	(46,915)
Net cash provided by operating activities	140,191	127,059
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(27,163)	(33,319)
Maturities of short-term investments	32,125	31,650
Purchases of property and equipment, net of sale proceeds	(1,273)	(311)
Capitalized software costs	(9,837)	(8,411)
Net cash used in investing activities	(6,148)	(10,391)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(116,407)	(49,659)
Payments of dividends to preferred stockholders	(3,750)	(3,750)
Proceeds from issuances of common stock under employee stock purchase plan	15,883	16,654
Employee payroll taxes paid for net settlement of stock awards	(20,414)	(24,790)
Other	(1,142)	(231)
Net cash used in financing activities	(125,830)	(61,776)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,548)	10,277
Net increase in cash, cash equivalents, and restricted cash	3,665	65,169
Cash, cash equivalents, and restricted cash, beginning of period(1)	376,688	626,110
Cash, cash equivalents, and restricted cash, end of period(1)	$380,353	$691,279

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

In the opinion of our management, the unaudited condensed consolidated financial statements include all adjustments necessary for the fair presentation of our balance sheets, statements of operations, statements of comprehensive income, statements of convertible preferred stock and stockholders' deficit, and the statements of cash flows for the interim periods, but are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending January 31, 2027. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2026, which was filed with the SEC on March 9, 2026.

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

We sell to a broad range of customers. Our revenue is derived primarily from the United States (U.S.) across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the U.S. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of April 30, 2026, one reseller, who is also a customer, accounted for more than 10% of total accounts receivable and as of January 31, 2026, no customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of our revenue for the three months ended April 30, 2026 and 2025.

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

Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies and estimates during the three months ended April 30, 2026 from those disclosed in Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended January 31, 2026.

Recently Adopted and Issued Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software by eliminating project stages and requiring capitalization once a project is (1) authorized with committed funding and (2) is probable of completion. This ASU is effective for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual reporting period. We are currently evaluating the impact of this new standard on our condensed consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about the types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions in the statement of operations. For interim and annual reporting periods, entities will be required to provide this information in tabular format in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this new standard on our condensed consolidated financial statement disclosures.

There were no other recently adopted or issued accounting pronouncements that had a material impact on our condensed consolidated financial statements for the three months ended April 30, 2026.

Note 2. Revenue

Revenue by Geographic Locations

For the three months ended April 30, 2026 and 2025, revenue attributable to customers in the U.S. was 63% in both periods and revenue attributable to customers in Japan was 26% and 24%, respectively.

Deferred Revenue

Deferred revenue was $605.9 million and $656.7 million as of April 30, 2026 and January 31, 2026, respectively. During the three months ended April 30, 2026 and 2025, we recognized $251.8 million and $229.0 million of revenue that was included in the deferred revenue balance as of January 31, 2026 and 2025, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of April 30, 2026, we had remaining performance obligations from contracts with customers of $1.6 billion. We expect to recognize revenue on approximately 54% and 79% of these remaining performance obligations over the next 12 and 24 months on a cumulative basis, respectively, with the balance recognized thereafter.

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

Financial assets and liabilities subject to the fair value disclosure requirements were as follows (in thousands):

	April 30, 2026
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$53,952	$—	$53,952
Short-term investments:
U.S. treasury securities	76,353	—	76,353
Corporate bonds	—	21,854	21,854
Other current assets:
Forward contracts designated as cash flow hedges	—	6,881	6,881
Total current assets	130,305	28,735	159,040
Other assets, non-current:
Forward contracts designated as cash flow hedges	—	202	202
Total assets	$130,305	$28,937	$159,242

Other current liabilities:
Forward contracts designated as cash flow hedges	$—	$623	$623
Forward contracts not designated as cash flow hedges	—	1,479	1,479
Total current liabilities	—	2,102	2,102
Other liabilities, non-current:
Forward contracts designated as cash flow hedges		208	208
Total liabilities	$—	$2,310	$2,310

	January 31, 2026
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$68,169	$—	$68,169
Short-term investments:
U.S. treasury securities	102,932	—	102,932
Other current assets:
Forward contracts designated as cash flow hedges	—	6,150	6,150
Total current assets	171,101	6,150	177,251
Other assets, non-current:
Forward contracts designated as cash flow hedges	—	855	855
Total assets	$171,101	$7,005	$178,106

Other current liabilities:
Forward contracts designated as cash flow hedges	$—	$802	$802
Forward contracts not designated as cash flow hedges	—	906	906
Total current liabilities	—	1,708	1,708
Other liabilities, non-current:
Forward contracts designated as cash flow hedges	—	185	185
Total liabilities	$—	$1,893	$1,893

There were no material differences between the estimated fair value and amortized cost of our cash equivalents and short-term investments.

As of April 30, 2026, remaining contractual maturities of our cash equivalents and short-term investments were as follows (in thousands):

April 30, 2026
Due within one year	$123,504
Due between one to five years	28,655
Total	$152,159

As of April 30, 2026, we do not consider any portion of the unrealized losses to be credit losses.

Fair Value Measurements of Other Financial Instruments

In September 2024, we issued $460.0 million aggregate principal amount of 1.50% convertible senior notes due September 15, 2029 (the “2029 Convertible Notes”). The 2029 Convertible Notes are recorded at principal less unamortized issuance costs in the condensed consolidated balance sheets but are measured at fair value on a quarterly basis for disclosure purposes. The estimated fair values of the 2029 Convertible Notes, which we have classified as a Level 2 financial instrument, was determined using observable market prices. As of April 30, 2026 and January 31, 2026, the estimated fair value of the 2029 Convertible Notes was $433.2 million and $434.4 million, respectively.

Note 4. Derivative Instruments

The notional amounts of our outstanding foreign currency forward contracts were as follows (in thousands):

	April 30,	January 31,
	2026	2026
Forward contracts designated as cash flow hedges	$229,528	$219,196
Forward contracts not designated as cash flow hedges	63,893	63,404
Total	$293,421	$282,600

Pre-tax gains (losses) associated with foreign currency forward contracts were as follows (in thousands):

	Three Months Ended
	April 30,
	2026	2025
Forward contracts designated as cash flow hedges:
Gain (loss) recognized in other comprehensive (loss) income, net	$298	$(4,488)
Gain reclassified from accumulated other comprehensive loss into net income	2,824	35
Total gain (loss)	$3,122	$(4,453)

Forward contracts not designated as cash flow hedges:
Gain (loss) recognized in net income	$355	$(5,040)
Net gain (loss)	$3,477	$(9,493)

As of April 30, 2026, we expect to reclassify $6.0 million of pre-tax gains out of accumulated other comprehensive loss into earnings within the next twelve months.

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

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended
	April 30,
	2026	2025
Operating lease cost, gross	$6,949	$6,847
Variable lease cost, gross	2,147	1,760
Sublease income	(634)	(1,514)
Total lease cost	$8,462	$7,093

As of April 30, 2026, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)
Remainder of 2027	$29,251
2028	32,195
2029	19,012
2030	9,558
2031	8,538
Thereafter	33,274
Total minimum lease payments	$131,828
Less: imputed interest	(19,754)
Present value of total lease liabilities	$112,074

(1)
Non-cancellable sublease proceeds for the remainder of the fiscal year ending January 31, 2027 and the fiscal years ending January 31, 2028 and 2029 of $4.2 million, $5.1 million, and $1.8 million, respectively, are not included in the table above.

Note 6. Commitments and Contingencies

Letters of Credit

As of both April 30, 2026 and January 31, 2026, we had letters of credit in the aggregate amount of $12.3 million in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 7.

Purchase Obligations

Our purchase obligations relate primarily to public cloud hosting services and IT software and support services costs and have terms ranging from two to five years. As of April 30, 2026, future minimum payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Years ending January 31:
Remainder of 2027	$12,182
2028	90,036
2029	145,089
2030	136,092
2031	176,346
Total	$559,745

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of April 30, 2026.

Note 7. Debt

Convertible Senior Notes

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

There have been no changes to the conversion or redemption terms of the 2029 Convertible Notes during the three months ended April 30, 2026 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended January 31, 2026.

As of April 30, 2026, the conditions allowing holders of the 2029 Convertible Notes to convert were not met.

The net carrying amount of the 2029 Convertible Notes consisted of the following (in thousands):

	April 30,	January 31,
	2026	2026
Principal	$460,000	$460,000
Unamortized issuance costs	(8,390)	(8,989)
Net carrying amount	$451,610	$451,011

Issuance costs are being amortized to interest expense over the term of the 2029 Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs of the 2029 Convertible Notes is 2.06%. Interest expense recognized related to the 2029 Convertible Notes for the three months ended April 30, 2026 and 2025 was $2.3 million in both periods. Other interest expense for the three months ended April 30, 2026 and 2025 was not material.

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

The Capped Calls are generally intended to reduce or offset the potential dilution to our common stock upon any conversion of the 2029 Convertible Notes (or, in the event a conversion of the Convertible Notes is settled in cash, to offset our cash payment obligation) with such reduction or offset, as the case may be, subject to a cap based on the cap price. The 2029 Capped Calls are separate transactions, and not part of the terms of the 2029 Convertible Notes. As these transactions meet certain accounting criteria, the 2029 Capped Calls are recorded in stockholders’ deficit and are not accounted for as derivatives.

Line of Credit

On June 30, 2023, we entered into an amended and restated credit agreement (the “June 2023 Facility”) and on December 19, 2024, we entered into Amendment No. 1 to the June 2023 Facility to provide for a $75.0 million revolving loan facility and a $45.0 million sublimit for the issuance of letters of credit. The maturity date of the June 2023 Facility is the earlier of (i) June 30, 2028 and (ii) February 11, 2028, only in the event that any of our Series A Convertible Preferred Stock remains outstanding as of such date. There have been no changes to the terms and conditions of the June 2023 Facility during the three months ended April 30, 2026 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended January 31, 2026.

As of April 30, 2026, we had no debt outstanding on the June 2023 Facility and were in compliance with all financial covenants.

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

There have been no changes to the terms and conditions of the Series A Preferred Stock during the three months ended April 30, 2026 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended January 31, 2026.

During the three months ended April 30, 2026, we paid cash dividends to our Series A Preferred Stockholders in the amount of $3.8 million and as of April 30, 2026, we had accrued dividends of $1.2 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position.

Share Repurchase Plan

Our Board of Directors has authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions. On March 19, 2026, we announced that our Board of Directors authorized a $500 million expansion of the share repurchase plan. We periodically enter into pre-set trading plans adopted in accordance with Rule 10b5-1 to effect repurchases under our share repurchase plan.

During the three months ended April 30, 2026, we repurchased 4.8 million shares at a weighted average price of $23.74 per share for a total amount of $114.4 million. During the three months ended April 30, 2025, we repurchased 1.6 million shares at a weighted average price of $31.28 per share for a total amount of $49.6 million. As of April 30, 2026, approximately $445 million remained authorized and available for additional repurchases.

Note 9. Stock-Based Compensation

Employee Equity Plans

We currently have two employee equity plans that have been adopted by our Board of Directors. These plans, the 2015 Equity Incentive Plan (as amended or otherwise modified, the “2015 Plan”) and the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), are described in more detail in Item 8. Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended January 31, 2026. As of April 30, 2026, 2,473,063 shares and 7,591,319 shares were reserved for future issuance under the 2015 Plan and the 2015 ESPP, respectively.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Life	Intrinsic Value
			(in years)	(in thousands)
Balance as of January 31, 2026	929,352	$17.94	2.02	$6,854
Options exercised	(17,034)	11.19
Balance as of April 30, 2026	912,318	$18.06	1.81	$5,693
Exercisable as of April 30, 2026	912,318	$18.06	1.81	$5,693

Restricted Stock Units

The following table summarizes the restricted stock unit activity, inclusive of performance-based and market-based restricted stock units, under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2026	14,132,213	$29.74
Granted	7,988,949	23.95
Vested	(2,450,658)	27.52
Forfeited/cancelled	(569,950)	29.32
Unvested balance - April 30, 2026	19,100,554	$27.62

As of April 30, 2026, there was $479.6 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, inclusive of performance-based and market-based restricted stock units, granted to employees that is expected to be recognized over a weighted-average period of 2.84 years.

Executive Bonus Plan

We use performance-based incentives for certain employees, including our named executive officers, to achieve our annual financial and operational objectives, while making progress towards our longer-term strategic and growth goals (the “Executive Bonus Plan”). Based on a review of our actual achievement of the pre-established corporate financial objectives and additional inputs from our Compensation Committee, the Executive Bonus Plan for fiscal year 2026 was determined, settled and paid out in the first quarter of fiscal year 2027 in the form of fully vested restricted stock units and cash. During the first quarter of fiscal year 2027, our Compensation Committee also adopted and approved the performance criteria and targets for the Executive Bonus Plan for fiscal year 2027, which is expected to be paid out in the form of fully vested restricted stock units and cash in the first quarter of fiscal year 2028.

During the three months ended April 30, 2026, we recognized stock-based compensation expense related to Executive Bonus Plans in the amount of $6.5 million. The unrecognized compensation expense related to the ungranted and unvested Executive Bonus Plan for fiscal year 2027 is $13.4 million, based on the expected performance against the pre-established corporate financial objectives as of April 30, 2026, which is expected to be recognized over a remaining weighted-average period of less than one year.

2015 ESPP

As of April 30, 2026, there was $22.4 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over a weighted-average period of 1.58 years.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	April 30,
	2026	2025
Cost of revenue	$5,940	$4,832
Research and development	19,374	18,806
Sales and marketing	18,631	17,867
General and administrative	12,368	13,389
Total stock-based compensation	$56,313	$54,894

Note 10. Net Income per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended
	April 30,
	2026	2025
Numerator:
Net income	$17,726	$8,194
Accretion and dividend on series A convertible preferred stock	(4,230)	(4,228)
Undistributed earnings attributable to preferred stockholders	(1,587)	(451)
Net income attributable to common stockholders, basic and diluted	$11,909	$3,515

Denominator:
Weighted-average number of shares used to compute net income per share attributable to common stockholders, basic	139,150	144,434
Dilutive effect of awards issued under employee equity plans	989	3,664
Dilutive effect of shares related to convertible senior notes	—	1,516
Weighted-average number of shares used to compute net income per share attributable to common stockholders, diluted	140,139	149,614

Net income per share attributable to common stockholders, basic	$0.09	$0.02
Net income per share attributable to common stockholders, diluted	$0.08	$0.02

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

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended
	April 30,
	2026	2025
Options to purchase common stock	25	—
Restricted stock units	9,617	96
Employee stock purchase plan	1,755	200
Shares related to convertible preferred stock	18,566	18,539
Total	29,963	18,835

Note 11. Income Taxes

We are subject to income taxes in the U.S. and the foreign jurisdictions in which we operate. The provision for income taxes was $9.8 million and $5.0 million for the three months ended April 30, 2026 and 2025, respectively. Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.

For the three months ended April 30, 2026 and 2025, the difference between the U.S. statutory rate and our effective tax rate was primarily due to U.S. tax on foreign earnings, non-deductible stock-based compensation expenditures, state income taxes, and differing foreign tax rates, partially offset by tax credits for foreign taxes and research and development.

On July 4, 2025, the OBBBA was enacted, which includes provisions for the immediate expensing of domestic research and development costs, enhanced deductions for capital expenditures, and modifications to U.S. tax on foreign earnings. The provisions impacting us that were effective on or after July 4, 2025 and those effective January 1, 2026 have been reflected in the condensed consolidated financial statements for the period ended April 30, 2026 and did not have a material impact.

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. Certain prior year tax returns are currently being examined by various taxing authorities in countries including the United States. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years.

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

Overview

Box is the leading Intelligent Content Management (ICM) provider. The Box ICM platform serves as a centralized, secure, and compliant platform that connects AI models and agents directly to an organization's most valuable asset – its content, including contracts, documents, and unstructured business data. Box enables our customers to securely manage the entire content lifecycle, from the moment a file is created or ingested to when it is shared, edited, published, approved, signed, classified, and retained. With Box AI built within the Box ICM platform, customers can leverage the organization-specific context that AI needs to deliver accurate, governed, and impactful results.

With our Software-as-a-Service (SaaS) platform, customers can work with their content as they need – from secure external collaboration and workspaces to e-signature processes and content workflows – improving employee productivity and accelerating business processes. IT teams can establish a space for compliant content management, and developers can easily create customized portals for white-labeled content collaboration. Administrators have a wide range of security, data protection, and compliance features they can activate for both end users and AI agents accessing content in Box to help meet legal and regulatory requirements, internal policies, and industry standards. The Box ICM platform enables a broad range of high-value business use cases and integrates with more than 1,500 leading business applications. With hundreds of file formats and media types supported, Box is compatible with multiple application environments, operating systems, and devices – ensuring that workers can securely access their critical business content whenever and wherever they need it.

We continue to innovate by expanding our core services and offerings. In April 2026, we announced the general availability of the new Box Agent that leverages the latest advanced reasoning models to securely search company files, analyze and synthesize critical data, and generate new content – all while respecting Box’s enterprise-grade security, governance, and permissions controls. We also announced the general availability of Box Automate, our content-focused agentic workflow automation solution built natively in Box to orchestrate work across agents and teams.

We offer our solution to our customers as a subscription-based service, with subscription fees based on the requirements of our customers, including the number of users, application programming interface (API) and AI unit entitlements, and functionality deployed. The duration of our contracts with customers ranges from one to three years or more, and we typically invoice our customers at the beginning of the term, in annual, multi-year, quarterly or monthly installments. We recognize revenue as we satisfy our performance obligations. Accordingly, due to our subscription model, we recognize revenue for our subscription services ratably over the term of the contract.

Current Period Highlights

For the three months ended April 30, 2026 and 2025, our revenue was $305.9 million and $276.3 million, respectively, representing year-over-year growth of 11%, or 10% growth on a constant currency basis. As of April 30, 2026, our remaining performance obligations were $1.6 billion, representing a 12% increase from our remaining performance obligations of $1.5 billion as of April 30, 2025, or 16% growth on a constant currency basis. For the three months ended April 30, 2026, our gross profit was $243.2 million and our gross margin was 79.5%, compared to our gross profit of $215.6 million and our gross margin of 78.0% for the three months ended April 30, 2025. For the three months ended April 30, 2026, our operating income was $27.4 million and our operating margin was 9.0%, compared to our operating income of $6.3 million and our operating margin of 2.3% for the three months ended April 30, 2025. For the three months ended April 30, 2026, our net cash provided by operating activities was $140.2 million, a 10% increase from our net cash provided by operating activities of $127.1 million for the three months ended April 30, 2025. For the three months ended April 30, 2026, our non-GAAP free cash flow was $127.7 million, an 8% increase from our non-GAAP free cash flow of $118.3 million for the three months ended April 30, 2025.

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

Impact of Macroeconomic Factors on Our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Economic conditions, including impacts from inflation, changes in interest rates, tariffs, slower growth, the stronger dollar versus foreign currencies, particularly the Japanese Yen, government shutdowns, reductions in U.S. federal spending, the ongoing Russia-Ukraine conflict and conflicts in the Middle East, and other changes in economic conditions, may adversely affect our results of operations and financial performance. As a result, we may continue to experience customer churn and delayed sales cycles, as well as customers and prospective customers reducing budgets for services that we offer.

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

RPO as of April 30, 2026 was $1.6 billion, an increase of 12% from April 30, 2025. As of April 30, 2026, short-term RPO was $880.2 million, an increase of 8% from April 30, 2025, and long-term RPO was $761.7 million, an increase of 16% from April 30, 2025. The increase in RPO was driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites, the timing of customer-driven renewals, longer average contract terms, and the addition of new customers. RPO growth was unfavorably impacted by approximately 470 basis points due to fluctuations in foreign currency exchange rates.

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

Billings for the three months ended April 30, 2026 were $255.4 million, representing an increase of 5% from the three months ended April 30, 2025. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites, the addition of new customers, and the timing of customer-driven renewals. Billings growth was unfavorably impacted by approximately 790 basis points due to fluctuations in foreign currency exchange rates.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended
	April 30,
	2026	2025
GAAP revenue	$305,941	$276,272
Deferred revenue, end of period	605,944	574,119
Less: deferred revenue, beginning of period	(656,697)	(608,600)
Contract assets, beginning of period	6,479	4,160
Less: contract assets, end of period	(6,255)	(3,662)
Billings	$255,412	$242,289

Non-GAAP Free Cash Flow

We define non-GAAP free cash flow as cash flows from operating activities less net capital expenditures (purchases of property and equipment less proceeds from sales of property and equipment), capitalized software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business.

Non-GAAP free cash flow for the three months ended April 30, 2026 was $127.7 million, representing an increase of 8% from the three months ended April 30, 2025. The increase in non-GAAP free cash flow was primarily driven by the increase in cash flows from operating activities, partially offset by an increase in capitalized software costs and an increase in purchases of property and equipment. The year-over-year changes in cash flows from operating activities are described in more detail under Liquidity and Capital Resources below.

A calculation of non-GAAP free cash flow starting with net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended
	April 30,
	2026	2025
GAAP net cash provided by operating activities	$140,191	$127,059
Purchases of property and equipment, net of sale proceeds	(1,273)	(311)
Capitalized software costs	(11,170)	(8,411)
Non-GAAP free cash flow	$127,748	$118,337

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

Our net retention rate was 105% and 102% as of April 30, 2026 and 2025, respectively. Our net retention rate continues to be impacted by heightened budget scrutiny, putting pressure on seat expansion within existing customers and increased partial customer churn. As our customers purchase add-on products or our bundled plans, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, are significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Cost of Revenue

Our cost of revenue consists primarily of costs related to providing our subscription services to our paying customers, including employee compensation, customer support and professional services personnel, public cloud hosting costs, security services and other tools, as well as amortization expense associated with acquired technology and capitalized software development. We allocate overhead such as facilities, information technology costs and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below.

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

Sales and Marketing. Sales and marketing expense consists primarily of employee compensation and related expenses, sales commissions, marketing programs, travel-related expenses, as well as allocated overhead. Marketing programs include but are not limited to advertising, events, corporate communications, brand building, and product marketing. Sales and marketing expense also consists of public cloud hosting, customer support costs related to providing our cloud-based services to our free users. We market and sell our intelligent content management services worldwide through our direct sales organization and through indirect distribution channels such as strategic resellers. Our sales and marketing expenses are generally higher for acquiring new or expanding existing customers than for renewals of existing customer subscriptions.

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

Interest Income

Interest income consists primarily of interest earned on our cash and cash equivalents and short-term investments. We have historically invested our cash and cash equivalents in overnight deposits, certificates of deposit, money market funds, corporate debt securities, U.S. treasury securities and non-U.S. government issued securities.

Interest Expense

Interest expense consists primarily of interest charges and the amortization of issuance costs for the 2029 Convertible Notes.

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

Results of Operations

The following tables set forth our results of operations for the periods presented (in thousands, except per share data):

	Three Months Ended
	April 30,
	2026	2025
Consolidated Statements of Operations Data:
Revenue	$305,941	$276,272
Cost of revenue (1)	62,735	60,673
Gross profit	243,206	215,599
Operating expenses:
Research and development (1)	75,913	72,301
Sales and marketing (1)	101,870	99,099
General and administrative (1)	37,981	37,861
Total operating expenses	215,764	209,261
Income from operations	27,442	6,338
Interest income	2,986	6,698
Interest expense	(2,401)	(2,696)
Other (expense) income, net	(518)	2,804
Income before income taxes	27,509	13,144
Provision for income taxes	9,783	4,950
Net income	17,726	8,194
Accretion and dividend on series A convertible preferred stock	(4,230)	(4,228)
Undistributed earnings attributable to preferred stockholders	(1,587)	(451)
Net income attributable to common stockholders	$11,909	$3,515
Net income per share attributable to common stockholders
Basic	$0.09	$0.02
Diluted	$0.08	$0.02
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	139,150	144,434
Diluted	140,139	149,614

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30,
	2026	2025
Cost of revenue	$5,940	$4,832
Research and development	19,374	18,806
Sales and marketing	18,631	17,867
General and administrative	12,368	13,389
Total stock-based compensation	$56,313	$54,894

Comparison of the Three Months Ended April 30, 2026 and 2025

Revenue

	Three Months Ended
	April 30,		Change
(dollars in thousands)	2026	2025	$	%
Revenue	$305,941	$276,272	$29,669	11%

The $29.7 million, or 11%, increase in revenue for the three months ended April 30, 2026 was primarily driven by seat growth, net of churn in existing customers and continued strong attach rates of our multi-product Suites offerings, particularly Enterprise Plus and Enterprise Advanced. The increase was also impacted by the strengthening of foreign currency exchange rates, which positively impacted our revenue growth rate by approximately 60 basis points.

Cost of Revenue

	Three Months Ended
	April 30,		Change
(dollars in thousands)	2026	2025	$	%
Cost of revenue	$62,735	$60,673	$2,062	3%
Percentage of revenue	20.5%	22.0%
Gross margin	79.5%	78.0%

The $2.1 million, or 3%, increase in cost of revenue for the three months ended April 30, 2026 was primarily due to increases of $4.0 million in amortization of capitalized software and $0.7 million in subscription software contract expense. This increase was partially offset by decreases of $1.2 million in public cloud infrastructure costs, $0.8 million in workforce reorganization expenses, and $0.7 million in acquired intangible assets amortization. Cost of revenue as a percentage of revenue decreased by approximately 150 basis points year-over-year.

Over time, we expect our cost of revenue to increase in absolute dollars but remain relatively flat as a percentage of revenue as we invest in public cloud hosting service optimization.

Research and Development

	Three Months Ended
	April 30,		Change
(dollars in thousands)	2026	2025	$	%
Research and development	$75,913	$72,301	$3,612	5%
Percentage of revenue	25%	26%

The $3.6 million, or 5%, increase in research and development expense for the three months ended April 30, 2026 was primarily due to increases of $4.6 million and $1.8 million in employee related costs and stock-based compensation expense, respectively, driven by a 4% increase in headcount. The increased employee headcount and related costs are primarily driven by the growth in lower cost regions. Additionally, we had increases of $1.5 million in subscription software contract expense, $1.5 million in office related costs, and $1.3 million in public cloud infrastructure costs. The increase was partially offset by a decrease of $3.6 million in workforce reorganization expenses, an increase of $2.8 million in capitalized internally developed software costs, and a decrease of $0.7 million in contractors and consulting services. Research and development expenses as a percentage of revenue decreased by approximately 100 basis points year-over-year.

We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our product offerings and services and increase headcount in lower cost regions.

Sales and Marketing

	Three Months Ended
	April 30,		Change
(dollars in thousands)	2026	2025	$	%
Sales and marketing	$101,870	$99,099	$2,771	3%
Percentage of revenue	33%	36%

The $2.8 million, or 3%, increase in sales and marketing expense for the three months ended April 30, 2026 was primarily due to increases of $4.4 million and $0.9 million in employee related costs and stock-based compensation expense, respectively, driven by a 7% increase in headcount, and an increase of $0.3 million in commission expenses. This increase was partially offset by decreases of $2.1 million in workforce reorganization expenses and $0.8 million in contractors and consulting services. Sales and marketing expenses as a percentage of revenue decreased by approximately 300 basis points year-over-year.

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

General and Administrative

	Three Months Ended
	April 30,		Change
(dollars in thousands)	2026	2025	$	%
General and administrative	$37,981	$37,861	$120	0%
Percentage of revenue	12%	14%

For the three months ended April 30, 2026, general and administrative expense remained relatively flat. General and administrative expense as a percentage of revenue decreased by approximately 100 basis points year-over-year due to the increase in revenue.

We expect our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we benefit from greater operational scale and efficiency.

Interest Income

	Three Months Ended
	April 30,		Change
(dollars in thousands)	2026	2025	$	%
Interest income	$2,986	$6,698	$(3,712)	-55%

The $3.7 million decrease for the three months ended April 30, 2026, was primarily due to a decrease in interest income on cash and cash equivalents and short-term investments. This decrease was driven by lower average cash and short-term investment balances, primarily resulting from the settlement of convertible notes in January 2026 and repurchases of common stock, along with lower interest rates on our investments.

Interest Expense

	Three Months Ended
	April 30,		Change
(dollars in thousands)	2026	2025	$	%
Interest expense	$2,401	$2,696	$(295)	-11%

The $0.3 million decrease for the three months ended April 30, 2026, was primarily due to a decrease in amortization of convertible debt issuance costs due to the maturity of convertible notes in January 2026.

Other (Expense) Income, Net

	Three Months Ended
	April 30,		Change
(dollars in thousands)	2026	2025	$	%
Other (expense) income, net	$(518)	$2,804	$(3,322)	-118%

The $3.3 million decrease for the three months ended April 30, 2026 was primarily due an increase of $3.4 million in net foreign currency losses.

Provision for Income Taxes

	Three Months Ended
	April 30,		Change
(dollars in thousands)	2026	2025	$	%
Provision for income taxes	$9,783	$4,950	$4,833	98%

The $4.8 million increase for the three months ended April 30, 2026 was primarily due to increased profitability and tax shortfalls on stock-based compensation.

Liquidity and Capital Resources

As of April 30, 2026, we had cash and cash equivalents, restricted cash, and short-term investments of $478.6 million. During the three months ended April 30, 2026, we generated operating cash flow of $140.2 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents, and short-term investments, together with our credit facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, public cloud obligations, repayment or refinancing of our debt obligations, settlement of our convertible senior notes and convertible preferred stock, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the three months ended April 30, 2026 and 2025, our cash flows were as follows (in thousands):

	Three Months Ended
	April 30,
	2026	2025	$ Change
Net cash provided by operating activities	$140,191	$127,059	$13,132
Net cash used in investing activities	(6,148)	(10,391)	4,243
Net cash used in financing activities	(125,830)	(61,776)	(64,054)

Operating Activities

The $13.1 million increase in net cash provided by operating activities for the three months ended April 30, 2026 compared to the three months ended April 30, 2025 was primarily due to a $15.2 million increase in non-cash items and a $9.5 million increase in net income, partially offset by an $11.6 million decrease in net cash provided from changes in operating assets and liabilities.

The $15.2 million increase in non-cash items was primarily due to an $8.1 million decrease in unrealized loss from foreign currency remeasurement, a $5.0 million increase in deferred income tax benefit, a $2.4 million increase in depreciation and amortization expense driven by an increase in amortization of capitalized software, and a $1.4 million increase in stock-based compensation expense driven by an increase in headcount. The increase was partially offset by a $2.2 million decrease in gains from foreign currency forward contracts not designated as cash flow hedges.

The $11.6 million decrease in net cash provided from changes in operating assets and liabilities was primarily due to a $13.0 million change in accounts payables and accruals due to timing of payments and an $8.3 million change in other assets due to the timing of prepayments. The decrease was partially offset by a $10.5 million change in accounts receivable due to timing of our cash collections.

Investing Activities

The $4.2 million decrease in net cash used in investing activities for the three months ended April 30, 2026 compared to the three months ended April 30, 2025 was primarily due to a $6.2 million decrease driven by the timing of purchases of short-term investments, partially offset by a $1.4 million increase in capitalized software costs driven by increased projects and a $1.0 million increase in purchases of property and equipment, net of sale proceeds, driven by build outs for office spaces.

Financing Activities

The $64.1 million increase in net cash used in financing activities for the three months ended April 30, 2026 compared to the three months ended April 30, 2025 was primarily due to a $66.7 million increase in repurchases of our common stock, partially offset by a $4.4 million decrease in employee payroll taxes paid related to net share settlement of stock awards.

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

In June 2023, we entered into an amended and restated secured credit agreement and in December 2024, we entered into Amendment No. 1 to the June 2023 Facility to provide for a $75.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. As of April 30, 2026, we had no debt outstanding on the June 2023 Facility.

Series A Convertible Preferred Stock

On April 7, 2021 we entered into an Investment Agreement with KKR and certain other investors relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value of $0.0001 per share, for an aggregate purchase price of $500 million, or $1,000 per share.

Share Repurchase Plan

Our Board of Directors has authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions. On March 19, 2026, we announced that our Board of Directors authorized a $500 million expansion of the share repurchase plan. During the three months ended April 30, 2026, we repurchased 4.8 million shares at a weighted average price of $23.74 per share for a total amount of $114.4 million. As of April 30, 2026, approximately $445 million remained authorized and available for additional repurchases.

Off-Balance Sheet Arrangements

Through April 30, 2026, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces, (ii) purchase obligations not recognized on the condensed consolidated balance sheet as of April 30, 2026, which relate primarily to public cloud hosting services and IT software and support services, and (iii) debt, including obligations under our June 2023 Facility and 2029 Convertible Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 5, 6, and 7, respectively, in Part I, Item 1. Financial Statements.

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

There have been no material changes to our critical accounting estimates during the three months ended April 30, 2026 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2026.

Recent Accounting Pronouncements

Refer to Part I, Item 1. Financial Statements—Note 1 regarding the effect of recently adopted and issued accounting pronouncements on our financial statements.

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

Non-GAAP Free Cash Flow

We define non-GAAP free cash flow as cash flows from operating activities less net capital expenditures (purchases of property and equipment less proceeds from sales of property and equipment), capitalized software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business. We specifically identify adjusting items in our reconciliation of GAAP to non-GAAP financial measures. We consider non-GAAP free cash flow to be a profitability and liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that can possibly be used for investing in our business and strengthening the balance sheet, but it is not intended to represent the residual cash flow available for discretionary expenditures. The presentation of non-GAAP free cash flow is also not meant to be considered in isolation or as an alternative to cash flows from operating activities as a measure of liquidity.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $478.6 million as of April 30, 2026. Our cash and cash equivalents and investments primarily consist of overnight cash deposits, money market funds, U.S. treasury securities, certificates of deposit, corporate debt securities, and non-U.S. government issued securities. We do not enter into investments for trading or speculative purposes.

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

A hypothetical increase or decrease of 100 basis points in interest rates would not have a material impact on the market value of our portfolio of short-term investments as of April 30, 2026. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

The 2029 Convertible Notes have fixed annual interest rates and therefore we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of the 2029 Convertible Notes fluctuates when interest rates change. Additionally, the fair value of the 2029 Convertible Notes can be affected by fluctuations in our stock price. We carry the 2029 Convertible Notes at face value less unamortized issuance costs on our condensed consolidated balance sheets, and we present the fair value for required disclosures only.

Foreign Currency Risk

Approximately 35% of our revenue is represented by customer contracts denominated in foreign currencies, which include the Japanese Yen, Euro, and British Pound. As our foreign operations continue to grow, specifically in Japan, we have increasing exposure to fluctuations in foreign currency exchange rates.

These fluctuations can result in fluctuations in our total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon translation of these amounts into U.S. dollars. For the three months ended April 30, 2026, revenue growth was favorably impacted by approximately 60 basis points compared to the corresponding prior period due to fluctuations in foreign currency exchange rates. For the three months ended April 30, 2026, total operating expenses were unfavorably impacted by approximately 120 basis points compared to the corresponding period due to fluctuations in foreign currency exchange rates.

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

To partially mitigate risks associated with fluctuations in foreign currency exchange rates, we have entered into foreign currency derivative contracts to economically hedge unrealized gains and losses from remeasurement resulting from net outstanding monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. For the three months ended April 30, 2026, foreign currency exchange losses were not material. For the three months ended April 30, 2025, we recognized $2.8 million in net foreign currency exchange gains. We have also entered into foreign currency derivative contracts designated as cash flow hedges to mitigate the impact of fluctuations in foreign exchange rates on future cash flows and earnings.

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

To improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Our net retention rate has fluctuated from period to period and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 105% and 102% as of April 30, 2026 and 2025, respectively.

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

Our business depends on the overall demand for cloud content management services and on the economic health of our current and prospective customers. The U.S. and other key international economies have experienced cyclical downturns from time to time that have resulted in a significant weakening of the economy, more limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect the industries to which we sell our services. An economic downturn, recession, or uncertainty about economic conditions, including volatility in the credit, equity and foreign exchange markets, inflation, changing interest rates, tariffs, potential U.S. sovereign default, bank failures and financial instability, supply chain disruptions, poor liquidity, reduced corporate profitability, unemployment trends, the adverse effects of pandemics and geopolitical issues, such as the ongoing Russia-Ukraine conflict and conflicts in the Middle East, could cause customers to delay or reduce their information technology spending. This has in the past and may in the future result in reduced sales, longer sales cycles, reduced renewal rates, slower adoption of new technologies, and increased price competition. These conditions can arise suddenly and the full impact can be difficult to predict. Any of these events would likely have an adverse effect on our business, operating results and financial position. We continue to face challenges from customers scrutinizing deals more closely due to the economic environment. In addition, there can be no assurance that enterprise content management and collaboration spending levels will increase following any recovery.

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
•
general economic, industry and market conditions, including those caused by the Russia-Ukraine conflict and conflicts in the Middle East, and as a result of inflation, fluctuations in foreign currency exchange rates, fluctuations in interest rates, tariffs, or bank failures and financial instability;
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

In 2018, the State of California enacted the California Consumer Privacy Act (CCPA), which became operative on January 1, 2020. The CCPA requires covered companies to, among other things, provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Additionally, the California Privacy Rights Act (CPRA) was approved by California voters in November 2020 and amended and expanded the CCPA. The CPRA’s substantive provisions became effective on January 1, 2023, and the California Privacy Protection Agency has adopted regulations implementing the CPRA. Our CPRA compliance efforts are subject to change and may result in continued uncertainty and require additional costs and expenses to ensure readiness, compliance and decrease risks. Further, other states have been considering, and in some cases enacting, laws relating to privacy and cybersecurity, many of which are comprehensive privacy statutes imposing obligations similar to the CCPA and CPRA. For example, laws enacted in Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia are currently effective, and Alabama and Oklahoma have enacted such laws that are scheduled to become effective in 2027. Other U.S. states are anticipated to follow suit. Other states have also enacted privacy laws relating to particular subject matter, such as Washington's enactment of the My Health, My Data Act, which includes a private right of action. The U.S. Department of Justice has also issued regulations restricting, and imposing obligations in connection with, certain transfers of sensitive personal information. Efforts to comply with these laws and regulations and related fluctuations in laws and regulations relating to privacy and cybersecurity at the federal, state and local levels may impact readiness and compliance, along with the potential to incur additional costs. We cannot fully predict the impact of these laws and regulations and other proposed federal and state laws and regulations relating to privacy and cybersecurity on our business or operations, but they may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply.

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

There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises experienced by our competitors, by our customers or by us may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their agreements with us. Our customers also expect, and in some instances require, us to meet voluntary certifications or adhere to guidelines or standards established by third parties, to offer particular controls, or otherwise support customer-specific requirements. Although we currently have certain certifications such as AICPA SOC 1, 2 and 3 reports, and ISO/IEC 27001, 27017, 27018, and 27701 we may not be successful in continuing to maintain these certifications or in obtaining other certifications or otherwise being able to adhere to or comply with all customer requirements. In addition, some of the industries and/or regions that we serve have specific requirements relating to security and regulatory standards, such as GxP, FedRAMP and StateRAMP, and those required by HIPAA, FINRA, the HITECH Act, the Data Privacy Framework and Asia-Pacific Economic Cooperation Privacy Recognition for Processors and Cross Border Privacy Rules. As we expand into new industries and regions, we will likely need to comply with these and other new requirements to compete effectively. We may not always be able to support or comply with all of these customer requirements. If we cannot adequately comply with these requirements, our growth could be adversely impacted, we may face a loss of customers or difficulty attracting new customers in impacted industries, and we could incur significant liability and our reputation and business could be significantly harmed. In addition, as regulations in the EU and the U.K. continue to shift, this could impact our ability to comply with and maintain EU and U.K. Processor and Controller Binding Corporate Rules.

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

We rely on third parties for certain essential financial and operational services. We receive many of these services on a subscription basis from various SaaS companies that are smaller and have shorter operating histories than traditional software vendors. Moreover, these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. We depend upon these vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes, and any failure by these vendors to do so, or any disruptions in networks or the availability of the internet, would adversely affect our ability to operate and manage our operations.

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

On occasion, we may need additional financing for a variety of reasons, including servicing our liabilities, operating or growing our business, responding to business opportunities, undertaking acquisitions, funding stock repurchases, satisfying our dividend or share redemption obligations of our Series A Convertible Preferred Stock, or repaying and/or settling conversions of our 1.50% convertible senior notes due September 15, 2029.

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

We repurchase shares of our Class A common stock in open market transactions from time to time pursuant to publicly announced stock repurchase program approved by our Board of Directors. During fiscal year 2026, we repurchased 9.7 million shares for a total amount of $292.9 million and during fiscal year 2025, we repurchased 7.6 million shares for a total amount of $211.5 million. For the three months ended April 30, 2026, we repurchased 4.8 million shares for a total amount of $114.4 million. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices, and we are not obligated to repurchase a specified number or dollar value of shares. As a result, there can be no guarantee around the timing or volume of our share repurchases or that we will have adequate cash flow to fund any repurchases. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the U.S. implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

As of April 30, 2026, we had outstanding debt, including an aggregate principal amount of $460.0 million issued under the 2029 Convertible Notes. During specified periods, the 2029 Convertible Notes are convertible at the option of the holders under certain conditions or upon occurrence of certain events as described in Note 9, Part II, Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2026. If one or more holders of the 2029 Convertible Notes elect to convert their notes, we are required to settle the principal of the 2029 Convertible Notes in cash upon any conversion of such notes, which could adversely affect our liquidity. In addition, even if holders of the 2029 Convertible Notes do not elect to convert their notes, we may be required under applicable accounting standards to reclassify the carrying value of the 2029 Convertible Notes as current, rather than long-term, if any of the conditions to the convertibility of the 2029 Convertible Notes are satisfied. This reclassification could materially reduce our reported working capital.

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

In connection with the issuance of the 2029 Convertible Notes, we entered into capped call transactions with various counterparties. The 2029 Capped Calls cover, subject to customary adjustments, the number of shares of our Class A common stock initially underlying the 2029 Convertible Notes. The 2029 Capped Calls are expected generally to reduce or offset the potential dilution to our Class A common stock upon any conversion of the 2029 Convertible Notes with such reduction or offset, as the case may be, subject to a cap based on the cap price.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended April 30, 2026 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
February 1, 2026 to February 28, 2026	2,461	$23.94	2,461	$288
March 1, 2026 to March 31, 2026	452	$23.60	452	$489,609
April 1, 2026 to April 30, 2026	1,905	$23.52	1,905	$444,812
	4,818		4,818

(1)
During the three months ended April 30, 2026, we repurchased 4.8 million shares at a weighted average price of $23.74 per share for a total amount of $114.4 million. We periodically enter into pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act to effect such repurchases. On March 19, 2026, we announced that our Board of Directors authorized a $500 million expansion of the share repurchase plan. The authorized repurchase plan will expire on September 30, 2027.

Items 3 and 4 are not applicable and have been omitted.

Item 5. OTHER INFORMATION

During the three months ended April 30, 2026, the following directors and officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

On March 20, 2026, Aaron Levie, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Rule 10b5-1 trading arrangement allows for the sale of up to 60,000 shares of our Class A common stock, commencing on June 19, 2026 and continuing until all shares are sold or April 1, 2027, whichever comes first.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the three months ended April 30, 2026.

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

Date: May 27, 2026

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)