Form 10-Q
period 2026-07-31
BOX INC
filed 2026-08-26
CIK 1372612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

As of July 31, 2026, the number of shares of the registrant’s Class A common stock outstanding was 137,200,773.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	July 31,	January 31,
	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$342,870	$375,130
Short-term investments	101,266	102,932
Accounts receivable, net	213,682	325,136
Deferred commissions	44,465	46,102
Other current assets	55,587	41,973
Total current assets	757,870	891,273
Operating lease right-of-use assets, net	100,679	97,626
Goodwill	81,042	82,290
Deferred tax assets	268,144	283,997
Intangible assets, net	103,323	94,311
Other assets, non-current	93,176	96,563
Total assets	$1,404,234	$1,546,060
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$84,848	$96,983
Accrued compensation and benefits	41,388	57,791
Deferred revenue	589,540	647,893
Total current liabilities	715,776	802,667
Debt, net, non-current	452,212	451,011
Operating lease liabilities, non-current	73,146	76,970
Other liabilities, non-current	16,825	18,314
Total liabilities	1,257,959	1,348,962
Commitments and contingencies (Note 6)
Series A convertible preferred stock, par value of $0.0001 per share; 500 shares authorized, issued and outstanding as of July 31 and January 31, 2026	497,421	496,376
Stockholders’ deficit:
Class A common stock, par value $0.0001 per share; 1,000,000 shares authorized; 137,201 and 140,911 shares issued and outstanding as of July 31 and January 31, 2026, respectively	14	14
Additional paid-in capital	464,281	547,610
Accumulated other comprehensive loss	(5,628)	(142)
Accumulated deficit	(809,813)	(846,760)
Total stockholders’ deficit	(351,146)	(299,278)
Total liabilities, convertible preferred stock and stockholders’ deficit	$1,404,234	$1,546,060

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Revenue	$321,147	$293,999	$627,088	$570,271
Cost of revenue	67,182	61,522	129,917	122,195
Gross profit	253,965	232,477	497,171	448,076
Operating expenses:
Research and development	78,403	71,717	154,316	144,018
Sales and marketing	106,719	102,198	208,589	201,297
General and administrative	36,208	37,984	74,189	75,845
Total operating expenses	221,330	211,899	437,094	421,160
Income from operations	32,635	20,578	60,077	26,916
Interest income	2,814	6,715	5,800	13,413
Interest expense	(2,404)	(2,680)	(4,805)	(5,376)
Other (expense) income, net	(1,189)	(872)	(1,707)	1,932
Income before income taxes	31,856	23,741	59,365	36,885
Provision for income taxes	12,635	10,296	22,418	15,246
Net income	$19,221	$13,445	$36,947	$21,639
Accretion and dividend on series A convertible preferred stock	(4,314)	(4,312)	(8,544)	(8,540)
Undistributed earnings attributable to preferred stockholders	(1,773)	(1,036)	(3,358)	(1,488)
Net income attributable to common stockholders	$13,134	$8,097	$25,045	$11,611
Net income per share attributable to common stockholders
Basic	$0.10	$0.06	$0.18	$0.08
Diluted	$0.09	$0.05	$0.18	$0.08
Weighted-average shares used to compute net income per share attributable to common stockholders
Basic	137,379	144,896	138,250	144,669
Diluted	139,719	151,102	139,914	150,369

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Net income	$19,221	$13,445	$36,947	$21,639
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(1,930)	(865)	(4,050)	7,389
Cash flow hedges:
Change in net unrealized gains	514	4,420	2,855	556
Net (gain) loss reclassified into net income	(1,940)	273	(4,058)	247
Net change in cash flow hedges, net of tax	(1,426)	4,693	(1,203)	803
Other, net of tax	(120)	(94)	(233)	(98)
Other comprehensive (loss) income, net:	(3,476)	3,734	(5,486)	8,094
Comprehensive income	$15,745	$17,179	$31,461	$29,733

See notes to condensed consolidated financial statements.

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Three Months Ended July 31, 2026
	Series A Convertible Preferred Stock		Class A Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Deficit
Balance as of April 30, 2026	500	$496,857	138,450	$14	$492,811	$(2,152)	$(829,034)	$(338,361)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,319	—	(16,187)	—	—	(16,187)
Stock-based compensation related to stock awards	—	—	—	—	58,713	—	—	58,713
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	564	—	—	(4,314)	—	—	(4,314)
Repurchases of common stock	—	—	(2,568)	—	(66,742)	—	—	(66,742)
Other comprehensive loss, net	—	—	—	—	—	(3,476)	—	(3,476)
Net income	—	—	—	—	—	—	19,221	19,221
Balance as of July 31, 2026	500	$497,421	137,201	$14	$464,281	$(5,628)	$(809,813)	$(351,146)

	Three Months Ended July 31, 2025
	Series A Convertible Preferred Stock		Class A Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Loss	Deficit	Deficit
Balance as of April 30, 2025	500	$494,716	144,793	$14	$681,363	$(7,561)	$(953,949)	$(280,133)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	1,332	—	(21,121)	—	—	(21,121)
Stock-based compensation related to stock awards	—	—	—	—	59,301	—	—	59,301
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	562	—	—	(4,312)	—	—	(4,312)
Repurchases of common stock	—	—	(1,239)	—	(40,269)	—	—	(40,269)
Other comprehensive income, net	—	—	—	—	—	3,734	—	3,734
Net income	—	—	—	—	—	—	13,445	13,445
Balance as of July 31, 2025	500	$495,278	144,886	$14	$674,962	$(3,827)	$(940,504)	$(269,355)

See notes to condensed consolidated financial statements.

	Six Months Ended July 31, 2026
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2026	500	$496,376	140,911	$14	$547,610	$(142)	$(846,760)	$(299,278)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	3,676	—	(20,770)	—	—	(20,770)
Stock-based compensation related to stock awards	—	—	—	—	127,783	—	—	127,783
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	1,045	—	—	(8,545)	—	—	(8,545)
Repurchases of common stock	—	—	(7,386)	—	(181,797)	—	—	(181,797)
Other comprehensive loss, net	—	—	—	—	—	(5,486)	—	(5,486)
Net income	—	—	—	—	—	—	36,947	36,947
Balance as of July 31, 2026	500	$497,421	137,201	$14	$464,281	$(5,628)	$(809,813)	$(351,146)

	Six Months Ended July 31, 2025
	Series A Convertible Preferred Stock		Class A Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance as of January 31, 2025	500	$494,238	144,113	$14	$677,088	$(11,921)	$(962,143)	$(296,962)
Issuance of common stock under employee equity plans, net of shares withheld for employee payroll taxes	—	—	3,597	—	(29,234)	—	—	(29,234)
Stock-based compensation related to stock awards	—	—	—	—	125,526	—	—	125,526
Accretion and dividend on series A convertible preferred stock, net of dividends paid	—	1,040	—	—	(8,540)	—	—	(8,540)
Repurchases of common stock	—	—	(2,824)	—	(89,878)	—	—	(89,878)
Other comprehensive income, net	—	—	—	—	—	8,094	—	8,094
Net income	—	—	—	—	—	—	21,639	21,639
Balance as of July 31, 2025	500	$495,278	144,886	$14	$674,962	$(3,827)	$(940,504)	$(269,355)

BOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,947	$21,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,187	14,626
Stock-based compensation expense	117,676	115,652
Amortization of deferred commissions	27,091	26,685
Deferred income taxes	14,137	9,519
Other	3,094	(8,111)
Changes in operating assets and liabilities:
Accounts receivable, net	109,691	105,779
Deferred commissions	(26,753)	(21,358)
Operating lease right-of-use assets, net	11,363	10,600
Other assets	(16,228)	(7,765)
Accounts payable, accrued expenses and other liabilities	(16,172)	(15,563)
Operating lease liabilities	(14,415)	(12,516)
Deferred revenue	(54,582)	(66,164)
Net cash provided by operating activities	211,036	173,023
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(50,906)	(52,437)
Maturities of short-term investments	52,945	52,200
Purchases of property and equipment	(1,394)	(2,174)
Capitalized software costs	(20,822)	(16,490)
Net cash used in investing activities	(20,177)	(18,901)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(185,662)	(89,583)
Payments of dividends to preferred stockholders	(7,500)	(7,500)
Proceeds from issuances of common stock under employee stock purchase plan	15,883	16,654
Employee payroll taxes paid for net settlement of stock awards	(36,845)	(47,343)
Other	(2,292)	720
Net cash used in financing activities	(216,416)	(127,052)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,841)	6,373
Net (decrease) increase in cash, cash equivalents, and restricted cash	(32,398)	33,443
Cash, cash equivalents, and restricted cash, beginning of period(1)	376,688	626,110
Cash, cash equivalents, and restricted cash, end of period(1)	$344,290	$659,553

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

We sell to a broad range of customers. Our revenue is derived primarily from the United States (U.S.) across a multitude of industries. Accounts receivable are derived from the delivery of our services to customers primarily located in the U.S. We accept and settle our accounts receivable using credit cards, electronic payments and checks. A majority of our lower dollar value invoices are settled by credit card on or near the date of the invoice. We do not require collateral from customers to secure accounts receivable. We believe collections of our accounts receivable are probable based on the size, industry diversification, financial condition and past transaction history of our customers. As of July 31, 2026 and January 31, 2026, no customer accounted for more than 10% of total accounts receivable. No single customer represented over 10% of our revenue for the three and six months ended July 31, 2026 and July 31, 2025.

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

Summary of Significant Accounting Policies

There have been no material changes to our significant accounting policies and estimates during the six months ended July 31, 2026 from those disclosed in Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the year ended January 31, 2026.

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

There were no other recently adopted or issued accounting pronouncements that had a material impact on our condensed consolidated financial statements for the three and six months ended July 31, 2026.

Note 2. Revenue

Revenue by Geographic Locations

For the three and six months ended July 31, 2026, revenue attributable to customers in the U.S. was 63% in both periods and revenue attributable to customers in Japan was 26% in both periods. For the three and six months ended July 31, 2025, revenue attributable to customers in the United States was 62% in both periods and revenue attributable to customers in Japan was 26% and 25%, respectively.

Deferred Revenue

Deferred revenue was $595.8 million and $656.7 million as of July 31, 2026 and January 31, 2026, respectively. During the three months ended July 31, 2026 and 2025, we recognized $262.8 million and $244.6 million of revenue that was included in the deferred revenue balance as of April 30, 2026 and 2025, respectively. During the six months ended July 31, 2026 and 2025, we recognized $448.7 million and $409.6 million of revenue that was included in the deferred revenue balance as of January 31, 2026 and 2025, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

As of July 31, 2026, we had remaining performance obligations from contracts with customers of $1.7 billion. We expect to recognize revenue on approximately 53% and 78% of these remaining performance obligations over the next 12 and 24 months on a cumulative basis, respectively, with the balance recognized thereafter.

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

Financial assets and liabilities subject to the fair value disclosure requirements were as follows (in thousands):

	July 31, 2026
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$43,185	$—	$43,185
Short-term investments:
U.S. treasury securities	63,724	—	63,724
Corporate bonds	—	37,542	37,542
Other current assets:
Forward contracts designated as cash flow hedges	—	7,030	7,030
Total current assets	106,909	44,572	151,481
Other assets, non-current:
Forward contracts designated as cash flow hedges	—	126	126
Total assets	$106,909	$44,698	$151,607

Other current liabilities:
Forward contracts designated as cash flow hedges	$—	$1,596	$1,596
Forward contracts not designated as cash flow hedges	—	1,283	1,283
Total current liabilities	—	2,879	2,879
Other liabilities, non-current:
Forward contracts designated as cash flow hedges	—	1,260	1,260
Total liabilities	$—	$4,139	$4,139

	January 31, 2026
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$68,169	$—	$68,169
Short-term investments:
U.S. treasury securities	102,932	—	102,932
Other current assets:
Forward contracts designated as cash flow hedges	—	6,150	6,150
Total current assets	171,101	6,150	177,251
Other assets, non-current:
Forward contracts designated as cash flow hedges	—	855	855
Total assets	$171,101	$7,005	$178,106

Other current liabilities:
Forward contracts designated as cash flow hedges	$—	$802	$802
Forward contracts not designated as cash flow hedges	—	906	906
Total current liabilities	—	1,708	1,708
Other liabilities, non-current:
Forward contracts designated as cash flow hedges	—	185	185
Total liabilities	$—	$1,893	$1,893

There were no material differences between the estimated fair value and amortized cost of our cash equivalents and short-term investments.

As of July 31, 2026, remaining contractual maturities of our cash equivalents and short-term investments were as follows (in thousands):

July 31, 2026
Due within one year	$104,992
Due between one to five years	39,554
Total	$144,546

As of July 31, 2026, we do not consider any portion of the unrealized losses to be credit losses.

Fair Value Measurements of Other Financial Instruments

In September 2024, we issued $460.0 million aggregate principal amount of 1.50% convertible senior notes due September 15, 2029 (the “2029 Convertible Notes”). The 2029 Convertible Notes are recorded at principal less unamortized issuance costs in the condensed consolidated balance sheets but are measured at fair value on a quarterly basis for disclosure purposes. The estimated fair values of the 2029 Convertible Notes, which we have classified as a Level 2 financial instrument, was determined using observable market prices. As of July 31, 2026 and January 31, 2026, the estimated fair value of the 2029 Convertible Notes was $479.4 million and $434.4 million, respectively.

Note 4. Derivative Instruments

The notional amounts of our outstanding foreign currency forward contracts were as follows (in thousands):

	July 31,	January 31,
	2026	2026
Forward contracts designated as cash flow hedges	$329,397	$219,196
Forward contracts not designated as cash flow hedges	62,051	63,404
Total	$391,448	$282,600

Pre-tax gains (losses) associated with foreign currency forward contracts were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Forward contracts designated as cash flow hedges:
(Loss) gain recognized in other comprehensive (loss) income, net	$(1,900)	$6,259	$(1,603)	$1,771
Gain (loss) reclassified from accumulated other comprehensive loss into net income	2,586	(365)	5,410	(330)
Total gain	$686	$5,894	$3,807	$1,441

Forward contracts not designated as cash flow hedges:
Gain (loss) recognized in net income	$505	$491	$860	$(4,549)
Net gain (loss)	$1,191	$6,385	$4,667	$(3,108)

As of July 31, 2026, we expect to reclassify $5.2 million of pre-tax gains out of accumulated other comprehensive loss into earnings within the next twelve months.

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

The components of lease cost, which were included in operating expenses in our condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Operating lease cost, gross	$7,501	$6,568	$14,450	$12,999
Variable lease cost, gross	2,540	1,655	4,688	3,832
Sublease income	(1,630)	(1,036)	(2,265)	(2,666)
Total lease cost	$8,411	$7,187	$16,873	$14,165

As of July 31, 2026, maturities of our operating lease liabilities, which do not include short-term leases and variable lease payments, are as follows (in thousands):

Years ending January 31:	Operating Leases (1)
Remainder of 2027	$17,124
2028	34,013
2029	19,234
2030	9,455
2031	8,435
Thereafter	32,780
Total minimum lease payments	$121,041
Less: imputed interest	(18,110)
Present value of total lease liabilities	$102,931

(1)
Non-cancellable sublease proceeds for the remainder of the fiscal year ending January 31, 2027 and the fiscal years ending January 31, 2028 and 2029 of $2.6 million, $5.1 million, and $1.8 million, respectively, are not included in the table above.

Note 6. Commitments and Contingencies

Letters of Credit

As of July 31, 2026 and January 31, 2026, we had letters of credit in the aggregate amount of $8.5 million and $12.3 million, respectively, in connection with our operating leases and voluntary disability insurance (VDI) program, which were primarily issued under the available sublimit for the issuance of letters of credit in conjunction with a secured credit agreement as disclosed in Note 7.

Purchase Obligations

Our purchase obligations relate primarily to public cloud hosting services and IT software and support services costs and have terms ranging from two to five years. As of July 31, 2026, future minimum payments under non-cancellable contractual purchases, which were not recognized on our condensed consolidated balance sheet, are as follows, shown in accordance with the payment due date (in thousands):

Years ending January 31:
Remainder of 2027	$6,706
2028	52,038
2029	146,262
2030	136,092
2031	176,346
Total	$517,444

Legal Matters

From time to time, we are subject to litigation and claims that arise in the ordinary course of business. We investigate litigation and claims as they arise and accrue estimates for resolution of legal and other contingencies when losses are probable and estimable. Although the results of litigation and claims cannot be predicted with certainty, we believe there was not at least a reasonable possibility that we had incurred a material loss with respect to such loss contingencies as of July 31, 2026.

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

There have been no changes to the conversion or redemption terms of the 2029 Convertible Notes during the six months ended July 31, 2026 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended January 31, 2026.

As of July 31, 2026, the conditions allowing holders of the 2029 Convertible Notes to convert were not met.

The net carrying amount of the 2029 Convertible Notes consisted of the following (in thousands):

	July 31,	January 31,
	2026	2026
Principal	$460,000	$460,000
Unamortized issuance costs	(7,788)	(8,989)
Net carrying amount	$452,212	$451,011

Issuance costs are being amortized to interest expense over the term of the 2029 Convertible Notes using the effective interest rate method. The effective interest rate used to amortize the issuance costs of the 2029 Convertible Notes is 2.06%. Interest expense recognized related to the 2029 Convertible Notes was $2.3 million for both the three months ended July 31, 2026 and 2025 and was $4.7 million for both the six months ended July 31, 2026 and 2025. Other interest expense for the three and six months ended July 31, 2026 and 2025 was not material.

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

Line of Credit

On June 30, 2023, we entered into an amended and restated credit agreement (the “June 2023 Facility”) and on December 19, 2024, we entered into Amendment No. 1 to the June 2023 Facility to provide for a $75.0 million revolving loan facility and a $45.0 million sublimit for the issuance of letters of credit. The maturity date of the June 2023 Facility is the earlier of (i) June 30, 2028 and (ii) February 11, 2028, only in the event that any of our Series A Convertible Preferred Stock remains outstanding as of such date. There have been no changes to the terms and conditions of the June 2023 Facility during the six months ended July 31, 2026 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended January 31, 2026.

As of July 31, 2026, we had no debt outstanding on the June 2023 Facility and were in compliance with all financial covenants.

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

There have been no changes to the terms and conditions of the Series A Preferred Stock during the six months ended July 31, 2026 from those disclosed in Item 8. Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended January 31, 2026.

During the six months ended July 31, 2026, we paid cash dividends to our Series A Preferred Stockholders in the amount of $7.5 million and as of July 31, 2026, we had accrued dividends of $1.3 million on the Series A Preferred Stock. Accrued dividends are recorded against additional paid-in capital due to Box being in an accumulated deficit position.

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

The following table summarizes the share repurchase activity (in thousands, except average price per share):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Shares repurchased	2,568	1,239	7,386	2,824
Average price per share	$25.84	$32.48	$24.47	$31.81
Amount	$66,355	$40,245	$180,742	$89,822

As of July 31, 2026, approximately $378 million remained authorized and available for additional repurchases.

Note 9. Stock-Based Compensation

Employee Equity Plans

We currently have two employee equity plans that have been adopted by our Board of Directors. These plans, the 2015 Equity Incentive Plan (as amended or otherwise modified, the “2015 Plan”) and the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), are described in more detail in Item 8. Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended January 31, 2026. As of July 31, 2026, 10,235,803 shares and 6,840,600 shares were reserved for future issuance under the 2015 Plan and the 2015 ESPP, respectively.

Stock Options

The following table summarizes the stock option activity under the equity incentive plans and related information:

	Shares Subject to Options Outstanding		Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Life	Intrinsic Value
			(in years)	(in thousands)
Balance as of January 31, 2026	929,352	$17.94	2.02	$6,854
Options exercised	(17,034)	11.19
Balance as of July 31, 2026	912,318	$18.06	1.56	$12,305
Exercisable as of July 31, 2026	912,318	$18.06	1.56	$12,305

Restricted Stock Units

The following table summarizes the restricted stock unit activity, inclusive of performance-based and market-based restricted stock units, under the equity incentive plans and related information:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Unvested balance - January 31, 2026	14,132,213	$29.74
Granted	8,565,892	24.11
Vested	(4,421,069)	27.87
Forfeited/cancelled	(1,058,014)	28.65
Unvested balance - July 31, 2026	17,219,022	$27.49

As of July 31, 2026, there was $426.7 million of unrecognized stock-based compensation expense related to outstanding restricted stock units, inclusive of performance-based and market-based restricted stock units, granted to employees that is expected to be recognized over a weighted-average period of 2.67 years.

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

During the three and six months ended July 31, 2026, we recognized stock-based compensation expense related to Executive Bonus Plans in the amount of $4.2 million and $10.8 million, respectively. The unrecognized compensation expense related to the ungranted and unvested Executive Bonus Plan for fiscal year 2027 is $11.7 million, based on the expected performance against the pre-established corporate financial objectives as of July 31, 2026, which is expected to be recognized over a remaining weighted-average period of less than one year.

2015 ESPP

As of July 31, 2026, there was $18.0 million of unrecognized stock-based compensation expense related to the 2015 ESPP that is expected to be recognized over a weighted-average period of 1.35 years.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Cost of revenue	$6,453	$5,666	$12,393	$10,498
Research and development	21,972	21,380	41,346	40,186
Sales and marketing	20,179	19,679	38,810	37,546
General and administrative	12,759	14,033	25,127	27,422
Total stock-based compensation	$61,363	$60,758	$117,676	$115,652

Note 10. Net Income per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Numerator:
Net income	$19,221	$13,445	$36,947	$21,639
Accretion and dividend on series A convertible preferred stock	(4,314)	(4,312)	(8,544)	$(8,540)
Undistributed earnings attributable to preferred stockholders	(1,773)	(1,036)	(3,358)	$(1,488)
Net income attributable to common stockholders, basic and diluted	$13,134	$8,097	$25,045	$11,611

Denominator:
Weighted-average number of shares used to compute net income per share attributable to common stockholders, basic	137,379	144,896	138,250	144,669
Dilutive effect of awards issued under employee equity plans	2,340	4,345	1,664	4,004
Dilutive effect of shares related to convertible senior notes	—	1,861	—	1,696
Weighted-average number of shares used to compute net income per share attributable to common stockholders, diluted	139,719	151,102	139,914	150,369

Net income per share attributable to common stockholders, basic	$0.10	$0.06	$0.18	$0.08
Net income per share attributable to common stockholders, diluted	$0.09	$0.05	$0.18	$0.08

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

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because the impact of including them would have been antidilutive (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
Options to purchase common stock	25	—	25	—
Restricted stock units	5,172	479	5,172	265
Employee stock purchase plan	2,591	370	2,146	282
Shares related to convertible preferred stock	18,564	18,564	18,567	18,566
Total	26,352	19,413	25,910	19,113

Note 11. Income Taxes

We are subject to income taxes in the U.S. and the foreign jurisdictions in which we operate. The provision for income taxes was $12.6 million and $22.4 million for the three and six months ended July 31, 2026, respectively, and $10.3 million and $15.2 million for the three and six months ended July 31, 2025, respectively. Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.

For the three and six months ended July 31, 2026 and 2025, the difference between the U.S. statutory rate and our effective tax rate was primarily due to U.S. tax on foreign earnings, non-deductible stock-based compensation expenditures, state income taxes, and differing foreign tax rates, partially offset by tax credits for foreign taxes and research and development.

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

Note 12. Subsequent Event

On August 21, 2026, we entered into a Seventh Amendment to Office Lease (the “Seventh Amendment”) with Redwood City Partners, LLC (the “Landlord”), amending that certain Office Lease dated September 15, 2014, as amended, for our corporate headquarters in Redwood City, California. The Seventh Amendment extends the termination date of the lease to June 30, 2040 and reduces the rentable square footage from 283,062 to 242,935 starting July 1, 2028. Total undiscounted base rent payable under the Seventh Amendment, net of rent abatements, from July 1, 2028 through June 30, 2040 is expected to be approximately $283.3 million. In addition to base rent, we are also obligated to pay our proportionate share of certain operating expenses, utilities, insurance costs, and taxes associated with the premises. As an incentive to enter into the Seventh Amendment, the Landlord has agreed to provide a tenant improvement allowance of up to $27.5 million for the design and construction of specified improvements to the leased premises, which is payable through December 31, 2030.

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

We continue to innovate by expanding our core services and offerings. In June 2026, we announced the expansion of Box Zones to 10 regions worldwide, adding Israel, Singapore, and Switzerland as new regions and enhancing Canada and France with in-region compute, enabling global enterprises to better meet data residency requirements. In July 2026, we announced the launch of Box agent security and governance, a suite of security capabilities that protect enterprise content from the risks introduced by AI agents that connect from third-party platforms like Claude, ChatGPT, Microsoft Copilot, and Gemini through the Box Model Context Protocol (MCP) Server or APIs. In addition, we recently announced the general availability of the new Box Agent that leverages the latest advanced reasoning models to securely search company files, analyze and synthesize critical data, and generate new content – all while respecting Box’s enterprise-grade security, governance, and permissions controls. We also recently announced the general availability of Box Automate, our content-focused agentic workflow automation solution built natively in Box to orchestrate work across agents and teams.

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

Current Period Highlights

For the three months ended July 31, 2026 and 2025, our revenue was $321.1 million and $294.0 million, respectively, representing year-over-year growth of 9%, or 11% growth on a constant currency basis. As of July 31, 2026, our remaining performance obligations were $1.7 billion, an increase of 15% from our remaining performance obligations of $1.5 billion as of July 31, 2025, or 17% growth on a constant currency basis. For the three months ended July 31, 2026, our gross profit was $254.0 million and our gross margin was 79.1%, compared to our gross profit of $232.5 million and our gross margin of 79.1% for the three months ended July 31, 2025. For the three months ended July 31, 2026, our operating income was $32.6 million and our operating margin was 10.2%, compared to our operating income of $20.6 million and our operating margin of 7.0% for the three months ended July 31, 2025. For the three months ended July 31, 2026, our net cash provided by operating activities was $70.8 million, an increase of 54% from our net cash provided by operating activities of $46.0 million for the three months ended July 31, 2025. For the three months ended July 31, 2026, our non-GAAP free cash flow was $59.7 million, an increase of 67% from our non-GAAP free cash flow of $35.7 million for the three months ended July 31, 2025.

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

RPO as of July 31, 2026 was $1.7 billion, an increase of 15% from July 31, 2025. As of July 31, 2026, short-term RPO was $904.7 million, an increase of 11% from July 31, 2025, and long-term RPO was $787.0 million, an increase of 18% from July 31, 2025. The increase in RPO was driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites, the timing of customer-driven renewals, longer average contract terms, and the addition of new customers. RPO growth was unfavorably impacted by approximately 290 basis points due to fluctuations in foreign currency exchange rates.

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

Billings for the three and six months ended July 31, 2026 were $309.5 million and $564.9 million, respectively, representing an increase of 17% from the three months ended July 31, 2025 and an increase of 11% from the six months ended July 31, 2025. The increase in billings was primarily driven by expansion within existing customers as they broadened their deployment of our product offerings and the conversion to multi-product Suites, the addition of new customers, and the timing of customer-driven renewals. Billings growth was also impacted by fluctuations in foreign currency exchange rates. For the three months ended July 31, 2026, billings growth was favorably impacted by approximately 100 basis points and for the six months ended July 31, 2026, billings growth was unfavorably impacted by approximately 320 basis points.

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

A calculation of billings starting with revenue, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
GAAP revenue	$321,147	$293,999	$627,088	$570,271
Deferred revenue, end of period	595,814	547,263	595,814	547,263
Less: deferred revenue, beginning of period	(605,944)	(574,119)	(656,697)	(608,600)
Contract assets, beginning of period	6,255	3,662	6,479	4,160
Less: contract assets, end of period	(7,766)	(5,931)	(7,766)	(5,931)
Billings	$309,506	$264,874	$564,918	$507,163

Non-GAAP Free Cash Flow

We define non-GAAP free cash flow as cash flows from operating activities less net capital expenditures (purchases of property and equipment less proceeds from sales of property and equipment), capitalized software costs, and other items that did not or are not expected to require cash settlement and that management considers to be outside of our core business.

Non-GAAP free cash flow for the three and six months ended July 31, 2026 was $59.7 million and $187.5 million, respectively, representing an increase of 67% from the three months ended July 31, 2025 and an increase of 22% from the six months ended July 31, 2025.

The increase in non-GAAP free cash flow for the three months ended July 31, 2026 was primarily driven by an increase in cash flows from operating activities and a decrease in purchases of property and equipment, partially offset by an increase in capitalized software costs. The increase in non-GAAP free cash flow for the six months ended July 31, 2026 was primarily driven by an increase in cash flows from operating activities, partially offset by an increase in capitalized software costs. The year-over-year changes in cash flows from operating activities for the three and six months ended July 31, 2026 are described in more detail under Liquidity and Capital Resources below.

A calculation of non-GAAP free cash flow starting with net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2026	2025	2026	2025
GAAP net cash provided by operating activities	$70,845	$45,964	$211,036	$173,023
Purchases of property and equipment, net of sale proceeds	(121)	(1,863)	(1,394)	(2,174)
Capitalized software costs	(10,985)	(8,381)	(22,155)	(16,792)
Non-GAAP free cash flow	$59,739	$35,720	$187,487	$154,057

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

Our net retention rate was 106% and 103% as of July 31, 2026 and 2025, respectively. Our net retention rate has improved due to continued customer adoption of our products, particularly our multi-product Suites and AI-enabled products. As our customers purchase add-on products or our bundled plans, we tend to realize significantly higher average contract values and stronger net retention rates as compared to customers who only purchase our core product. We believe our go-to-market efforts to deliver a solution selling strategy and our investments in product, customer success, and Box Consulting, including our Box Shuttle migration offering, are significant factors in our customer retention results. As we penetrate customer accounts, we expect our net retention rate to remain above 100% for the foreseeable future.

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

Comparison of the Three and Six Months Ended July 31, 2026 and 2025

Revenue

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Revenue	$321,147	$293,999	$27,148	9%	$627,088	$570,271	$56,817	10%

The $27.1 million, or 9%, and $56.8 million, or 10%, increases in revenue for the three and six months ended July 31, 2026, respectively, were primarily driven by seat growth, net of churn in existing customers and continued strong attach rates of our multi-product Suites offerings, particularly Enterprise Plus and Enterprise Advanced. The increases were partially offset by the weakening of foreign currency exchange rates, which negatively impacted our revenue growth rates by approximately 170 basis points and 60 basis points for the three and six months ended July 31, 2026, respectively.

Cost of Revenue

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Cost of revenue	$67,182	$61,522	$5,660	9%	$129,917	$122,195	$7,722	6%
Percentage of revenue	20.9%	20.9%			20.7%	21.4%
Gross margin	79.1%	79.1%			79.3%	78.6%

The $5.7 million, or 9%, increase in cost of revenue for the three months ended July 31, 2026 was primarily due to increases of $3.7 million in amortization of capitalized software and $3.2 million in public cloud infrastructure costs. This increase was partially offset by decreases of $0.7 million in acquired intangible assets amortization, $0.3 million in contractors and consulting services, and $0.2 million in stock-based compensation expense. Cost of revenue as a percentage of revenue remained flat year-over-year.

The $7.7 million, or 6%, increase in cost of revenue for the six months ended July 31, 2026 was primarily due to increases of $7.7 million in amortization of capitalized software and $2.0 million in public cloud infrastructure costs. This increase was partially offset by decreases of $1.4 million in acquired intangible assets amortization and $0.8 million in workforce reorganization expenses. Cost of revenue as a percentage of revenue decreased by approximately 70 basis points year-over-year.

With strong and growing adoption of our platform and Box AI, as well as the capacity dynamics of our public cloud providers, we expect that over time, our cost of revenue in absolute dollars will increase but may fluctuate as a percentage of revenue.

Research and Development

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Research and development	$78,403	$71,717	$6,686	9%	$154,316	$144,018	$10,298	7%
Percentage of revenue	24%	24%			25%	25%

The $6.7 million, or 9%, increase in research and development expense for the three months ended July 31, 2026 was primarily due to increases of $5.5 million and $1.4 million in employee related costs and stock-based compensation expense, respectively, driven by a 6% increase in headcount. The increased employee headcount and related costs are primarily driven by the growth in lower cost regions. Additionally, we had increases of $2.0 million in enterprise software expenses, $1.5 million in public cloud infrastructure costs, and $1.4 million in office related costs. The increase was partially offset by higher capitalized internally developed software costs of $4.0 million and decreases of $0.6 million in contractors and consulting services and $0.4 million in workforce reorganization expenses. Research and development expenses as a percentage of revenue remained flat year-over-year.

The $10.3 million, or 7%, increase in research and development expense for the six months ended July 31, 2026 was primarily due to increases of $10.2 million and $3.2 million in employee related costs and stock-based compensation expense, respectively, driven by a 6% increase in headcount. The increased employee headcount and related costs are primarily driven by the growth in lower cost regions. Additionally, we had increases of $3.6 million in enterprise software expenses, $2.9 million in office related costs, and $2.8 million in public cloud infrastructure costs. The increase was partially offset by higher capitalized internally developed software costs of $6.9 million and decreases of $4.1 million in workforce reorganization expenses and $1.3 million in contractors and consulting services. Research and development expenses as a percentage of revenue decreased by approximately 60 basis points year-over-year.

We expect our research and development expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we continue to make significant improvements to our product offerings and services and increase headcount in lower cost regions.

Sales and Marketing

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Sales and marketing	$106,719	$102,198	$4,521	4%	$208,589	$201,297	$7,292	4%
Percentage of revenue	33%	35%			33%	35%

The $4.5 million, or 4%, increase in sales and marketing expense for the three months ended July 31, 2026 was primarily due to increases of $4.0 million and $0.6 million in employee related costs and stock-based compensation expense, respectively, driven by a 5% increase in headcount. Sales and marketing expenses as a percentage of revenue decreased by approximately 150 basis points year-over-year.

The $7.3 million, or 4%, increase in sales and marketing expense for the six months ended July 31, 2026 was primarily due to increases of $8.4 million and $1.5 million in employee related costs and stock-based compensation expense, respectively, driven by a 5% increase in headcount. Additionally, we had an increase of $0.6 million in enterprise software expenses. The increase was partially offset by decreases of $2.1 million in workforce reorganization expenses and $1.0 million in contractors and consulting services. Sales and marketing expenses as a percentage of revenue decreased by approximately 200 basis points year-over-year.

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

General and Administrative

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
General and administrative	$36,208	$37,984	$(1,776)	-5%	$74,189	$75,845	$(1,656)	-2%
Percentage of revenue	11%	13%			12%	13%

The $1.8 million, or 5%, decrease in general and administrative expense for the three months ended July 31, 2026 was primarily due to decreases of $1.5 million in stock-based compensation expense and $0.6 million in workforce reorganization expenses. This decrease was partially offset by an increase of $0.6 million in contractors and consulting services. General and administrative expense as a percentage of revenue decreased by approximately 160 basis points year-over-year.

The $1.7 million, or 2%, decrease in general and administrative expense for the six months ended July 31, 2026 was primarily due to decreases of $2.7 million in stock-based compensation expense and $0.5 million in workforce reorganization expenses. This decrease was partially offset by increases of $0.7 million in employee related costs, $0.6 million in contractors and consulting services, and $0.3 million in office related costs. General and administrative expense as a percentage of revenue decreased by approximately 150 basis points year-over-year.

We expect our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue over time as we benefit from greater operational scale and efficiency.

Interest Income

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Interest income	$2,814	$6,715	$(3,901)	-58%	$5,800	$13,413	$(7,613)	-57%

The $3.9 million and $7.6 million decreases for the three and six months ended July 31, 2026, respectively, were primarily due to decreases in interest income on cash and cash equivalents and short-term investments. These decreases were driven by lower average cash and short-term investment balances, primarily resulting from the settlement of convertible notes in January 2026 and repurchases of common stock, along with lower interest rates on our investments.

Interest Expense

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Interest expense	$2,404	$2,680	$(276)	-10%	$4,805	$5,376	$(571)	-11%

The $0.3 million and $0.6 million decreases for the three and six months ended July 31, 2026, respectively, were primarily due to decreases in amortization of convertible debt issuance costs due to the maturity of convertible notes in January 2026.

Other (Expense) Income, Net

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Other (expense) income, net	$(1,189)	$(872)	$(317)	36%	$(1,707)	$1,932	$(3,639)	-188%

The $0.3 million and $3.6 million decreases for the three and six months ended July 31, 2026, respectively, were primarily due to increases of $0.3 million and $3.7 million, respectively, in net foreign currency losses.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	July 31,		Change		July 31,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Provision for income taxes	$12,635	$10,296	$2,339	23%	$22,418	$15,246	$7,172	47%

The $2.3 million and $7.2 million increases for the three and six months ended July 31, 2026, respectively, were primarily due to increased profitability and a change from tax windfalls to tax shortfalls on stock-based compensation, partially offset by lower U.S. tax on foreign earnings.

Liquidity and Capital Resources

As of July 31, 2026, we had cash and cash equivalents, restricted cash, and short-term investments of $445.6 million. During the six months ended July 31, 2026, we generated operating cash flow of $211.0 million. Since our inception, we have financed our operations primarily through equity financing, cash generated from operations and debt financing. We believe our existing cash, cash equivalents, and short-term investments, together with our credit facility, will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and beyond. Our long-term capital requirements will depend on many factors including our growth rate, subscription renewal activity, billing frequency, public cloud obligations, repayment or refinancing of our debt obligations, settlement of our convertible senior notes and convertible preferred stock, the timing and extent of spending to support development efforts, the expansion of international activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of our services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows

For the six months ended July 31, 2026 and 2025, our cash flows were as follows (in thousands):

	Six Months Ended
	July 31,
	2026	2025	$ Change
Net cash provided by operating activities	$211,036	$173,023	$38,013
Net cash used in investing activities	(20,177)	(18,901)	(1,276)
Net cash used in financing activities	(216,416)	(127,052)	(89,364)

Operating Activities

The $38.0 million increase in net cash provided by operating activities for the six months ended July 31, 2026 compared to the six months ended July 31, 2025 was primarily due to an increase of $22.8 million in non-cash items and an increase of $15.3 million in net income.

The $22.8 million increase in non-cash items was primarily due to a $7.9 million increase in unrealized loss from foreign currency remeasurement, a $4.6 million increase in deferred income tax expense, a $4.6 million increase in depreciation and amortization expense driven by an increase in amortization of capitalized software, a $2.5 million increase in losses from foreign currency forward contracts not designated as cash flow hedges, and a $2.0 million increase in stock-based compensation expense driven by an increase in headcount.

The increase in net cash provided by operating activities was further adjusted by a $0.1 million increase in net cash outflows due to changes in our operating assets and liabilities, which was primarily due to an $8.5 million change in other assets due to the timing of prepayments, a $5.4 million change in deferred commissions resulting from capitalization of incremental commissions paid to our sales force, and a $1.9 million change in operating lease liabilities due to recurring lease payments. These changes were partially offset by an $11.6 million change in deferred revenue due to the timing of revenue recognition and a $3.9 million change in accounts receivable due to timing of our cash collections.

Investing Activities

The $1.3 million increase in net cash used in investing activities for the six months ended July 31, 2026 compared to the six months ended July 31, 2025 was primarily due to a $4.3 million increase in capitalized software costs driven by increased projects, partially offset by a $1.5 million decrease in purchases of short-term investments driven by the timing, a $0.8 million decrease in purchases of property and equipment, net of sale proceeds driven by reduced office space build out expenses, and a $0.7 million increase in maturities of short-term investments.

Financing Activities

The $89.4 million increase in net cash used in financing activities for the six months ended July 31, 2026 compared to the six months ended July 31, 2025 was primarily due to a $96.1 million increase in repurchases of our common stock, partially offset by a $10.5 million decrease in employee payroll taxes paid related to net share settlement of stock awards driven by our stock price on the date of vest.

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

In June 2023, we entered into an amended and restated secured credit agreement and in December 2024, we entered into Amendment No. 1 to the June 2023 Facility to provide for a $75.0 million revolving loan facility with a $45.0 million sublimit for the issuance of letters of credit. As of July 31, 2026, we had no debt outstanding on the June 2023 Facility.

Series A Convertible Preferred Stock

On April 7, 2021 we entered into an Investment Agreement with KKR and certain other investors relating to the issuance and sale of 500,000 shares of our Series A Convertible Preferred Stock, par value of $0.0001 per share, for an aggregate purchase price of $500 million, or $1,000 per share.

Share Repurchase Plan

Our Board of Directors has authorized a share repurchase plan to opportunistically repurchase shares of our outstanding Class A common stock in open market transactions. On March 19, 2026, we announced that our Board of Directors authorized a $500 million expansion of the share repurchase plan. During the three months ended July 31, 2026, we repurchased 2.6 million shares at a weighted average price of $25.84 per share for a total amount of $66.4 million. During the six months ended July 31, 2026, we repurchased 7.4 million shares at a weighted average price of $24.47 per share for a total amount of $180.7 million. As of July 31, 2026, approximately $378 million remained authorized and available for additional repurchases.

Off-Balance Sheet Arrangements

Through July 31, 2026, we did not have any relationships with unconsolidated entities that have, or are reasonably likely to have, a material effect on our financial statements.

Contractual Obligations and Commitments

Our principal commitments consist of (i) obligations under operating leases for office spaces, (ii) purchase obligations not recognized on the condensed consolidated balance sheet as of July 31, 2026, which relate primarily to public cloud hosting services and IT software and support services, and (iii) debt, including obligations under our June 2023 Facility and 2029 Convertible Notes. For more information regarding our obligations for leases, purchase agreements, and debt, refer to Notes 5, 6, and 7, respectively, in Part I, Item 1. Financial Statements.

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

There have been no material changes to our critical accounting estimates during the six months ended July 31, 2026 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended January 31, 2026.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents, restricted cash, and short-term investments of $445.6 million as of July 31, 2026. Our cash and cash equivalents and investments primarily consist of overnight cash deposits, money market funds, U.S. treasury securities, certificates of deposit, corporate debt securities, and non-U.S. government issued securities. We do not enter into investments for trading or speculative purposes.

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

A hypothetical increase or decrease of 100 basis points in interest rates would not have a material impact on the market value of our portfolio of short-term investments as of July 31, 2026. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.

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

These fluctuations can result in fluctuations in our total assets, liabilities, revenues, operating expenses and cash flows that we report for our foreign subsidiaries upon translation of these amounts into U.S. dollars. For the three and six months ended July 31, 2026, revenue growth was unfavorably impacted by approximately 170 basis points and 60 basis points, respectively, compared to the corresponding prior period due to fluctuations in foreign currency exchange rates. For the three months ended July 31, 2026, total operating expenses were not materially impacted by fluctuations in foreign currency exchange rates. For the six months ended July 31, 2026, total operating expenses were unfavorably impacted by approximately 100 basis points compared to the corresponding period due to fluctuations in foreign currency exchange rates.

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

To partially mitigate risks associated with fluctuations in foreign currency exchange rates, we have entered into foreign currency derivative contracts to economically hedge unrealized gains and losses from remeasurement resulting from net outstanding monetary assets and liabilities that are denominated in currencies other than the functional currency of the entities in which they are recorded. For both the three months ended July 31, 2026 and 2025, foreign currency exchange losses were not material. For the six months ended July 31, 2026 and 2025, we recognized $1.7 million in net foreign currency exchange losses and $2.0 million in net foreign currency exchange gains, respectively. We have also entered into foreign currency derivative contracts designated as cash flow hedges to mitigate the impact of fluctuations in foreign exchange rates on future cash flows and earnings.

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

To improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, for the same number of seats or for the same duration of time, if at all. Our net retention rate has fluctuated from period to period and it may decrease again in the future if our customers do not renew their subscriptions with us or decrease their use of our services. Our net retention rate was approximately 106% and 103% as of July 31, 2026 and 2025, respectively.

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

Issues relating to the use of new and evolving technologies, including generative AI, autonomous agentic AI, large language models, and machine learning—whether integrated into our customer-facing product offerings or deployed internally across our software development, business operations, and administrative functions—may cause us to experience operational disruptions, brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. For example, perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI, including risks related to accuracy, bias, toxicity, privacy and security, data provenance, and the adequacy of AI development, deployment, content labeling and governance, may cause public confidence in AI to be undermined, which could slow our customers’ adoption of our products and services that use AI. AI technologies, including generative AI, may produce outputs that appear correct but are factually inaccurate or flawed, and customers or others may rely on such outputs to their detriment, which could expose us to reputational harm, competitive harm, and/or legal liability. Generative AI may also produce content that includes copyrighted or other protected material, and if we or our customers use such content or rights holders seek to enforce their rights, we may be exposed to claims and associated costs. In addition, litigation or government regulation related to the use of AI may also adversely impact our and others’ abilities to develop and offer products that use AI, as well as increase the cost and complexity of doing so. For example, in May 2024, the European Council adopted the AI Act (the “EU AI Act”), which imposes significant obligations related to the use of AI systems and is anticipated to impact the entire AI ecosystem in the European Union. Additionally, as the EU AI Act is implemented, subsequent guidance, standards and regulations, as well as regulatory bodies within respective member states are expected, which may present unforeseen risks and related challenges. In January 2025, President Trump issued an Executive Order on AI along with various additional measures that followed, including additional assessments and/or restrictions that could impact or constrain our AI product offerings. With this shift in AI policy at the federal level, it is unclear the extent to which this may present opportunities or risks to Box in the adoption of AI, including integrating with AI systems developed outside the U.S. that may be, for example, more cost effective. Conversely, at the state level, states such as Arkansas, California, Colorado, Illinois, Maryland, Montana, New York, and Texas have enacted several AI-specific bills covering the deployment and regulation of AI technology, which may impact Box. Developing, testing, deploying and maintaining third-party AI systems may increase the cost profile of our product offerings and our operational and computing expenses, which could impact our margins and adversely affect our business and operating results. Our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or interruptions or if they are no longer available on commercially reasonable terms or prices. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

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

We continuously evaluate our short- and long-term cloud-based server capacity requirements to ensure adequate capacity for new and existing customers while minimizing unnecessary excess capacity costs. If we overestimate the demand for our cloud content management services and therefore secure excess cloud-based server capacity, our operating margins could be reduced. If we underestimate our cloud-based server capacity requirements or if we are unable to meet our contractual minimum commitments, we may not be able to service the expanding needs of customers and may be required to limit new customer acquisition or provide credits or refunds to existing customers, which would impair our revenue growth and harm our operating results. We outsource a substantial majority of our cloud hosting to Google Cloud Platform (GCP), which hosts our products and platform. Industry-wide supply constraints—including shortages or extended lead times for high-performance AI processors, memory components, and optical networking hardware, as well as data center power delivery and utility capacity bottlenecks—have intensified competition for hosting and compute resources. To the extent we do not effectively address capacity constraints, either through GCP or alternative providers of cloud hosting, or other risks are realized that may result in interruptions, delays and outages in service and availability of our products and/or services, our business and operating results may be adversely affected. Furthermore, regardless of our ability to appropriately manage our cloud-based server capacity requirements, only a small percentage of our customers currently use Box to organize all of their internal files, and an increase in the number of organizations, in particular large businesses and enterprises, that use our service as a larger component of their content storage requirements, could result in lower gross and operating margins or otherwise have an adverse impact on our financial condition and operating results.

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

We repurchase shares of our Class A common stock in open market transactions from time to time pursuant to publicly announced stock repurchase program approved by our Board of Directors. During fiscal year 2026, we repurchased 9.7 million shares for a total amount of $292.9 million and during fiscal year 2025, we repurchased 7.6 million shares for a total amount of $211.5 million. For the six months ended July 31, 2026, we repurchased 7.4 million shares for a total amount of $180.7 million. Any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices, and we are not obligated to repurchase a specified number or dollar value of shares. As a result, there can be no guarantee around the timing or volume of our share repurchases or that we will have adequate cash flow to fund any repurchases. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the U.S. implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

As of July 31, 2026, we had outstanding debt, including an aggregate principal amount of $460.0 million issued under the 2029 Convertible Notes. During specified periods, the 2029 Convertible Notes are convertible at the option of the holders under certain conditions or upon occurrence of certain events as described in Note 9, Part II, Item 8 of our Annual Report on Form 10-K for the year ended January 31, 2026. If one or more holders of the 2029 Convertible Notes elect to convert their notes, we are required to settle the principal of the 2029 Convertible Notes in cash upon any conversion of such notes, which could adversely affect our liquidity. In addition, even if holders of the 2029 Convertible Notes do not elect to convert their notes, we may be required under applicable accounting standards to reclassify the carrying value of the 2029 Convertible Notes as current, rather than long-term, if any of the conditions to the convertibility of the 2029 Convertible Notes are satisfied. This reclassification could materially reduce our reported working capital.

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

Pursuant to that certain Investment Agreement dated April 7, 2021, by and among Box, Inc. and Powell Investors III L.P., KKR-Milton Credit Holdings L.P., KKR-NYC Credit C L.P., Tailored Opportunistic Credit Fund, and CPS Holdings (US) L.P. (the “Investment Agreement”), KKR had the right to designate one candidate for nomination for election to our Board of Directors and preemptive rights to participate in certain future offering of securities of Box for so long as KKR and its permitted transferees maintained a minimum aggregate holdings of our stock as described in further detail in the Investment Agreement; however, KKR has waived both its rights to designate or nominate an Investor Designee (as defined in the Investment Agreement) to the Board and its preemptive rights pursuant to the Investment Agreement.

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

The issuance of shares of our Series A Convertible Preferred Stock reduces the relative voting power of holders of our Class A common stock, and the conversion of those shares into shares of our Class A common stock has in the past diluted, and may further dilute, the ownership of Class A common stockholders and may adversely affect the market price of our Class A common stock.

The holders of our Series A Convertible Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our Class A common stock on all matters submitted to a vote of the holders of our Class A common stock, which reduces the relative voting power of the holders of our Class A common stock. In addition, the conversion of our Series A Convertible Preferred Stock into Class A common stock has in the past diluted, and may further dilute, the ownership interest of existing holders of our Class A common stock, and any conversion of the Series A Convertible Preferred Stock increases the number of shares of our Class A common stock available for public trading, which could adversely affect prevailing market prices of our Class A common stock.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended July 31, 2026 was as follows (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1, 2026 to May 31, 2026	1,570	$25.09	1,570	$405,427
June 1, 2026 to June 30, 2026	585	$25.62	585	$390,442
July 1, 2026 to July 31, 2026	413	$29.02	413	$378,457
	2,568		2,568

(1)
During the three months ended July 31, 2026, we repurchased 2.6 million shares at a weighted average price of $25.84 per share for a total amount of $66.4 million. We periodically enter into pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act to effect such repurchases. On March 19, 2026, we announced that our Board of Directors authorized a $500 million expansion of the share repurchase plan. The authorized repurchase plan will expire on September 30, 2027.

Items 3 and 4 are not applicable and have been omitted.

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended July 31, 2026, the following directors and officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

On June 4, 2026, Dylan Smith, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Rule 10b5-1 trading arrangement allows for the sale of up to 204,000 shares of our Class A common stock, commencing on September 10, 2026 and continuing until all shares are sold or August 11, 2027, whichever comes first.

On July 2, 2026, Olivia Nottebohm, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The Rule 10b5-1 trading arrangement allows for the sale of up to 75% of the net shares of our Class A common stock that Ms. Nottebohm will receive from the vesting of outstanding awards of performance stock units and restricted stock units during the term of the plan. The Rule 10b5-1 trading arrangement will commence on October 5, 2026 and continue until all shares are sold or September 17, 2027, whichever comes first.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the three months ended July 31, 2026.

Entry into a Material Definitive Agreement

On August 21, 2026, we entered into a Seventh Amendment to Office Lease (the “Seventh Amendment”) with Redwood City Partners, LLC (the “Landlord”), amending that certain Office Lease dated September 15, 2014, as amended, for our corporate headquarters in Redwood City, California. The Seventh Amendment extends the termination date of the lease to June 30, 2040 and reduces the rentable square footage from 283,062 to 242,935 starting July 1, 2028. Total undiscounted base rent payable under the Seventh Amendment, net of rent abatements, from July 1, 2028 through June 30, 2040 is expected to be approximately $283.3 million. In addition to base rent, we are also obligated to pay our proportionate share of certain operating expenses, utilities, insurance costs, and taxes associated with the premises. As an incentive to enter into the Seventh Amendment, the Landlord has agreed to provide a tenant improvement allowance of up to $27.5 million for the design and construction of specified improvements to the leased premises, which is payable through December 31, 2030.

Item 6. EXHIBITS

The documents listed in the Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Box, Inc. Amended and Restated 2015 Equity Incentive Plan, effective June 25, 2026.	8-K	001-36805	10.1	July 1, 2026

10.2	Seventh Amendment to Office Lease between Box, Inc. and Redwood City Partners, LLC, dated as of August 21, 2026.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: August 26, 2026

BOX, INC.

By:	/s/ Aaron Levie
Aaron Levie
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dylan Smith
Dylan Smith
Chief Financial Officer
(Principal Financial Officer)